Form 10-K
period 1993-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1994-03-29
CIK 109261

                                                                          [LOGO]
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM .............. TO  ..............

        COMMISSION FILE NUMBER 1-9627

                        ZENITH NATIONAL INSURANCE CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                  95-2702776
      (STATE OR OTHER JURISDICTION OF INCORPORATION                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
                    OR ORGANIZATION)

     21255 CALIFA STREET, WOODLAND HILLS, CALIFORNIA                              91367-5021
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 713-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE ON
                   TITLE OF EACH CLASS                                         WHICH REGISTERED
- ---------------------------------------------------------  ---------------------------------------------------------
              Common Stock, $1.00 Par Value                                 New York Stock Exchange
                    (TITLE OF CLASS)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 25, 1994 was approximately $238,222,000 (based on the closing sale price of such stock on such date).

    At March 25, 1994, 18,866,000 shares of Common Stock were outstanding, net of 5,069,000 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1993 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 1994 Annual Meeting of Stockholders -- Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS
GENERAL

    Zenith National Insurance Corp. ("Zenith"), a Delaware corporation incorporated in 1971, is a holding company. Zenith is engaged through its directly and indirectly wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), CalFarm Insurance Company ("CalFarm Insurance"), ZNAT Insurance Company ("ZNAT Insurance"), Zenith Star Insurance Company ("Zenith Star") and CalFarm Life Insurance Company ("CalFarm Life"), in the business of writing workers' compensation insurance primarily in California; reinsurance; annuities; health and life insurance coverages; and auto, homeowners, farmowners and other coverages primarily in the rural areas of California. In 1993, Zenith commenced real estate operations, developing private residences for sale in Las Vegas, Nevada, through its wholly owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt").

    The 1993 edition of Best's Key Rating Guide ("Best's") gives Zenith Insurance, CalFarm Insurance and ZNAT Insurance, collectively, and CalFarm Life ratings of A+ (superior). Standard & Poor's Corporation ("S&P") has rated the claims-paying ability of Zenith Insurance, CalFarm Insurance and ZNAT Insurance AA-(excellent) and the solvency of CalFarm Life BBBq (above average). Best's ratings and S&P's ratings of claims-paying ability and solvency are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

    At December 31, 1993, Zenith and its subsidiaries had approximately 1,600 employees.

    The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

GLOSSARY OF SELECTED INSURANCE TERMS

    The following terms when used herein have the following meanings:

Assume                         To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.
Cede                           To transfer to a reinsurer all or a portion of a risk in
                               consideration of payment of a premium.
Combined ratio                 The sum of underwriting expenses, net incurred losses, loss adjustment expenses and policyholders' dividends, expressed as a percentage of net premiums earned.
Development                    The amount by which losses, measured subsequently by
                               reference to payments and additional estimates, differ from those originally reported for a period. Development is
                               favorable when losses ultimately settle for less than
                               levels at which they were reserved or subsequent estimates indicate a basis for reserve decreases on open claims.
                               Development is unfavorable when losses ultimately settle
                               for more than levels at which they were reserved or
                               subsequent estimates indicate a basis for reserve increases on open claims.
Excess of loss reinsurance     A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular
                               occurrence or event in excess of a fixed amount and up to a stipulated limit.
Incurred but not reported      Claims relating to insured events that have occurred but
 claims                        have not yet been reported to the insurer or reinsurer.

Loss adjustment expenses       The expenses of investigating and settling claims,
                               including legal and other fees, and general expenses of
                               administering the claims adjustment process.
Net premiums earned            The portion of net premiums written applicable to the
                               expired period of policies.
Participating policy           A policy upon which dividends may be paid after expiration.
Policyholders' surplus or      The amount remaining after all liabilities are subtracted
 statutory capital             from all admitted assets, as determined in accordance with statutory accounting practices. This amount is regarded as financial protection to policyholders in the event an
                               insurance company suffers unexpected or catastrophic
                               losses.
Reinsurance                    A transaction in which an original insurer, or cedant,
                               remits a portion of the premium to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a
                               portion of the risk.
Reserves or loss reserves      The balance sheet liability representing estimates of
                               amounts needed to pay reported and unreported claims and
                               related loss adjustment expenses (stated without reduction for reinsurance ceded after 1992).
Retrocession                   A reinsurance of reinsurance assumed.
Statutory accounting           Accounting principles prescribed or permitted by the
 practices                     California Department of Insurance. In general, statutory
                               accounting practices address policyholder protection and
                               solvency and are more conservative in presentation of
                               earnings, surplus and assets than generally accepted
                               accounting principles.
Treaty                         A contract of reinsurance.
Underwriting                   The process whereby an insurer reviews applications
                               submitted for insurance coverage and determines whether it will accept all or part, and at what premium, of the
                               coverage being requested.
Underwriting expenses          The aggregate of policy acquisition costs and the portion
                               of administrative, general and other expenses attributable to the underwriting process as they are accrued and
                               expensed.

DESCRIPTION OF BUSINESS SEGMENTS

    Zenith and its subsidiaries conduct business through a property and casualty segment, health and life segment and a parent or holding company segment as described in Note 15 -- "Segment Information" on pages 67 and 68 of the 1993 Annual Report to Stockholders, which note is hereby incorporated by reference.

    The earnings of Zenith's property and casualty operations and its health and life business are supplemented by the generation of investment income discussed under "Investments."

  PROPERTY AND CASUALTY -- WORKERS' COMPENSATION INSURANCE

    Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard workers' compensation policy issued by Zenith Insurance provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary with the nature and severity of the injury or disease and the wages, occupation and age of the employee. Zenith Insurance writes workers' compensation insurance which represents 60% of consolidated property and casualty premium earned for 1993 and is the largest line of Zenith's property and casualty business. In 1993, 96.6% of Zenith's workers' compensation written premium was written in California, Zenith's principal workers' compensation insurance market.

    Premiums for workers' compensation insurance are a function of the applicable minimum premium rate, which includes the insured employer's experience modification factor (where applicable), surcharges (where applicable), and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited.

    In California, minimum premium rates for workers' compensation insurance are established by the California Insurance Commissioner (the "Commissioner") and through December 31, 1994, competition on the basis of rates lower than the approved minimum is not permitted. Such rates vary with the approximately 450 categories of employment and among different employers, depending upon actual loss experience, within any one employment category. Adverse loss experience, which persisted until the latter part of 1992, in conjunction with minimum rates that were inadequate, particularly in the Los Angeles area, served to create a market for policies written at rates in excess of minimum rates. Zenith wrote $54,945,000, $42,971,000 and $15,048,000 of surcharged business in 1993, 1992 and 1991, respectively. Favorable loss experience trends in 1993 have increased the competition for such business.

    Zenith Insurance issues participating policies to qualifying policyholders. Policyholder dividends serve a twofold purpose: an economic incentive to employers for safe operations, and an important step in ensuring equitable pricing. Dividends may not legally be guaranteed and are paid after policy expiration. The payment of participating dividends to policyholders is limited by law to accumulated earned surplus from California workers' compensation premiums. Zenith Insurance and its subsidiaries have approximately $185,000,000 of such accumulated earned surplus as of December 31, 1993.

    In July, 1993, certain significant workers' compensation legislation was signed into law in California. Among other things, the new laws affect the California workers' compensation industry as follows:

    Rating -- Effective January 1, 1995, the minimum rate law will be abolished and companies will charge their own, actuarially determined rates. Minimum rates were reduced by 7% from those in effect on July 16, 1993.

    Benefits -- Maximum weekly benefits for temporary disability will be increased on July 1, 1994, July 1, 1995 and July 1, 1996, from the current level of $336 to $490 on July 1, 1996. Maximum weekly benefits for permanent disability will be subject to increases on these same dates. Permanent partial disability weekly benefits will increase from a maximum of $148 to $230 with the greatest increases in cases where disability ratings exceed 70%. Death benefits will be increased on July 1, 1994 and again on July 1, 1996. At July 1, 1996, death benefits will amount to $125,000, $145,000 and $160,000 for a worker with one, two and three total dependents, respectively.

    Cost containment -- Major changes will provide a tougher standard for compensability of stress claims, limit the number of medical-legal evaluations, limit post termination claims, provide certain managed care flexibility, limit medical self-referrals where there is a financial interest and provide limits on vocational rehabilitation costs.

Management is unable to predict the impact that the above legislative changes will have on its business. Historically, analysis and estimates of the impact of legislative changes have been difficult to predict with any reasonable degree of accuracy.

    In 1992, Zenith opened an office in Austin, Texas and commenced writing workers' compensation business in the state of Texas. Premiums written in Texas were $10,174,000 and $3,925,000 in 1993 and 1992, respectively. Certain aspects of workers' compensation reform legislation enacted in Texas in 1992 have been challenged with respect to their constitutionality. The matter is currently before the Texas Supreme Court and the ultimate outcome is uncertain.

  PROPERTY AND CASUALTY -- REINSURANCE

    Zenith Insurance is selectively underwriting a book of assumed reinsurance. Reinsurance transactions, or contracts, come in a variety of forms, but the principal arrangements are either proportional in nature, in which the assuming company shares pro-rata in the premiums and losses of the cedant, or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the cedant's primary insurance premiums. Zenith operates its reinsurance activity as a participant in contracts or treaties in which, typically, the reinsurance coverage is syndicated to a number of assuming companies. Depending upon market conditions and other factors, the volume of premiums written fluctuates widely from year to year. Zenith's current participation in the reinsurance market is limited principally to participation in the reinsurance of large individual property risks and property catastrophe reinsurance. Events in recent years have served to increase the premiums paid for such reinsurance and to increase the amount of such risk retained by insurers and reinsurers. These developments have created a market which management believes presents reasonable, acceptable opportunities to produce favorable underwriting results. However, Zenith's assumed reinsurance business is written with a view to limiting the company's exposure to losses from any one event to a maximum of approximately 5% of stockholders' equity. In the early years of Zenith Insurance's Reinsurance operations, property business accounted for approximately 20% of reinsurance premiums earned and, in 1993, property business accounted for approximately 79% of reinsurance premiums earned.

  PROPERTY AND CASUALTY -- OTHER, PRINCIPALLY AUTOMOBILE

    Zenith, through CalFarm Insurance, offers a comprehensive line of property and casualty insurance, including automobile, farmowners, commercial multiple peril packages and homeowners coverage. Automobile insurance includes coverage for automobile bodily injury, property damage and physical damage. Automobile bodily injury and property damage insurance provide coverage for third party liability, bodily injury and property damage arising from the ownership, maintenance or use of an automobile. Automobile physical damage coverage insures against physical loss of the insured's own vehicle. Farmowners and homeowners insurance includes coverage for direct physical damage to real and personal property, loss of personal property by theft and legal liability for injury to others and damage to property of others. Commercial multiple peril insures businesses against property damage and general liability.

    Automobile insurance (both commercial and private passenger) is the largest line of CalFarm Insurance's business, representing 16% of Zenith's property and casualty premiums earned in 1993. CalFarm Insurance insured approximately 25,000 private passenger automobiles and 69,000 commercial and farm vehicles in 1993. Farmowners business is the second largest line of CalFarm Insurance's business, representing approximately 9% of Zenith's property and casualty premiums earned in 1993.

    Zenith's Automobile and Other Property and Casualty operations are subject to the regulatory provisions of California Initiative Proposition 103 ("Proposition 103") which was approved by California voters in 1988. The principal effects of Proposition 103 on Zenith's Automobile and Other Property and Casualty business are as follows: rates must be approved by the Insurance Commissioner prior to use; rates on auto policies must be offered to "good drivers" (as defined) at a discount of at least 20% from rates otherwise charged and an insurer cannot refuse to sell a "good driver" policy to a qualified applicant; automobile insurance policies on the books as of November 9, 1988 and new and renewal policies written thereafter cannot be cancelled or non-renewed except for non-payment, fraud or material misrepresentation, or a substantial increase in hazard; and automobile insurance rates must be based on the following factors in decreasing order of importance: driving record, number of miles driven, number of years of driving experience, and other factors which may be adopted by the Insurance Commissioner.

    In January 1993, Zenith announced that it had reached an agreement with the California Department of Insurance (the "Department") to resolve its Proposition 103 rollback refund contingency (see "Resolution of Contingencies Surrounding Proposition 103" in Note 9 on page 66 of Zenith's 1993 Annual Report to Stockholders, which note is hereby incorporated by reference). Under the agreement, Zenith's subsidiaries refunded to each holder of an affected policy issued or renewed between November 1988 and November 1989 an amount equal to approximately
9.5 percent of the premium paid plus interest. The net cost of the refund, after reinsurance, reduced income before taxes in 1992 by $16,078,000. As part of the agreement, the Department gave final approval to all of Zenith's rate applications on affected lines of business subsequent to the rollback period. Rate increases of 8.0% and 15.0%, respectively, on farmowners and homeowners policies were implemented effective July 1, 1993.

  HEALTH AND LIFE

    CalFarm Life offers a varied portfolio of life, health and annuity products, and is not directly impacted by Proposition 103. The portfolio includes a competitive line of Term Life, Universal Life and Interest Sensitive Life insurance, Group Health insurance, and Single and Flexible Premium Annuity products for both qualified and non-qualified markets. Less than 8% of CalFarm Life's life insurance is written on substandard risks. The significant terms of the life insurance products include credited interest rates (which are guaranteed for 12 months from the date of issue and have minimum guarantees ranging from 3% to 6%), mortality charges, and surrender (termination) charges which generally diminish over 15 years. CalFarm Life's interest sensitive life insurance products and annuity products contain features to minimize the effect of inflation and interest rate fluctuations. As a result, management does not believe the impact of inflation on these products will be material.

    In 1993, CalFarm Life continued its sales of tax sheltered annuity products, specifically, those designed for school teachers and administrators. Total annuity deposits of $56,764,000, $83,600,000, and $80,203,000 were collected for 1993, 1992 and 1991, respectively. Zenith's ability to profit from its annuity business depends upon its ability to manage the spread between the interest it earns on its investment portfolio and the interest credited to the annuity deposits; policy and premium persistency; the efficiency of operations; and the limiting of its risk of defaults on its investment portfolio. CalFarm Life's annuity products are primarily sold to school teachers in California and recent (and future) budgetary actions with respect to education, in addition to the weak California economy, may reduce annuity sales in the future. However, increased personal federal income tax rates may increase the desire to accumulate retirement income on a tax deferred basis.

    Health insurance is the largest line of insurance written by CalFarm Life, accounting for $41,370,000 or approximately 81% of its total premium income in 1993. Prior to July 1, 1993 health premiums were written under two group health insurance programs sponsored by the California Farm Bureau Federation (the "Farm Bureau"). Effective July 1, 1993, one of the Farm Bureau plans was discontinued by CalFarm Life. Insureds under this plan were offered membership in the remaining Farm Bureau-sponsored plan.

    Life insurance premium rates are based on pricing assumptions as to future mortality, investment yields, expenses, and persistency. Although a margin for profit is included, the actual profitability of the products can be significantly affected by the deviation of actual experience from the assumptions. The actual experience in recent years on investment yields has been more favorable than anticipated, while the experience on premium persistency on new business has been less favorable than anticipated; experience with respect to expenses and mortality rates have been in line with pricing assumptions.

    Life insurance in force is a measure of the total commitment of CalFarm Life to pay benefits under the policies it has written that are currently in effect or, "in force." Changes in life insurance in force are summarized in the following table for all classes of insurance.

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------
                                                         1993          1992          1991
                                                      ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
In force -- beginning of year.....................    $2,951,649    $2,686,030    $2,447,958
Issued for new policies...........................       605,201       500,084       374,691
Reinstated policies...............................         1,514         2,066           915
Net additions (reductions) to policies............      (316,477)       32,921        90,869
Additions by dividend.............................         2,223         2,265         2,409
Reduction due to:
  Death claims....................................         6,159         6,974         6,128
  Expirations and maturities......................         2,665         2,770         2,679
  Surrenders and lapses...........................       237,307       231,100       204,820
  Conversions.....................................        21,801        30,873        17,185
                                                      ----------    ----------    ----------
In force -- end of year...........................     2,976,178     2,951,649     2,686,030
  Less reinsurance ceded..........................       453,025       287,980       247,994
                                                      ----------    ----------    ----------
Net retained in force -- end of year..............    $2,523,153    $2,663,669    $2,438,036
                                                      ----------    ----------    ----------
                                                      ----------    ----------    ----------

    The results of operations of CalFarm Life reflect the effect of purchase accounting adjustments including policy liabilities and accruals and the value of life insurance in force based on actuarial estimates. These actuarial estimates were based on then current assumptions applied in calculating policy reserves, policyholder dividend amounts and related policy acquisition costs to be incurred, discounted to provide an appropriate rate of return.

  PARENT

    Zenith is a holding company owning directly or indirectly all of the capital stock of certain California insurance and insurance related-companies. In 1993, Zenith commenced a real estate operation through a newly formed subsidiary, Perma-Bilt. Perma-Bilt has expended approximately $7.2 million through December 31, 1993 to acquire land in Las Vegas, Nevada and develop private residences for sale in 1994.

LOSS AND LOSS EXPENSE RESERVES AND CLAIMS, AND LOSS DEVELOPMENTS

    Zenith's property and casualty subsidiaries (the "P&C Companies") maintain reserves for the payment of losses and for the expenses of settling both reported and unreported claims that have been incurred under their insurance policies. The amount of such reserves, as related to reported claims, is based upon periodic case-by-case evaluation and judgment by the P&C Companies' claims departments, with actuarial review. The estimate of unreported claims arising from accidents which have not yet been reported to the P&C Companies, commonly known in the industry as "incurred but not reported," is based upon the P&C Companies' experience and statistical information with respect to the probable number and nature of such claims. The P&C Companies monitor these factors and revise their reserves as they deem appropriate. Reserves are based on estimates and no assurance can be given that the ultimate liability will not be more or less than such estimates.

    Reference is made to "Property and Casualty Loss Development" on pages 50 and 51, the table setting forth statutory loss and loss adjustment expense development by accident year on page 10 and the table setting forth the reconciliation of changes in the liabilities for losses and loss adjustment expenses on page 9 of the 1993 Annual Report to Stockholders, all of which are hereby incorporated by reference. These tables and the reconciliation show analysis of development of loss and loss adjustment expense liabilities as originally estimated under generally accepted accounting principles at December 31 of each year presented, as well as analysis of development of statutory incurred loss and loss adjustment expense by accident year. The accounting methods used to estimate these liabilities are described in Note 1 of the Notes to Consolidated Financial Statements of Zenith as set forth on pages 58 through 61 of the 1993 Annual Report to Stockholders which note is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Zenith's Workers' Compensation reserves, on the average, are paid within approximately 2 1/2-3 years. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes extensive use of compromise and releases for claim settlements to expedite this process.

    In recent years, the California workers' compensation industry has experienced a relative increase in fraud and abuse including fraudulent claims for psychological and continuous trauma types of injuries, often alleged after the claimant has terminated his or her employment, and abusive billing practices by medical-legal providers. Zenith Insurance has invested additional resources in recent years to try to mitigate the effect of these adverse claims trends. Loss adjustment expenses as a percentage of earned premium, increased to 28.5% in 1993 from 21.4% and 13.2% for 1992 and 1991, respectively. Zenith believes that the significant increase in expenditures on the loss adjustment process, including measures to combat fraudulent claims and abuses of the workers' compensation system, ultimately may cause the total loss and loss adjustment expenses to be lower than would otherwise be the case although there can be no assurance that total loss and loss adjustment expenses will be lower.

    In 1993 the one year loss development on reserves showed unfavorable development of $4,704,000, due principally to development of prior year reserves for unpaid loss adjustment expenses caused by increased expenditures on the loss adjustment process. The one year development on reserves for unpaid losses and loss adjustment expenses in 1992 showed unfavorable development of $13,502,000 and favorable development of $464,000, in 1991.

    Zenith Insurance maintains five regional offices in California and an office in Texas, each of which is fully staffed to conduct all workers' compensation claims operations, including review of initial reports of work injury, assignment of appropriate field investigation and determination of whether subrogation should be pursued. Workers' Compensation claims operations are supported by a computer system that provides immediate access to policy coverage verification and claims records and enables Zenith Insurance to detail claims payment histories and policy loss experience reports.

  AUTOMOBILE AND OTHER PROPERTY AND CASUALTY

    Automobile and Other Property and Casualty loss reserves are paid, on the average, within approximately 1 1/2-2 years.

    In addition to inflated medical and hospital costs, an increase in the incidence of fraudulent and questionable claims in recent years has given rise to a steady increase in the cost of adjusting claims. The one year development of Automobile and Other Property and Casualty reserves for unpaid losses and loss adjustment expenses showed unfavorable development of $4,657,000 in 1993 and $5,177,000 in 1992 but showed favorable development of $1,741,000 for 1991. Unfavorable development in 1993 was attributable to development of prior year reserves for unpaid loss adjustment expenses caused by an increase in expenditures on the loss adjustment process, particularly for legal expenses of claims servicing.

    Property losses in 1993 and 1992 were impacted by an adverse frequency of weather and fire related losses. Losses in 1993 included $1,600,000, of which $1,000,000 was assessed by the California Fair Plan, attributable to the Southern California brush fires in the fall.

    Commercial General Liability ("C.G.L.") policies written by CalFarm Insurance contain exclusion clauses for damages resulting from pollution, and such losses are thereby substantially excluded from coverage. Although such claims have been received by CalFarm Insurance, management believes that such claims will not have a material adverse effect on Zenith's consolidated financial condition either individually or in the aggregate.

    CalFarm Insurance maintains three claims offices and four legal offices in California to conduct all claims operations of the other property and casualty business. All claims operations of
CalFarm Insurance are supervised by its home office claims department.

  REINSURANCE

    Zenith expects that, on the average, its Reinsurance reserves will be paid in approximately 6-7 years.

    Zenith's Reinsurance reserves constitute approximately 20% of its total reserves, net of reinsurance, for property and casualty unpaid losses and loss adjustment expenses at December 31, 1993, reflecting the longer average life of such reserves relative to its other principal lines of business. In addition to information supplied by ceding companies, Zenith makes use of industry experience in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements. Reserve adequacy in 1992 and prior years was adversely affected by development on property losses associated with catastrophes and other large, worldwide property losses. The one year development of Reinsurance reserves showed favorable development of $290,000 in 1993 and adverse development of $1,255,000 and $5,290,000 in 1992 and 1991, respectively.

    In 1992, Zenith Insurance incurred losses of approximately $9.8 million associated with Hurricanes "Andrew" and "Iniki."

    Zenith Insurance has participated, to a limited extent, in the reinsurance arrangements of ceding companies that have written both directors' and officers' liability coverage ("D & O") policies and professional indemnity policies, including such coverage written for practicing certified public accountants. Actions alleging negligence against directors, officers or accountants by parties suffering financial losses in savings and loan failures give rise to claims under D & O policies or professional indemnity policies which, in turn, give rise to claims against Zenith Insurance. Such claims have not had, and are not expected to have in the future, a material adverse effect on Zenith's consolidated financial condition.

INVESTMENTS

    Investment policies of Zenith and its insurance subsidiaries are established by their respective Boards of Directors, taking into consideration California legal restrictions with respect to investments in connection with reserve obligations as well as the nature and amount of various kinds of investments. (See "Business -- Regulation.") Zenith adjusts its investment strategy to reflect the needs of Zenith's different businesses, changes in the economic environment and tax laws and its objective of maximizing the rate of return with consideration for maintaining principal values (see "Investments" under Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 41 through 44 of Zenith's 1993 Annual Report to Stockholders which is hereby incorporated by reference). Historic declines in interest rates during the three years ended December 31, 1993 have reduced investment income while increasing the fair values of certain investments. Partly as a result of concern over the volatility of interest rates, Zenith has elected to maintain a relatively short average life and substantial liquidity in its investment portfolio. At December 31, 1993 the investment portfolios of Zenith, Zenith Insurance and CalFarm Insurance consisted primarily of intermediate-term, taxable bonds, redeemable preferred stocks and short-term investments. At December 31, 1993 CalFarm Life's investment portfolio consisted primarily of taxable long-term, intermediate-term and short-term securities. The average life of the consolidated portfolio was 6.8 years; the portfolio of all companies excluding CalFarm Life had an average life of 2.4 years; and the portfolio of CalFarm Life had an average life of 11.1 years. Investment income by segment is set forth in Note 15 -- "Segment Information" on pages 67 and 68 of the 1993 Annual Report to Stockholders which note is hereby incorporated by reference.

REINSURANCE CEDED

    In accordance with general industry practices, Zenith's insurance subsidiaries annually purchase excess of loss reinsurance.

    Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to insureds in the event that the reinsurer is unable to meet its obligations under such reinsurance treaty. Historically, no material costs have been incurred by Zenith or its subsidiaries from uncollected reinsurance.

    Reinsurance premiums ceded by Zenith's insurance subsidiaries amounted to $22,457,000, $22,231,000 and $21,498,000 in 1993, 1992 and 1991, respectively or
4.6%, 4.8% and 4.7% of earned premiums in 1993, 1992 and 1991, respectively. Reinsurance reserves amounted to $44,552,000, $32,701,000 and $27,956,000 in 1993, 1992 and 1991, respectively, or 8.7%, 6.6% and 5.9% of gross reserves for unpaid losses and loss adjustment expenses in 1993, 1992 and 1991, respectively. The purpose of such reinsurance is to protect Zenith from the impact of large, unforseen losses and such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of insurance operations. Zenith monitors the financial condition of its reinsurers and does not believe that it is exposed to any material risk of loss through its ceded reinsurance arrangements. Zenith believes that its ceded reinsurance arrangements are adequate and consistent with industry practice. Each insurance subsidiary maintains separate reinsurance arrangements, which during 1993 were as follows:

    Zenith Insurance -- Workers' Compensation reinsurance covered all claims between $500,000 and $100,000,000 per occurrence. The coverage from $500,000 to $5,000,000 is placed with General Reinsurance Corporation, the coverage from $5,000,000 to $10,000,000 with Employers Reinsurance Corporation and the remaining three layers from $10,000,000 to $60,000,000 primarily with Cigna Reinsurance Company, NAC Reinsurance Corporation, Prudential Reinsurance Company and the London reinsurance market (primarily Lloyds' syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covers an additional $40,000,000 in excess of $60,000,000 and is placed with Northwestern National Life Insurance Company, Cigna Reinsurance Company and Pinehurst Accident Reinsurance Group. Zenith Insurance has never experienced a loss in excess of $6,900,000. Zenith's Reinsurance division did not purchase any reinsurance protection on its assumed business for 1991, 1992 or 1993. However, Zenith's exposure to losses from assumed reinsurance is limited by the terms upon which it is written to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

    CalFarm Insurance -- For personal property lines of business, reinsurance is maintained for claims in excess of $200,000 up to $2,000,000 per occurrence. For commercial property lines, reinsurance is maintained for claims in excess of $200,000, up to $4,000,000 per occurrence. On liability coverages for both personal and commercial lines, reinsurance covers losses up to $2,500,000 per occurrence, subject to a retention of $500,000. This reinsurance coverage is all placed with General Reinsurance Corporation. CalFarm Insurance also has property catastrophe reinsurance, for which the lead reinsurer is General Reinsurance Corporation, that provides for recovery of losses of 95% of $20,000,000, excess of a retention of $5,000,000.

    In addition, there is a quota share contract whereby CalFarm Insurance retains 20% of the first $1,000,000 on most umbrella risks (comprehensive coverage in excess of primary policy limits) underwritten, with the remainder of up to $10,000,000 ceded to General Reinsurance Corporation. Facultative reinsurance is placed on property coverage in excess of $2,000,000 on personal lines and $4,000,000 on all other property lines, and on umbrella limits in excess of $10,000,000. Facultative reinsurance is used on fewer than 5% of CalFarm Insurance's policies. Facultative coverage is placed primarily with General Reinsurance Corporation. Other companies used are Employers Reinsurance Corporation, Munich American Reinsurance Company and other reinsurers rated A+ by A.M. Best Company.

    CalFarm Life -- Yearly renewable term insurance treaties are maintained with eight life insurers, through which CalFarm Life ceded 16% and 11% of its ordinary life insurance in force as of year end 1993 and 1992, respectively. Its principal reinsurers are American United Life Insurance Company, Indiana; Frankona America Life Reassurance Company, Missouri; Munich American Reassurance Company, Georgia; North American Reassurance Company, New York; Gerling Global Life Insurance Company, Canada; and Transamerica Occidental Life Insurance Company, California. Maximum net retention on any one life is $250,000. CalFarm Life also maintains reinsurance agreements with Employers Reinsurance Corporation for excess risks on its accident and health contracts. This excess risk reinsurance provides coverage for aggregate losses in excess of $2,400,000 on those claims that exceed $120,000 for each insured in each calendar year.

    Pooling Agreement -- Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star are parties to a pooling agreement. Under the agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and are then reapportioned, or retro-ceded (the risks are transferred back), to those three companies in the following proportions: Zenith Insurance, 79.5%; CalFarm Insurance, 18%; ZNAT Insurance, 2%; and Zenith Star, 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's Consolidated Financial Statements. As of December 31, 1993 no direct premiums have been written by Zenith Star.

MARKETING AND STAFF

    Zenith Insurance's workers' compensation business is produced by approximately 500 independent licensed insurance agents and brokers throughout California and Texas along with the CalFarm agents referred to below. Zenith Insurance's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

    CalFarm Insurance and CalFarm Life, through their affiliate CalFarm Insurance Agency, maintain a sales force of approximately 240 agents who sell insurance products exclusively for CalFarm Insurance and CalFarm Life, primarily in rural and suburban areas. These agents operate out of 106 offices throughout the State of California, including 37 offices shared with the Farm Bureau. In addition, in certain areas, independent agents market CalFarm Insurance products. CalFarm Life also markets a tax sheltered annuity product through a managing general agent and approximately 750 appointed sub-agents.

    Applications for insurance submitted by all agents and brokers are evaluated by professional underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of rate adequacy, economic considerations, and review of known data on the particular risk. Zenith's insurance subsidiaries, as opposed to their agents and brokers, retain authority over underwriting, claims processing, safety engineering and auditing.

CALIFORNIA FARM BUREAU FEDERATION

    Prior to the acquisition by Zenith Insurance of its property and casualty business, C-F Insurance Company (and its wholly-owned subsidiary CalFarm Life) was owned by the Farm Bureau, a federation of each county farm bureau in the State of California. The Farm Bureau was formed to provide its members with a variety of agriculture-related services, including property and casualty, health and life insurance. The Farm Bureau is California's largest general farm organization, and represents more than 70,000 member families in 53 counties. The Farm Bureau continues to work actively to encourage its membership to place their insurance with CalFarm Life and CalFarm Insurance. Farm Bureau membership is a prerequisite to the purchase of farmowners, automobile and health insurance from CalFarm Life and CalFarm Insurance. Of the estimated 70,000 member families, approximately 63% are insured by CalFarm Insurance or CalFarm Life. The businesses of CalFarm Life and CalFarm Insurance are closely tied to the California farm economy, however over 42% of Farm Bureau members (and CalFarm Insurance and CalFarm Life insureds) are non-farmers and over 64% of CalFarm Insurance and CalFarm Life premium volume is generated by non-farm business. Total revenues in CalFarm Insurance and CalFarm Life attributable to sales that were sponsored by the Farm Bureau constituted approximately 26%, 27% and 28% of Zenith's total consolidated revenues for the years 1993, 1992 and 1991, respectively. The agreement of CalFarm Insurance and CalFarm Life with the Farm Bureau, which is subject to cancellation by either party on six months' notice, requires annual payments to the Farm Bureau of $240,000 plus 2% of the gross written premium under the Farm Bureau group health insurance program. Pursuant to such provisions, total payments to the Farm Bureau were approximately $1 million in each of 1993, 1992 and 1991.

    Zenith believes that its relationship with the Farm Bureau is mutually beneficial. CalFarm Insurance and CalFarm Life benefit from the use of the CalFarm name and the Farm Bureau membership lists, and their ability to sell their products to Farm Bureau members is enhanced by the Farm Bureau relationship. The Farm Bureau benefits since Farm Bureau membership is required to obtain automobile, farmowners and health insurance policies (but not life insurance) from CalFarm Insurance and CalFarm Life, which generates membership and revenues for the Farm Bureau. If the relationship between CalFarm Insurance and CalFarm Life and the Farm Bureau were terminated, Zenith believes that it could retain a significant amount of the business it currently has with Farm Bureau members because of the quality and tailored features of the products it offers in what it regards as its "niche market" and the long-term relationships established between its agents and these policyholders. In the event of such termination, however, Zenith expects that there would be an increased risk of nonrenewal of existing insurance coverage as well as a possible adverse effect on new policy revenues, but it cannot estimate the financial impact of any such termination. Zenith anticipates the continuation of a close working relationship with the Farm Bureau and the promotion among its membership of the purchase of insurance products from CalFarm Insurance and CalFarm Life as an attractive feature of Farm Bureau membership.

COMPETITION

    Competition in the insurance business is based upon price, product design and quality of service. After December 31, 1994, the repeal of minimum rate laws in California will introduce price as a basis of competition for California workers' compensation policies. The insurance industry is highly competitive and Zenith's subsidiaries compete not only with other stock companies, but with mutual companies, other underwriting organizations and the State Compensation Insurance Fund. Competition also exists from self-insurance and captive insurers. Over the years there has been increased competition from direct-writing companies and, in the property and casualty field, from affiliates of large life insurance companies. Many companies in competition with Zenith's subsidiaries have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

REGULATION

  CALIFORNIA DEPARTMENT OF INSURANCE

    Zenith's insurance subsidiaries are subject to regulation and supervision by the California Department of Insurance, which has broad regulatory, supervisory and administrative powers. These powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements.

    Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the companies' loss reserves. For this purpose, loss reserves are defined as the current estimate of reported and unreported claims plus a statutory formula reserve based on a minimum of 65% of earned premiums for the latest three years.

    CalFarm Life is required to establish, as liabilities, actuarial reserves on life insurance policies and annuities as prescribed by regulatory authorities. Statutory reserves are calculated at amounts that are, together with premiums or annuity considerations to be received on outstanding policies or annuity contracts, and with interest on such reserves compounded annually at certain assumed rates, deemed sufficient to meet the policy obligations at death or maturity or to meet the annuity obligations pursuant to the contract, each in accordance with mortality tables used when the policy or contract was issued.

    Detailed annual and quarterly reports must be filed by Zenith's insurance subsidiaries with the California Department of Insurance, and their businesses and accounts are subject to periodic examination by such agency, usually at three year intervals. Zenith Insurance, CalFarm Insurance, ZNAT Insurance and CalFarm Life Insurance, were examined as of December 31, 1990, and the report on such examination contained no material findings.

  THE NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS

    The National Association of Insurance Commissioners ("NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states, and to a lesser extent other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. In particular, the Model Insurance Laws, Regulations and Guidelines of the NAIC (the "Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for the accreditation by the NAIC of a state's insurance regulations.

    The NAIC has adopted model regulations to require insurers to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements. Such requirements were adopted by California for Life Insurance companies in 1993. Such regulations are expected to be adopted for property and casualty insurers in 1994. Zenith does not anticipate any adverse effects of such requirements because of the strong capitalization of its insurance operations. At December 31, 1993, CalFarm Life's adjusted capital under the RBC regulations was 375% of the RBC control, or required, level of capital under the regulations.

    The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist insurance departments in overseeing the financial condition of insurance companies. Annually, IRIS key financial ratios (11 ratios for property and casualty companies and 12 ratios for life companies) are calculated from data supplied in annual statutory statements of insurance companies. These ratios are reviewed by experienced financial examiners of the NAIC to select those companies that merit highest priority in the allocation of the regulators' resources. The 1993 IRIS results for the Zenith Insurance Group (consisting of Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star) showed no results outside the "normal range" for such ratios, as such range is determined by the NAIC. At December 31, 1993, one such ratio for CalFarm Life, "change in premium", was outside such "normal range" because of a decrease in the volume of annuity receipts in 1993 compared to 1992. CalFarm Life's annuity receipts decreased from $83 million in 1992 to $56 million in 1993, partly because of economic and tax uncertainties and because of competition for such products.

  INSURANCE HOLDING COMPANY SYSTEM REGULATORY ACT

    Zenith's insurance subsidiaries are also subject to the California Insurance Holding Company System Regulatory Act ("Holding Company Act"), which contains certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation, and limits dividend payments by

Zenith's insurance subsidiaries. See "Liquidity and Inflation" under "Management's Discussion and Analysis of Consolidated Financial Condition and Result of Operations" on pages 46 through 47 of Zenith's 1993 Annual Report to Stockholders, which is hereby incorporated by reference.

  HEALTH CARE REFORM

    The federal and state executive branches and legislatures and the health insurance industry continue to debate the level of responsibility of private carriers to provide universal insurance for all American citizens, including the uninsured and the uninsurable. Health care reform legislation was introduced into the U.S. Congess in 1993. It is not possible to predict the impact of this debate on CalFarm Life's business until definitive legislation, if any, emerges.

  OTHER REGULATION

    Property and casualty insurance coverage is subject to certain regulation as described herein under "Property and Casualty -- Other, Principally Automobile" under which Zenith's other property and casualty rates are subject to prior approval by the California Department of Insurance. The provisions of Proposition 103 do not apply to Workers' Compensation insurance or Reinsurance, which combined to account for 66% of Zenith's property and casualty earned premiums in 1993.

ITEM 2. PROPERTIES

    Zenith Insurance owns a 120,000 square foot office facility in the Warner Center area of Los Angeles which, since November of 1987, has been the corporate home office of Zenith, Zenith Insurance, and ZNAT Insurance.

    In addition, Zenith Insurance, CalFarm Insurance and CalFarm Life, in the regular conduct of their business, are lessees of offices in various cities. See
Note 9 of the Notes to Consolidated Financial Statements of Zenith on pages 65 and 66 of the 1993 Annual Report to Stockholders, which note is hereby incorporated by reference.

    CalFarm Life owns 25% and CalFarm Insurance owns 75% of the home office building (and surrounding property of approximately 4 acres) occupied by those companies in Sacramento, California, consisting of 133,000 square feet. Approximately 20% of the building is leased to the Farm Bureau and affiliates. In addition, CalFarm Life and CalFarm Insurance Agency lease and occupy, in a nearby building in Sacramento, California, approximately 30,000 square feet under a lease expiring January 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

    Zenith and its subsidiaries are involved in certain litigation. In the opinion of management, after consultation with legal counsel, such litigation in which Zenith is a defendant is either without merit or the ultimate liability, if any, will not have a material adverse effect on the consolidated financial condition of Zenith.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Zenith's Common Stock, par value $1.00 per share, is traded on the New York Stock Exchange. The table below sets forth the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years.

QUARTER                                                          1993        1992
- ------------------------------------------------------------    -------     -------
First
  High......................................................     29 1/4      17 1/4
  Low.......................................................     19 5/8      14 1/2
Second
  High......................................................     27 1/4      19 1/4
  Low.......................................................     23 1/4      15 1/2
Third
  High......................................................     29 1/8      19 1/2
  Low.......................................................     23 1/2      16 1/2
Fourth
  High......................................................     28 3/4      20
  Low.......................................................     21 1/4      16 3/8

    As of March 25, 1994, there were 476 holders of record of Zenith Common
Stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith Common Stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

        DATE OF DECLARATION             TYPE AND AMOUNT OF        RECORD DATE FOR
          BY ZENITH BOARD                    DIVIDEND                 PAYMENT               PAYMENT DATE
- ------------------------------------  -----------------------  ---------------------  ------------------------
December 5, 1991....................  $.25 cash per share      January 31, 1992       February 14, 1992
March 5, 1992.......................  $.25 cash per share      April 30, 1992         May 15, 1992
May 21, 1992........................  $.25 cash per share      July 31, 1992          August 14, 1992
September 10, 1992..................  $.25 cash per share      October 30, 1992       November 13, 1992
December 10, 1992...................  $.25 cash per share      January 29, 1993       February 12, 1993
March 11, 1993......................  $.25 cash per share      April 30, 1993         May 14, 1993
May 26, 1993........................  $.25 cash per share      July 30, 1993          August 13, 1993
September 8, 1993...................  $.25 cash per share      October 29, 1993       November 12, 1993
December 9, 1993....................  $.25 cash per share      January 31, 1994       February 14, 1994

    The Holding Company Act limits the ability of Zenith Insurance and CalFarm Life to pay dividends to Zenith, and of CalFarm Insurance, ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the California Department of Insurance must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income (or in the case of CalFarm Life, net gain from operations) for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. During 1993, Zenith Insurance paid dividends of $25,000,000 to Zenith. During 1994, Zenith Insurance and CalFarm Life will be able to pay $40,969,000 and $5,924,000, respectively, in dividends to Zenith without prior approval. In addition, in 1994, $1,117,000 can be paid by ZNAT Insurance and Zenith Star to Zenith Insurance which would be available to Zenith in 1995.

ITEM 6. SELECTED FINANCIAL DATA.

    The five-year record of operations and accompanying notes, included in Zenith's 1993 Annual Report to Stockholders on pages 48 and 49, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," included in Zenith's 1993 Annual Report to Stockholders on pages 36 to 47 is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to pages 50 and 51 of Zenith's 1993 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1983 through 1993 and page 10 for incurred loss and loss adjustment expense development for 1988 through 1993, and to the consolidated financial statements and notes thereto on pages 52 to 69 of Zenith's 1993 Annual Report to Stockholders, all of which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement in connection with Zenith's 1994 Annual Meeting of Stockholders (the "Proxy Statement") is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                  OFFICER
NAME                 AGE                    POSITION                     TERM      SINCE
- -----------------    ---    ----------------------------------------    ------    -------
Stanley R. Zax       56     Chairman of the Board, President(1)         Annual      1977
Fredricka Taubitz    50     Executive Vice President and                Annual      1985
                            Chief Financial Officer(1)
William L. Gentz     53     Senior Vice President(1)                    Annual      1989
James P. Ross        47     Senior Vice President and Actuary(1)        Annual      1978
John J. Tickner      55     Senior Vice President and Secretary(1)      Annual      1985
Keith E. Trotman     57     Senior Vice President(2)                    Annual      1988
Philip R. Hunt       51     Vice President, Finance(2)                  Annual      1988
Philip M. Joffe      39     President, CalFarm Life(2)                  Annual      1986

- ------------------------
(1) Officer of Zenith and subsidiaries.
(2) Officer of subsidiaries only.

    Each of the executive officers has, for more than five years, occupied an executive position with Zenith or a subsidiary of Zenith.

    There are no family relationships between any of the executive officers and there are no arrangements or understandings pursuant to which any of them were selected as officers.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the headings "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," and "Aggregated Option/SAR Exercises in Last Fiscal Year And Fiscal Year End Option/SAR Values," "Employment Agreements and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," and the last paragraph under the heading "Election of Directors" in the Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth in footnote 3 to the table set forth under the caption "Election of Directors" and under the heading, "Loan to Executive Officer" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

         1. FINANCIAL STATEMENTS

               Independent Accountant's Report

               Financial Statements and notes thereto incorporated by reference from the 1993 Annual Report to Stockholders in Item 8 of Part II above:

               Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

                     Consolidated Balance Sheet as of December 31, 1993 and 1992

                     Consolidated Statement of Operations for the years ended December 31, 1993, 1992 and 1991

                     Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991

                     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991

                     Notes to Consolidated Financial Statements

               Table setting forth the reconciliation of changes in the liabilities for losses and loss adjustment expenses on page 9 of the 1993 Annual Report to Stockholders

               Table setting forth incurred loss and loss adjustment expense development on a statutory basis on page 10 of the 1993 Annual Report to Stockholders

         2.FINANCIAL STATEMENT SCHEDULES

           Zenith National Insurance Corp. and Subsidiaries

               As of December 31, 1993.

               I -- Summary of Investments -- Other Than Investments in Related Parties

               As of December 31, 1993 and 1992

               II -- Amounts Receivable From Related Parties and Underwriters,
                     Promoters and Employees Other Than Related Parties

               For the years ended December 31, 1993, 1992 and 1991.

               V -- Supplementary Insurance Information

               VI -- Reinsurance

               IX -- Short-term Borrowings

           Zenith National Insurance Corp.

               As of December 31, 1993 and 1992 and for the years ended December 31, 1993, 1992 and 1991.

               III -- Condensed Financial Information of Registrant

        Property and Casualty Loss Developments on pages 50 and 51 and on page 10 of the 1993 Annual Report to Stockholders.

        Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements, or in notes thereto.

       3. EXHIBITS

   The Exhibits listed below are filed in a separate Exhibit Volume to this Report.

           3.1     Certificate of Incorporation of Zenith as in effect immediately prior to November 22,
                   1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of
                   Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's
                   Current Report on Form 8-K, date of report November 22, 1985).
           3.2     By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit
                   3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988.)
           4.1     Indenture dated as of May 1, 1992 entered into between Zenith and Norwest Bank
                   Minnesota, National Association, as trustee, pursuant to which Zenith issued its 9%
                   Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to Zenith's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.)
           10.1    Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company,
                   Zenith, the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel
                   Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance Financial
                   Services Corporation on March 9, 1981 with respect to the common stock of Zenith).
           10.2    Asset and Liability Assumption Agreement, dated as of June 4, 1985, between Zenith
                   Insurance and the Insurance Commissioner of the State of California (the
                   "Commissioner"). (Incorporated herein by reference to Exhibit 1 to Zenith's Current
                   Report on Form 8-K, date of report July 26, 1985).
           10.3    Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance,
                   Zenith and the Commissioner (Incorporated herein by reference to Exhibit 10.6 to
                   Zenith's Annual Report on Form 10-K for the year ended December 31, 1985), together with the following exhibits:
                   (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of Zenith
                       Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual
                       Report on Form 10-K for the year ended December 31, 1985).
                   (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's
                       Annual Report on Form 10-K for the year ended December 31, 1985).
                   (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July
                       26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended
                       December 31, 1985).
                   (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
                       Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).

                   (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the
                       Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).
                   (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to
                        Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
           *10.4   Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December 6,
                   1985. (Incorporated herein by reference to Zenith's Registration Statement on Form S-8
                   (SEC File No. 2-97962)).
           *10.5   Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
                   Registration Statement on Form S-8
                   (SEC File No. 33-8948)).
           *10.6   Employment Agreement, dated May 24, 1990, between Zenith and Fredricka Taubitz.
                   (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1990).
           *10.7   Employment Agreement, dated October 1, 1990, between Zenith and John J. Tickner.
                   (Incorporated herein by reference to Exhibit 10.7 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1990).
           *10.8   Employment Agreement, dated as of February 28, 1990, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1990).
           *10.9   Stock Option Agreement, dated as of May 19, 1987, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form
                   10-K for the year ended December 31, 1987).
           10.10   Promissory Note, dated January 9, 1991, in an original principal amount of $3,000,000, by Stanley R. Zax in favor of Zenith. (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual Report on Form 10K for the year ended December 31, 1990).
           10.11   Credit Agreement, as amended, dated as of November 30, 1988 between Zenith and Sanwa
                   Bank of California. (Incorporated herein by reference to Exhibit 10.11 to Zenith's
                   Annual Report on Form 10-K for the year ended December 31, 1992).
           10.12   Revolving Note Agreement, dated July 1, 1993, between Zenith and City National Bank.
           10.13   Revolving Note Agreement, dated August 15, 1993 between Zenith and City National Bank.
           10.14   Letter of Credit Facility Agreement, dated December 1, 1993, between Sanwa Bank of
                   California and Zenith Insurance.
           10.15   Agreement of Reinsurance #6966 between Zenith Insurance Company and General Reinsurance
                   Corporation, dated as of December 21, 1984. (Incorporated herein by reference to Exhibit
                   10.13 to Zenith's Annual Report on Form 10K for the year ended December 31, 1991.)
           10.16   Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
                   Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
                   (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1991.)

           10.17   Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.18   Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.19   Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.20   Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.21   Agreement of Reinsurance No. 7832 between General Reinsurance Corporation and CalFarm
                   Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           10.22   Agreement of Reinsurance No. 623-0005 between American Re-Insurance Company and CalFarm
                   Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           10.23   Agreement of Reinsurance No. 0079460 between Employers Reinsurance Corporation and
                   CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           10.24   Life, Disability and Accidental Death Automatic Reinsurance Agreement between CalFarm
                   Life Insurance Company and Transamerica Occidental Life Insurance Company, effective
                   June 1, 1983. (Incorporated herein by reference to Exhibit 10.20 to Zenith's Annual
                   Report on Form 10K for the year ended December 31, 1991.)
           10.25   Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
                   Insurance Company and Occidental Life Insurance Company of California, effective April
                   1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on
                   Form 10K for the year ended December 31, 1991.)
           10.26   Reinsurance Agreement between CalFarm Life Insurance Company and American United Life
                   Insurance Company, effective August 1, 1983. (Incorporated herein by reference to
                   Exhibit 10.22 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.27   Excess Major Medical Reinsurance Agreement (No. 0076820/Specific and Aggregate
                   Retentions) between CalFarm Life Insurance Company and Employers Reinsurance
                   Corporation, effective January 1, 1993.
           10.28   Automatic Reinsurance Agreement between CalFarm Life Insurance Company and North
                   American Reassurance Company, effective June 1, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1992.)
           10.29   Automatic Reinsurance Agreement between CalFarm Life Insurance Company and North
                   American Reassurance Company, effective February 21, 1991. (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended
                   December 31, 1992.)

           10.30   Yearly Renewable Term Reinsurance Agreement between CalFarm Life Insurance Company and
                   Gerling Global Life Insurance Company, effective March 1, 1992. (Incorporated herein by reference to Exhibit 10.26 to Zenith's Annual Report on Form 10-K for the year ended
                   December 31, 1992.)
           11      Computation of Earnings Per Share for the three (3) years ended
                   December 31, 1993
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1993, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
           21      Subsidiaries of Zenith.
           23      Consent of Coopers & Lybrand, dated March 29, 1994. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
           28      Property and Casualty Loss Statistics.
           99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1993 for the Zenith Investment Partnership 401(k) Plan (to be
                   filed by amendment on Form 10-K/A within 180 days of December 31, 1993).

- ------------------------
*Management contract or compensatory plan or arrangement

   (b) REPORTS ON FORM 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1994.

                                          ZENITH NATIONAL INSURANCE CORP.

                                          By            STANLEY R. ZAX
                                            ------------------------------------
                                                       Stanley R. Zax
                                            Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 29, 1994.

                STANLEY R. ZAX                  Chairman of the Board, President and
- ---------------------------------------------   Director (Principal Executive Officer)
                Stanley R. Zax
               GEORGE E. BELLO                  Director
- ---------------------------------------------
               George E. Bello
               MAX M. KAMPELMAN                 Director
- ---------------------------------------------
               Max M. Kampelman
                JACK M. OSTROW                  Director
- ---------------------------------------------
                Jack M. Ostrow
             WILLIAM S. SESSIONS                Director
- ---------------------------------------------
             William S. Sessions
              HARVEY L. SILBERT                 Director
- ---------------------------------------------
              Harvey L. Silbert
             ROBERT M. STEINBERG                Director
- ---------------------------------------------
             Robert M. Steinberg
              SAUL P. STEINBERG                 Director
- ---------------------------------------------
              Saul P. Steinberg
               GERALD TSAI, JR.                 Director
- ---------------------------------------------
               Gerald Tsai, Jr.
              FREDRICKA TAUBITZ                 Executive Vice President and Chief Financial
- ---------------------------------------------   Officer (Principal Financial and Accounting
              Fredricka Taubitz                 Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948 and 33-22219) of our report dated February 17, 1994 on our audits of the consolidated financial statements and financial statement schedules of Zenith National Insurance Corp. and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND

Los Angeles, California
March 29, 1994

                                      F-1
- --------------------------------------------------------------------------------

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of Zenith National Insurance Corp.

We have audited the consolidated financial statements of Zenith National Insurance Corp. and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which financial statements are included on pages 52 through 68 of the Company's 1993 Annual Report to Stockholders and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 17 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zenith National Insurance Corp. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments as of December 31, 1993.

                                          COOPERS & LYBRAND

Los Angeles, California
February 17, 1994

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                               DECEMBER 31, 1993

                                                                                     COLUMN D
                                                                     COLUMN C     ---------------
                     COLUMN A                          COLUMN B     ----------    AMOUNT AT WHICH
- --------------------------------------------------    ----------       FAIR        SHOWN IN THE
                TYPE OF INVESTMENT                       COST         VALUE        BALANCE SHEET
- --------------------------------------------------    ----------    ----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities
  Bonds:
    United States Government and government
      agencies and authorities....................    $  441,946    $  443,551    $      442,369
    Public utilities..............................        71,438        75,849            73,178
    Industrial and miscellaneous..................       541,811       592,012           558,497
  Redeemable preferred stocks.....................        33,217        32,975            32,975
                                                      ----------    ----------    ---------------
        Total fixed maturities....................     1,088,412     1,144,387         1,107,019
                                                      ----------    ----------    ---------------
Equity securities
  Floating rate preferred stocks..................        30,582        31,495            31,495
  Convertible and nonredeemable preferred
    stocks........................................        11,545        11,246            11,246
  Common stocks, industrial.......................        14,485        15,575            15,575
                                                      ----------    ----------    ---------------
        Total equity securities...................        56,612        58,316            58,316
                                                      ----------    ----------    ---------------
Mortgage loans on real estate.....................         4,515         4,515             4,515
Policy loans......................................        39,609        39,609            39,609
Short-term investments............................       276,841       276,841           276,841
Other investments.................................        14,097        14,097            14,097
                                                      ----------    ----------    ---------------
        Total investments.........................    $1,480,086    $1,537,765    $    1,500,397
                                                      ----------    ----------    ---------------
                                                      ----------    ----------    ---------------

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                      COLUMN D
                                                              -------------------------             COLUMN E
                                                                                           --------------------------
                                   COLUMN B                          DEDUCTIONS
                                  ----------                  -------------------------     BALANCE AT END OF PERIOD
           COLUMN A               BALANCE AT     COLUMN C        (1)            (2)        --------------------------
- ------------------------------    BEGINNING     ----------     AMOUNTS        AMOUNTS         (1)            (2)
        NAME OF DEBTOR            OF PERIOD     ADDITIONS     COLLECTED     WRITTEN OFF     CURRENT      NOT CURRENT
- ------------------------------    ----------    ----------    ----------    -----------    ----------    ------------
1993
        Stanley R. Zax            $2,300,000       -0-        $2,300,000       -0-            -0-           -0-
1992
        Stanley R. Zax            $2,800,000       -0-        $  500,000       -0-         $2,300,000       -0-
1991
        Stanley R. Zax               -0-        $3,000,000    $  200,000       -0-         $2,800,000       -0-

    In January 1991, Zenith loaned the sum of $3,000,000 to Mr. Zax. The loan was evidenced by a promissory note which was payable on January 9, 1994, with interest, payable each quarter until maturity, at a rate equal to the Prime Rate. The loan was unsecured.

    Under the terms of the loan, Mr. Zax was able to prepay, without penalty, all or any portion of the principal indebtedness, together with accrued and unpaid interest. The note was repaid in full on September 23, 1993.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                                 BALANCE SHEET
                                     ASSETS

                                                                                                      DECEMBER 31,
                                                                                              ----------------------------
                                                                                                  1993            1992
                                                                                              ------------    ------------
Investments
  Common stocks, at market (cost $607,000, 1993 and $3,955,000, 1992).....................    $    637,000    $  4,015,000
  Short-term investments (at cost which approximates market)..............................      14,996,000       9,192,000
Cash......................................................................................       1,869,000       2,260,000
Investment in subsidiaries (Note A).......................................................     405,982,000     362,975,000
Federal income taxes receivable from subsidiaries (Note A)................................                       3,139,000
Other assets..............................................................................      13,716,000       5,084,000
                                                                                              ------------    ------------
        Total assets......................................................................    $437,200,000    $386,665,000
                                                                                              ------------    ------------
                                                                                              ------------    ------------
                                                       LIABILITIES
Senior notes payable, less unamortized discount of $1,011,000, 1993 and $1,132,000,
  1992....................................................................................    $ 73,989,000    $ 73,868,000
Cash dividends payable to stockholders....................................................       4,711,000       4,704,000
Federal income taxes payable..............................................................       3,925,000
Other liabilities.........................................................................       5,110,000       6,495,000
                                                                                              ------------    ------------
        Total liabilities.................................................................      87,735,000      85,067,000
                                                                                              ------------    ------------
                                                   STOCKHOLDERS' EQUITY
Preferred stock, $1 par--shares authorized 1,000,000; issued and outstanding, none in 1993 and 1992................................................................................
Common stock, $1 par--shares authorized 50,000,000; issued 23,910,000, outstanding
  18,841,000, 1993; issued 23,562,000, outstanding 18,813,000, 1992.......................      23,910,000      23,562,000
Additional paid-in capital................................................................     249,092,000     242,226,000
Retained earnings.........................................................................     148,043,000     113,867,000
Net unrealized appreciation (depreciation) on investments net of $7,093,000 deferred taxes
  in 1993.................................................................................      13,176,000        (668,000)
                                                                                              ------------    ------------
                                                                                               434,221,000     378,987,000
Less treasury stock at cost (5,069,000 shares, 1993 and 4,749,000 shares, 1992)...........     (84,756,000)    (77,389,000)
                                                                                              ------------    ------------
        Total stockholders' equity........................................................     349,465,000     301,598,000
                                                                                              ------------    ------------
        Total liabilities and stockholders' equity........................................    $437,200,000    $386,665,000
                                                                                              ------------    ------------
                                                                                              ------------    ------------

                 See notes to condensed financial information.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF OPERATIONS

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                        1993            1992             1991
                                                                                    ------------    -------------    -------------
Investment income, net of expenses of $51,000, 1993, $51,000, 1992 and $35,000,
 1991...........................................................................    $    492,000    $     852,000    $     400,000
Realized gains (losses) on investments..........................................         895,000       (1,447,000)      (1,754,000)
Lawsuit settlement..............................................................       7,561,000
                                                                                    ------------    -------------    -------------
Total revenue...................................................................       8,948,000         (595,000)      (1,354,000)
Operating expense...............................................................       3,478,000        3,222,000        3,236,000
Interest expense................................................................       6,658,000        6,472,000        5,430,000
                                                                                    ------------    -------------    -------------
Loss from operations before federal income tax benefit, equity in net income of insurance subsidiaries, extraordinary item and cumulative effect of accounting
  change........................................................................      (1,188,000)     (10,289,000)     (10,020,000)
Federal income tax benefit......................................................         516,000        3,128,000        2,857,000
                                                                                    ------------    -------------    -------------
Loss from operations before equity in net income of insurance subsidiaries,
  extraordinary item and cumulative effect of accounting change.................        (672,000)      (7,161,000)      (7,163,000)
Extraordinary item -- debt retirement cost, net of tax benefit of $698,000......                       (1,355,000)
Cumulative effect of change in accounting for income taxes......................                         (187,000)
Equity in net income of insurance subsidiaries
  (Note A)......................................................................      53,872,000       37,403,000       53,064,000
                                                                                    ------------    -------------    -------------
Net income......................................................................    $ 53,200,000    $  28,700,000    $  45,901,000
                                                                                    ------------    -------------    -------------
                                                                                    ------------    -------------    -------------

                 See notes to condensed financial information.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF CASH FLOWS

                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                        1993             1992             1991
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Investment income received....................................................    $     485,000    $     846,000    $     400,000
  Recovery from lawsuit settlement..............................................        4,094,000
  Operating expenses paid.......................................................       (3,309,000)      (3,674,000)      (2,616,000)
  Interest paid.................................................................       (6,552,000)      (6,073,000)      (5,128,000)
  Income taxes refunded.........................................................        8,524,000        1,206,000        5,104,000
                                                                                    -------------    -------------    -------------
    Net cash flows from operating activities....................................        3,242,000       (7,695,000)      (2,240,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of invested assets...................................................                        (2,597,000)
  Proceeds from sales of invested assets........................................        4,243,000        1,219,000
  Net change in short-term investments..........................................       (7,264,000)      (7,716,000)        (145,000)
  Cash received (advanced) received from note receivable........................        2,300,000          500,000       (2,800,000)
                                                                                    -------------    -------------    -------------
    Net cash flows from investing activities....................................         (721,000)      (8,594,000)      (2,945,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from bank line of credit........................................        1,000,000        6,350,000       32,300,000
  Cash paid on bank line of credit..............................................       (1,000,000)     (40,150,000)     (36,600,000)
  Cash dividends paid to common stockholders....................................      (19,018,000)     (18,927,000)     (19,012,000)
  Retirement of Senior Notes payable 1994.......................................                       (17,740,000)
  Net proceeds from issuance of Senior Notes payable 2002.......................                        73,787,000
  Proceeds from exercise of stock options.......................................        6,261,000        4,526,000          599,000
  Purchase of treasury shares...................................................       (7,367,000)      (5,686,000)      (4,954,000)
  Dividends received from subsidiaries..........................................       25,000,000       15,000,000       33,000,000
  Capital contribution to subsidiary............................................         (250,000)
  Loan to subsidiary............................................................       (7,538,000)
                                                                                    -------------    -------------    -------------
    Net cash flows from financing activities....................................       (2,912,000)      17,160,000        5,333,000
Net increase (decrease) in cash.................................................         (391,000)         871,000          148,000
Cash at beginning of year.......................................................        2,260,000        1,389,000        1,241,000
                                                                                    -------------    -------------    -------------
Cash at end of year.............................................................    $   1,869,000    $   2,260,000    $   1,389,000
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................    $  53,200,000    $  28,700,000    $  45,901,000
  Net income of insurance subsidiaries..........................................      (53,872,000)     (37,403,000)     (53,064,000)
  Realized (gains)/losses on investments........................................         (895,000)       1,447,000        1,754,000
  Amortization of discount and issue costs on senior notes......................          121,000        1,822,000          457,000
  Federal income taxes..........................................................        8,007,000       (2,433,000)       2,247,000
  Increase in receivable from lawsuit settlement................................       (3,467,000)
  Other.........................................................................          148,000          172,000          465,000
                                                                                    -------------    -------------    -------------
    Net cash flow from operating activities.....................................    $   3,242,000    $  (7,695,000)   $  (2,240,000)
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------

                 See notes to condensed financial information.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

    The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Zenith National Insurance Corp. (Zenith) and subsidiaries.

A.  Investment In Subsidiaries:

        Zenith owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company, CalFarm Life Insurance Company and Perma-Bilt, a Nevada Corporation. These investments are included in the financial statements on the equity basis of accounting. Temporary advances in the ordinary course of business are included in other assets. The excess of cost over net assets acquired of $2,009,000 represents the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith files a consolidated federal income tax return. The equity in the income of insurance subsidiaries of $53,872,000 in 1993, $37,403,000 in 1992 and $53,064,000 in 1991 is net of a provision for federal income tax expense of $20,795,000 in 1993, $3,498,000 in 1992 and $9,476,000 in 1991.

        Zenith has formulated tax allocation procedures with its subsidiaries and the 1993, 1992 and 1991 condensed financial information reflect Zenith's portion of the consolidated taxes.

        Zenith Insurance Company paid dividends to Zenith of $25,000,000 in 1993, $15,000,000 in 1992 and $33,000,000 in 1991. CalFarm Insurance Company
    paid a dividend of $5,000,000 to Zenith Insurance Company in 1992.

               SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                  COLUMN C
                                                -------------
                                   COLUMN B     FUTURE POLICY                    COLUMN E
                                 ------------     BENEFITS,                    ------------                   COLUMN G
                                   DEFERRED        LOSSES,        COLUMN D     OTHER POLICY     COLUMN F     -----------
           COLUMN A                 POLICY         CLAIMS       ------------    CLAIMS AND    ------------       NET
- ------------------------------   ACQUISITION      AND LOSS        UNEARNED       BENEFITS       PREMIUM      INVESTMENT
           SEGMENT                  COSTS         EXPENSES        PREMIUMS       PAYABLE        REVENUE        INCOME
- ------------------------------   ------------   -------------   ------------   ------------   ------------   -----------
1993
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  4,264,000   $286,452,000    $32,109,000                   $244,661,000
  Automobile and other
    property/casualty.........     11,704,000     87,418,000     68,182,000                    137,945,000
  Reinsurance.................      1,048,000     94,848,000      6,889,000                     23,295,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   17,016,000    468,718,000    107,180,000                    405,901,000   $36,643,000
Health and Life...............     91,400,000    153,771,000      4,716,000    $ 5,934,000      63,921,000    55,339,000
Reinsurance ceded.............                    45,282,000
Registrant....................                                                                                   492,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $108,416,000   $667,771,000    $111,896,000   $ 5,934,000    $469,822,000   $92,474,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------
1992
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  4,647,000   $266,092,000    $30,853,000                   $221,652,000
  Automobile and other
    property/casualty.........     10,460,000     90,262,000     56,663,000                    137,392,000
  Reinsurance.................        620,000    107,795,000      3,378,000                     18,382,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   15,727,000    464,149,000     90,894,000                    377,426,000   $42,276,000
Health and Life...............     75,292,000    138,000,000      5,502,000    $ 7,041,000      64,448,000    53,486,000
Reinsurance ceded.............                    33,387,000      5,403,000
Registrant....................                                                                                   852,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $ 91,019,000   $635,536,000    $101,799,000   $ 7,041,000    $441,874,000   $96,614,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------
1991
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  3,726,000   $241,439,000    $24,295,000                   $208,989,000
  Automobile and other
    property/casualty.........     11,220,000     90,848,000     58,010,000                    140,732,000
  Reinsurance.................      1,637,000    107,893,000      7,868,000                     26,347,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   16,583,000    440,180,000     90,173,000                    376,068,000   $45,727,000
Health and Life...............     60,027,000    134,308,000      5,406,000    $ 7,209,000      61,556,000    49,558,000
Registrant....................                                                                                   400,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $ 76,610,000   $574,488,000    $95,579,000    $ 7,209,000    $437,624,000   $95,685,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------


                                   COLUMN H        COLUMN I
                                 -------------   ------------
                                   BENEFITS,     AMORTIZATION    COLUMN J
                                    CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A               LOSSES AND        POLICY         OTHER      ------------
- ------------------------------    SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                 EXPENSES         COSTS        EXPENSES       WRITTEN
- ------------------------------   -------------   ------------   -----------   ------------
1993
- ------------------------------
Property and Casualty
  Workers' compensation.......   $164,815,000    $ 33,317,000   $19,736,000   $245,917,000
  Automobile and other
    property/casualty.........     96,715,000      26,598,000    20,336,000    143,223,000
  Reinsurance.................     13,678,000       3,384,000       896,000     26,807,000
                                 -------------   ------------   -----------   ------------
                                  275,208,000      63,299,000    40,968,000    415,947,000
Health and Life...............     84,448,000       2,202,000    24,267,000
Reinsurance ceded.............
Registrant....................                                    3,478,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $359,656,000    $ 65,501,000   $68,713,000   $415,947,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------
1992
- ------------------------------
Property and Casualty
  Workers' compensation.......   $166,065,000    $ 33,868,000   $20,260,000   $228,209,000
  Automobile and other
    property/casualty.........     96,224,000      26,231,000    20,061,000    136,077,000
  Reinsurance.................     27,443,000       3,674,000     1,267,000     13,892,000
                                 -------------   ------------   -----------   ------------
                                  289,732,000      63,773,000    41,588,000    378,178,000
Health and Life...............     85,493,000       (494,000)    18,898,000
Reinsurance ceded.............
Registrant....................                                    3,222,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $375,225,000    $ 63,279,000   $63,708,000   $378,178,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------
1991
- ------------------------------
Property and Casualty
  Workers' compensation.......   $145,961,000    $ 33,856,000   $22,491,000   $213,956,000
  Automobile and other
    property/casualty.........     92,599,000      27,278,000    20,163,000    143,257,000
  Reinsurance.................     26,291,000       7,033,000       691,000     23,195,000
                                 -------------   ------------   -----------   ------------
                                  264,851,000      68,167,000    43,345,000    380,408,000
Health and Life...............     79,924,000          88,000    18,634,000
Registrant....................                                    3,236,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $344,775,000    $ 68,255,000   $65,215,000   $380,408,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------

                           SCHEDULE VI -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
                                                          --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
                                                              GROSS           OTHER       FROM OTHER    --------------    ASSUMED
                       COLUMN A                               AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
- -------------------------------------------------------   --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1993
Life insurance in force................................   $2,976,178,000   $453,025,000                 $2,523,153,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   22,707,000   $    156,000                 $   22,551,000
  Accident and health insurance........................       42,667,000      1,297,000                     41,370,000
  Property and casualty insurance......................      400,811,000     21,004,000   $26,094,000      405,901,000        6.4%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  466,185,000   $ 22,457,000   $26,094,000   $  469,822,000        5.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1992
Life insurance in force................................   $2,951,649,000   $287,980,000                 $2,663,669,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   20,891,000   $    574,000                 $   20,317,000
  Accident and health insurance........................       44,935,000        804,000                     44,131,000
  Property and casualty insurance......................      378,922,000     20,853,000   $19,357,000      377,426,000        5.1%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  444,748,000   $ 22,231,000   $19,357,000   $  441,874,000        4.4%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1991
Life insurance in force................................   $2,686,030,000   $247,994,000                 $2,438,036,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   18,850,000   $    428,000                 $   18,422,000
  Accident and health insurance........................       43,770,000        636,000                     43,134,000
  Property and casualty insurance......................      368,971,000     20,434,000   $27,531,000      376,068,000        7.3%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  431,591,000   $ 21,498,000   $27,531,000   $  437,624,000        6.3%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                COLUMN A                                                    COLUMN D      COLUMN E       COLUMN F
- ----------------------------------------                                   -----------   -----------   -------------
                CATEGORY                    COLUMN B        COLUMN C         MAXIMUM       AVERAGE       WEIGHTED
                   OF                      -----------   --------------      AMOUNT        AMOUNT         AVERAGE
               AGGREGATE                     BALANCE        WEIGHTED       OUTSTANDING   OUTSTANDING   INTEREST RATE
               SHORT-TERM                   AT END OF       AVERAGE        DURING THE    DURING THE     DURING THE
               BORROWINGS                    PERIOD      INTEREST RATE       PERIOD      PERIOD (1)     PERIOD (2)
- ----------------------------------------   -----------   --------------    -----------   -----------   -------------
Amounts payable to banks (3)
  1993..................................       -0-            -0-          $ 1,000,000   $    83,000              5.45%
  1992..................................       -0-            -0-          $20,000,000   $ 5,883,000              5.95%
  1991..................................   $16,900,000           5.95%     $26,350,000   $18,133,000              7.9%

- ------------------------
(1)   Computed on the average of month-end balances.
(2) Computed using actual daily amount charged when line was drawn, divided by the number of days outstanding.
(3) Amounts payable to banks are borrowed under a line of credit borrowing arrangement which is subject to renewal, annually, on July 1.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS
                                       TO
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                            ------------------------

                        ZENITH NATIONAL INSURANCE CORP.
             (Exact name of registrant as specified in its charter)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  EXHIBIT LIST

                                                                                                     SEQUENTIALLY
 EXHIBIT                                                                                               NUMBERED
 NUMBER                                         DESCRIPTION                                              PAGE
- ---------  --------------------------------------------------------------------------------------  -----------------
  3.1      Certificate of Incorporation of Zenith as in effect immediately prior to November 22,
           1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of
           Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's
           Current Report on Form 8-K, date of report November 22, 1985).
  3.2      By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to
           Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31,
           1988.)
  4.1      Indenture dated as of May 1, 1992 entered into between Zenith and Norwest Bank
           Minnesota, National Association, as trustee, pursuant to which Zenith issued its 9%
           Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to
           Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.)
 10.1      Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company,
           Zenith, the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel
           Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance Financial
           Services Corporation on March 9, 1981 with respect to the common stock of Zenith).
 10.2      Asset and Liability Assumption Agreement, dated as of June 4, 1985, between Zenith
           Insurance and the Insurance Commissioner of the State of California (the
           "Commissioner"). (Incorporated herein by reference to Exhibit 1 to Zenith's Current
           Report on Form 8-K, date of report July 26, 1985).
 10.3      Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance,
           Zenith and the Commissioner (Incorporated herein by reference to Exhibit 10.6 to
           Zenith's Annual Report on Form 10-K for the year ended December 31, 1985), together with the following exhibits:
           (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of
               Zenith Insurance. (Incorporated herein by reference to
              Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31,
               1985).
           (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's
               Annual Report on Form 10-K for the year ended December 31, 1985).
           (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July
               26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).
           (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
               Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit
               28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
           (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit
               10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).

                                                                                                     SEQUENTIALLY
 EXHIBIT                                                                                               NUMBERED
 NUMBER                                         DESCRIPTION                                              PAGE
- ---------  --------------------------------------------------------------------------------------  -----------------
           (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26,
                1985).
*10.4      Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December
           6, 1985. (Incorporated herein by reference to Zenith's Registration Statement on Form
           S-8 (SEC File No. 2-97962)).
*10.5      Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's
           Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
           Registration Statement on Form S-8
           (SEC File No. 33-8948)).
*10.6      Employment Agreement, dated May 24, 1990, between Zenith and Fredricka Taubitz.
           (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1990).
*10.7      Employment Agreement, dated October 1, 1990, between Zenith and John J. Tickner.
           (Incorporated herein by reference to Exhibit 10.7 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1990).
*10.8      Employment Agreement, dated as of February 28, 1990, between Zenith and Stanley R.
           Zax. (Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on
           Form 10K for the year ended December 31, 1990).
*10.9      Stock Option Agreement, dated as of May 19, 1987, between Zenith and Stanley R. Zax.
           (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1987).
 10.10     Promissory Note, dated January 9, 1991, in an original principal amount of $3,000,000, by Stanley R. Zax in favor of Zenith. (Incorporated herein by reference to Exhibit
           10.10 to Zenith's Annual Report on Form 10K for the year ended December 31, 1990).
 10.11     Credit Agreement, as amended, dated as of November 30, 1988 between Zenith and Sanwa
           Bank of California. (Incorporated herein by reference to Exhibit 10.11 to Zenith's
           Annual Report on Form 10-K for the year ended December 31, 1992).
 10.12     Revolving Note Agreement, dated July 1, 1993, between Zenith and City National Bank.
 10.13     Revolving Note Agreement, dated August 15, 1993 between Zenith and City National Bank.
 10.14     Letter of Credit Facility Agreement, dated December 1, 1993, between Sanwa Bank of
           California and Zenith Insurance.
 10.15     Agreement of Reinsurance #6966 between Zenith Insurance Company and General
           Reinsurance Corporation, dated as of December 21, 1984. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.16     Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
           Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
           (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1991.)
 10.17     Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)

                                                                                                     SEQUENTIALLY
 EXHIBIT                                                                                               NUMBERED
 NUMBER                                         DESCRIPTION                                              PAGE
- ---------  --------------------------------------------------------------------------------------  -----------------
 10.18     Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.19     Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.20     Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.21     Agreement of Reinsurance No. 7832 between General Reinsurance Corporation and CalFarm
           Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
 10.22     Agreement of Reinsurance No. 623-0005 between American Re-Insurance Company and
           CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
 10.23     Agreement of Reinsurance No. 0079460 between Employers Reinsurance Corporation and
           CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
 10.24     Life, Disability and Accidental Death Automatic Reinsurance Agreement between CalFarm
           Life Insurance Company and Transamerica Occidental Life Insurance Company, effective
           June 1, 1983. (Incorporated herein by reference to Exhibit 10.20 to Zenith's Annual
           Report on Form 10K for the year ended December 31, 1991.)
 10.25     Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
           Insurance Company and Occidental Life Insurance Company of California, effective April
           1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10K for the year ended December 31, 1991.)
 10.26     Reinsurance Agreement between CalFarm Life Insurance Company and American United Life
           Insurance Company, effective August 1, 1983. (Incorporated herein by reference to
           Exhibit 10.22 to Zenith's Annual Report on Form 10K for the year ended December 31,
           1991.)
 10.27     Excess Major Medical Reinsurance Agreement (No. 0076820/Specific and Aggregate
           Retentions) between CalFarm Life Insurance Company and Employers Reinsurance
           Corporation, effective January 1, 1993.
 10.28     Automatic Reinsurance Agreement between CalFarm Life Insurance Company and North
           American Reassurance Company, effective June 1, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended
           December 31, 1992.)
 10.29     Automatic Reinsurance Agreement between CalFarm Life Insurance Company and North
           American Reassurance Company, effective February 21, 1991. (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended
           December 31, 1992.)

                                                                                                     SEQUENTIALLY
 EXHIBIT                                                                                               NUMBERED
 NUMBER                                         DESCRIPTION                                              PAGE
- ---------  --------------------------------------------------------------------------------------  -----------------
 10.30     Yearly Renewable Term Reinsurance Agreement between CalFarm Life Insurance Company and
           Gerling Global Life Insurance Company, effective March 1, 1992. (Incorporated herein by reference to Exhibit 10.26 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1992.)
 11        Computation of Earnings Per Share for the three (3) years ended
           December 31, 1993.
 13        Zenith's Annual Report to Stockholders for the year ended December 31, 1993, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form
           10-K.
 21        Subsidiaries of Zenith
 23        Consent of Coopers & Lybrand, dated March 29, 1994. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
 28        Property and Casualty Loss Statistics.
 99.1      Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1993 for the Zenith Investment Partnership 401(k) Plan (to be
           filed by amendment on Form 10-K/A within 180 days of December 31, 1993).

- ------------------------
*Management contract or compensatory plan or arrangement