Form 10-Q
period 1994-03-31
ZENITH NATIONAL INSURANCE CORP
filed 1994-05-11
CIK 109261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1994

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _____________ to ________________

Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.
          [Exact name of registrant as specified in its charter]

DELAWARE                                                     95-2702776
          [State or other jurisdiction of                 [I.R.S. Employer
          incorporation or organization]                  identification No.]

21255 Califa Street, Woodland Hills, California              91367-5021
          [Address of principal executive offices]           [Zip Code]

[818]  713-1000
          [Registrant's telephone number, including area code]

Not Applicable
          [Former name, former address and former fiscal year, if changed since last report.]

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15[d] of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   At April 30, 1994, 18,871,000
shares of common stock were outstanding, net of 5,069,000 shares of treasury stock.

                        PART I     FINANCIAL INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


ITEM 1:
Dollars and Shares in Thousands                                                          MAR. 31,1994   DEC. 31, 1993
ASSETS
Investments
  Fixed maturities:
   At amortized cost (market $415,461 & $438,705)                                        $   399,827    $   401,337
   At fair value (cost $789,483 & $687,075)                                                  775,302        705,682
  Floating rate preferred stocks, at fair value (cost $22,780 & $30,582)                      23,836         31,495
  Convertible and non redeemable preferred stocks, at fair value
       (cost $11,545 & $11,545)                                                               10,667         11,246
  Common stocks, at fair value (cost $21,323 & $14,485)                                       21,246         15,575
  Mortgage loans on real estate                                                                1,495          4,515
  Policy loans                                                                                39,766         39,609
  Short-term investments (at cost, which approximates fair value)                            184,797        276,841
  Other investments                                                                           21,664         14,097
                                                                                          ----------     ----------
       TOTAL INVESTMENTS                                                                   1,478,600      1,500,397
Cash                                                                                           8,690          8,560
Accrued investment income                                                                     20,412         21,635
Premiums receivable                                                                           67,070         59,188
Premium notes receivable, collateralized by letters of credit                                    646          1,647
Receivable from reinsurers and prepaid reinsurance premiums                                   57,290         57,426
Earned but unbilled premiums receivable                                                        4,358          4,586
Deferred policy acquisition costs                                                            109,100        108,416
Properties and equipment, less accumulated depreciation                                       48,059         47,042
Excess of cost over net assets acquired and purchased intangibles and other assets            24,877         25,225
Other assets                                                                                  28,907         23,668
                                                                                          ----------     ----------
       TOTAL ASSETS                                                                      $ 1,848,009    $ 1,857,790
                                                                                          ----------     ----------
                                                                                          ----------     ----------
LIABILITIES
Policy liabilities and accruals
  Unpaid losses and loss expenses                                                        $   506,913    $   513,270
  Future policy benefits for life insurance contracts                                        155,391        154,501
  Deposits on deferred annuity contracts                                                     554,728        545,956
  Policy and contract claims                                                                   5,288          5,934
  Unearned premiums                                                                          119,335        111,896
Policyholders' dividends accrued and accumulated                                              36,228         30,378
Other policyholder funds                                                                      16,296         16,857
Reserves on loss portfolio transfers                                                          10,642         11,119
Senior notes payable, less unamortized issue costs of $980 & $1,011                           74,020         73,989
Federal income tax                                                                             2,093         14,255
Other liabilities                                                                             36,160         30,170

                                                                                          ----------     ----------
       TOTAL LIABILITIES                                                                   1,517,094      1,508,325
                                                                                          ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1994 and 1993
Common stock, $1 par - shares authorized 50,000; issued 23,935,
  outstanding 18,866, 1994; issued 23,910, outstanding 18,841, 1993                           23,935         23,910
Additional paid-in capital                                                                   249,538        249,092
Retained earnings                                                                            151,533        148,043
Net unrealized appreciation (depreciation) on investments, net of $4,400 of
  deferred tax benefit in 1994 and $7,093 deferred tax expense in 1993                        (9,335)        13,176
                                                                                          ----------     ----------
                                                                                             415,671        434,221
Less treasury stock at cost (5,069 shares, 1994 and 1993)                                    (84,756)       (84,756)
                                                                                          ----------     ----------
       TOTAL STOCKHOLDERS' EQUITY                                                            330,915        349,465
                                                                                          ----------     ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,848,009    $ 1,857,790
                                                                                          ----------     ----------
                                                                                          ----------     ----------


The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,

                                                                     1994           1993
                                                                   ( Dollars in Thousands,
                                                                    except per share data)
CONSOLIDATED REVENUES:
Property and casualty premium income                             $   97,871     $   97,246
Health and life premium income and other policy charges              15,422         16,689
Net investment income                                                23,143         24,324
Realized gains on investments                                         1,816          4,997
                                                                  ---------      ---------
      Total revenues                                                138,252        143,256
EXPENSES:
Property and casualty losses and loss expenses incurred              59,456         67,183
Health and life benefits and other policy credits                    19,650         22,296
Policy acquisition costs                                             19,492         18,496
Other underwriting and operating expenses                            16,850         13,692
Policyholders' dividends and participation                            8,848          3,814
Interest expense                                                      1,572          1,774
                                                                  ---------      ---------
      Total expenses                                                125,868        127,255
                                                                  ---------      ---------
Net income before federal income tax                                 12,384         16,001
Federal income tax                                                    4,184          3,401
                                                                  ---------      ---------
NET INCOME                                                       $    8,200     $   12,600
                                                                  ---------      ---------
                                                                  ---------      ---------

EARNINGS PER SHARE:
Net Income per share                                             $     0.43     $     0.66
                                                                  ---------      ---------
                                                                  ---------      ---------



The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                          FOR THE THREE
                                                                                          MONTHS ENDED
Dollars in thousands                                                                  1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Premiums collected                                                              $   116,293     $   119,779
 Investment income received                                                           24,002          22,605
 Deposits on universal life-type contracts                                             3,571           4,916
 Losses & loss adjustment expenses paid                                              (66,144)        (69,032)
 Health claims paid                                                                   (7,703)         (8,107)
 Death and surrender benefits paid                                                    (4,084)         (2,703)
 Underwriting & other operating expenses paid                                        (31,055)        (31,841)
 Real estate construction in progress                                                 (4,030)
 Reinsurance premiums paid                                                            (6,401)         (3,422)
 Dividends paid to policyholders                                                      (3,343)         (4,329)
 Special policyholders' dividend - Proposition 103 rollback refund                                   (18,350)
 Interest paid                                                                           (26)            (56)
 Interest on deferred annuity contracts                                               (7,954)         (8,565)
 Income taxes (paid) refunded                                                         (4,801)            109
 Purchase of trading portfolio investments                                            (8,021)
 Proceeds from sales of trading portfolio investments                                114,696
                                                                                  ----------      ----------
   Net cash flows from operating activities                                          115,000           1,004

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of invested assets:
   Debt and equity securities - Held-to-Maturity                                     (15,286)
   Debt and equity securities - Available-for-Sale                                  (429,941)
   Other debt and equity securities and other investments                             (7,488)       (181,130)
 Proceeds from maturities and exchanges of investments:
   Debt and equity securities - Held-to-Maturity                                      16,734
   Debt and equity securities - Available-for-Sale                                    51,136
   Other debt and equity securities and other investments                              3,320          34,804
 Proceeds from sales of investments:
   Debt and equity securities - Available-for-Sale                                   170,951
   Other debt and equity securities and other investments                              1,239         116,945
 Capital and other expenditures                                                       (2,206)           (782)
 Losses and loss adjustment expenses paid under portfolio transfers                     (477)           (756)
 Net decrease in short-term investments                                               92,682          14,337
                                                                                  ----------      ----------
   Net cash flows from investing activities                                         (119,336)        (16,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid to common stockholders                                           (4,709)         (4,709)
 Proceeds from exercise of stock options                                                 420           4,653
 Deposits on deferred annuity contracts                                               10,774          17,049
 Acquisition costs of deferred annuity contracts, deferred                            (1,015)         (1,890)
 Annuitization & return of policyholders' balances on deferred annuity contracts      (8,958)         (4,354)
 Interest on deferred annuity contracts                                                7,954           8,565
 Purchase of treasury shares                                                                            (284)
                                                                                  ----------      ----------
    Net cash flows from financing activities                                           4,466          19,030
                                                                                  ----------      ----------
 Net increase in cash                                                                    130           3,452
 Cash at beginning of period                                                           8,560           1,856
                                                                                  ----------      ----------
 Cash at March 31,                                                               $     8,690      $    5,308
                                                                                  ----------      ----------
                                                                                  ----------      ----------


   (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (continued)


                                                                                   FOR THE THREE  MONTHS
                                                                                      ENDED MARCH 31,
                                                                                    1994           1993
                                                                                 ( Dollars in Thousands)
 RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:


Net Income                                                                      $    8,200     $   12,600

 Adjustments to reconcile net income to net cash
  flows from operating activities:
 Depreciation                                                                        1,192          1,218
 Amortization of intangibles and discount on notes                                     379            352
 Net (accretion) amortization of bonds and preferred stocks                           (433)           384
 Realized gains on investments                                                      (1,816)        (4,997)
 Decrease (increase) in:
   Accrued investment income                                                         1,223         (2,185)
   Premiums receivable                                                              (6,653)        (1,574)
   Receivable from reinsurers                                                          136          2,368
   Deferred policy acquisition costs                                                   331         (3,342)
   Federal income taxes                                                               (617)         3,510
 Increase (decrease) in:
   Unpaid losses and loss expenses                                                  (6,357)        (2,235)
   Future policy benefits for life insurance contracts                                 890          4,250
   Policy and contract claims                                                         (646)           615
   Unearned premiums                                                                 7,439          4,718
   Policyholders' dividends accrued and accumulated                                  5,850            221
   Special policyholders' dividend - Proposition 103 rollback refund                              (18,111)
   Other policyholder funds                                                           (561)           152
   Net cash from trading portfolio                                                 106,675
   Other                                                                              (232)         3,060
                                                                                 ---------      ---------
     Net cash flows from operating activities                                   $  115,000     $    1,004
                                                                                 ---------      ---------
                                                                                 ---------      ---------


The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Computation of Earnings per Share:                      FOR THE THREE MONTHS
                                                                   ENDED  MARCH  31,

                                                               1994                1993
(A) Net income                                           $   8,200,000       $  12,600,000
                                                          ------------        ------------
                                                          ------------        ------------
(B) Number of shares used in calculating
     primary earnings per share:

    Weighted average outstanding shares
     during the period                                      18,853,000          18,932,000
    Additional common shares issuable under
     employee stock options using the
     treasury stock method (1)                                 182,000             294,000
                                                          ------------        ------------
                                                            19,035,000          19,226,000
                                                          ------------        ------------
                                                          ------------        ------------
Net income per share (A)/(B)                             $        0.43       $        0.66
                                                          ------------        ------------
                                                          ------------        ------------

(C) Number of fully diluted shares:

    Weighted average outstanding shares
     during the period                                      18,853,000          18,932,000
    Additional common shares issuable under
     employee stock options using the
     treasury stock method (2)                                 182,000             380,000
                                                          ------------        ------------
                                                            19,035,000          19,312,000
                                                          ------------        ------------
                                                          ------------        ------------
Net income per share (A)/(C)                             $        0.43       $        0.65
                                                          ------------        ------------
                                                          ------------        ------------

(1) Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.


Note 2. Subsequent event

In April 1994, Zenith executed a letter of intent to sell its wholly owned subsidiary, CalFarm Life Insurance Company ("CalFarm Life"), a California life insurance company, to Conseco Capital Partners II, L.P. for approximately $120,000,000, with Zenith retaining the health insurance written by CalFarm Life. The transaction is subject, among other things, to the negotiation of a definitive agreement and the receipt of all necessary regulatory approvals.

            ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      PART I  FINANCIAL INFORMATION

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented (consisting only of normal recurring adjustments) have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year.

On March 17, 1994, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable May 13, 1994 to stockholders of record at the close of business on April 29, 1994.

ITEM 2:
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations of Zenith's business segments were as follows:


- - -------------------------------------------------------------------------------------------------------
Dollars in Thousands,                                              Three Months Ended March 31,
except per share data                                              1994    Per        1993        Per
                                                                           Share                  Share
- - -------------------------------------------------------------------------------------------------------
Income (loss) after tax and before realized gains:
  Property and Casualty                                           $6,765              $7,537
  Health and Life                                                  1,970               1,901
  Parent                                                          (1,715)             (1,835)
                                                                  -------------------------------------
Total                                                              7,020   $0.37       7,603      $0.40

Realized gains( losses) on investments after tax:
  Property and Casualty                                            1,160               1,508
  Health and Life                                                     19               2,979
  Parent                                                               1                 510
                                                                  -------------------------------------
Total                                                              1,180    0.06       4,997       0.26

Net income (loss)
  Property and Casualty                                            7,925               9,045
  Health and Life                                                  1,989               4,880
  Parent                                                          (1,714)             (1,325)
                                                                  -------------------------------------
Total                                                             $8,200   $0.43     $12,600      $0.66
- - -------------------------------------------------------------------------------------------------------



Following is a discussion of the comparative results of Zenith's business segments:

PROPERTY AND CASUALTY OPERATIONS:

Results of operations of the Property and Casualty segment declined for the quarter ended March 31,1994 compared to the corresponding period in 1993 due to a decline in investment income of $1.1 million after tax, offset by an overall increase in underwriting income of $300,000 after tax, despite the earthquake losses hereinafter described. See page 10 for a discussion of investment income and yields.

Premiums earned, underwriting results and combined ratios for the three months ended March 31, 1994 and 1993 were as follows:



- - -------------------------------------------------------------------------------------------------------
                                                              Three Months Ended March 31,
                                                                                                 %
Dollars in Thousands                                               1994           1993        Increase
                                                                                             (Decrease)
- - -------------------------------------------------------------------------------------------------------
Premiums earned
Workers' Compensation                                              $52,968        $57,975       (9%)
Automobile and Other Property & Casualty                            36,525         33,409        9%
Reinsurance                                                          8,378          5,862       43%
                                                                  -----------------------
Total                                                              $97,871        $97,246        1%
                                                                  -----------------------
                                                                  -----------------------

Underwriting Income (Loss) Before Taxes
Worker's Compensation                                              $5,219         $2,407
Automobile and Other Property & Casualty                           (2,098)        (2,745)
Reinsurance                                                        (1,557)         1,367
                                                                  ----------------------
Total                                                              $1,564         $1,029

Combined Ratios
Workers'Compensation                                                90.1%         95.8%
Automobile and Other Property & Casualty                           105.7%        108.2%
Reinsurance                                                        118.6%         76.7%
Total                                                               98.4%         98.9%
- - -------------------------------------------------------------------------------------------------------


Workers' Compensation premiums decreased in the quarter ended March 31, 1994 compared to the corresponding period in 1993 principally because of decreases in minimum rates in July 1993 and January 1994 and a decrease in new and renewal surcharge business due to favorable industry trends, offset in part by increased new business, principally in the Los Angeles area and Texas. The increases in premiums earned in the Automobile and Other Property and Casualty and Reinsurance operations were principally attributable to new business and rate increases for Farmowners' and Homeowners' policies in the Automobile and Other Property and Casualty operation. Workers' Compensation underwriting income increased in the quarter ended March 31, 1994 compared to the corresponding period in 1993 primarily because of favorable loss frequency and loss development trends, partially offset by $2.0 million of expenses attributable to repairs to Zenith's home office building and operating costs relating to the Northridge earthquake in January 1994. Results of operations in the first quarter of 1994 in the Automobile and Other Property and Casualty operation and the Reinsurance operation were adversely affected by $2.3 million and $4.8 million, respectively, of losses attributable to claims arising out of the Northridge earthquake.

An uncertain political and regulatory environment, both state and federal, including proposals relating to National Health Insurance, a proposed California initiative to create a single payer health system and the 1993 workers' compensation legislation in California and other areas; the lack of economic growth in parts of California; a highly competitive insurance industry; and the changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse, are all factors that continue to impact our environment. Although management is currently unable to predict the effect of any of the foregoing, these trends and uncertainties could have a material effect on Zenith's future operations and financial condition.

HEALTH AND LIFE:

Results of operations of the Health and Life segment were relatively unchanged for the quarter ended March 31, 1994 compared to the corresponding period in 1993.

In April 1994, Zenith executed a letter of intent to sell its wholly owned subsidiary, CalFarm Life, for approximately $120,000,000, with Zenith retaining the health insurance business written by CalFarm Life. The transaction is subject to, among other things, the negotiation of a definitive agreement and the receipt of all the necessary regulatory approvals. Premiums earned from health insurance in the first quarter of 1994 were $9,618,000 compared to $11,279,000 for the corresponding period in 1993 and the after tax results of operations attributable to the health insurance business were $479,000 compared to $518,000 for the first quarter of 1994 and 1993, respectively.

INVESTMENTS:

During the first quarter of 1994, interest rates, which reached historically low levels in 1993, began to increase with a corresponding decline in the fair values of fixed maturity investments and some decline in the value of certain equity securities. At March 31, 1994, the unrealized loss on fixed maturities identified as available-for-sale was $13,783,000, before deferred taxes, compared to an unrealized gain of $18,755,000, before deferred taxes, at December 31,1993. This change caused a decrease in stockholders' equity of $22,511,000, after deferred taxes, between December 31, 1993 and March 31, 1994. In April 1994, bond prices continued to decline. Stockholders' equity will continue to be affected by future volatility, if any, in the bond markets.

Results of operations are significantly impacted by investment income, which was as follows:



- - -------------------------------------------------------------------------------------------------------
Investment Income                                                      Three Months Ended March 31,
Dollars in Thousands                                                    1994                 1993
- - -------------------------------------------------------------------------------------------------------
Property and Casualty Portfolio (incl. parent)
  Pre-tax                                                                $8,712              $10,006
  Post-tax                                                                5,889                6,964
Health and Life Portfolio
  Pre-tax                                                                14,431               14,318
  Post-tax                                                                9,380                9,450
Consolidated
  Pre-tax                                                                23,143               24,324
  Post-tax                                                              $15,269              $16,414
- - -------------------------------------------------------------------------------------------------------


The yields on invested assets were as follows:



- - -------------------------------------------------------------------------------------------------------
Investment Yields                                                     Three Months Ended March 31,
                                                                       1994                 1993
- - -------------------------------------------------------------------------------------------------------
Property and Casualty Portfolio (incl. parent)
  Pre-tax                                                               4.7%                 5.7%
  Post-tax                                                              3.2%                 4.0%
Health and Life Portfolio
  Pre-tax                                                               7.5%                 8.3%
  Post-tax                                                              4.9%                 5.5%
- - -------------------------------------------------------------------------------------------------------


The decrease in yields was attributable to generally lower interest rates during the first quarter of 1994 compared to the first quarter of 1993. However, yields on invested assets were higher in the first quarter of 1994 than in the fourth quarter of 1993, reflecting the upward trend in interest rates referred to above.

Zenith maintains a diversified portfolio consisting of common stocks, preferred stocks, principally investment grade bonds and other investments. The goal is to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints.
                                 Page 10


The distribution of Zenith's consolidated investment portfolio is shown in the following table:

- - -----------------------------------------------------------------------------------------------------------------------
                                             AT MARCH 31,1994                     AT DECEMBER 31,1993

Dollars in Thousands                    Carrying                      Fair          Carrying                    Fair
                                          Value       % of Total      Value           Value       % of Total    Value
- - -----------------------------------------------------------------------------------------------------------------------
Bonds:
 Investment grade
  U.S. Government securities             $457,706         31.0%      $455,927        $442,369         29.4%    $443,551
  Other                                   662,630         44.8%       680,043         613,680         40.9%     649,866
 Non-investment grade                      21,830          1.5%        21,830          17,995          1.2%      17,995
Stocks:
 Redeemable preferred:
  Investment grade                         30,597          2.1%        30,597          30,589          2.0%      30,589
  Non-investment grade                      2,366          0.2%         2,366           2,386          0.2%       2,386
 Other preferred                           34,503          2.3%        34,503          42,741          2.9%      42,741
 Common                                    21,246          1.4%        21,246          15,575          1.0%      15,575
Short-term investments
 U.S. Government securities                96,604          6.5%        96,604         124,306           8.3%    124,306
 Other                                     88,193          6.0%        88,193         152,535          10.2%    152,535
Other investments                          62,925          4.2%                        58,221           3.9%
- - -----------------------------------------------------------------------------------------------------------------------
Total investments                      $1,478,600        100.0%                    $1,500,397         100.0%
- - -----------------------------------------------------------------------------------------------------------------------



The carrying value of non-investment grade bonds and preferred stocks owned by Zenith's property and casualty subsidiaries was 7.3% and 6.2% of statutory surplus at March 31, 1994 and December 31, 1993, respectively. The carrying value of non-investment grade bonds owned by Zenith's life insurance subsidiary was 33.5% and 34.8% of statutory capital and surplus at March 31, 1994 and December 31, 1993, respectively. The carrying values of non-investment grade bonds and preferred stocks for these comparisons are based upon values and ratings used by the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"). The NAIC may assign a non-investment grade rating to a security that is rated investment grade by one or more rating agency.


The change in the carrying value of Zenith's consolidated investment portfolio during 1994 was as follows:

Dollars in thousands
- - -----------------------------------------------------------------------------------------------------

Carrying Value at December 31,1993                                                       $1,500,397
Purchases at cost                                                                           460,736
Maturties and exchanges of investments                                                     (71,190)
Proceeds from sales of fixed maturity investments:
 Available-for-sale                                                      (149,868)
 Trading portfolio                                                       (103,042)
 Held-to-maturity                                                           None
Proceeds from sales of other investments                                  (33,976)
                                                                         --------
   Total proceeds from disposals of investments                                            (286,886)
Realized gains from maturities and exchanges of investments:
 Held-to-maturity                                                             274
 Available-for-sale                                                           208
Realized gains from sales of investments:
 Available-for-sale                                                           300
 Trading portfolio                                                            332
 Other investments                                                            702
                                                                         --------
   Total realized gains on investments                                                        1,816
Unrealized losses on investments                                                            (34,004)
Decrease in short-term investments                                                          (92,682)
Net accretion of bonds and preferred stocks and other changes                                   413
- - -----------------------------------------------------------------------------------------------------
Carrying Value at March 31, 1994                                                         $1,478,600
- - -----------------------------------------------------------------------------------------------------



REAL ESTATE:

At March 31, 1994, a total of $13.0 million was invested in real estate under construction being operated by a 100% owned subsidiary of Zenith. Sales of homes have commenced with closings scheduled in the second quarter of 1994.

LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon, dividends from its insurance subsidiaries, whose operations are supported by their own cash flow, and available lines of credit ($50,000,000 at March 31, 1994) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders. In the opinion of management, Zenith's sources of liquidity are sufficient to fund its short-term and long-term requirements for liquidity.

After adjusting for the effects of the cash flows from sales of assets from the trading portfolio in 1994 and for the cash flow from Proposition 103 refunds in 1993, cash flow from operations decreased in the three months ended March 31, 1994 compared to the corresponding period in 1993 by approximately $8 million. The decline was attributable, principally, to real estate construction expenditures in 1994 and the timing of federal income tax payments in the first quarter of 1994 compared to the first quarter of 1993.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           PART II  OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

[a] Exhibits

     [11]  Statement re: computation of per share earnings

           Part 1, Item 1, Note 1 of the consolidted financial statements is incoporated herein by reference


[b]  Reports on Form 8-K

     None

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                            ZENITH NATIONAL INSURANCE CORP.
                                                                 Registrant





Date: May 11, 1994                   \STANLEY R. ZAX\

                                     -------------------------------------------
                                     Stanley R. Zax, Chairman of the Board
                                     & President (Principal Executive Officer)




                                     \FREDRICKA TAUBITZ\
                                     -------------------------------------------
Date: May 11, 1994                   Fredricka Taubitz, Executive Vice President
                                     & Chief Financial Officer (Principal
                                     Accounting Officer)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                  EXHIBIT INDEX






Exhibit No.    Description                                                  Page

     [11]      Statement re: computation of per share earnings              6
               incorporated herein by reference to Part I, Item 1,
               Note 1 of the consolidated financial statements