Form 10-K/A
period 1993-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1994-06-29
CIK 109261

                                                                          [LOGO]
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                   Form 10-K/A
                                 AMENDMENT NO. 1

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE ON
                   TITLE OF EACH CLASS                                         WHICH REGISTERED
- - ---------------------------------------------------------  ---------------------------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1993 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 1994 Annual Meeting of Stockholders -- Part III.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

QUARTER                                                          1993        1992
- - ------------------------------------------------------------    -------     -------
First
  High......................................................     29 1/4      17 1/4
  Low.......................................................     19 5/8      14 1/2
Second
  High......................................................     27 1/4      19 1/4
  Low.......................................................     23 1/4      15 1/2
Third
  High......................................................     29 1/8      19 1/2
  Low.......................................................     23 1/2      16 1/2
Fourth
  High......................................................     28 3/4      20
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

        DATE OF DECLARATION             TYPE AND AMOUNT OF        RECORD DATE FOR
          BY ZENITH BOARD                    DIVIDEND                 PAYMENT               PAYMENT DATE
- - ------------------------------------  -----------------------  ---------------------  ------------------------
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

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                  OFFICER
NAME                 AGE                    POSITION                     TERM      SINCE
- - -----------------    ---    ----------------------------------------    ------    -------
Stanley R. Zax       56     Chairman of the Board, President(1)         Annual      1977
Fredricka Taubitz    50     Executive Vice President and                Annual      1985
                            Chief Financial Officer(1)
William L. Gentz     53     Senior Vice President(1)                    Annual      1989
James P. Ross        47     Senior Vice President and Actuary(1)        Annual      1978
John J. Tickner      55     Senior Vice President and Secretary(1)      Annual      1985
Keith E. Trotman     57     Senior Vice President(2)                    Annual      1988
Philip R. Hunt       51     Vice President, Finance(2)                  Annual      1988
Philip M. Joffe      39     President, CalFarm Life(2)                  Annual      1986

- - ------------------------
(1) Officer of Zenith and subsidiaries.
(2) Officer of subsidiaries only.

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

           10.30   Yearly Renewable Term Reinsurance Agreement between CalFarm Life Insurance Company and
                   Gerling Global Life Insurance Company, effective March 1, 1992. (Incorporated herein by reference to Exhibit 10.26 to Zenith's Annual Report on Form 10-K for the year ended
                   December 31, 1992.)
           11      Computation of Earnings Per Share for the three (3) years ended
                   December 31, 1993
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1993, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
           21      Subsidiaries of Zenith.
           23      Consent of Coopers & Lybrand, dated March 29, 1994. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
           28      Property and Casualty Loss Statistics.
           99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1993 for the Zenith Investment Partnership 401(k) Plan.

- - ------------------------
*Management contract or compensatory plan or arrangement


   (b) REPORTS ON FORM 8-K

        None

                                   SIGNATURES


    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Zenith National Insurance Corp.
                                          -------------------------------
                                                   (Registrant)

Date:    June 29, 1994                    By:    s/Fredricka Taubitz/s
       -----------------                       ---------------------------
                                                       (Signature)

                                               Fredricka Taubitz
                                               Executive Vice President
                                                 & Chief Financial Officer

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

                                          COOPERS & LYBRAND

Los Angeles, California
March 29, 1994

                                      F-1
- - --------------------------------------------------------------------------------

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

                                          COOPERS & LYBRAND

Los Angeles, California
February 17, 1994

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                               DECEMBER 31, 1993

                                                                                     COLUMN D
                                                                     COLUMN C     ---------------
                     COLUMN A                          COLUMN B     ----------    AMOUNT AT WHICH
- - --------------------------------------------------    ----------       FAIR        SHOWN IN THE
                TYPE OF INVESTMENT                       COST         VALUE        BALANCE SHEET
- - --------------------------------------------------    ----------    ----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities
  Bonds:
    United States Government and government
      agencies and authorities....................    $  441,946    $  443,551    $      442,369
    Public utilities..............................        71,438        75,849            73,178
    Industrial and miscellaneous..................       541,811       592,012           558,497
  Redeemable preferred stocks.....................        33,217        32,975            32,975
                                                      ----------    ----------    ---------------
        Total fixed maturities....................     1,088,412     1,144,387         1,107,019
                                                      ----------    ----------    ---------------
Equity securities
  Floating rate preferred stocks..................        30,582        31,495            31,495
  Convertible and nonredeemable preferred
    stocks........................................        11,545        11,246            11,246
  Common stocks, industrial.......................        14,485        15,575            15,575
                                                      ----------    ----------    ---------------
        Total equity securities...................        56,612        58,316            58,316
                                                      ----------    ----------    ---------------
Mortgage loans on real estate.....................         4,515         4,515             4,515
Policy loans......................................        39,609        39,609            39,609
Short-term investments............................       276,841       276,841           276,841
Other investments.................................        14,097        14,097            14,097
                                                      ----------    ----------    ---------------
        Total investments.........................    $1,480,086    $1,537,765    $    1,500,397
                                                      ----------    ----------    ---------------
                                                      ----------    ----------    ---------------

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                      COLUMN D
                                                              -------------------------             COLUMN E
                                                                                           --------------------------
                                   COLUMN B                          DEDUCTIONS
                                  ----------                  -------------------------     BALANCE AT END OF PERIOD
           COLUMN A               BALANCE AT     COLUMN C        (1)            (2)        --------------------------
- - ------------------------------    BEGINNING     ----------     AMOUNTS        AMOUNTS         (1)            (2)
        NAME OF DEBTOR            OF PERIOD     ADDITIONS     COLLECTED     WRITTEN OFF     CURRENT      NOT CURRENT
- - ------------------------------    ----------    ----------    ----------    -----------    ----------    ------------
1993
        Stanley R. Zax            $2,300,000       -0-        $2,300,000       -0-            -0-           -0-
1992
        Stanley R. Zax            $2,800,000       -0-        $  500,000       -0-         $2,300,000       -0-
1991
        Stanley R. Zax               -0-        $3,000,000    $  200,000       -0-         $2,800,000       -0-

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

               SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                  COLUMN C
                                                -------------
                                   COLUMN B     FUTURE POLICY                    COLUMN E
                                 ------------     BENEFITS,                    ------------                   COLUMN G
                                   DEFERRED        LOSSES,        COLUMN D     OTHER POLICY     COLUMN F     -----------
           COLUMN A                 POLICY         CLAIMS       ------------    CLAIMS AND    ------------       NET
- - ------------------------------   ACQUISITION      AND LOSS        UNEARNED       BENEFITS       PREMIUM      INVESTMENT
           SEGMENT                  COSTS         EXPENSES        PREMIUMS       PAYABLE        REVENUE        INCOME
- - ------------------------------   ------------   -------------   ------------   ------------   ------------   -----------
1993
- - ------------------------------
Property and Casualty
  Workers' compensation.......   $  4,264,000   $286,452,000    $32,109,000                   $244,661,000
  Automobile and other
    property/casualty.........     11,704,000     87,418,000     68,182,000                    137,945,000
  Reinsurance.................      1,048,000     94,848,000      6,889,000                     23,295,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   17,016,000    468,718,000    107,180,000                    405,901,000   $36,643,000
Health and Life...............     91,400,000    153,771,000      4,716,000    $ 5,934,000      63,921,000    55,339,000
Reinsurance ceded.............                    45,282,000
Registrant....................                                                                                   492,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $108,416,000   $667,771,000    $111,896,000   $ 5,934,000    $469,822,000   $92,474,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------
1992
- - ------------------------------
Property and Casualty
  Workers' compensation.......   $  4,647,000   $266,092,000    $30,853,000                   $221,652,000
  Automobile and other
    property/casualty.........     10,460,000     90,262,000     56,663,000                    137,392,000
  Reinsurance.................        620,000    107,795,000      3,378,000                     18,382,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   15,727,000    464,149,000     90,894,000                    377,426,000   $42,276,000
Health and Life...............     75,292,000    138,000,000      5,502,000    $ 7,041,000      64,448,000    53,486,000
Reinsurance ceded.............                    33,387,000      5,403,000
Registrant....................                                                                                   852,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $ 91,019,000   $635,536,000    $101,799,000   $ 7,041,000    $441,874,000   $96,614,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------
1991
- - ------------------------------
Property and Casualty
  Workers' compensation.......   $  3,726,000   $241,439,000    $24,295,000                   $208,989,000
  Automobile and other
    property/casualty.........     11,220,000     90,848,000     58,010,000                    140,732,000
  Reinsurance.................      1,637,000    107,893,000      7,868,000                     26,347,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   16,583,000    440,180,000     90,173,000                    376,068,000   $45,727,000
Health and Life...............     60,027,000    134,308,000      5,406,000    $ 7,209,000      61,556,000    49,558,000
Registrant....................                                                                                   400,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $ 76,610,000   $574,488,000    $95,579,000    $ 7,209,000    $437,624,000   $95,685,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------


                                   COLUMN H        COLUMN I
                                 -------------   ------------
                                   BENEFITS,     AMORTIZATION    COLUMN J
                                    CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A               LOSSES AND        POLICY         OTHER      ------------
- - ------------------------------    SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                 EXPENSES         COSTS        EXPENSES       WRITTEN
- - ------------------------------   -------------   ------------   -----------   ------------
1993
- - ------------------------------
Property and Casualty
  Workers' compensation.......   $164,815,000    $ 33,317,000   $19,736,000   $245,917,000
  Automobile and other
    property/casualty.........     96,715,000      26,598,000    20,336,000    143,223,000
  Reinsurance.................     13,678,000       3,384,000       896,000     26,807,000
                                 -------------   ------------   -----------   ------------
                                  275,208,000      63,299,000    40,968,000    415,947,000
Health and Life...............     84,448,000       2,202,000    24,267,000
Reinsurance ceded.............
Registrant....................                                    3,478,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $359,656,000    $ 65,501,000   $68,713,000   $415,947,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------
1992
- - ------------------------------
Property and Casualty
  Workers' compensation.......   $166,065,000    $ 33,868,000   $20,260,000   $228,209,000
  Automobile and other
    property/casualty.........     96,224,000      26,231,000    20,061,000    136,077,000
  Reinsurance.................     27,443,000       3,674,000     1,267,000     13,892,000
                                 -------------   ------------   -----------   ------------
                                  289,732,000      63,773,000    41,588,000    378,178,000
Health and Life...............     85,493,000       (494,000)    18,898,000
Reinsurance ceded.............
Registrant....................                                    3,222,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $375,225,000    $ 63,279,000   $63,708,000   $378,178,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------
1991
- - ------------------------------
Property and Casualty
  Workers' compensation.......   $145,961,000    $ 33,856,000   $22,491,000   $213,956,000
  Automobile and other
    property/casualty.........     92,599,000      27,278,000    20,163,000    143,257,000
  Reinsurance.................     26,291,000       7,033,000       691,000     23,195,000
                                 -------------   ------------   -----------   ------------
                                  264,851,000      68,167,000    43,345,000    380,408,000
Health and Life...............     79,924,000          88,000    18,634,000
Registrant....................                                    3,236,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $344,775,000    $ 68,255,000   $65,215,000   $380,408,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------

                           SCHEDULE VI -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
                                                          --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
                                                              GROSS           OTHER       FROM OTHER    --------------    ASSUMED
                       COLUMN A                               AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
- - -------------------------------------------------------   --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1993
Life insurance in force................................   $2,976,178,000   $453,025,000                 $2,523,153,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   22,707,000   $    156,000                 $   22,551,000
  Accident and health insurance........................       42,667,000      1,297,000                     41,370,000
  Property and casualty insurance......................      400,811,000     21,004,000   $26,094,000      405,901,000        6.4%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  466,185,000   $ 22,457,000   $26,094,000   $  469,822,000        5.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1992
Life insurance in force................................   $2,951,649,000   $287,980,000                 $2,663,669,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   20,891,000   $    574,000                 $   20,317,000
  Accident and health insurance........................       44,935,000        804,000                     44,131,000
  Property and casualty insurance......................      378,922,000     20,853,000   $19,357,000      377,426,000        5.1%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  444,748,000   $ 22,231,000   $19,357,000   $  441,874,000        4.4%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1991
Life insurance in force................................   $2,686,030,000   $247,994,000                 $2,438,036,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   18,850,000   $    428,000                 $   18,422,000
  Accident and health insurance........................       43,770,000        636,000                     43,134,000
  Property and casualty insurance......................      368,971,000     20,434,000   $27,531,000      376,068,000        7.3%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  431,591,000   $ 21,498,000   $27,531,000   $  437,624,000        6.3%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                COLUMN A                                                    COLUMN D      COLUMN E       COLUMN F
- - ----------------------------------------                                   -----------   -----------   -------------
                CATEGORY                    COLUMN B        COLUMN C         MAXIMUM       AVERAGE       WEIGHTED
                   OF                      -----------   --------------      AMOUNT        AMOUNT         AVERAGE
               AGGREGATE                     BALANCE        WEIGHTED       OUTSTANDING   OUTSTANDING   INTEREST RATE
               SHORT-TERM                   AT END OF       AVERAGE        DURING THE    DURING THE     DURING THE
               BORROWINGS                    PERIOD      INTEREST RATE       PERIOD      PERIOD (1)     PERIOD (2)
- - ----------------------------------------   -----------   --------------    -----------   -----------   -------------
Amounts payable to banks (3)
  1993..................................       -0-            -0-          $ 1,000,000   $    83,000              5.45%
  1992..................................       -0-            -0-          $20,000,000   $ 5,883,000              5.95%
  1991..................................   $16,900,000           5.95%     $26,350,000   $18,133,000              7.9%

- - ------------------------
(1)   Computed on the average of month-end balances.
(2) Computed using actual daily amount charged when line was drawn, divided by the number of days outstanding.
(3) Amounts payable to banks are borrowed under a line of credit borrowing arrangement which is subject to renewal, annually, on July 1.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

                                    EXHIBITS
                                       TO
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                            ------------------------

                        ZENITH NATIONAL INSURANCE CORP.
             (Exact name of registrant as specified in its charter)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  EXHIBIT LIST

                                                                                                     SEQUENTIALLY
 EXHIBIT                                                                                               NUMBERED
 NUMBER                                         DESCRIPTION                                              PAGE
- - ---------  --------------------------------------------------------------------------------------  -----------------
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

                                                                                                     SEQUENTIALLY
 EXHIBIT                                                                                               NUMBERED
 NUMBER                                         DESCRIPTION                                              PAGE
- - ---------  --------------------------------------------------------------------------------------  -----------------
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

                                                                                                     SEQUENTIALLY
 EXHIBIT                                                                                               NUMBERED
 NUMBER                                         DESCRIPTION                                              PAGE
- - ---------  --------------------------------------------------------------------------------------  -----------------
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


                                                                                                    SEQUENTIALLY
 EXHIBIT                                                                                               NUMBERED
 NUMBER                                         DESCRIPTION                                              PAGE
- - ---------  --------------------------------------------------------------------------------------  -----------------
 10.30     Yearly Renewable Term Reinsurance Agreement between CalFarm Life Insurance Company and
           Gerling Global Life Insurance Company, effective March 1, 1992. (Incorporated herein by reference to Exhibit 10.26 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1992.)
 11        Computation of Earnings Per Share for the three (3) years ended
           December 31, 1993.
 13        Zenith's Annual Report to Stockholders for the year ended December 31, 1993, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form
           10-K.
 21        Subsidiaries of Zenith
 23        Consent of Coopers & Lybrand, dated March 29, 1994. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
 28        Property and Casualty Loss Statistics.
 99.1      Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1993 for the Zenith Investment Partnership 401(k) Plan.


- - ------------------------
*Management contract or compensatory plan or arrangement