Form 10-Q
period 1994-06-30
ZENITH NATIONAL INSURANCE CORP
filed 1994-08-10
CIK 109261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1994

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _____________ to ________________

Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.
     [Exact name of registrant as specified in its charter]

DELAWARE                                             95-2702776
     [State or other jurisdiction of              [I.R.S. Employer
     incorporation or organization]               identification No.]

21255 Califa Street, Woodland Hills, California         91367-5021
     [Address of principal executive offices            [Zip Code]

[818]  713-1000
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


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 29, 1994, 18,909,000 shares of common stock were outstanding, net of 5,069,000 shares of treasury stock.

                          PART I  FINANCIAL INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:

Dollars and Shares in Thousands
ASSETS                                                                                JUNE 30,1994  DEC. 31, 1993
Investments
  Fixed maturities:
   At amortized cost (market $395,020 & $438,705)                                     $    394,042  $    401,337
   At fair value (cost $842,773 & $687,075)                                                807,847       705,682
  Floating rate preferred stocks, at fair value (cost $22,780 & $30,582)                    23,226        31,495
  Convertible and non redeemable preferred stocks, at fair value
     (cost $8,463 & $11,545)                                                                 7,916        11,246
  Common stocks, at fair value (cost $24,069 & $14,485)                                     23,908        15,575
  Mortgage loans on real estate                                                              1,457         4,515
  Policy loans                                                                              40,581        39,609
  Short-term investments (at cost, which approximates fair value)                          139,422       276,841
  Other investments                                                                         21,772        14,097
                                                                                      ------------  ------------
       TOTAL INVESTMENTS                                                                 1,460,171     1,500,397
Cash                                                                                        12,030         8,560
Accrued investment income                                                                   21,340        21,635
Premiums receivable                                                                         72,740        59,188
Premium notes receivable, collateralized by letters of credit                                  721         1,647
Receivable from reinsurers and prepaid reinsurance premiums                                 55,692        57,426
Earned but unbilled premiums receivable                                                      3,870         4,586
Deferred policy acquisition costs                                                          110,517       108,416
Federal Income taxes                                                                         5,156
Properties and equipment, less accumulated depreciation                                     49,069        47,042
Excess of cost over net assets acquired and purchased intangibles and other assets          24,549        25,225
Other assets                                                                                25,815        23,668
                                                                                      ------------  ------------
       TOTAL ASSETS                                                                   $  1,841,670  $  1,857,790
                                                                                      ------------  ------------
                                                                                      ------------  ------------
LIABILITIES
Policy liabilities and accruals
  Unpaid losses and loss expenses                                                     $    505,457  $    513,270
  Future policy benefits for life insurance contracts                                      156,960       154,501
  Deposits on deferred annuity contracts                                                   563,003       545,956
  Policy and contract claims                                                                 5,114         5,934
  Unearned premiums                                                                        127,523       111,896
Policyholders' dividends accrued and accumulated                                            34,368        30,378
Other policyholder funds                                                                    16,215        16,857
Reserves on loss portfolio transfers                                                        10,307        11,119
Senior notes payable, less unamortized issue costs of $950 & $1,011                         74,050        73,989
Federal income tax                                                                                        14,255
Other liabilities                                                                           32,195        30,170
                                                                                      ------------  ------------
       TOTAL LIABILITIES                                                                 1,525,192     1,508,325
                                                                                      ------------  ------------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1994 and 1993
Common stock, $1 par - shares authorized 50,000; issued 23,977,
  outstanding 18,908, 1994; issued 23,910, outstanding 18,841,1993                          23,977        23,910
Additional paid-in capital                                                                 250,318       249,092
Retained earnings                                                                          157,708       148,043
Net unrealized appreciation (depreciation) on investments, net of $3,900 of
  deferred tax benefit in 1994 and $7,093 deferred tax expense in 1993                     (30,769)       13,176
                                                                                      ------------  ------------
                                                                                           401,234       434,221
Less treasury stock at cost (5,069 shares, 1994 and 1993)                                  (84,756)      (84,756)
                                                                                      ------------  ------------
       TOTAL STOCKHOLDERS' EQUITY                                                          316,478       349,465
                                                                                      ------------  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  1,841,670  $  1,857,790
                                                                                      ------------  ------------
                                                                                      ------------  ------------

The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,

Dollars in Thousands, except per share data                    1994          1993         1994         1993
CONSOLIDATED REVENUES:
Property and casualty premium income                      $   100,601  $   104,552  $   198,472  $   201,798
Health and life premium income and other policy charges        15,305       15,640       30,727       32,329
Net investment income                                          24,455       23,683       47,598       48,007
Realized gains on investments                                     431        5,659        2,247       10,656
Real estate sales                                               8,773                     8,773
Income from legal settlement                                    1,760                     1,760
                                                          -----------  -----------  -----------  -----------
     Total revenues                                           151,325      149,534      289,577      292,790
EXPENSES:
Property and casualty losses and loss expenses incurred        66,657       69,453      126,113      136,636
Health and life benefits and other policy credits              20,369       20,741       40,019       43,037
Policy acquisition costs                                       22,569       20,220       42,061       38,716
Other underwriting and operating expenses                      19,762       13,051       36,612       26,743
Policyholders' dividends and participation                      4,121        4,912       12,969        8,726
Interest expense                                                1,480        1,696        3,052        3,470
                                                          -----------  -----------  -----------  -----------
     Total expenses                                           134,958      130,073      260,826      257,328
Income from operations before federal income tax,              16,367       19,461       28,751       35,462
Federal income tax                                              5,467        4,361        9,651        7,762
                                                          -----------  -----------  -----------  -----------
NET INCOME                                                $    10,900  $    15,100  $    19,100  $    27,700
                                                          -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------
EARNINGS PER SHARE:
Net income per share                                      $      0.57  $      0.78  $      1.00  $      1.44
                                                          -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------


The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                            FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
Dollars in thousands                                                                         1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Premiums collected                                                                   $    236,652     $    241,557
  Investment income received                                                                 47,817           48,080
  Deposits on universal life-type contracts                                                   6,653           10,152
  Proceeds from sales of real estate                                                          8,773
  Recovery from legal settlement                                                              5,886
  Losses & loss adjustment expenses paid                                                   (132,595)        (136,929)
  Health claims paid                                                                        (15,659)         (16,598)
  Death and surrender benefits paid                                                          (6,719)          (6,103)
  Underwriting & other operating expenses paid                                              (75,169)         (71,784)
  Real estate construction costs paid                                                        (4,536)
  Reinsurance premiums paid                                                                 (11,951)          (9,443)
  Dividends paid to policyholders                                                           (10,094)          (6,214)
  Special policyholders' dividend - Proposition 103 rollback refund                                          (18,391)
  Interest paid                                                                              (3,448)          (3,487)
  Interest on deferred annuity contracts                                                    (16,021)         (17,299)
  Income taxes (paid) refunded                                                              (17,600)             209
  Purchase of trading portfolio investments                                                  (5,741)
  Proceeds from sales of trading portfolio investments                                      112,206
                                                                                       ------------     ------------
    Net cash flows from operating activities                                                118,454           13,750

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Debt securities Held-to-Maturity                                                        (15,286)
    Debt and equity securities Available-for-Sale                                           (553,029)
    Other debt and equity securities and other investments                                   (8,431)        (396,245)
  Proceeds from maturities and exchanges of investments:
    Debt securities Held-to-Maturity                                                         22,440
    Debt and equity securities Available-for-Sale                                            65,500
    Other debt and equity securities and other investments                                    3,371          109,319
  Proceeds from sales of investments:
    Debt and equity securities Available-for-Sale                                            226,972
    Other debt and equity securities and other investments                                    1,229          231,862
  Capital and other expenditures                                                             (4,178)          (2,216)
  Losses and loss adjustment expenses paid under portfolio transfers                           (812)          (1,231)
  Net decrease in short-term investments                                                    138,482           20,746
                                                                                       ------------     ------------
    Net cash flows from investing activities                                               (123,742)         (37,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid to common stockholders                                                 (9,427)          (9,473)
  Proceeds from exercise of stock options                                                     1,196            5,578
  Deposits on deferred annuity contracts                                                     22,046           32,733
  Acquisition costs of deferred annuity contracts, deferred                                  (2,088)          (3,507)
  Annuitization & return of policyholders' balances on deferred annuity contracts           (18,990)         (11,378)
  Interest on deferred annuity contracts                                                     16,021           17,299
  Purchase of treasury shares                                                                                 (1,462)
                                                                                       ------------     ------------
    Net cash flows from financing activities                                                  8,758           29,790
                                                                                       ------------     ------------
  Net increase in cash                                                                        3,470            5,775
  Cash at beginning of period                                                                 8,560            1,856
                                                                                       ------------     ------------
  Cash at June 30,                                                                     $     12,030     $      7,631
                                                                                       ------------     ------------
                                                                                       ------------     ------------
       (continued)




                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (continued)



                                                                           FOR THE SIX  MONTHS
                                                                              ENDED JUNE 30,
                                                                            1994            1993
                                                                           (Dollars in Thousands)

  RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                              $   19,100      $   27,700

  Adjustments to reconcile net income to net cash
    flows from operating activities:
  Depreciation                                                               2,156           2,442
  Amortization of intangibles and discount on notes                            737             712
  Net (accretion) amortization of bonds and preferred stocks                  (212)            851
  Realized gains on investments                                             (2,247)        (10,656)
  Decrease (increase) in:
    Accrued investment income                                                  295            (942)
    Premiums receivable                                                    (11,910)         (9,619)
    Receivable from reinsurers                                               1,734           2,115
    Deferred policy acquisition costs                                          (13)         (6,609)
    Federal income taxes                                                    (8,280)          7,971
  Increase (decrease) in:
    Unpaid losses and loss expenses                                         (7,813)           (689)
    Future policy benefits for life insurance contracts                      2,459           7,866
    Policy and contract claims                                                (820)           (414)
    Unearned premiums                                                       15,627          11,078
    Policyholders' dividends accrued and accumulated                         3,990           2,578
    Special policyholders' dividend - Proposition 103 rollback refund                      (18,111)
    Other policyholder funds                                                  (642)            410
    Net cash from trading portfolio                                        106,465
    Other                                                                   (2,172)         (2,933)
                                                                        ----------      ----------
      Net cash flows from operating activities                          $  118,454      $   13,750
                                                                        ----------      ----------
                                                                        ----------      ----------


The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Computation of Earnings per Share:
Dollars and Shares in Thousands, Except
per Share Data


                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                      1994         1993         1994         1993

(A)  Net income                                   $   10,900   $   15,100   $   19,100   $   27,700
                                                  ----------   ----------   ----------   ----------
                                                  ----------   ----------   ----------   ----------
(B)  Number of shares used in calculating
       primary earnings per share:

     Weighted average outstanding shares
       during the period                              18,886       19,057       18,870       18,994
     Additional common shares issuable under
       employee stock options using the
       treasury stock method (1)                         180          301          181          298
                                                  ----------   ----------   ----------   ----------
                                                      19,066       19,358       19,051       19,292
                                                  ----------   ----------   ----------   ----------
                                                  ----------   ----------   ----------   ----------
Net income per share (A)/(B)                      $     0.57   $     0.78   $     1.00   $     1.44
                                                  ----------   ----------   ----------   ----------
                                                  ----------   ----------   ----------   ----------

(C)  Number of fully diluted shares:

     Weighted average outstanding shares
       during the period                              18,886       19,057       18,870       18,994
     Additional common shares issuable under
       employee stock options using the
       treasury stock method (2)                         191          301          186          341
                                                  ----------   ----------   ----------   ----------
                                                      19,077       19,358       19,056       19,335
                                                  ----------   ----------   ----------   ----------
                                                  ----------   ----------   ----------   ----------
Net income per share (A)/(C)                      $     0.57   $     0.78   $     1.00   $     1.43
                                                  ----------   ----------   ----------   ----------
                                                  ----------   ----------   ----------   ----------


(1)  Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.


Note 2.  Proposed Sale of CalFarm Life

In June 1994, Zenith determined not to pursue the previously announced proposed sale of CalFarm Life and terminated all negotiations with respect to such sale.

Note 3.  Federal Income Taxes

An allowance of approximately $8.2 million was established at June 30, 1994 for the deferred tax asset associated with unrealized losses on investments.

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

On May 25, 1994, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable August 12, 1994 to stockholders of record at the close of business on July 29, 1994.

ITEM 2:

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations of Zenith's business segments were as follows:



- - -----------------------------------------------------------------------------     ----------------------------------------
Dollars in Thousands,                      Three Months Ended June 30,                    Six Months Ended June 30,
except per share data                   1994       Per      1993       Per           1994       Per      1993       Per
                                                  Share               Share                    Share               Share
- - -----------------------------------------------------------------------------     ----------------------------------------
Income (loss) after tax and before
   realized gains:
     Property and Casualty              $8,460              $8,711                   $15,225             $16,248
     Health and Life                     2,174               2,159                     4,144               4,060
     Parent                                (15)             (1,429)                   (1,730)             (3,264)
                                        -------------------------------------     ----------------------------------------
Total                                   10,619    $0.56      9,441    $0.49           17,639   $0.92      17,044   $0.89

Realized gains (losses) on
  investments after tax:
     Property and Casualty                 180               2,452                     1,340               3,960
     Health and Life                        95               3,376                       114               6,355
     Parent                                  6                (169)                        7                 341
                                     ----------------------------------------     ----------------------------------------
Total                                      281     0.01      5,659     0.29            1,461    0.08      10,656    0.55

Net Income (loss)
     Property and Casualty               8,640              11,163                    16,565              20,208
     Health and Life                     2,269               5,535                     4,258              10,415
     Parent                                 (9)             (1,598)                   (1,723)             (2,923)
                                     --------------------------------------       ----------------------------------------
Total                                  $10,900    $0.57    $15,100    $0.78          $19,100   $1.00     $27,700   $1.44
                                     ---------------------------------------      ----------------------------------------
                                     ---------------------------------------      ----------------------------------------


Results of the Property and Casualty operation reflect losses incurred from the Northridge earthquake of $1.5 million, or $.08 per share, and $7.4 million, or $.39 per share, for the quarter and six months ended June 30, 1994, respectively. In addition, the results of the Property and Casualty operation for the six months ended June 30, 1994, compared to the corresponding period in 1993, reflect a decline in after-tax investment income (excluding Parent) of $1.2 million. See pages 10 and 11 for a discussion of investment income and yields. Results of the Parent for the quarter and six months

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ended June 30, 1994 reflect $1.1 million, or $.06 per share, of income from litigation which was settled in 1993. Following is a discussion of the comparative results of Zenith's business segments:


PROPERTY AND CASUALTY OPERATIONS:

Premiums earned, underwriting results and combined ratios for the three months and six months ended June 30, 1994 and 1993 were as follows:



- - ------------------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended June 30,                        Six Months Ended June 30,
                                                                          %                                                  %
Dollars in Thousands                    1994           1993            Increase           1994           1993            Increase
                                                                      (Decrease)                                        (Decrease)
- - ------------------------------------------------------------------------------------------------------------------------------------
Premiums earned
  Workers' Compensation                  $54,554        $65,401       (17%)               $107,522       $123,376            (13%)
  Automobile and Other
     Property & Casualty                  37,567         33,723        11%                  74,092         76,132             10%
  Reinsurance                              8,480          5,428        56%                  16,858         11,290             49%
                                        ---------      ---------                          ------------------------
Total                                   $100,601       $104,552        (4%)               $198,472       $201,798             (2%)
                                        ---------      ----------                         ------------------------
                                        ---------      ----------                         ------------------------

Underwriting Income (Loss)
Before Taxes
  Workers' Compensation                   $4,360         $3,047                             $9,579         $5,454
  Automobile and Other
     Property & Casualty                  (3,190)        (1,102)                            (5,288)        (3,847)
  Reinsurance                              2,070          1,485                                513          2,852
                                     -----------------------------                         ------------------------
Total                                     $3,240         $3,430                             $4,804         $4,459

Combined Ratios
 Workers' Compensation                     92.0%          95.3%                              91.1%          95.6%
 Automobile and Other
  Property & Casualty                     108.5%         103.3%                             107.1%         105.7%
 Reinsurance                               75.6%          72.6%                              97.0%          74.7%
Total                                      96.8%          96.7%                              97.6%          97.8%
- - ---------------------------------------------------------------------------------------------------------------------------


Workers' Compensation premiums decreased in the quarter and six months ended June 30, 1994 compared to the corresponding periods in 1993 principally because of decreases in minimum rates in July 1993 and January 1994 and a decrease in new and renewal surcharge business due to favorable industry trends, offset in part by increased new business, principally in the Los Angeles area and Texas. Workers' Compensation underwriting income increased in the quarter and six months ended June 30, 1994 compared to the corresponding periods in 1993 primarily because of favorable loss frequency and loss development trends, partially offset by $.8 million and $2.8 million for the quarter and six months, respectively, of expenses attributable to repairs to Zenith's home office building and operating costs relating to the Northridge earthquake in January 1994. The profitability of Zenith's Workers' Compensation operation for the quarter and six months ended June 30, 1994 is above average compared to Zenith's historical results and no prediction

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


can be made or should be implied as to the sustainability of these profit margins. Specifically, during the second quarter of 1994, claim frequency increased compared to prior periods. In addition, competition is intense for workers' compensation business and some of Zenith's competitors are paying very high levels of commissions to attract business. Finally, the California Insurance Commissioner has scheduled a hearing on August 31, 1994 to review minimum rates that will be applicable from September 15, 1994. Any reduction in minimum rates would have an adverse effect on Zenith's Workers' Compensation premium income in the future.

The increases in premiums earned in the Automobile and Other Property and Casualty and Reinsurance operations in the quarter and six months ended June 30, 1994 compared to the corresponding periods in 1993 were principally attributable to new business and to rate increases for Farmowners' and Homeowners' policies in the Automobile and Other Property and Casualty operation. Results of operations in the quarter and six months ended June 30, 1994 in the Automobile and Other Property and Casualty operation were adversely affected by $.5 million and $2.8 million, respectively, of losses attributable to claims arising out of the Northridge earthquake. In addition, results of operations in the Automobile and Other Property and Casualty operation declined as a result of net underwriting losses from the involuntary participation in the California Assigned Risk Plan of $.7 million and $1.2 million for the quarter and six months ended June 30, 1994, respectively, compared to underwriting gains of $.4 million and $.1 million for the quarter and six months ended June 30, 1993, respectively. Results of operations in the Reinsurance operation were reduced by $1.0 million and $5.8 million for the quarter and six months ended June 30, 1994, respectively, of losses attributable to claims arising out of the Northridge earthquake.

An uncertain political and regulatory environment, both state and federal, including proposals relating to National Health Insurance, a proposed California initiative to create a single payer health system and the 1993 workers' compensation legislation in California and other areas; the lack of economic growth in parts of California; a highly competitive insurance industry; and the changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse, are all factors that continue to impact the environment in which Zenith operates. Although management is currently unable to predict the effect of any of the foregoing, these trends and uncertainties could have a material effect on Zenith's future operations and financial condition.

HEALTH AND LIFE:

In June 1994, Zenith announced that it had determined not to pursue the previously announced proposed sale of CalFarm Life and has terminated all negotiations with respect to such sale.

Results of operations of the Health and Life segment were relatively unchanged for the quarter and six months ended June 30, 1994 compared to the corresponding periods in 1993. The amount of deposits received by CalFarm Life on deferred annuity contracts fluctuates and continues to be influenced by economic and tax uncertainties and by competition

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


in the market for such products. Reduced investment yields on CalFarm Life's investment portfolio (discussed below under "Investments") did not materially affect the profitability of its deferred annuities and interest sensitive life insurance contracts because of the company's ability to manage the "spread" between the interest earned and the interest credited to contract holders.

In June 1994 A.M. Best, an insurance rating service, changed the rating for CalFarm Life from A+ (Superior) to A (Excellent). Management believes that this rating change will not materially impact the operations of CalFarm Life. CalFarm Life continues to maintain a strong capital and surplus position, in relation to overall insurance risk which is higher than the requirements of the guidelines of the National Association of Insurance Commissioners ("NAIC").

INVESTMENTS:

During the first six months of 1994, interest rates, which reached historically low levels in the latter part of 1993, increased with a corresponding decline in the fair values of fixed maturity investments and some decline in the value of certain equity securities. At June 30, 1994, the unrealized loss on fixed maturities identified as available-for-sale was $34,296,000, before deferred taxes, compared to an unrealized gain of $18,755,000, before deferred taxes, at December 31,1993. This change caused a decrease in stockholders' equity of $42,629,000, after deferred taxes, between December 31, 1993 and June 30, 1994. Stockholders' equity will continue to be affected by future volatility, if any, in the bond markets.

Results of operations are significantly impacted by investment income, which was as follows:


- - -------------------------------------------------------------------------------------------------
Investment Income                    Three Months Ended June 30,        Six Months Ended June 30,
  Dollars in Thousands                  1994           1993                1994           1993
- - -------------------------------------------------------------------------------------------------
Property and Causalty Portfolio (incl. parent)
  Pre-tax                                $9,537         $9,505             $18,249        $19,511
  Post-tax                                6,447          6,595              12,336         13,560
Health and Life Portfolio
  Pre-tax                                14,918         14,178              29,349         26,496
  Post-tax                                9,697          9,357              19,077         18,807
Consolidated
  Pre-tax                                24,455         23,683              47,598         48,007
  Post-tax                              $16,144        $15,952             $31,413        $32,367
- - -------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The yields on invested assets were as follows:


- - -------------------------------------------------------------------------------------------------
Investment Yields                    Three Months Ended June 30,        Six Months Ended June 30,
                                        1994           1993                1994           1993
- - -------------------------------------------------------------------------------------------------
Property and Causalty Portfolio (incl. parent)
  Pre-tax                               5.2%           5.4%                5.0%           5.6%
  Post-tax                              3.5%           3.8%                3.3%           3.9%
Health and Life Portfolio
  Pre-tax                               7.7%           8.0%                7.6%           8.1%
  Post-tax                              5.0%           5.3%                5.0%           5.4%
- - -------------------------------------------------------------------------------------------------


The decrease in yields was attributable to generally lower interest rates at the beginning of 1994 compared to the beginning of 1993, the company's substantial position in short-term investments at the beginning of 1994, and lower yields on corporate bonds in the first six months of 1994 compared to the corresponding period in 1993 caused, in part, by the early redemption of certain issues in 1993.

Zenith maintains a diversified portfolio consisting of common stocks, preferred stocks, principally investment grade bonds and other investments. The goal is to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints.

The distribution of Zenith's consolidated investment portfolio is shown in the following table:

- - ------------------------------------------------------------------------------------------------------------------------------------
                                                  AT JUNE 30, 1994                             AT DECEMBER 31, 1993

Dollars in Thousands                    Carrying       % of Total     Market              Carrying       % of Total     Market
                                          Value                       Value                Value                        Value
- - ------------------------------------------------------------------------------------------------------------------------------------
Bonds:
  Investment grade
    U.S. Government securities            $513,523      35.2%         $511,294              $442,369      29.4%         $443,551
    Other                                  634,421      43.5%          637,628               613,680      40.9%          649,866
  Non-Investment grade                      25,921       1.8%           25,921                17,995       1.2%           17,995
Stocks:
  Redeemable preferred:
    Investment grade                        26,042       1.8%           26,042                30,589       2.0%           30,589
    Non-Investment grade                     1,982       0.1%            1,982                 2,386       0.2%            2,386
  Other preferred                           31,142       2.1%           31,142                42,741       2.9%           42,741
  Common                                    23,908       1.6%           23,908                15,575       1.0%           15,575
Short-term investments
  U.S. Government securities                32,700       2.2%           32,700               124,306       8.3%          124,306
  Other                                    106,722       7.3%          106,722               152,535      10.2%          152,535
Other Investments                           63,810       4.4%                                 58,221       3.9%
- - ------------------------------------------------------------------------------------------------------------------------------------
Total investments                       $1,460,171     100.0%                             $1,500,397     100.0%
- - ------------------------------------------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The carrying value of non-investment grade bonds and preferred stocks owned by Zenith's property and casualty subsidiaries was 5.2% and 6.2% of statutory surplus at June 30, 1994 and December 31, 1993, respectively. The carrying value of non-investment grade bonds owned by Zenith's life insurance subsidiary was 35.4% and 34.8% of statutory capital and surplus at June 30, 1994 and December 31, 1993, respectively. The carrying values of non-investment grade bonds and preferred stocks for these comparisons are based upon values and ratings used by the Securities Valuation Office of the NAIC. The NAIC may assign a non-investment grade rating to a security that is rated investment grade by one or more rating agency.

The change in the carrying value of Zenith's consolidated investment portfolio during 1994 was as follows:


Dollars in thousands
- - ------------------------------------------------------------------------------------------------------------------------
Carrying Value at December 31, 1993                                                                      $1,500,397
Purchases at cost                                                                                           582,487
Maturities and exchanges of investments                                                                     (91,311)
Proceeds from sales of investments:
     Avilable-for-sale                                                          (226,972)
     Trading portfolio                                                          (112,206)
     Held-to-Maturity                                                               None
     Other investments                                                            (1,229)
                                                                                --------

          Total proceeds from disposals of investments:                                                   (340,407)
Realized gains from maturities and exchanges of investments:
     Held-to-maturity                                                                 425
     Available-for-sale                                                               362
Realized gains from sales of investments:
     Available-for-sale                                                               827
     Trading portfolio                                                                122
     Other investments                                                                511
                                                                                 --------
          Total realized gains on investments                                                                 2,247
Unrealized losses on investments                                                                            (54,938)
Decrease in short-term investments                                                                         (138,484)
net accretion of bonds and preferred stocks and other changes                                                   180
- - ------------------------------------------------------------------------------------------------------------------------
Carrying Value at June 30, 1994                                                                          $1,460,171
- - ------------------------------------------------------------------------------------------------------------------------


REAL ESTATE:

In the second quarter of 1994, Zenith recognized revenues of $8,773,000 on closings of sales of homes by its wholly-owned real estate development subsidiary. Income before taxes for the quarter and six months ended June 30, 1994 was $749,000 and such income is included in the Parent business segment.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon, dividends from its insurance subsidiaries, whose operations are supported by their own cash flow, and available lines of credit ($50,000,000 at June 30, 1994) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders. In the opinion of management, Zenith's sources of liquidity are sufficient to fund its short-term and long-term requirements for liquidity.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           PART II  OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders' Meeting of Zenith was held on May 25, 1994. Two matters were presented to a vote of the Stockholders.

One matter was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, are as follows:



Director                 Votes For            Votes Withheld
- - --------                 ---------            --------------
George E. Bello          14,911,569           122,434
Max M. Kampelman         14,912,456           121,547
Jack M. Ostrow           14,912,456           121,547
William Steele Sessions  14,911,307           122,696
Harvey L. Silbert        14,912,456           121,547
Robert M. Steinberg      14,911,569           122,434
Saul P. Steinberg        14,912,456           121,547
Gerald Tsai, Jr.         14,912,456           121,547
Stanley R. Zax           14,911,560           122,443

With respect to the election of Directors, there were no votes cast against any Director, no abstentions and no broker non-votes.

The second matter was a vote to approve a performance-based bonus plan for Executive Officers of Zenith. The matter was approved by the Stockholders. The tabulation of votes is as follows:


For                Against   Abstain    Broker Non-Votes
- - ---                -------   -------    ----------------
12,087,700         402,609   103,468    2,440,226


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

[a]  Exhibits

[11]               Statement re: computation of per share earnings
                   Part I, Item 1, Note 1 of the consolidated financial statements is incorporated herein by reference


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







                                       ZENITH NATIONAL INSURANCE CORP.
                                                            Registrant




Date: August 10, 1994             /s/ Stanley R. Zax
                                  ---------------------------------------------
                                  Stanley R. Zax, Chairman of the Board
                                  & President (Principal Executive Officer)



Date: August 10, 1994              /s/ Fredricka Taubitz
                                  ---------------------------------------------
                                  Fredricka Taubitz, Executive Vice President
                                  & Chief Financial Officer (Principal
                                  Accounting Officer)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                  EXHIBIT INDEX





Exhibit No.    Description                                                  Page
- - -----------    -----------

 [11]          Statement re: computation of per share earnings              6
               incorporated herein by reference to Part I, Item 1,
               Note 1 of the consolidated financial statements