Form 10-Q
period 1994-09-30
ZENITH NATIONAL INSURANCE CORP
filed 1994-11-10
CIK 109261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q




 [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1994

 [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from _____________ to ________________

Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.
    [Exact name of registrant as specified in its charter]

DELAWARE                                                  95-2702776
    [State or other jurisdiction of                    [I.R.S. Employer]
    incorporation or organization]                    identification No.]

21255 Califa Street, Woodland Hill, California            91367-5021
    [Address of principal executive offices]              [Zip Code]

[818]  713-1000
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


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   At October 31, 1994,
18,956,000 shares of common stock were outstanding, net of 5,069,000 shares of treasury stock.

                        PART I     FINANCIAL INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:



Dollars and Shares in Thousands
ASSETS                                             SEPT. 30,1994   DEC. 31,1993
Investments
 Fixed maturities:
  At amortized cost (market $408,287 & $438,705)   $   413,904     $   401,337
  At fair value (cost $873,268 & $687,075)             832,356         705,682
 Floating rate preferred stocks, at fair value
  (cost $18,581 & $30,582)                              18,264          31,495
 Convertible and non redeemable preferred stocks,
  at fair value (cost $8,139 & $11,545)                  7,890          11,246
 Common stocks, at fair value (cost $24,818 &
  $14,485)                                              25,454          15,575
 Mortgage loans on real estate                           1,320           4,515
 Policy loans                                           41,314          39,609
 Short-term investments (at cost, which
  approximates fair value)                             101,550         276,841
 Other investments                                      22,048          14,097
                                                   -----------     -----------
     TOTAL INVESTMENTS                               1,464,100       1,500,397
Cash                                                    10,513           8,560
Accrued investment income                               22,003          21,635
Premiums receivable                                     79,213          65,421
Receivable from reinsurers and prepaid
  reinsurance premiums                                  56,161          57,426
Deferred policy acquisition costs                      109,750         108,416
Federal Income taxes                                     6,308
Properties and equipment, less accumulated
 depreciation                                           48,682          47,042
Excess of cost over net assets acquired and
 purchased intangibles and other asset                  24,302          25,225
Land and real estate construction in progress           18,406           7,215
Other assets                                            12,977          16,453
                                                   -----------     -----------
TOTAL ASSETS                                       $ 1,852,415     $ 1,857,790
                                                   -----------     -----------
                                                   -----------     -----------

LIABILITIES
Policy liabilities and accruals
 Unpaid losses and loss expenses                   $   506,333     $   513,270
 Future policy benefits for life
  insurance contracts                                  158,689         154,501
 Deposits on deferred annuity contracts                568,282         545,956
 Policy and contract claims                              4,725           5,934
 Unearned premiums                                     128,498         111,896
Policyholders' dividends accrued
  and accumulated                                       33,269          30,378
Other policyholder funds                                15,891          16,857
Reserves on loss portfolio transfers                     9,767          11,119
Senior notes payable, less unamortized
  issue costs of $920 & $1,011                          74,080          73,989
Federal income tax                                                      14,255
Other liabilities                                       35,848          30,170
                                                   -----------     -----------
      TOTAL LIABILITIES                              1,535,382       1,508,325
                                                   -----------     -----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares
  authorized 1,000; issued and outstanding,
  none in 1994 and 1993
Common stock, $1 par - shares authorized
  50,000; issued 24,024, outstanding 18,955,
  1994; issued 23,910, outstanding 18,841,1993          24,024          23,910
Additional paid-in capital                             251,194         249,092
Retained earnings                                      163,066         148,043
Net unrealized appreciation (depreciation)
  on investments, net of $3,650 of
  deferred tax benefit in 1994 and $7,093
  deferred tax expense in 1993                         (36,495)         13,176
                                                   -----------     -----------
                                                       401,789         434,221
Less treasury stock at cost (5,069
shares, 1994 and 1993)                                 (84,756)        (84,756)
                                                   -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                       317,033         349,465
                                                   -----------     -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                       $ 1,852,415     $ 1,857,790
                                                   -----------     -----------
                                                   -----------     -----------

The accompanying notes are an integral part of this statement.

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)





                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,              SEPTEMBER 30,

Dollars in thousands, except per share data                             1994          1993         1994        1993


CONSOLIDATED REVENUES:
Property and casualty premium income                                 $  106,519  $  103,574   $  304,991  $  305,372
Health and life premium income and other policy charges                  15,000      16,418       45,727      48,747
Net investment income                                                    25,178      22,872       72,776      70,879
Realized gains (losses) on investments                                     (628)      3,841        1,619      14,497
Real estate sales                                                         7,079                   15,852
Income from legal settlement                                                 71       2,441        1,831       2,441
                                                                     -----------  ----------   ----------   ---------
      TOTAL REVENUES                                                    153,219     149,146      442,796     441,936

EXPENSES:
Property and casualty losses and loss expenses incurred                  71,733      72,073      197,846     208,709
Health and life benefits and other policy credits                        19,861      21,206       59,880      64,243
Policy acquisition costs                                                 20,786      18,353       62,847      57,069
Other underwriting and operating expenses                                14,328      12,755       42,916      39,498
Policyholders' dividends and participation                                3,211       3,476       16,180      12,202
Real estate construction costs                                            6,421                   14,445
Interest expense                                                          1,461       1,601        4,513       5,071
                                                                     -----------  ----------   ----------   ---------
      TOTAL EXPENSES                                                    137,801     129,464      398,627     386,792

Income from operations before federal income tax                         15,418      19,682       44,169      55,144
Federal income tax                                                        5,318       6,182       14,969      13,944
                                                                     -----------  ----------   ----------   ---------
NET INCOME                                                           $   10,100   $  13,500    $  29,200    $ 41,200
                                                                     -----------  ----------   ----------   ---------
                                                                     -----------  ----------   ----------   ---------
EARNINGS PER SHARE:
Net income per share                                                 $     0.53   $    0.70    $    1.53    $   2.13
                                                                     -----------  ----------   ----------   ---------
                                                                     -----------  ----------   ----------   ---------


The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                             FOR THE NINE MONTHS
Dollars in thousands                                         ENDED SEPTEMBER 30,
                                                             1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Premiums collected                                       $ 359,760   $ 373,590
 Investment income received                                  72,720      71,343
 Deposits on universal life-type contracts                    9,553      16,821
 Proceeds from sales of real estate                          15,852
 Recovery from legal settlement                               5,957
 Losses & loss adjustment expenses paid                    (204,299)   (203,179)
 Health claims paid                                         (22,550)    (24,154)
 Death and surrender benefits paid                           (9,888)     (9,400)
 Underwriting & other operating expenses paid               (98,788)   (104,077)
 Real estate construction costs paid                        (23,505)     (6,152)
 Reinsurance premiums paid                                  (18,066)    (16,431)
 Dividends paid to policyholders                            (13,589)    (10,301)
 Special policyholders' dividend - Proposition 103
  rollback refund                                                       (18,398)
 Interest paid                                               (3,858)     (3,509)
 Interest on deferred annuity contracts                     (23,991)    (25,499)
 Income taxes (paid) refunded                               (24,516)     (2,278)
 Purchase of trading portfolio investments                   (5,741)
 Proceeds from sales of trading portfolio investments       112,206
                                                          ----------   ---------
   Net cash flows from operating activities                 127,257      38,376

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments:
   Debt securities Held-to-Maturity                         (40,039)
   Debt and equity securities Available-for-Sale           (597,077)
   Other debt and equity securities and other investments    (9,551)   (453,730)
 Proceeds from maturities and exchanges of investments:
   Debt securities Held-to-Maturity                          27,179
   Debt and equity securities Available-for-Sale             75,620
   Other debt and equity securities and other investments               155,759
 Proceeds from sales of investments:
   Debt and equity securities Available-for-Sale            233,154
   Other debt and equity securities and other investments     4,995     256,717
 Capital and other expenditures                              (5,010)     (3,447)
 Cash received from note receivable                                       2,300
 Losses and loss adjustment expenses paid under portfolio
  transfers                                                  (1,352)     (1,453)
 Net decrease(increase) in short-term investments           176,642     (26,462)
                                                          ----------   ---------
   Net cash flows from investing activities                (135,439)    (70,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid to common stockholders                 (14,154)    (14,243)
 Proceeds from exercise of stock options                      1,944       6,074
 Deposits on deferred annuity contracts                      32,315      44,767
 Acquisition costs of deferred annuity contracts,
  deferred                                                   (3,210)     (4,639)
 Annuitization & return of policyholders' balances on
  deferred annuity contracts                                (30,751)    (18,657)
 Interest on deferred annuity contracts                      23,991      25,499
 Purchase of treasury shares                                             (1,462)
                                                          ----------   ---------
   Net cash flows from financing activities                  10,135      37,339
                                                          ----------   ---------
 Net increase in cash                                         1,953       5,399
 Cash at beginning of period                                  8,560       1,856
                                                          ----------   ---------
 Cash at September 30,                                    $  10,513   $   7,255
                                                          ----------   ---------
                                                          ----------   ---------

        (continued)                   Page 4

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (continued)



                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,

Dollars in thousands                                         1994         1993


RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                              $  29,200    $   41,200

Adjustments to reconcile net income to net cash
    flows from operating activities:
  Depreciation                                              3,275         3,654
  Amortization of intangibles and discount on notes         1,014         1,033
  Net amortization of bonds and preferred stocks              110         1,445
  Realized gains on investments                            (1,619)      (14,497)
  Decrease (increase) in:
   Accrued investment income                                 (368)       (1,222)
   Premiums receivable                                    (13,792)       (6,033)
   Receivable from reinsurers                               1,265          (533)
   Deferred policy acquisition costs                        1,876       (11,762)
   Federal income taxes                                    (9,465)       11,666
   Real estate and construction in progress               (11,191)       (6,152)
   Receivable from legal settlement                         4,126        (6,741)
  Increase (decrease) in:
   Unpaid losses and loss expenses                         (6,937)        8,287
   Future policy benefits for life insurance contracts      4,188        13,080
   Policy and contract claims                              (1,209)       (2,563)
   Unearned premiums                                       16,602        16,371
   Policyholders' dividends accrued and accumulated         2,891         1,759
   Special policyholders' dividend - Proposition
    103 rollback refund                                                 (18,111)
   Other policyholder funds                                  (966)        2,375
   Net cash from trading portfolio                        106,465
   Assessments payable                                                    3,022
   Other                                                    1,792         2,098
                                                         ---------     ---------
  Net cash flows from operating activities              $ 127,257    $   38,376
                                                         ---------     ---------
                                                         ---------     ---------



   The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Computation of earnings per share:
Dollars and shares in thousands, except
 per share data



                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                     1994         1993        1994        1993

(A) Net income                    $  10,100    $  13,500   $  29,200   $  41,200
                                   --------     --------     -------     -------
                                   --------     --------     -------     -------

(B) Number of shares used in
     calculating primary
     earnings per share:

    Weighted average outstanding
     shares during the period        18,935       19,079      18,892      19,022
    Additional common shares
     issuable under employee
     stock options using the
     treasury stock method (1)          236          340         199         312
                                   --------     --------     -------     -------
                                     19,171       19,419      19,091      19,334
                                   --------     --------     -------     -------
                                   --------     --------     -------     -------

Net income per share (A)/(B)      $    0.53    $    0.70    $   1.53   $    2.13
                                   --------     --------     -------     -------
                                   --------     --------     -------     -------
(C) Number of fully diluted
     shares:

    Weighted average outstanding
     shares during the period        18,935       19,079      18,892      19,023
    Additional common shares
     issuable under employee
     stock options using the
     treasury stock method (2)          236          364         203         348
                                   --------     --------     -------     -------
                                     19,171       19,443      19,095      19,371
                                   --------     --------     -------     -------
                                   --------     --------     -------     -------

Net income per share (A)/(C)      $    0.53    $    0.69    $   1.53    $   2.13
                                   --------     --------     -------     -------
                                   --------     --------     -------     -------

(1) Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.


Note 2.  Federal Income Taxes

An allowance of approximately $10.4 million was established at September 30, 1994 for the deferred tax asset associated with unrealized losses on investments.

Note 3.  Interest


Interest incurred was as follows:   THREE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
Dollars in thousands:                1994         1993        1994        1993

Interest capitalized for
  real estate operations           $    328   $    123     $    805    $    207
Interest not related to
  real estate operations              1,461      1,601        4,513       5,071
                                    -------    -------       ------     -------
Total interest incurred            $  1,789   $  1,724     $  5,318    $  5,278
                                    -------    -------       ------     -------
                                    -------    -------       ------     -------

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


On September 7, 1994, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable November 14, 1994 to stockholders of record at the close of business on October 31, 1994.

ITEM 2:


              Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations

Results of operations of Zenith's business segments were as follows:

- - -----------------------------------------------------------------   ---------------------------------
Dollars in Thousands,           Three Months Ended September 30,    Nine Months Ended September 30,
except per share data           1994       Per     1993     Per     1994       Per    1993      Per
                                           Share            Share              Share            Share
- - -----------------------------------------------------------------   ---------------------------------
Income (loss) after tax and
  before realized gains:
   Property and Casualty        $9,059             $9,031           $24,284           $25,279
   Health and Life               2,238             (1,605)            6,382             2,455
   Parent                         (788)             3,105            (2,518)             (159)
                               ---------------------------------    ---------------------------------
Total                           10,509    $0.55    10,531  $0.54     28,148   $1.47    27,575  $1.42

   Realized gains (losses)
     on investments after
     tax:
   Property and Casualty          (409)             1,264               931             5,224
   Health and Life                                  1,460               114             7,815
   Parent                                             245                 7               586
                               ---------------------------------    ---------------------------------
Total                             (409)  ($0.02)    2,969   0.16      1,052     0.06   13,625   0.71


Net income (loss)
   Property and Casualty         8,650             10,295            25,215            30,503
   Health and Life               2,238               (145)            6,496            10,270
   Parent                         (788)             3,350            (2,511)              427
                               ---------------------------------    ---------------------------------
Total                          $10,100    $0.53   $13,500  $0.70    $29,200     $1.53 $41,200   $2.13
                               ---------------------------------    ---------------------------------
                               ---------------------------------    ---------------------------------


Parent company results include income from legal settlement of $1,190,000, after taxes, in the nine months ended September 30, 1994 compared to $4,381,000 in the quarter and nine months ended September 30, 1993.

Following is a discussion of the comparative results of Zenith's business segments:

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I  FINANCIAL INFORMATION

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations (continued)

PROPERTY AND CASUALTY OPERATIONS:


Premiums earned, underwriting results and combined ratios for the three months and nine months ended September 30, 1994 and 1993 were as follows:



- - -----------------------------------------------------------------------------------------------------
                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                             %                                  %
Dollars in Thousands            1994         1993        Increase   1994        1993        Increase
                                                        (Decrease)                         (Decrease)
- - -----------------------------------------------------------------------------------------------------

Premiums earned
  Workers' Compensation          $58,907      $63,043       (7%)      $166,429   $186,419      (11%)
  Automobile and Other
    Property & Casualty           37,753       34,825        8%        111,845    101,957       10%
  Reinsurance                      9,859        5,706       73%         26,717     16,996       57%
                                ---------    ---------                ---------  ---------
Total                           $106,519     $103,574        3%       $304,991   $305,372
                                ---------    ---------                ---------  ---------
                                ---------    ---------                ---------  ---------
Underwriting Income (Loss)
Before Taxes
  Workers' Compensation           $4,193       $2,729                  $13,772     $8,183
  Automobile and Other
    Property & Casualty             (329)        (547)                  (5,617)    (4,394)
  Reinsurance                        168        1,263                      681      4,115
                                ---------    ---------                ---------  ---------
Total                             $4,032       $3,445                   $8,836     $7,904


Combined Ratios
  Workers' Compensation             92.9%        95.7%                    91.7%      95.6%
  Automobile and Other
    Property & Casualty            100.9%       101.6%                   105.0%      104.3%
  Reinsurance                       98.3%        77.9%                    97.5%       75.8%
Total                               96.2%        96.7%                    97.1%       97.4%
- - -----------------------------------------------------------------------------------------------------




Workers' Compensation premiums decreased in the quarter and nine months ended September 30, 1994 compared to the corresponding periods in 1993 principally because of decreases in California minimum rates in July 1993 and January 1994 and a decrease in new and renewal surcharge business due to favorable industry trends, offset in part by increased new business, principally in the Los Angeles area and Texas. Workers' Compensation underwriting income increased in the quarter and nine months ended September 30, 1994 compared to the corresponding periods in 1993 primarily because of favorable loss frequency and loss development trends, partially offset for the nine months by $2.8 million of expenses attributable to repairs to Zenith's home office building and operating costs relating to the Northridge earthquake in January 1994. In September, 1994 the California Insurance Commissioner approved a 16.0% decrease in the minimum rates for California workers' compensation insurance. The change is applicable to both the unexpired portion of policies which were in force on or after January 1, 1994 and to new and renewal policies written on or after October 1, 1994.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I  FINANCIAL INFORMATION

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations (continued)

Management believes that this change in minimum rates will cause a decrease in Zenith's workers' compensation premium revenues in the fourth quarter of 1994 which will likely cause the company to report a net underwriting loss in its Workers' Compensation operation for the fourth quarter of 1994. In 1995, certain elements of the 1993 California workers' compensation reform legislation become effective and, among other things, Zenith will charge its own, actuarially determined, rates on new and renewal policies effective January 1, 1995. These rates have been determined with adequate margins to earn the company underwriting income consistent with what has been achieved historically and management believes that such rates, as they become effective and replace the existing statutory rates during 1995, should return its Workers' Compensation operation to profitability.

The increases in premiums earned in the Automobile and Other Property and Casualty and Reinsurance operations in the quarter and nine months ended September 30, 1994 compared to the corresponding periods in 1993 were principally attributable to new business and to rate increases for Farmowners' and Homeowners' policies in the Automobile and Other Property and Casualty operation. Results of operations in the nine months ended September 30, 1994 in the Automobile and Other Property and Casualty operation were adversely affected by $ 2.9 million of losses attributable to claims arising out of the Northridge earthquake. Results of operations in the Reinsurance operation were reduced by $3.5 million and $9.3 million for the quarter and nine months ended September 30, 1994, respectively, of losses attributable to claims arising out of the Northridge earthquake.

An uncertain political and regulatory environment, both state and federal, including proposals relating to National Health Insurance and the 1993 workers' compensation legislation in California and other areas; the lack of economic growth in parts of California; a highly competitive insurance industry; and the changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse, are all factors that continue to impact the environment in which Zenith operates. Although management is currently unable to predict the effect of any of the foregoing, these trends and uncertainties could have a material effect on Zenith's future operations and financial condition.

HEALTH AND LIFE:


Results of operations of the Health and Life segment were relatively unchanged for the quarter and nine months ended September 30, 1994 compared to the corresponding periods in 1993 prior to the adverse effect of the special California Life Insurance Guarantee Association assessment of approximately $2,800,000, after taxes, that impacted the third quarter and nine months of 1993. The amount of deposits received by CalFarm Life on deferred annuity contracts fluctuates and continues to be influenced by economic and tax uncertainties and by competition in the market for such products.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I  FINANCIAL INFORMATION

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations (continued)

INVESTMENTS:


During the first nine months of 1994, interest rates, which reached historically low levels in the latter part of 1993, increased with a corresponding decline in the fair values of fixed maturity investments. At September 30, 1994, the unrealized loss on fixed maturities identified as available-for-sale was $40,249,000, before deferred taxes, compared to an unrealized gain of $18,755,000, before deferred taxes, at December 31,1993. This change caused a decrease in stockholders' equity of $48,754,000, after deferred taxes, between December 31, 1993 and September 30, 1994. Stockholders' equity will continue to be affected by future volatility, if any, in the bond markets.

Results of operations are significantly impacted by investment income, which was as follows:


- - ---------------------------------------------------------------------------------------
Investment Income             Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
Dollars in Thousands               1994           1993           1994         1993
- - ---------------------------------------------------------------------------------------
Property and Casualty Portfolio (incl. parent)
  Pre-tax                          $9,947         $9,207          $28,196     $28,718
  Post-tax                          6,696          6,140           19,032      19,700
Health and Life Portfolio
  Pre-tax                          15,231         13,665           44,580      42,161
  Post-tax                          9,900          8,598           28,977      27,405
Consolidated
  Pre-tax                          25,178         22,872           72,776      70,879
  Post-tax                        $16,596        $14,738          $48,009     $47,105
- - ---------------------------------------------------------------------------------------

    The yields on invested assets were as follows:


- - ---------------------------------------------------------------------------------------
Investment Yields            Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                      1994           1993           1994         1993
- - ---------------------------------------------------------------------------------------
Property and Casualty Portfolio (incl. parent)
  Pre-tax                              5.4%          5.2%            5.1%         5.4%
  Post-tax                             3.6%          3.4%            3.4%         3.7%
Health and Life Portfolio
  Pre-tax                              7.7%          7.5%            7.7%         7.9%
  Post-tax                             5.0%          4.7%            5.0%         5.2%
- - ---------------------------------------------------------------------------------------


Yields were higher in the third quarter of 1994 compared to the corresponding period in 1993, reflecting the general upward trend in interest rates during 1994.

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


The distribution of Zenith's consolidated investment portfolio is shown in the following table:


- - -----------------------------------------------------------------------------------------------------------------
                                        AT SEPTEMBER 30, 1994          AT DECEMBER 31,

Dollars in Thousands                  Carrying                    Fair      Carrying                      Fair
                                        Value     % of Total     Value        Value       % of Total      Value
- - ------------------------------------------------------------------------------------------------------------------
Bonds:
  Investment grade
    U.S. Government securities        $534,734      36.5%       $532,977      $442,369      29.4%         $443,551
    Other                              655,617      44.8%        652,680       613,680      40.9%          649,866
  Non-investment grade                  28,410       1.9%         27,487        17,995       1.2%           17,995
Stocks:
  Redeemable preferred:
    Investment grade                    25,566       1.7%         25,566        30,589        2.0%          30,589
    Non-investment grade                 1,933       0.1%          1,933         2,386        0.2%           2,386
  Other preferred                       26,154       1.8%         26,154        42,741        2.9%          42,741
  Common                                25,454       1.7%         25,454        15,575        1.0%          15,575
Short-term investments
  U.S. Government securities             4,072       0.3%          4,072       124,306        8.3%         124,306
  Other                                 97,478       6.7%         97,478       152,535       10.2%         152,535
Other investments                       64,682       4.4%                       58,221        3.9%
- - --------------------------------------------------------------------------------------------------------------------
Total investments                   $1,464,100      100.0%                $1,500,397        100.0%
- - --------------------------------------------------------------------------------------------------------------------

The carrying value of non-investment grade bonds and preferred stocks owned by Zenith's property and casualty subsidiaries was 4.9% and 6.2% of statutory surplus at September 30, 1994 and December 31, 1993, respectively. The carrying value of non-investment grade bonds owned by Zenith's life insurance subsidiary was 38.2% and 34.8% of statutory capital and surplus at September 30, 1994 and December 31, 1993, respectively. The carrying values of non-investment grade bonds and preferred stocks for these comparisons are based upon values and ratings used by the Securities Valuation Office of the NAIC. The NAIC may assign a non-investment grade rating to a security that is rated investment grade by one or more rating agency.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I  FINANCIAL INFORMATION

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations (continued)


The change in the carrying value of Zenith's consolidated investment portfolio during 1994 was as follows:


Dollars in thousands
- - -------------------------------------------------------------------------------
Carrying Value at December 31,1993                                  $1,500,397
Purchases at cost                                                      652,408
Maturities and exchanges of investments                               (102,799)
Proceeds from sales of investments:
  Available-for-sale                                    (233,154)
  Trading portfolio                                     (112,206)
  Held-to-maturity                                        None
  Other investments                                       (4,995)
                                                         --------
Total proceeds from disposals of investments                         (350,355)
Realized gains from maturities and exchanges of
  investments:
  Held-to-maturity                                           425
  Available-for-sale                                         478
Realized gains from sales of investments:
  Available-for-sale                                         834
  Trading portfolio                                          121
  Other investments                                          475
Realized losses from write-downs of investments             (714)
                                                         --------
  Total realized gains on investments                                    1,619
Unrealized losses on investments                                       (60,414)
Decrease in short-term investments                                    (176,642)
Net amortization of bonds and preferred stocks
and other changes                                                         (114)
- - -------------------------------------------------------------------------------
Carrying Value at September 30, 1994                                $1,464,100
- - -------------------------------------------------------------------------------

REAL ESTATE:


Income before taxes, associated with closings of real estate sales, was $658,000 and $1,407,000 for the quarter and nine months ended September 30, 1994, respectively and such income is included in the Parent business segment.

LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon, dividends from its insurance subsidiaries, whose operations are supported by their own cash flows, and available lines of credit ($50,000,000 at September 30, 1994) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

The NAIC is currently reviewing proposed guidelines for determining minimum statutory reserves for deferred annuity business. Such guidelines, if adopted, could have a material effect on the statutory surplus of CalFarm Life.

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

[27]                 Financial Data Schedule

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







                                       ZENITH NATIONAL INSURANCE CORP.
                                                            Registrant





Date: November 10, 1994           \Stanley R. Zax\
                                  -------------------------------------
                                  Stanley R. Zax, Chairman of the Board
                                  & President (Principal Executive Officer)




                                  \Fredricka Taubitz\
                                  -------------------------------------
Date: November 10, 1994           Fredricka Taubitz, Executive Vice President
                                  & Chief Financial Officer (Principal
                                  Accounting Officer)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                  EXHIBIT INDEX






Exhibit No    Description                                             Page

  [11]        Statement re: computation of per share earnings         6
              incorporated herein by reference to Part I, Item 1,
              Note 1 of the consolidated financial statements

  [27]        Financial Data Schedule