Form 10-K
period 1994-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1995-03-24
CIK 109261

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

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 23, 1995 was approximately $210,941,000 (based on the closing sale price of such stock on such date).

    At March 23, 1995, 18,860,869 shares of Common Stock were outstanding, net of 5,190,175 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1994 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 1995 Annual Meeting of Stockholders -- Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS
GENERAL

    Zenith National Insurance Corp. ("Zenith"), a Delaware corporation incorporated in 1971, is a holding company. Zenith is engaged through its directly and indirectly wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), CalFarm Insurance Company ("CalFarm Insurance"), ZNAT Insurance Company ("ZNAT Insurance"), Zenith Star Insurance Company ("Zenith Star") and CalFarm Life Insurance Company ("CalFarm Life"), in the business of writing workers' compensation insurance primarily in California and Texas; reinsurance; annuities; health and life insurance coverages; and auto, homeowners, farmowners and other coverages primarily in the rural areas of California. In 1993, Zenith commenced real estate operations, developing private residences for sale in Las Vegas, Nevada, through its wholly owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt").

    The 1994 edition of Best's Key Rating Guide ("Best's") gives Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star, collectively, ratings of A+ (superior). CalFarm Life is rated A (excellent) by Best's. Standard & Poor's Corporation ("S&P") has rated the claims-paying ability of Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star AA- (excellent) and the solvency of CalFarm Life BBBq (above average). Best's ratings and S&P's ratings of claims-paying ability and solvency are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

    At December 31, 1994, Zenith and its subsidiaries had approximately 1,500 employees.

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

DESCRIPTION OF BUSINESS SEGMENTS

    Zenith and its subsidiaries conduct business through a property and casualty segment, health and life segment and a parent or holding company segment as described in Note 15 -- "Segment Information" on pages 52 and 53 of the 1994 Annual Report to Stockholders, which note is hereby incorporated by reference.

    The earnings of Zenith's property and casualty operations and its health and life business are supplemented by the generation of investment income discussed under "Investments."

  PROPERTY AND CASUALTY -- WORKERS' COMPENSATION INSURANCE

    Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard workers' compensation policy issued by Zenith Insurance provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary with the nature and severity of the injury or disease and the wages, occupation and age of the employee. Zenith Insurance writes workers' compensation insurance which represents 53% of consolidated property and casualty premium earned for 1994 and is the largest line of Zenith's property and casualty business. Historically, Zenith's workers' compensation business was produced exclusively in California with minor incidental coverages out of state for its larger policyholders. Commencing in 1992, Zenith began operations in the Texas workers' compensation market and in 1994 approximately 13% of its total premium writings were produced in Texas compared to 87% in California. Zenith is currently examining the feasibility of developing workers' compensation operations in other states. Specifically, licenses have been obtained in Florida and Illinois.

    Regulation, rate adequacy and the feasibility of containing the elements of the cost of claims are among the key factors in determining the favorability of a given workers' compensation market. Regulation is principally a matter for state legislatures. In California, workers' compensation legislation was enacted in 1993 which, together with private initiatives undertaken by Zenith and other insurers, produced significant improvements in a theretofore runaway claims cost environment. However, the California Insurance Commissioner reduced minimum rates on three separate occasions in 1993 and 1994 in response. Rates were de-regulated effective January 1, 1995 and insurance companies may now file and use their own, actuarially determined, rates in California for workers' compensation insurance. The rates filed and which are in use by Zenith in 1995 were determined to provide, in conjunction with other policy features, a margin for underwriting profits. However, future profitability of Zenith's workers' compensation operation will be dependent upon its ability to compete in an open rating environment in California, the outlook for economic growth in California and Zenith's continuing efforts to control medical and indemnity costs. At present, competition is intense and Zenith is quoting on large numbers of policies in accordance with its pricing models and is endeavoring to achieve the goal of a combined ratio of 100%.

    In Texas, significant workers' compensation reform legislation was enacted in 1989 which created a more favorable environment for workers' compensation insurers. The constitutionality of such legislation was upheld by the Texas Supreme Court in February 1995. The Texas workers' compensation environment remains favorable with flexible rating and a reasonable claims environment, although increased competition among insurers may result.

    Generally, premiums for workers' compensation insurance policies are a function of the applicable premium rate, which includes the insured employer's experience modification factor (where applicable) and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Additional policy features may be added to enhance the outcome for the policyholder in the event of favorable claims experience. Predominant among such features has been, historically, the participating policy in which a dividend has been paid after policy expiration. With open rating and an emphasis on, among other things, overall pricing at inception, dividends are likely to become relatively insignificant in the future as an element in workers' compensation insurance. Conversely, de-regulation may serve to enhance other policy features such as deductible thresholds retained by the insured.

    In 1994, Zenith developed plans to selectively combine the sale of its workers' compensation insurance with other insurance products purchased by employers for the benefit of their employees. The idea is to combine workers' compensation insurance with disability insurance and group health insurance in a plan that is generically known as "24 hour coverage". In 1995, Zenith expects to commence sales of such coverage on a limited basis in San Diego, with a view to future expansion in the rest of California. This activity is being undertaken in concert with UNUM Corporation, a leading disability insurance carrier.

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

    Automobile insurance (both commercial and private passenger) is the largest line of CalFarm Insurance's business, representing 16% of Zenith's property and casualty premiums earned in 1994. CalFarm Insurance insured approximately 22,000 private passenger automobiles and 71,000 commercial and farm vehicles in 1994. Farmowners business is the second largest line of CalFarm Insurance's business, representing approximately 10% of Zenith's property and casualty premiums earned in 1994.

    Zenith's Automobile and Other Property and Casualty operations are subject to the regulatory provisions of California Initiative Proposition 103 ("Proposition 103"). The principal effects of Proposition 103 on Zenith's Automobile and Other Property and Casualty business are as follows: rates must be approved by the Insurance Commissioner prior to use; rates on auto policies must be offered to "good drivers" (as defined) at a discount of at least 20% from rates otherwise charged and an insurer cannot refuse to sell a "good driver" policy to a qualified applicant; automobile insurance policies on the books as of November 9, 1988 and new and renewal policies written thereafter cannot be cancelled or non-renewed except for non-payment of premium, fraud or material misrepresentation, or a substantial increase in hazard; and automobile insurance rates must be based on the following factors in decreasing order of importance: driving record, number of miles driven, number of years of driving experience, and other factors which may be adopted by the Insurance Commissioner.

    In January 1993, Zenith announced that it had reached an agreement with the California Department of Insurance (the "Department") to resolve its Proposition 103 rollback refund contingency (see "Resolution of Contingencies Surrounding Proposition 103" in Note 9 on page 50 of Zenith's 1994 Annual Report to Stockholders, which note is hereby incorporated by reference). Under the agreement, Zenith's subsidiaries refunded to each holder of an affected policy issued or renewed between November 1988 and November 1989 an amount equal to approximately
9.5 percent of the premium paid plus interest. The net cost of the refund, after reinsurance, reduced income before taxes in 1992 by $16,078,000. As part of the agreement, the Department gave final approval to all of Zenith's pending rate applications on affected lines of business subsequent to the rollback period. Rate increases of 8.0% and 15.4%, respectively, on farmowners and homeowners policies were implemented effective July 1, 1993. During 1994, the Department approved a rate increase for commercial auto of 7.5% and a rate decrease for personal auto of 6.3%, both effective September 1, 1994. The Department has also approved rate increases for homeowners (8.0%), farmowners (8.5%), earthquake (15.1%) and commercial property and liability coverages (5.6%). These rates will be effective in early 1995.

  PROPERTY AND CASUALTY -- REINSURANCE ASSUMED

    Zenith Insurance is selectively underwriting a book of assumed reinsurance. Reinsurance contracts, or treaties, come in a variety of forms, but the principal arrangements are either proportional in nature, in which the assuming company shares pro-rata in the premiums and losses of the cedant, or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the cedant's primary insurance premiums. Zenith operates its reinsurance activity as a participant in treaties in which, typically, the reinsurance coverage is syndicated to a number of assuming companies. Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. Zenith's current participation in the reinsurance market is limited principally to participation in the reinsurance of large individual property risks and property catastrophe reinsurance. Major property losses and catastrophes in recent years have served to increase the premiums paid for such reinsurance and to increase the amount of risk retained by insurers and reinsurers. These developments have created a market which management believes presents reasonable, acceptable opportunities to produce favorable underwriting results. Zenith's assumed reinsurance business is written with a view to limiting the company's exposure to losses from any one event to a maximum of approximately 5% of stockholders' equity.

    Because reinsurance pricing is unregulated, an important element in such pricing is the supply of reinsurance capacity (i.e. capital) relative to demand. As reinsurance rates have increased in recent years new capital has been made available to provide world-wide reinsurance capacity. Most notably, such capital has been contributed by new companies in Bermuda and by contributions to Lloyd's syndicates by corporations with limited liability. As a result, reinsurance rates in 1995 do not appear to have increased over 1994.

    In November 1994, Zenith Insurance became a corporate underwriting member of Lloyd's through the formation of a 100% wholly owned subsidiary, ZIC Lloyd's Underwriting Limited ("ZIC Lloyd's"). ZIC Lloyd's has committed funds of $5 million to support the 1995 underwriting year of a certain syndicate. Such funds were made available by a deposit of $2.5 million and a $2.5 million letter of credit in favor of Lloyd's expiring January 31, 2000. All of the funds committed by ZIC Lloyd's are available to satisfy claims in the event of underwriting losses for 1995 by the syndicate. However, such commitment is limited to $5 million.

  HEALTH AND LIFE

    CalFarm Life offers a varied portfolio of life, health and annuity products. The portfolio includes a competitive line of Term Life, Universal Life and Interest Sensitive Life Insurance, Group Health Insurance, and Single and Flexible Premium Annuity products for both qualified and non-qualified markets. Less than 8% of CalFarm Life's life insurance is written on substandard risks. CalFarm Life's interest sensitive life insurance products and annuity products contain features to minimize the effect of inflation and interest rate fluctuations. As a result, management does not believe the impact of inflation on these products will be material.

    In 1994, CalFarm Life continued its sales of tax sheltered annuity products, specifically, those designed for school teachers and administrators. Total annuity deposits of $41,924,000, $56,764,000 and $83,600,000 were collected for 1994, 1993 and 1992, respectively. Zenith's ability to profit from its annuity business depends upon its ability to manage the spread between the interest it earns on its investment portfolio and the interest credited to the annuity deposits; policy and premium persistency; the efficiency of operations; and the limiting of its risk of defaults on its investment portfolio. During 1994, the Company experienced higher than expected policy surrenders on its annuity business. Increased personal federal income tax rates may increase the desire to accumulate retirement income on a tax deferred basis, however the profitability of future operations could be adversely affected if tax laws are changed with respect to income accumulation within life insurance and annuity products.

    Health insurance is the largest line of insurance written by CalFarm Life, accounting for $36,904,000 or approximately 60% of its total premium income in 1994. Health premiums are written under a program sponsored by the California Farm Bureau Federation (the "Farm Bureau").

    CalFarm Life's deposits for Universal Life contracts were $13 million, $19 million, and $13 million in 1994, 1993, and 1992, respectively. Significant terms of CalFarm's life insurance products include minimum guaranteed credited interest rates ranging from 3% to 6%, mortality charges and surrender (termination) charges which generally diminish over 15 years. Life insurance premium rates are based on pricing assumptions as to future mortality, investment yields, expenses, and persistency. Although a margin for profit is included, the actual profitability of the products can be significantly affected by the deviation of actual experience from the assumptions. The actual experience in recent years on investment yields has been more favorable than anticipated, while the experience on premium persistency on new business has been less favorable than anticipated; experience with respect to expenses and mortality rates have been in line with pricing assumptions.

    Life insurance in force is a measure of the total commitment of CalFarm Life to pay benefits under the policies it has written that are currently in effect or, "in force." Changes in life insurance in force are summarized in the following table for all classes of insurance.

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------
                                                         1994          1993          1992
                                                      ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
In force -- beginning of year.....................    $2,976,178    $2,951,649    $2,686,030
Issued for new policies...........................       192,889       605,201       500,084
Reinstated policies...............................         2,288         1,514         2,066
Net additions (reductions) to policies............        (1,789)     (316,477)       32,921
Additions by dividend.............................         1,421         2,223         2,265
Reduction due to:
  Death claims....................................         7,427         6,159         6,974
  Expirations and maturities......................         2,338         2,665         2,770
  Surrenders and lapses...........................       279,535       237,307       231,100
  Conversions.....................................        17,592        21,801        30,873
                                                      ----------    ----------    ----------
In force -- end of year...........................     2,864,095     2,976,178     2,951,649
  Less reinsurance ceded..........................       438,775       453,025       287,980
                                                      ----------    ----------    ----------
Net retained in force -- end of year..............    $2,425,320    $2,523,153    $2,663,669
                                                      ----------    ----------    ----------
                                                      ----------    ----------    ----------

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

  PARENT

    Zenith is a holding company owning directly or indirectly all of the capital stock of certain California insurance and insurance-related companies. In 1993, Zenith commenced a real estate operation through a newly-formed subsidiary, Perma-Bilt, for the purpose of building private residences in Las Vegas, Nevada. In 1994, sales revenues of $30,220,000 were recognized on 228 completed sales contracts. Income before taxes attributable to real estate operations was $2,189,000 in 1994. At December 31, 1994, Perma-Bilt owned land at a cost of approximately $10 million with a capacity to develop a further 1,100 units.

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

    Reference is made to "Property -- Casualty Loss Development" on pages 36 and 37, the table setting forth statutory loss and loss adjustment expense development by accident year on page 8 and the table setting forth the reconciliation of changes in the liabilities for losses and loss adjustment expenses included in Note 14 -- "Loss and Loss Adjustment Expense Reserves" on page 52 of the 1994 Annual Report to Stockholders, all of which are hereby incorporated by reference. These tables show the development of loss and loss adjustment expense liabilities as originally estimated under generally accepted accounting principles at December 31 of each year presented, as well as the development of statutory incurred loss and loss adjustment expense by accident year. The accounting methods used to estimate these liabilities are described in Note 1 of the Notes to Consolidated Financial Statements of Zenith as set forth on pages 44 through 46 of the 1994 Annual Report to Stockholders which note is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Zenith's Workers' Compensation reserves, on the average, are paid within approximately 2 1/2-3 years. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes extensive use of compromises and releases for claim settlements to expedite this process.

    Workers' compensation loss and loss development trends in California were unfavorable in 1992, a year which saw the culmination of an increasing amount of fraud and abuse in the California workers' compensation system. Legislative reform of the California workers' compensation system was enacted in 1993. In addition, Zenith undertook significant additional expenditures on the loss adjustment process in recent years with a view to mitigating the effect of adverse claim trends, particularly the effect of fraud and abuse.

    In 1994, the one year loss development on reserves showed favorable development of $12,944,000. The one year development on reserves for unpaid losses and loss adjustment expenses in 1993 and 1992 showed unfavorable development of $4,704,000 and $13,502,000, due principally to development of prior year reserves for unpaid loss adjustment expenses caused by increased expenditures on the loss adjustment process.

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

    In addition to inflated medical and hospital costs, an increase in the incidence of fraudulent and questionable claims in recent years has given rise to a steady increase in the cost of adjusting claims. The one year development of Automobile and Other Property and Casualty reserves for unpaid losses and loss adjustment expenses showed unfavorable development of $4,051,000, $4,657,000 and $5,177,000 in 1994, 1993 and 1992, respectively. Such unfavorable development was attributable to development of prior year reserves for unpaid loss adjustment expenses caused by an increase in expenditures on the loss adjustment process, particularly for legal expenses of claims servicing.

    Losses attributable to the Northridge earthquake in 1994 were $3,200,000, of which $800,000 was assessed by the California Fair Plan. Property losses in 1993 and 1992 were impacted by an adverse frequency of weather and fire related losses. Losses in 1993 included $1,600,000, of which $1,000,000 was assessed by the California Fair Plan, attributable to the Southern California brush fires in the fall.

    Commercial General Liability policies written by CalFarm Insurance contain exclusion clauses for damages resulting from pollution, and such losses are thereby substantially excluded from coverage. Although such claims have been received by CalFarm Insurance, management believes that such claims will not have a material adverse effect on Zenith's consolidated financial condition either individually or in the aggregate.

    CalFarm Insurance maintains three claims and legal offices in California to conduct all claims operations of the other property and casualty business. All claims operations of
CalFarm Insurance are supervised by its home office claims department.

  REINSURANCE ASSUMED

    Zenith expects that, on the average, its Reinsurance reserves will be paid in approximately 6-7 years.

    Zenith's Reinsurance reserves constitute approximately 21% of its total reserves, net of reinsurance, for property and casualty unpaid losses and loss adjustment expenses at December 31, 1994, reflecting the longer average life of such reserves relative to Zenith's other principal lines of business. In addition to information supplied by ceding companies, Zenith makes use of industry experience in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements. The one year development of Reinsurance reserves showed favorable development of $827,000 in 1994 and $290,000 in 1993 and adverse development of $1,255,000 in 1992.

    Losses attributable to the Northridge earthquake in 1994 were $9,300,000. In 1992, Zenith Insurance incurred losses of approximately $9,800,000 associated with hurricanes "Andrew" and "Iniki."

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

INVESTMENTS

    Investment policies of Zenith and its insurance subsidiaries are established by their respective Boards of Directors, taking into consideration California legal restrictions with respect to investments in connection with reserve obligations as well as the nature and amount of various kinds of investments. (See "Business -- Regulation.") Zenith adjusts its investment strategy to reflect the needs of Zenith's different businesses, changes in the economic environment and tax laws and its objective of maximizing the rate of return with consideration for maintaining principal values (see "Investments" under Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 29 and 30 of Zenith's 1994 Annual Report to Stockholders which is hereby incorporated by reference). At December 31, 1994 the investment portfolios of Zenith and the P&C Companies consisted primarily of taxable bonds and short-term investments supplemented by smaller portfolios of redeemable and other preferred stocks and common stocks. At December 31, 1994 CalFarm Life's investment portfolio consisted primarily of taxable long-term, intermediate-term and short-term securities. The average life of the consolidated portfolio was 8.0 years; the portfolio of all companies excluding CalFarm Life had an average life of 2.5 years; and the portfolio of CalFarm Life had an average life of 12.8 years. Investment income by segment is set forth in
Note 15 -- "Segment Information" on pages 52 and 53 of the 1994 Annual Report to Stockholders which note is hereby incorporated by reference.

    Stockholders' equity will fluctuate as interest rates fluctuate due to the implementation of Statement of Financial Accounting Standards No. 115 -- Accounting for Investments in Certain Debt and Equity Securities. In accordance with its provisions, Zenith has identified certain securities, amounting to approximately 66% of the investments in debt securities at December 31, 1994, as available-for-sale. In 1994 stockholders' equity decreased by $58.5 million, net of limited deferred tax benefits, as a result of changes in the fair values of such investments.

REINSURANCE CEDED

    In accordance with general industry practices, Zenith's insurance subsidiaries annually purchase excess of loss reinsurance.

    Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event that the reinsurer is unable to meet its obligations under such reinsurance treaty. Historically, no material costs have been incurred by Zenith or its subsidiaries from uncollected reinsurance.

    Reinsurance premiums ceded by Zenith's insurance subsidiaries amounted to $21,801,000, $22,457,000 and $22,231,000 in 1994, 1993 and 1992, respectively or
4.6%, 4.6% and 4.8% of earned premiums in 1994, 1993 and 1992, respectively. Reinsurance reserves amounted to $47,332,000, $44,552,000 and $32,701,000 in 1994, 1993 and 1992, respectively, or 9.4%, 8.7% and 6.6% of gross reserves for unpaid losses and loss adjustment expenses in 1994, 1993 and 1992, respectively. The purpose of such reinsurance is to protect Zenith from the impact of large, unforseen losses and such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of insurance operations. Zenith monitors the financial condition of its reinsurers and does not believe that it is exposed to any material risk of loss through its ceded reinsurance arrangements. Zenith believes that its ceded reinsurance arrangements are adequate and consistent with industry practice. Each insurance subsidiary maintains separate reinsurance arrangements, which during 1994 were as follows:

    Zenith Insurance -- Workers' Compensation reinsurance covered all claims between $550,000 and $100,000,000 per occurrence. The coverage from $550,000 to $5,000,000 is placed with General Reinsurance Corporation, the coverage from $5,000,000 to $10,000,000 with Employers Reinsurance Corporation and the remaining three layers from $10,000,000 to $60,000,000 primarily with Prudential Reinsurance Company, NAC Reinsurance Corporation, Transatlantic Reinsurance Company, The St. Paul Companies and the London reinsurance market (primarily Lloyds' syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covers an additional $40,000,000 in excess of $60,000,000 and is placed with Northwestern National Life Insurance Company, Cigna Reinsurance Company and Pinehurst Accident Reinsurance Group. Zenith's Reinsurance division did not purchase any reinsurance protection on its assumed business in the three years ended December 31, 1994. However, Zenith's exposure to losses from assumed reinsurance is limited by the terms upon which it is written to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

    CalFarm Insurance -- For personal and commercial property lines of business, reinsurance is maintained for claims in excess of $200,000 up to $4,000,000 per occurrence. On liability coverages for both personal and commercial lines, reinsurance covers losses up to $5,000,000 per occurrence, subject to a retention of $500,000. This reinsurance coverage is all placed with General Reinsurance Corporation. CalFarm Insurance has property catastrophe reinsurance that provides for recovery of losses of 95% of $20,000,000, excess of a retention of $5,000,000, for which the lead reinsurer is General Reinsurance Corporation. In addition, CalFarm Insurance has property catastrophe reinsurance for the recovery of fire related losses of 95% of $5,000,000, excess of a retention of $25,000,000 and for earthquake and fire following earthquake related losses of 95% of $10,000,000 in excess of a retention of $30,000,000.

    CalFarm Insurance participates in a quota share contract whereby it retains 20% of the first $1,000,000 on most umbrella risks (comprehensive coverage in excess of primary policy limits) underwritten, with the remainder of up to $10,000,000 for commercial lines and up to $5,000,000 for personal lines ceded to General Reinsurance Corporation. Facultative reinsurance is placed on property coverage in excess of $4,000,000 on all property lines, and on umbrella limits in excess of $10,000,000 for commercial lines and $5,000,000 for personal lines. Facultative reinsurance is used on fewer than 5% of CalFarm Insurance's policies. Facultative coverage is placed primarily with General Reinsurance Corporation. Other companies used are Employers Reinsurance Corporation, Munich American Reinsurance Company and other reinsurers rated A+ by A.M. Best Company.

    CalFarm Life -- Yearly renewable term insurance treaties are maintained with seven life insurers, through which CalFarm Life ceded 16% of its ordinary life insurance in force as of year end 1994 and 1993. Its principal reinsurers are American United Life Insurance Company, Indiana; Frankona America Life Reassurance Company, Missouri; Munich American Reassurance Company, Georgia; North American Reassurance Company, New York; Gerling Global Life Insurance Company, Canada; and Transamerica Occidental Life Insurance Company, California. Maximum net retention on any one life is $250,000. CalFarm Life also maintains reinsurance agreements with Employers Reinsurance Corporation for excess risks on its accident and health contracts. This excess risk reinsurance provides coverage for aggregate losses in excess of $2,400,000 on those claims that exceed $120,000 for each insured in each calendar year.

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

    CalFarm Insurance and CalFarm Life, through their affiliate CalFarm Insurance Agency, maintain a sales force of approximately 206 agents who sell insurance products exclusively for CalFarm Insurance and CalFarm Life, primarily in rural and suburban areas. These agents operate out of 118 offices throughout the State of California, including 32 offices shared with the Farm Bureau. In addition, in certain areas, independent agents market CalFarm Insurance products. CalFarm Life also markets a tax sheltered annuity product through a general agent and approximately 670 appointed sub-agents.

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

CALIFORNIA FARM BUREAU FEDERATION

    The Farm Bureau was formed to provide its members with a variety of agriculture-related services, including property and casualty, health and life insurance. The Farm Bureau is California's largest general farm organization, and represents more than 68,000 member families in 56 counties. The Farm Bureau continues to work actively to encourage its membership to place their insurance with CalFarm Life and CalFarm Insurance. Farm Bureau membership is a prerequisite to the purchase of farmowners, automobile and health insurance from CalFarm Life and CalFarm Insurance. Of the estimated 68,000 member families, approximately 64% are insured by CalFarm Insurance or CalFarm Life. The businesses of CalFarm Life and CalFarm Insurance are closely tied to the California farm economy, however over 41% of Farm Bureau members (and CalFarm Insurance and CalFarm Life insureds) are non-farmers and over 62% of CalFarm Insurance and CalFarm Life premium volume is generated by non-farm business. Total revenues in CalFarm

Insurance and CalFarm Life attributable to sales that were sponsored by the Farm Bureau constituted approximately 25%, 26% and 27% of Zenith's total consolidated revenues for the years 1994, 1993 and 1992, respectively. The agreement of CalFarm Insurance and CalFarm Life with the Farm Bureau, which is subject to cancellation by either party on six months' notice, requires annual payments to the Farm Bureau of $240,000 plus 2% of the gross written premium under the Farm Bureau group health insurance program. Pursuant to such provisions, total payments to the Farm Bureau were approximately $1 million in each of 1994, 1993 and 1992.

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

REGULATION

  STATES' DEPARTMENTS OF INSURANCE

    Insurance companies are primarily subject to regulation and supervision by the Department of Insurance in the state in which they are domiciled. Zenith's insurance subsidiaries are primarily subject to regulation and supervision by the California Department of Insurance, except for Zenith Star which is primarily subject to regulation and supervision in the State of Texas. These states have broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements.

    In California, Zenith Insurance, CalFarm Insurance and ZNAT Insurance are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the companies' loss reserves. For this purpose, loss reserves are defined as the current estimate of reported and unreported claims plus a statutory formula reserve based on a minimum of 65% of earned premiums for the latest three years.

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

    Detailed annual and quarterly reports must be filed by Zenith's insurance subsidiaries with the California and Texas Departments of Insurance, and with other states in which they are licensed to transact business, and their businesses and accounts are subject to periodic examination by such agencies, usually at three year intervals. Zenith Insurance, CalFarm Insurance, ZNAT Insurance and CalFarm Life Insurance, were examined by the California Department of Insurance as of December 31, 1990, and the report on such examination contained no material findings. The triennial examination of these companies as of December 31, 1993 is not yet complete. Zenith Star was examined by the Texas Department of Insurance as of June 30, 1994 and the results of such examination contained no material findings.

  THE NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS

    The National Association of Insurance Commissioners ("NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states, and to a lesser extent other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. In particular, the Model Insurance Laws, Regulations and Guidelines of the NAIC (the "Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for the accreditation by the NAIC.

    The NAIC has adopted model regulations to require insurers to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements. Such requirements were adopted by California for life insurance companies in 1993 and for property and casualty insurers in 1994. Zenith does not anticipate any adverse effects of such requirements because of the strong capitalization of its insurance operations. At December 31, 1994, adjusted capital under the RBC regulations was 450% and 427% of the RBC control, or required, level of capital under the regulations for the Zenith Insurance Group (consisting of Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star) and CalFarm Life, respectively.

    The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist insurance departments in overseeing the financial condition of insurance companies. Annually, IRIS key financial ratios (11 ratios for property and casualty companies and 12 ratios for life companies) are calculated from data supplied in annual statutory statements of insurance companies. These ratios are reviewed by experienced financial examiners of the NAIC to select those companies that merit highest priority in the allocation of the regulators' resources. The 1994 IRIS results for the Zenith Insurance Group showed no results outside the "normal range" for such ratios, as such range is determined by the NAIC. At December 31, 1994 two such ratios for CalFarm Life were considered outside the "normal range", "change in premium" and "change in reserving ratio", primarily because of the decrease in universal life and annuity deposits in 1994 as compared to 1993.

    In 1995, the NAIC approved an actuarial guideline for determining minimum statutory reserves for annuity policies for life insurance companies. This guideline is effective in 1995 and requires an increase to statutory reserves which will defer the recognition of statutory profits to future periods. The guideline allows CalFarm Life to seek approval from the California Department of Insurance to increase current reserves over a three year phase-in period. Management is currently evaluating alternatives to minimize the impact of this guideline on CalFarm Life. Under a three year phase-in period, preliminary estimates indicate the maximum increase to statutory reserves will not exceed $10 million each year and implementation is not expected to adversely affect CalFarm Life's capital ratios or operations.

  INSURANCE HOLDING COMPANY SYSTEM REGULATORY ACT

    Zenith's insurance subsidiaries are also subject to the California and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts"), which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation, and limit dividend payments and material transactions by Zenith's insurance subsidiaries. See "Liquidity and Inflation" under "Management's Discussion and Analysis of Consolidated Financial Condition and Result of Operations" on pages 32 and 33 of Zenith's 1994 Annual Report to Stockholders, which is hereby incorporated by reference.

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

  OTHER REGULATION

    Property and casualty insurance coverage is subject to certain regulation as described herein under "Property and Casualty -- Other, Principally Automobile" under which Zenith's other property and casualty rates are subject to prior approval by the California Department of Insurance. The provisions of Proposition 103 do not apply to Workers' Compensation insurance or Reinsurance, which combined to account for 63% of Zenith's property and casualty earned premiums in 1994.

ITEM 2. PROPERTIES

    Zenith Insurance owns a 120,000 square foot office facility in Woodland Hills, California which, since November of 1987, has been the corporate home office of Zenith, Zenith Insurance, and ZNAT Insurance.

    In addition, Zenith Insurance, CalFarm Insurance and CalFarm Life, in the regular conduct of their business, lease offices in various cities. See Note 9 of the Notes to Consolidated Financial Statements of Zenith on page 50 of the 1994 Annual Report to Stockholders, which note is hereby incorporated by reference.

    CalFarm Life owns 25% and CalFarm Insurance owns 75% of the home office building (and surrounding property of approximately 4 acres) occupied by those companies in Sacramento, California, consisting of 133,000 square feet. Approximately 20% of the building is leased to the Farm Bureau and affiliates. In addition, CalFarm Life leases and occupies, in a nearby building in Sacramento, California, approximately 30,000 square feet under a lease expiring January 31, 1997.

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

QUARTER                                                          1994        1993
- ------------------------------------------------------------    -------     -------
First
  High......................................................     24 1/4      29 1/4
  Low.......................................................     20 3/4      19 5/8
Second
  High......................................................     25 1/2      27 1/4
  Low.......................................................     20 5/8      23 1/4
Third
  High......................................................     27 3/8      29 1/8
  Low.......................................................     22          23 1/2
Fourth
  High......................................................     24 1/2      28 3/4
  Low.......................................................     20 3/4      21 1/4

    As of March 23, 1995, there were 456 holders of record of Zenith Common
Stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith Common Stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

        DATE OF DECLARATION             TYPE AND AMOUNT OF        RECORD DATE FOR
          BY ZENITH BOARD                    DIVIDEND                 PAYMENT               PAYMENT DATE
- ------------------------------------  -----------------------  ---------------------  ------------------------
December 10, 1992...................  $.25 cash per share      January 29, 1993       February 12, 1993
March 11, 1993......................  $.25 cash per share      April 30, 1993         May 14, 1993
May 26, 1993........................  $.25 cash per share      July 30, 1993          August 13, 1993
September 8, 1993...................  $.25 cash per share      October 29, 1993       November 12, 1993
December 9, 1993....................  $.25 cash per share      January 31, 1994       February 14, 1994
March 17, 1994......................  $.25 cash per share      April 29, 1994         May 13, 1994
May 25, 1994........................  $.25 cash per share      July 29, 1994          August 12, 1994
September 7, 1994...................  $.25 cash per share      October 31, 1994       November 14, 1994
December 6, 1994....................  $.25 cash per share      January 31, 1995       February 15, 1995

    The Holding Company Acts limit the ability of Zenith Insurance and CalFarm Life to pay dividends to Zenith, and of CalFarm Insurance, ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the California or Texas Department of Insurance must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income (or net investment income in the case of Zenith Star, and in the case of CalFarm Life, net gain from operations) for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. During 1994, Zenith Insurance paid dividends of $15,000,000 to Zenith. During 1995, Zenith Insurance and CalFarm Life will be able to pay $25,643,000 and $9,512,000, respectively, in dividends to Zenith without prior approval. In addition, in 1995, CalFarm Insurance, ZNAT Insurance and Zenith Star, together, can pay $7,328,000 to Zenith Insurance which would be available to Zenith in 1996.

ITEM 6. SELECTED FINANCIAL DATA.

    The five-year summary of selected financial information and accompanying notes, included in Zenith's 1994 Annual Report to Stockholders on pages 34 and 35, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," included in Zenith's 1994 Annual Report to Stockholders on pages 25 to 33 is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to pages 36 and 37 of Zenith's 1994 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1984 through 1994 and page 8 of Zenith's 1994 Annual Report to Stockholders for incurred loss and loss adjustment expense development for 1989 through 1994, and to the consolidated financial statements and notes thereto on pages 38 to 54 of Zenith's 1994 Annual Report to Stockholders, all of which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Compliance with Section 16(a) of the Exchange Act" and "Election of Directors" in the Proxy Statement in connection with Zenith's 1995 Annual Meeting of Stockholders (the "Proxy Statement") is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                  OFFICER
NAME                 AGE                    POSITION                     TERM      SINCE
- -----------------    ---    ----------------------------------------    ------    -------
Stanley R. Zax       57     Chairman of the Board, President (1)        Annual      1977
Fredricka Taubitz    51     Executive Vice President and                Annual      1985
                            Chief Financial Officer (1)
James P. Ross        48     Senior Vice President and Actuary (1)       Annual      1978
John J. Tickner      56     Senior Vice President and Secretary (1)     Annual      1985
Keith E. Trotman     58     Senior Vice President (2)                   Annual      1988
Philip R. Hunt       52     Senior Vice President (2)                   Annual      1988

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

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the headings "Directors' Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," and "Aggregated Option/SAR Exercises in Last Fiscal Year And Fiscal Year End Option/SAR Values," "Employment Agreements and Termination of Employment and Change in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth in footnote 3 to the table set forth under the caption "Election of Directors" and under the heading, "Investment in Delta Life" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

         1. FINANCIAL STATEMENTS

               Independent Accountant's Report

               Financial Statements and notes thereto incorporated by reference from the 1994 Annual Report to Stockholders in Item 8 of Part II above:

               Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

                     Consolidated Balance Sheet as of December 31, 1994 and 1993

                     Consolidated Statement of Operations for the years ended December 31, 1994, 1993 and 1992

                     Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993 and 1992

                     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992

                     Notes to Consolidated Financial Statements

               Table setting forth incurred loss and loss adjustment expense development on a statutory basis on page 8 of the 1994 Annual Report to Stockholders

         2.FINANCIAL STATEMENT SCHEDULES

           Zenith National Insurance Corp. and Subsidiaries

               As of December 31, 1994.

               I -- Summary of Investments -- Other Than Investments in Related Parties

               For the years ended December 31, 1994, 1993 and 1992.

               III -- Supplementary Insurance Information

               IV -- Reinsurance

           Zenith National Insurance Corp.

               As of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992.

               II -- Condensed Financial Information of Registrant

        Property and Casualty Loss Developments on pages 36 and 37 and on page 8 of the 1994 Annual Report to Stockholders.

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

                   (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the
                       Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).
                   (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to
                        Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
           *10.4   Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December 6,
                   1985. (Incorporated herein by reference to Zenith's Registration Statement on Form S-8
                   (SEC File No. 2-97962)).
           *10.5   Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
                   Registration Statement on Form S-8
                   (SEC File No. 33-8948)).
           *10.6   Employment Agreement, dated February 8, 1995, between Zenith and Fredricka Taubitz.
           *10.7   Employment Agreement, dated February 16, 1995, between Zenith and John J. Tickner.
           *10.8   Employment Agreement, dated February 2, 1995, between Zenith and Stanley R. Zax.
           *10.9   Stock Option Agreement, dated as of May 19, 1987, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form
                   10-K for the year ended December 31, 1987).
           10.11   Credit Agreement, dated as of December 15, 1994 between Zenith and Sanwa Bank of
                   California.
           10.12   Revolving Note Agreement, dated September 30, 1994, between Zenith and City National
                   Bank.
           10.13   Agreement of Reinsurance #6966 between Zenith Insurance Company and General Reinsurance
                   Corporation, dated as of December 21, 1984. (Incorporated herein by reference to Exhibit
                   10.13 to Zenith's Annual Report on Form 10K for the year ended December 31, 1991.)
           10.14   Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
                   Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
                   (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1991.)
           10.15   Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.16   Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.17   Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)

           10.18   Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.19   Agreement of Reinsurance No. 7832 between General Reinsurance Corporation and CalFarm
                   Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
                   (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1993.)
           10.20   Agreement of Reinsurance No. 623-0005 between American Re-Insurance Company and CalFarm
                   Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
                   (Incorporated herein by reference to Exhibit 10.22 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1993.)
           10.21   Agreement of Reinsurance No. 0079460 between Employers Reinsurance Corporation and
                   CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
                   (Incorporated herein by reference to Exhibit 10.23 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1993.)
           10.22   Life, Disability and Accidental Death Automatic Reinsurance Agreement between CalFarm
                   Life Insurance Company and Transamerica Occidental Life Insurance Company, effective
                   June 1, 1983. (Incorporated herein by reference to Exhibit 10.20 to Zenith's Annual
                   Report on Form 10K for the year ended December 31, 1991.)
           10.23   Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
                   Insurance Company and Occidental Life Insurance Company of California, effective April
                   1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on
                   Form 10K for the year ended December 31, 1991.)
           10.24   Reinsurance Agreement between CalFarm Life Insurance Company and American United Life
                   Insurance Company, effective August 1, 1983. (Incorporated herein by reference to
                   Exhibit 10.22 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.25   Excess Major Medical Reinsurance Agreement (No. 0076820/Specific and Aggregate
                   Retentions) between CalFarm Life Insurance Company and Employers Reinsurance
                   Corporation, effective January 1, 1993. (Incorporated herein by reference to Exhibit
                   10.27 to Zenith's Annual Report on Form 10K for the year ended December 31, 1993.)
           10.26   Automatic Reinsurance Agreement between CalFarm Life Insurance Company and North
                   American Reassurance Company, effective June 1, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1992.)
           10.27   Automatic Reinsurance Agreement between CalFarm Life Insurance Company and North
                   American Reassurance Company, effective February 21, 1991. (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended
                   December 31, 1992.)
           10.28   Yearly Renewable Term Reinsurance Agreement between CalFarm Life Insurance Company and
                   Gerling Global Life Insurance Company, effective March 1, 1992. (Incorporated herein by reference to Exhibit 10.26 to Zenith's Annual Report on Form 10-K for the year ended
                   December 31, 1992.)

           11      Computation of Earnings Per Share for the three (3) years ended
                   December 31, 1994
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1994, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
           21      Subsidiaries of Zenith.
           23      Consent of Coopers & Lybrand L.L.P., dated March 24, 1995. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
           27      Financial Data Schedule
           28      Property and Casualty Loss Statistics.
           99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1994 for the Zenith Investment Partnership 401(k) Plan (to be
                   filed by amendment on Form 10-K/A within 180 days of December 31, 1994).

- ------------------------
*Management contract or compensatory plan or arrangement

   (b) REPORTS ON FORM 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1995.

                                          ZENITH NATIONAL INSURANCE CORP.

                                          By            STANLEY R. ZAX
                                            ------------------------------------
                                                       Stanley R. Zax
                                            Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 24, 1995.

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

                       CONSENT OF INDEPENDENT ACCOUNTANT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948 and 33-22219) of our report dated February 1, 1995 on our audits of the consolidated financial statements and financial statement schedules of Zenith National Insurance Corp. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 24, 1995

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of Zenith National Insurance Corp.

We have audited the consolidated financial statements of Zenith National Insurance Corp. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which financial statements are included on pages 38 through 53 of the Company's 1994 Annual Report to Stockholders and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 17 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zenith National Insurance Corp. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments as of December 31, 1993 and its method of accounting for income taxes in 1992.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 1, 1995

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                               DECEMBER 31, 1994

                                                                                     COLUMN D
                                                                     COLUMN C     ---------------
                     COLUMN A                          COLUMN B     ----------    AMOUNT AT WHICH
- --------------------------------------------------    ----------       FAIR        SHOWN IN THE
                TYPE OF INVESTMENT                       COST         VALUE        BALANCE SHEET
- --------------------------------------------------    ----------    ----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities
  Bonds:
    United States Government and government
      agencies and authorities....................    $  569,519    $  534,075    $      537,283
    Public utilities..............................        93,473        88,962            91,531
    Industrial and miscellaneous..................       593,212       573,162           577,410
  Redeemable preferred stocks.....................        18,918        18,405            18,405
                                                      ----------    ----------    ---------------
        Total fixed maturities....................     1,275,122     1,214,604         1,224,629
                                                      ----------    ----------    ---------------
Equity securities
  Floating rate preferred stocks..................        19,618        18,506            18,506
  Convertible and nonredeemable preferred
    stocks........................................         8,684         8,153             8,153
  Common stocks, industrial.......................        19,628        19,355            19,355
                                                      ----------    ----------    ---------------
        Total equity securities...................        47,930        46,014            46,014
                                                      ----------    ----------    ---------------
Mortgage loans on real estate.....................         3,503         3,503             3,503
Policy loans......................................        41,753        41,753            41,753
Short-term investments............................       127,594       127,594           127,594
Other investments.................................        19,496        19,496            19,496
                                                      ----------    ----------    ---------------
        Total investments.........................    $1,515,398    $1,452,964    $    1,462,989
                                                      ----------    ----------    ---------------
                                                      ----------    ----------    ---------------

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                                 BALANCE SHEET
                                     ASSETS

                                                                                                      DECEMBER 31,
                                                                                              ----------------------------
                                                                                                  1994            1993
                                                                                              ------------    ------------
Investments
  Common stocks, at market (cost $606,000, 1994 and $607,000, 1993).......................    $    424,000    $    637,000
  Short-term investments (at cost which approximates market)..............................       2,129,000      14,996,000
Cash......................................................................................       2,334,000       1,869,000
Investment in subsidiaries (Note A).......................................................     373,323,000     405,982,000
Federal income taxes receivable (Note A)..................................................         764,000
Other assets..............................................................................      14,974,000      13,716,000
                                                                                              ------------    ------------
        Total assets......................................................................    $393,948,000    $437,200,000
                                                                                              ------------    ------------
                                                                                              ------------    ------------

                                                       LIABILITIES
Senior notes payable, less unamortized discount of $889,000, 1994 and $1,011,000, 1993....    $ 74,111,000    $ 73,989,000
Cash dividends payable to stockholders....................................................       4,736,000       4,711,000
Federal income taxes payable..............................................................                       3,925,000
Other liabilities.........................................................................       5,241,000       5,110,000
                                                                                              ------------    ------------
        Total liabilities.................................................................      84,088,000      87,735,000
                                                                                              ------------    ------------

                                                   STOCKHOLDERS' EQUITY
Preferred stock, $1 par--shares authorized 1,000,000; issued and outstanding, none in 1994 and 1993................................................................................
Common stock, $1 par--shares authorized 50,000,000; issued 24,034,000, outstanding
  18,950,000, 1994; issued 23,910,000, outstanding 18,841,000, 1993.......................      24,034,000      23,910,000
Additional paid-in capital................................................................     251,363,000     249,092,000
Retained earnings.........................................................................     167,025,000     148,043,000
Net unrealized appreciation (depreciation) on investments net of $3,969,000 deferred tax
  benefit in 1994 and $7,093,000 deferred tax expense in 1993.............................     (47,460,000)     13,176,000
                                                                                              ------------    ------------
                                                                                               394,962,000     434,221,000
Less treasury stock at cost (5,084,000 shares, 1994 and 5,069,000 shares, 1993)...........     (85,102,000)    (84,756,000)
                                                                                              ------------    ------------
        Total stockholders' equity........................................................     309,860,000     349,465,000
                                                                                              ------------    ------------
        Total liabilities and stockholders' equity........................................    $393,948,000    $437,200,000
                                                                                              ------------    ------------
                                                                                              ------------    ------------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF OPERATIONS

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                        1994            1993             1992
                                                                                    ------------    -------------    -------------
Investment income, net of expenses of $7,000, 1994, $51,000, 1993 and $51,000,
 1992...........................................................................    $    457,000    $     492,000    $     852,000
Realized gains (losses) on investments..........................................          11,000          895,000       (1,447,000)
Lawsuit settlement..............................................................       1,910,000        7,561,000
                                                                                    ------------    -------------    -------------
Total revenue...................................................................       2,378,000        8,948,000         (595,000)
Operating expense...............................................................       4,059,000        3,478,000        3,222,000
Interest expense................................................................       5,937,000        6,658,000        6,472,000
                                                                                    ------------    -------------    -------------
Loss from operations before federal income tax benefit, equity in net income of
  subsidiaries, extraordinary item and cumulative effect of accounting change...      (7,618,000)      (1,188,000)     (10,289,000)
Federal income tax benefit......................................................       2,678,000          516,000        3,128,000
                                                                                    ------------    -------------    -------------
Loss from operations before equity in net income of subsidiaries, extraordinary
  item and cumulative effect of accounting change...............................      (4,940,000)        (672,000)      (7,161,000)
Extraordinary item -- debt retirement cost, net of tax benefit of $698,000......                                        (1,355,000)
Cumulative effect of change in accounting for income taxes......................                                          (187,000)
Equity in net income of subsidiaries (Note A)...................................      42,840,000       53,872,000       37,403,000
                                                                                    ------------    -------------    -------------
Net income......................................................................    $ 37,900,000    $  53,200,000    $  28,700,000
                                                                                    ------------    -------------    -------------
                                                                                    ------------    -------------    -------------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF CASH FLOWS

                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                        1994             1993             1992
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Investment income received....................................................    $     477,000    $     485,000    $     846,000
  Recovery from lawsuit settlement..............................................        6,036,000        4,094,000
  Operating expenses paid.......................................................       (4,099,000)      (3,309,000)      (3,674,000)
  Interest paid.................................................................       (5,842,000)      (6,552,000)      (6,073,000)
  Income taxes (paid) refunded..................................................       (1,471,000)       8,524,000        1,206,000
                                                                                    -------------    -------------    -------------
    Net cash flows from operating activities....................................       (4,899,000)       3,242,000       (7,695,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Other debt and equity securities and other investments......................                                         (2,597,000)
  Proceeds from sales of investments:
    Other debt and equity securities and other investments......................                         4,243,000        1,219,000
  Net change in short-term investments..........................................       12,867,000       (7,264,000)      (7,716,000)
  Cash received from note receivable............................................                         2,300,000          500,000
                                                                                    -------------    -------------    -------------
    Net cash flows from investing activities....................................       12,867,000         (721,000)      (8,594,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from bank line of credit........................................        2,100,000        1,000,000        6,350,000
  Cash paid on bank line of credit..............................................       (2,100,000)      (1,000,000)     (40,150,000)
  Cash dividends paid to common stockholders....................................      (18,894,000)     (19,018,000)     (18,927,000)
  Retirement of Senior Notes payable............................................                                        (17,740,000)
  Net proceeds from issuance of Senior Notes payable 2002.......................                                         73,787,000
  Proceeds from exercise of stock options.......................................        2,093,000        6,261,000        4,526,000
  Purchase of treasury shares...................................................         (346,000)      (7,367,000)      (5,686,000)
  Dividends received from subsidiaries..........................................       15,000,000       25,000,000       15,000,000
  Capital contribution to subsidiary............................................                          (250,000)
  Loan to subsidiary............................................................       (5,356,000)      (7,538,000)
                                                                                    -------------    -------------    -------------
    Net cash flows from financing activities....................................       (7,503,000)      (2,912,000)      17,160,000
Net increase (decrease) in cash.................................................          465,000         (391,000)         871,000
Cash at beginning of year.......................................................        1,869,000        2,260,000        1,389,000
                                                                                    -------------    -------------    -------------
Cash at end of year.............................................................    $   2,334,000    $   1,869,000    $   2,260,000
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................    $  37,900,000    $  53,200,000    $  28,700,000
  Net income of subsidiaries....................................................      (42,840,000)     (53,872,000)     (37,403,000)
  Realized (gains)/losses on investments........................................          (11,000)        (895,000)       1,447,000
  Amortization of discount and issue costs on senior notes......................          122,000          121,000        1,822,000
  Federal income taxes..........................................................       (4,149,000)       8,007,000       (2,433,000)
  Decrease (increase) in receivable from lawsuit settlement.....................        3,467,000       (3,467,000)
  Other.........................................................................          612,000          148,000          172,000
                                                                                    -------------    -------------    -------------
    Net cash flow from operating activities.....................................    $  (4,899,000)   $   3,242,000    $  (7,695,000)
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

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

        Zenith files a consolidated federal income tax return. The equity in the income of subsidiaries of $42,840,000 in 1994, $53,872,000 in 1993 and
    $37,403,000 in 1992 is net of a provision for federal income tax expense of $22,349,000 in 1994, $20,795,000 in 1993 and $3,498,000 in 1992. Zenith has
    formulated tax allocation procedures with its subsidiaries and the 1994, 1993 and 1992 condensed financial information reflect Zenith's portion of the consolidated taxes.

        Zenith Insurance Company paid dividends to Zenith of $15,000,000 in 1994, $25,000,000 in 1993 and $15,000,000 in 1992. CalFarm Insurance Company
    paid a dividend of $5,000,000 to Zenith Insurance Company in 1992.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                  COLUMN C
                                                -------------
                                   COLUMN B     FUTURE POLICY                    COLUMN E
                                 ------------     BENEFITS,                    ------------                   COLUMN G
                                   DEFERRED        LOSSES,        COLUMN D     OTHER POLICY     COLUMN F     -----------
           COLUMN A                 POLICY         CLAIMS       ------------    CLAIMS AND    ------------       NET
- ------------------------------   ACQUISITION      AND LOSS        UNEARNED       BENEFITS       PREMIUM      INVESTMENT
           SEGMENT                  COSTS         EXPENSES        PREMIUMS       PAYABLE        REVENUE        INCOME
- ------------------------------   ------------   -------------   ------------   ------------   ------------   -----------
1994
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  4,430,000   $264,665,000    $34,123,000                   $216,030,000
  Automobile and other
    property/casualty.........     12,598,000     95,951,000     72,645,000                    149,757,000
  Reinsurance.................      1,478,000     96,430,000     10,491,000                     36,138,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   18,506,000    457,046,000    117,259,000                    401,925,000   $37,573,000
Health and Life...............     90,553,000    159,252,000      4,608,000    $ 6,054,000      61,270,000    60,012,000
Reinsurance ceded.............                    47,923,000
Registrant....................                                                                                   457,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $109,059,000   $664,221,000    $121,867,000   $ 6,054,000    $463,195,000   $98,042,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------
1993
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  4,264,000   $286,452,000    $32,109,000                   $244,661,000
  Automobile and other
    property/casualty.........     11,704,000     87,418,000     68,182,000                    137,945,000
  Reinsurance.................      1,048,000     94,848,000      6,889,000                     23,295,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   17,016,000    468,718,000    107,180,000                    405,901,000   $36,643,000
Health and Life...............     91,400,000    153,771,000      4,716,000    $ 5,934,000      63,921,000    55,339,000
Reinsurance ceded.............                    45,282,000
Registrant....................                                                                                   492,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $108,416,000   $667,771,000    $111,896,000   $ 5,934,000    $469,822,000   $92,474,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------
1992
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  4,647,000   $266,092,000    $30,853,000                   $221,652,000
  Automobile and other
    property/casualty.........     10,460,000     90,262,000     56,663,000                    137,392,000
  Reinsurance.................        620,000    107,795,000      3,378,000                     18,382,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                   15,727,000    464,149,000     90,894,000                    377,426,000   $42,276,000
Health and Life...............     75,292,000    138,000,000      5,502,000    $ 7,041,000      64,448,000    53,486,000
Reinsurance ceded.............                    33,387,000      5,403,000
Registrant....................                                                                                   852,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
  Total.......................   $ 91,019,000   $635,536,000    $101,799,000   $ 7,041,000    $441,874,000   $96,614,000
                                 ------------   -------------   ------------   ------------   ------------   -----------
                                 ------------   -------------   ------------   ------------   ------------   -----------


                                   COLUMN H        COLUMN I
                                 -------------   ------------
                                   BENEFITS,     AMORTIZATION    COLUMN J
                                    CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A               LOSSES AND        POLICY         OTHER      ------------
- ------------------------------    SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                 EXPENSES         COSTS        EXPENSES       WRITTEN
- ------------------------------   -------------   ------------   -----------   ------------
1994
- ------------------------------
Property and Casualty
  Workers' compensation.......   $129,352,000    $ 32,336,000   $24,779,000   $218,044,000
  Automobile and other
    property/casualty.........    108,534,000      28,727,000    19,436,000    154,187,000
  Reinsurance.................     25,571,000       6,135,000       110,000     39,674,000
                                 -------------   ------------   -----------   ------------
                                  263,457,000      67,198,000    44,325,000    411,905,000
Health and Life...............     80,104,000       7,917,000    18,402,000
Reinsurance ceded.............
Registrant....................                                    4,059,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $343,561,000    $ 75,115,000   $66,786,000   $411,905,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------
1993
- ------------------------------
Property and Casualty
  Workers' compensation.......   $164,815,000    $ 33,317,000   $19,736,000   $245,917,000
  Automobile and other
    property/casualty.........     96,715,000      26,598,000    20,336,000    143,223,000
  Reinsurance.................     13,678,000       3,384,000       896,000     26,807,000
                                 -------------   ------------   -----------   ------------
                                  275,208,000      63,299,000    40,968,000    415,947,000
Health and Life...............     84,448,000       2,202,000    24,267,000
Reinsurance ceded.............
Registrant....................                                    3,478,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $359,656,000    $ 65,501,000   $68,713,000   $415,947,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------
1992
- ------------------------------
Property and Casualty
  Workers' compensation.......   $166,065,000    $ 33,868,000   $20,260,000   $228,209,000
  Automobile and other
    property/casualty.........     96,224,000      26,231,000    20,061,000    136,077,000
  Reinsurance.................     27,443,000       3,674,000     1,267,000     13,892,000
                                 -------------   ------------   -----------   ------------
                                  289,732,000      63,773,000    41,588,000    378,178,000
Health and Life...............     85,493,000       (494,000)    18,898,000
Reinsurance ceded.............
Registrant....................                                    3,222,000
                                 -------------   ------------   -----------   ------------
  Total.......................   $375,225,000    $ 63,279,000   $63,708,000   $378,178,000
                                 -------------   ------------   -----------   ------------
                                 -------------   ------------   -----------   ------------

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
                                                          --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
                                                              GROSS           OTHER       FROM OTHER    --------------    ASSUMED
                       COLUMN A                               AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
- -------------------------------------------------------   --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1994
Life insurance in force................................   $2,864,095,000   $438,775,000                 $2,425,320,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   24,647,000   $    280,000                 $   24,367,000
  Accident and health insurance........................       37,393,000        490,000                     36,903,000
  Property and casualty insurance......................      385,169,000     21,031,000    37,787,000      401,925,000        9.4%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  447,209,000   $ 21,801,000   $37,787,000   $  463,195,000        8.2%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1993
Life insurance in force................................   $2,976,178,000   $453,025,000                 $2,523,153,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   22,707,000   $    156,000                 $   22,551,000
  Accident and health insurance........................       42,667,000      1,297,000                     41,370,000
  Property and casualty insurance......................      400,811,000     21,004,000   $26,094,000      405,901,000        6.4%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  466,185,000   $ 22,457,000   $26,094,000   $  469,822,000        5.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1992
Life insurance in force................................   $2,951,649,000   $287,980,000                 $2,663,669,000
                                                          --------------   ------------                 --------------
                                                          --------------   ------------                 --------------
Premiums earned
  Life insurance.......................................   $   20,891,000   $    574,000                 $   20,317,000
  Accident and health insurance........................       44,935,000        804,000                     44,131,000
  Property and casualty insurance......................      378,922,000     20,853,000   $19,357,000      377,426,000        5.1%
                                                          --------------   ------------   -----------   --------------   ----------
      Total premiums earned............................   $  444,748,000   $ 22,231,000   $19,357,000   $  441,874,000        4.4%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------

                                                                       [LOGO]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS
                                       TO
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                            ------------------------

                        ZENITH NATIONAL INSURANCE CORP.
             (Exact name of registrant as specified in its charter)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  EXHIBIT LIST

 EXHIBIT
 NUMBER                                         DESCRIPTION
- ---------  --------------------------------------------------------------------------------------
  3.1      Certificate of Incorporation of Zenith as in effect immediately prior to November 22,
           1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of
           Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's
           Current Report on Form 8-K, date of report November 22, 1985).
  3.2      By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to
           Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31,
           1988.)
  4.1      Indenture dated as of May 1, 1992 entered into between Zenith and Norwest Bank
           Minnesota, National Association, as trustee, pursuant to which Zenith issued its 9%
           Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to
           Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.)
 10.1      Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company,
           Zenith, the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel
           Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance Financial
           Services Corporation on March 9, 1981 with respect to the common stock of Zenith).
 10.2      Asset and Liability Assumption Agreement, dated as of June 4, 1985, between Zenith
           Insurance and the Insurance Commissioner of the State of California (the
           "Commissioner"). (Incorporated herein by reference to Exhibit 1 to Zenith's Current
           Report on Form 8-K, date of report July 26, 1985).
 10.3      Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance,
           Zenith and the Commissioner (Incorporated herein by reference to Exhibit 10.6 to
           Zenith's Annual Report on Form 10-K for the year ended December 31, 1985), together with the following exhibits:
           (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of
               Zenith Insurance. (Incorporated herein by reference to
              Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31,
               1985).
           (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's
               Annual Report on Form 10-K for the year ended December 31, 1985).
           (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July
               26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).
           (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
               Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit
               28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
           (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit
               10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).

 EXHIBIT
 NUMBER                                         DESCRIPTION
- ---------  --------------------------------------------------------------------------------------
           (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26,
                1985).
*10.4      Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December
           6, 1985. (Incorporated herein by reference to Zenith's Registration Statement on Form
           S-8 (SEC File No. 2-97962)).
*10.5      Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's
           Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
           Registration Statement on Form S-8
           (SEC File No. 33-8948)).
*10.6      Employment Agreement, dated February 8, 1995, between Zenith and Fredricka Taubitz.
*10.7      Employment Agreement, dated February 16, 1995, between Zenith and John J. Tickner.
*10.8      Employment Agreement, dated February 2, 1995, between Zenith and Stanley R. Zax.
*10.9      Stock Option Agreement, dated as of May 19, 1987, between Zenith and Stanley R. Zax.
           (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1987).
 10.10     Credit Agreement, dated as of December 15, 1994 between Zenith and Sanwa Bank of
           California.
 10.11     Revolving Note Agreement, dated September 30, 1994, between Zenith and City National
           Bank.
 10.12     Agreement of Reinsurance #6966 between Zenith Insurance Company and General
           Reinsurance Corporation, dated as of December 21, 1984. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.13     Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
           Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
           (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1991.)
 10.14     Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.15     Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.16     Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.17     Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)

 EXHIBIT
 NUMBER                                         DESCRIPTION
- ---------  --------------------------------------------------------------------------------------
 10.18     Agreement of Reinsurance No. 7832 between General Reinsurance Corporation and CalFarm
           Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1993.)
 10.19     Agreement of Reinsurance No. 623-0005 between American Re-Insurance Company and
           CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           (Incorporated herein by reference to Exhibit 10.22 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1993.)
 10.20     Agreement of Reinsurance No. 0079460 between Employers Reinsurance Corporation and
           CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           (Incorporated herein by reference to Exhibit 10.23 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1993.)
 10.21     Life, Disability and Accidental Death Automatic Reinsurance Agreement between CalFarm
           Life Insurance Company and Transamerica Occidental Life Insurance Company, effective
           June 1, 1983. (Incorporated herein by reference to Exhibit 10.20 to Zenith's Annual
           Report on Form 10K for the year ended December 31, 1991.)
 10.22     Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
           Insurance Company and Occidental Life Insurance Company of California, effective April
           1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10K for the year ended December 31, 1991.)
 10.23     Reinsurance Agreement between CalFarm Life Insurance Company and American United Life
           Insurance Company, effective August 1, 1983. (Incorporated herein by reference to
           Exhibit 10.22 to Zenith's Annual Report on Form 10K for the year ended December 31,
           1991.)
 10.24     Excess Major Medical Reinsurance Agreement (No. 0076820/Specific and Aggregate
           Retentions) between CalFarm Life Insurance Company and Employers Reinsurance
           Corporation, effective January 1, 1993. (Incorporated herein by reference to Exhibit
           10.27 to Zenith's Annual Report on Form 10K for the year ended December 31, 1993.)
 10.25     Automatic Reinsurance Agreement between CalFarm Life Insurance Company and North
           American Reassurance Company, effective June 1, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended
           December 31, 1992.)
 10.26     Automatic Reinsurance Agreement between CalFarm Life Insurance Company and North
           American Reassurance Company, effective February 21, 1991. (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended
           December 31, 1992.)
 10.27     Yearly Renewable Term Reinsurance Agreement between CalFarm Life Insurance Company and
           Gerling Global Life Insurance Company, effective March 1, 1992. (Incorporated herein by reference to Exhibit 10.26 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1992.)
 11        Computation of Earnings Per Share for the three (3) years ended
           December 31, 1994.
 13        Zenith's Annual Report to Stockholders for the year ended December 31, 1994, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form
           10-K.
 21        Subsidiaries of Zenith.

 EXHIBIT
 NUMBER                                         DESCRIPTION
- ---------  --------------------------------------------------------------------------------------
 23        Consent of Coopers & Lybrand L.L.P., dated March 24, 1995. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
 27        Financial Data Schedule.
 28        Property and Casualty Loss Statistics.
 99.1      Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1994 for the Zenith Investment Partnership 401(k) Plan (to be
           filed by amendment on Form 10-K/A within 180 days of December 31, 1994).

- ------------------------
*Management contract or compensatory plan or arrangement