Form 10-Q
period 1995-03-31
ZENITH NATIONAL INSURANCE CORP
filed 1995-05-12
CIK 109261

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                     FORM 10-Q

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1995

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

Yes   X        No
     ---           ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1995, 18,682,000 shares of common stock were outstanding, net of 5,370,000 shares of treasury stock.

                                        PART I    FINANCIAL INFORMATION
                                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:
Dollars and Shares in Thousands
                                                                                                  MAR. 31, 1995    DEC. 31, 1994
                                                                                                  -------------    -------------

ASSETS
Investments
 Fixed maturities:
  At amortized cost (fair value $442,199 & $400,964)                                              $  439,103         $  410,989
  At fair value (cost $821,934 & $864,133)                                                           795,560            813,640
 Floating rate preferred stocks, at fair value (cost $19,618 & $19,618)                               18,116             18,506
 Convertible and non redeemable preferred stocks, at fair value
    (cost $12,434 & $8,684)                                                                           13,047              8,153
 Common stocks, at fair value (cost $27,635 & $19,628)                                                28,564             19,355
 Mortgage loans on real estate                                                                         3,473              3,503
 Policy loans                                                                                         42,419             41,753
 Short-term investments (at cost, which approximates fair value)                                     125,457            127,594
 Other investments                                                                                    25,835             19,496
                                                                                                  -------------    -------------
       Total Investments                                                                           1,491,574          1,462,989
Cash                                                                                                   7,553              7,114
Accrued investment income                                                                             23,221             22,429
Premiums receivable                                                                                   71,830             66,898
Receivable from reinsurers and prepaid reinsurance premiums                                           62,834             58,873
Federal income tax                                                                                     4,583              7,637
Deferred policy acquisition costs                                                                    109,393            109,059
Properties and equipment, less accumulated depreciation                                               48,577             48,581
Excess of cost over net assets acquired and purchased intangibles and other assets                    23,530             23,896
Other assets                                                                                          34,293             33,282
          TOTAL ASSETS                                                                            -------------    -------------
                                                                                                  $1,877,388         $1,840,758
                                                                                                  -------------    -------------
                                                                                                  -------------    -------------
LIABILITIES
Policy liabilities and accruals
 Unpaid losses and loss expenses                                                                  $  501,265         $  504,379
 Future policy benefits for life insurance contracts                                                 161,144            159,842
 Deposits on deferred annuity contracts                                                              573,456            569,484
 Policy and contract claims                                                                            5,914              6,054
 Unearned premiums                                                                                   128,347            121,867
Policyholders' dividends accrued and accumulated                                                      29,733             30,171
Other policyholder funds                                                                              16,031             15,999
Reserves on loss portfolio transfers                                                                   9,919              9,972
Senior notes payable, less unamortized issue costs of $859 & $889                                     74,141             74,111
Payable to banks                                                                                       3,850              2,471
Other liabilities                                                                                     37,788             36,548
                                                                                                  -------------    -------------
         TOTAL LIABILITIES                                                                         1,541,588          1,530,898
                                                                                                  -------------    -------------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1995 and 1994
Common stock, $1 par - shares authorized 50,000; issued 24,052, outstanding
   18,845, 1995; issued 24,034, outstanding 18,950, 1994                                              24,052             24,034
Additional paid-in capital                                                                           251,651            251,363
Retained earnings                                                                                    169,211            167,025
Net unrealized depreciation on investments, net of deferred
   tax benefit of $4,263 & $3,969                                                                    (21,387)           (47,460)
                                                                                                  -------------    -------------
                                                                                                     423,527            394,962
Less treasury stock at cost (5,207 shares 1995 & 5,084 shares 1994)                                  (87,727)           (85,102)
                                                                                                  -------------    -------------
   TOTAL STOCKHOLDERS' EQUITY                                                                        335,800            309,860
                                                                                                  -------------    -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,877,388         $1,840,758
                                                                                                  -------------    -------------
                                                                                                  -------------    -------------

The accompanying notes are an integral part of this statement.

                                                           Page 2

                               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                              FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                               1995         1994
                                                                                             ---------    ---------
                                                                                             (Dollars in Thousands,
                                                                                             except per share data)
                                                                                             ----------------------
CONSOLIDATED REVENUES:
Property and casualty premium income                                                         $  98,389    $  97,871
Health and life premium income and other policy charges                                         14,843       15,422
Net investment income                                                                           26,670       23,143
Realized gains on investments                                                                      840        1,816
Real estate sales                                                                                8,820
                                                                                             ---------    ---------
           Total Revenues                                                                      149,562      138,252
EXPENSES:
Property and casualty losses and loss expenses incurred                                         71,454       59,456
Health and life benefits and other policy credits                                               19,927       19,650
Policy acquisition costs                                                                        20,757       19,492
Other underwriting and operating expenses                                                       14,767       16,850
Policyholders' dividends and participation                                                       2,762        8,848
Real estate construction and operating costs                                                     8,053
Interest expense                                                                                 1,559        1,572
                                                                                             ---------    ---------
           Total Expenses                                                                      139,279      125,868
                                                                                             ---------    ---------
Net income before federal income tax                                                            10,283       12,384
Federal income tax                                                                               3,383        4,184
                                                                                             ---------    ---------
NET INCOME                                                                                   $   6,900    $   8,200
                                                                                             ---------    ---------
                                                                                             ---------    ---------
EARNINGS PER SHARE:
Net Income per share                                                                         $    0.36    $    0.43
                                                                                             ---------    ---------
                                                                                             ---------    ---------
The accompanying notes are an integral part of this statement.

                                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                             ---------------------
Dollars in thousands                                                                           1995         1994
                                                                                             --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Premiums collected                                                                          $117,348    $ 116,293
 Investment income received                                                                    25,743       24,002
 Deposits on universal life type contracts                                                      3,224        3,571
 Proceeds from sales of real estate                                                             8,820
 Losses & loss adjustment expenses paid                                                       (77,441)     (66,144)
 Health claims paid                                                                            (7,124)      (7,703)
 Death and surrender benefits paid                                                             (4,153)      (4,084)
 Underwriting & other operating expenses paid                                                 (34,529)     (31,055)
 Real estate construction costs paid                                                           (9,472)      (4,030)
 Reinsurance premiums paid                                                                     (6,260)      (6,401)
 Dividends paid to policyholders                                                               (3,262)      (3,343)
 Interest paid                                                                                   (244)         (26)
 Interest on deferred annuity contracts                                                        (7,481)      (7,954)
 Income taxes paid                                                                                          (4,801)
                                                                                             --------    ---------
  Net cash flows from operating activities, excluding cash from trading portfolio               5,169        8,325
 Net cash from sales (purchases) of trading portfolio investments                                (677)     106,675
                                                                                             --------    ---------
  Net cash flows from operating activities, including cash from trading portfolio               4,492      115,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments:
 Debt securities Held-to-Maturity                                                             (34,512)     (15,286)
 Debt and equity securities Available-for-Sale                                                (76,092)    (429,941)
 Other investments                                                                            (10,835)      (7,488)
Proceeds from maturities and exchanges of investments:
 Debt securities Held-to-Maturity                                                               6,320       16,734
 Debt and equity securities Available-for-Sale                                                  1,906       51,136
 Other investments                                                                                 34        3,320
Proceeds from sales of investments:
 Debt and equity securities Available-for-Sale                                                105,966      170,951
 Other investments                                                                              3,519        1,239
Capital and other expenditures                                                                 (1,151)      (2,683)
Net decrease in short-term investments                                                          2,757       92,682
                                                                                             --------    ---------
  Net cash flows from investing activities                                                     (2,088)    (119,336)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash advanced from bank line of credit                                                         6,500
 Cash repaid on bank line of credit                                                            (6,500)
 Cash advanced from bank construction loans                                                     7,338
 Cash repaid on bank construction loans                                                        (5,959)
 Cash dividends paid to common stockholders                                                    (4,737)      (4,709)
 Proceeds from exercise of stock options                                                          273          420
 Deposits on deferred annuity contracts                                                         7,522       10,774
 Acquisition costs of deferred annuity contracts, deferred                                       (676)      (1,015)
 Annuitization & return of policyholders' balances on deferred annuity contracts              (10,582)      (8,958)
 Interest on deferred annuity contracts                                                          7,481        7,954
 Purchase of treasury shares                                                                   (2,625)
                                                                                             --------    ---------
  Net cash flows from financing activities                                                     (1,965)       4,466
                                                                                             --------    ---------
 Net increase in cash                                                                             439          130
 Cash at beginning of period                                                                    7,114        8,560
                                                                                             --------    ---------
Cash at March 31,                                                                          $    7,553   $    8,690
                                                                                             --------    ---------
                                                                                             --------    ---------
   (continued)

                                                         Page 4

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (continued)


                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                    ----------------------
                                                                      1995          1994
                                                                    --------      --------
                                                                    (Dollars in Thousands)
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income ....................................................     $ 6,900       $  8,200

Adjustments to reconcile net income to net cash
  flows from operating activities:
Depreciation and amortization .................................       1,472          1,571
Net accretion of bonds and preferred stocks ...................         193           (433)
Realized gains on investments .................................        (840)        (1,816)
Net cash from trading portfolio ...............................        (677)       106,675
Decrease (increase) in:
  Accrued investment income ...................................        (792)         1,223
  Premiums receivable .........................................      (4,932)        (6,653)
  Receivable from reinsurers ..................................      (3,961)           136
  Deferred policy acquisition costs ...........................         373            331
  Federal income taxes ........................................       3,383           (617)
Increase (decrease) in:
  Unpaid losses and loss expenses .............................      (3,114)        (6,357)
  Future policy benefits for life insurance contracts .........       1,302            890
  Policy and contract claims ..................................        (140)          (646)
  Unearned premiums ...........................................       6,480          7,439
  Policyholders' dividends accrued and accumulated ............        (438)         5,850
  Other policyholder funds ....................................          32           (561)
  Other .......................................................        (332)          (232)
                                                                     -------       -------
    Net cash flows from operating activities ..................     $ 4,492       $115,000
                                                                     -------       -------
                                                                     -------       -------


              The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Computation of Earnings per Share:


                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                    ------------------------
                                                                        1995       1994
                                                                    -----------  -----------
(A) Net income ..................................................   $ 6,900,000  $ 8,200,000
                                                                     ----------   ----------
                                                                     ----------   ----------
(B) Number of shares used in calculating
    primary earnings per share:

    Weighted average outstanding shares
      during the period .........................................    18,884,000   18,853,000

    Additional common shares issuable under
      employee stock options using the
      treasury stock method (1) .................................       101,000      182,000
                                                                     ----------   ----------
                                                                    $18,985,000  $19,035,000
                                                                     ----------   ----------
                                                                     ----------   ----------
Net income per share (A)/(B) ....................................   $      0.36  $      0.43
                                                                     ----------   ----------
                                                                     ----------   ----------

(C) Number of fully diluted shares:

    Weighted average outstanding shares
      during the period .........................................    18,884,000   18,853,000

    Additional common shares issuable under
      employee stock options using the
      treasury stock method (2) .................................       101,000      182,000
                                                                     ----------   ----------
                                                                     18,985,000   19,035,000
                                                                     ----------   ----------
                                                                     ----------   ----------

Net income per share (A)/(C)                                        $      0.36  $      0.43
                                                                     ----------   ----------
                                                                     ----------   ----------

(1) Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.


Note 2. Federal Income Taxes

The valuation allowance for the deferred tax asset associated with unrealized losses on investments was approximately $4.7 million at March 31, 1995 compared to $14.0 million at December 31, 1994.

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

On March 1, 1995, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable May 12, 1995 to stockholders of record at the close of business on April 28, 1995.

ITEM 2:
    Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations

The comparative results of operations are set forth in the table below, followed by a discussion of the significant changes.

- -------------------------------------------------------------------------------
                                                   Three months ended March 31,
Dollars in thousands                                    1995           1994
- -------------------------------------------------------------------------------
Investment income, after tax, excluding health
   and life                                            $ 7,215       $ 5,889
Realized gains on investments, after tax                   546         1,180
- -------------------------------------------------------------------------------
Sub-total                                                7,761         7,069
- -------------------------------------------------------------------------------
Property and Casualty, after tax:
  Underwriting income                                    1,757         6,856
  Catastrophe losses                                    (3,835)       (5,915)
- -------------------------------------------------------------------------------
Property and casualty underwriting income (loss)        (2,078)          941
- -------------------------------------------------------------------------------
Health and life income, after tax                        2,270         1,970
Income from real estate operations, after tax              499
Interest expense, after tax                             (1,013)       (1,021)
Parent expenses, after tax                                (539)         (759)
- -------------------------------------------------------------------------------
Net income                                             $ 6,900       $ 8,200
- -------------------------------------------------------------------------------

                                   Page 7

PROPERTY AND CASUALTY OPERATIONS:

Premiums earned, underwriting results and combined ratios for the three months ended March 31, 1995 and 1994 were as follows:

- ----------------------------------------------------------------------------------------
                                                                                  %
                                               Three Months Ended March 31,    Increase
Dollars  in Thousands                                1995        1994         (Decrease)
- ----------------------------------------------------------------------------------------
Premiums earned
  Workers' Compensation                            $50,701      $52,968          (4%)
  Automobile and Other Property & Casualty          38,749       36,525           6%
  Reinsurance                                        8,939        8,378           7%
                                               -------------  -------------
Total                                              $98,389      $97,871           1%
                                               -------------  -------------
                                               -------------  -------------
Underwriting Income (Loss) Before Taxes
  Workers' Compensation                            ($1,294)      $5,219
  Automobile and Other Property & Casualty          (5,675)      (2,098)
  Reinsurance                                        3,755       (1,557)
                                               -------------  -------------
Total                                              ($3,214)      $1,564
                                               -------------  -------------
                                               -------------  -------------

Combined Ratios
  Workers' Compensation                             102.6%         90.1%
  Automobile and Other Property & Casualty          114.6%        105.7%
  Reinsurance                                        58.0%        118.6%
Total                                               103.3%         98.4%
- ----------------------------------------------------------------------------------------


Underwriting results of the Workers' Compensation operation decreased in the first quarter of 1995 compared to the corresponding period in 1994 principally because of an increase in losses and loss adjustment expenses offset, in part, by a decrease in dividends to policyholders. Losses from wind and rain storm damage in the first quarter of 1995, amounting to $5.7 million, had a more significant impact on the underwriting results of the Automobile and Other Property and Casualty operation than the losses from the Northridge earthquake, amounting to $2.3 million, in the first quarter of 1994. Underwriting results in the Reinsurance operation improved on the absence of major catastrophes in the first quarter of 1995 compared to the corresponding period in 1994 in which losses of $4.8 million were sustained from claims associated with the Northridge earthquake.

Approximately 80% of Zenith's workers' compensation business is written in California where open rating commenced effective January 1, 1995. Intense competition among insurers has arisen and at the end of the first quarter, Zenith had more policies in force than at the end of the prior year, but the associated premiums were lower. The future profitability of Zenith's California Workers' Compensation operation will be dependent upon, among other things, Zenith's ability to compete in an open rating environment and its ability to control costs, including medical, indemnity and loss adjustment expenses.

INVESTMENTS:

Fluctuations in interest rates continue to impact stockholders' equity due to changes in the market value of fixed maturity securities. At March 31, 1995, the unrealized loss on fixed maturities identified as Available-for-Sale was $25.8 million, before deferred taxes, compared to a loss of $49.7 million, before deferred taxes, at December 31, 1994. This change resulted in an increase in stockholders' equity of $24.8 million, after deferred taxes, between December 31, 1994 and March 31, 1995. Stockholders' equity will continue to be affected by future volatility, if any, in the bond markets.

Investment income increased in the quarter ended March 31, 1995 compared to the same period in 1994 due to increased yields, which is demonstrated as follows:

- ----------------------------------------------------------
Investment Income             Three Months Ended March 31,
Dollars in Thousands               1995      1994
- ----------------------------------------------------------
Property and Casualty
 Portfolio (incl. parent)
  Pre-tax                       $10,785   $ 8,712
  Post-tax                        7,215     5,889
Health and Life Portfolio
  Pre-tax                        15,885    14,431
  Post-tax                       10,325     9,380
Consolidated
  Pre-tax                        26,670    23,143
  Post-tax                      $17,540   $15,269
- ----------------------------------------------------------

                                   Page 9

The yields on invested assets, which vary with the general level of interest rates, were as follows:

- ----------------------------------------------------------
Investment Yields             Three Months Ended March 31,
                                  1995      1994
- ----------------------------------------------------------
Property and Casualty
 Portfolio (incl. parent)
  Pre-tax                        5.8%        4.7%
  Post-tax                       3.9%        3.2%
Health and Life Portfolio
  Pre-tax                        7.9%        7.5%
  Post-tax                       5.1%        4.9%

At March 31, 1995 and December 31, 1994, 96.4% and 97.9%, respectively, of the consolidated carrying values of investments in bonds were rated investment grade. At March 31, 1995, the average maturity of the property and casualty portfolio was 4.1 years, compared to 3.7 years at December 31, 1994.

The change in the carrying value of Zenith's consolidated investment portfolio during 1995 was as follows:

Dollars in thousands
- -------------------------------------------------------------------------------
Carrying Value at December 31, 1994                                 $1,462,989
Purchases at cost                                                      122,116
Maturities and exchanges of investments                                 (8,260)
Proceeds from sales of fixed maturity investments:
  Available-for-sale                                (105,966)
  Held-to-maturity                                     None
Proceeds from sales of other investments              (3,519)
                                                   -----------
    Total proceeds from disposals of investments                      (109,485)
Realized gains from maturities and exchanges of investments:
  Held-to-maturity                                        53
Realized gains (losses) from sales of investments:
  Available-for-sale                                     944
  Other investments                                     (157)
                                                   -----------
    Total realized gains on investments                                    840
Unrealized gains on investments                                         25,779
Decrease in short-term investments                                      (2,757)
Net accretion of bonds and preferred                                       352
stocks and other changes
- -------------------------------------------------------------------------------
Carrying Value at March 31, 1995                                    $1,491,574
- -------------------------------------------------------------------------------

                                   Page 10

LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon, dividends from its insurance subsidiaries, whose operations are supported by their own cash flows, and available lines of credit ($50,000,000 at March 31, 1995) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders. In the first quarter of 1995, Zenith's subsidiary, Zenith Insurance Company, paid a dividend of $10.0 million to Zenith. After adjusting for the effects of the cash flows from sales of assets from the trading portfolio in 1994, cash flow from operations decreased in the three months ended March 31, 1995 compared to the corresponding period in 1994 by approximately $3.2 million. The decline was primarily due to increased payments for losses and loss adjustment expenses, which was partially offset by a decrease in income tax paid and improved cash flow from real estate operations, which had not begun to sell homes in the first quarter of 1994.

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        PART II  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

[a] Exhibits

    [11] Statement re: computation          Part I, Item 1, Note 1 of the
          of per share earnings             consolidated financial statements
                                            is incorporated herein by reference

    [27] Financial Data Schedule

[b] Reports on Form 8-K

    None

                       ZENITH NATIONAL INSURANCE CORP.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                ZENITH NATIONAL INSURANCE CORP.
                                                                     Registrant




                                        /s/ Stanley R. Zax
Date: May 12, 1995                   ------------------------------------------
                                     Stanley R. Zax, Chairman of the Board
                                     & President (Principal Executive Officer)


                                       /s/ Fredricka Taubitz
Date: May 12, 1995                  -------------------------------------------
                                    Fredricka Taubitz, Executive Vice President
                                    & Chief Financial Officer
                                    (Principal Accounting Officer)

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                             EXHIBIT INDEX


Exhibit No.      Description                                           Page
  (11)           Statement re: computation of per share earnings        6
                 incorporated herein by reference to Part I, Item 1,
                 Note 1 of the consolidated financial statements

  (27)           Financial Data Schedule

                                     Page 14