Form 10-K/A
period 1994-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1995-06-29
CIK 109261

                                                                       [LOGO]
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                  Form 10-K/A

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

           11      Computation of Earnings Per Share for the three (3) years ended
                   December 31, 1994
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1994, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
           21      Subsidiaries of Zenith.
           23      Consent of Coopers & Lybrand L.L.P., dated March 24, 1995. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
           27      Financial Data Schedule
           28      Property and Casualty Loss Statistics.
           99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1994 for the Zenith Investment Partnership 401(k) Plan.

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS
                                       TO
                                   FORM 10-K/A

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
 23        Consent of Coopers & Lybrand L.L.P., dated March 24, 1995. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
 27        Financial Data Schedule.
 28        Property and Casualty Loss Statistics.
 99.1      Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1994 for the Zenith Investment Partnership 401(k) Plan.

- ------------------------
*Management contract or compensatory plan or arrangement