Form 10-Q
period 1995-06-30
ZENITH NATIONAL INSURANCE CORP
filed 1995-08-11
CIK 109261

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   At July 31, 1995,
17,688,000 shares of common stock were outstanding, net of 6,418,000 shares of treasury stock.

                         PART I   FINANCIAL INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:

Dollars and Shares in Thousands                                              JUN. 30, 1995         DEC. 31, 1994
ASSETS
Investments
  Fixed maturities:
    At amortized cost (fair value $579,801 & $400,964)                           $  553,813            $  410,989
    At fair value (cost $753,657 & $864,133)                                        756,644               813,640
  Floating rate preferred stocks, at fair value (cost $19,618 & $19,618)             18,557                18,506
  Convertible and non redeemable preferred stocks, at fair value
   (cost $8,501 & 8,684)                                                              9,379                 8,153
  Common stocks, at fair value (cost $25,907 & $19,628)                              28,427                19,355
  Mortgage loans on real estate                                                       3,446                 3,503
  Policy loans                                                                       43,135                41,753
  Short-term investments (at cost, which approximates fair value)                    85,152               127,594
  Other investments                                                                  24,504                19,496
                                                                                 ----------            ----------
      TOTAL INVESTMENTS                                                           1,523,057             1,462,989
Cash                                                                                  8,123                 7,114
Accrued investment income                                                            23,413                22,429
Premiums receivable                                                                  76,063                66,898
Receivable from reinsurers and prepaid reinsurance premiums                          65,540                58,873
Federal income tax                                                                                          7,637
Deferred policy acquisition costs                                                   109,672               109,059
Properties and equipment, less accumulated depreciation                              48,943                48,581
Excess of cost over net assets acquired and purchased intangibles and
 other assets                                                                        23,126                23,896
Other assets                                                                         32,229                33,282
                                                                                 ----------            ----------
       TOTAL ASSETS                                                              $1,910,166            $1,840,758
                                                                                 ----------            ----------
                                                                                 ----------            ----------
LIABILITIES
Policy liabilities and accruals
  Unpaid losses and loss expenses                                                $  502,204            $  504,379
  Future policy benefits for life insurance contracts                               162,179               159,842
  Deposits on deferred annuity contracts                                            576,210               569,484
  Policy and contract claims                                                          6,838                 6,054
  Unearned premiums                                                                 131,134               121,867
Policyholders' dividends accrued and accumulated                                     26,063                30,171
Other policyholder funds                                                             14,573                15,999
Reserves on loss portfolio transfers                                                  9,560                 9,972
Senior notes payable, less unamortized issue costs of $830 & $889                    74,171                74,111
Payable to banks                                                                     10,417                 2,471
Federal income tax                                                                    1,439
Other liabilities                                                                    32,240                36,548
                                                                                 ----------            ----------
       TOTAL LIABILITIES                                                          1,547,028             1,530,898
                                                                                 ----------            ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1995 and 1994
Common stock, $1 par - shares authorized 50,000; issued 24,104,
 outstanding 18,694, 1995; issued 24,034, outstanding 18,950, 1994                   24,104                24,034
Additional paid-in capital                                                          252,576               251,363
Retained earnings                                                                   174,784               167,025
Net unrealized appreciation (depreciation) on investments, net of deferred
 tax expense (benefit) of $1,901 & ($3,969)                                           3,531               (47,460)
                                                                                 ----------            ----------
                                                                                    454,995               394,962
Less treasury stock at cost (5,410 shares 1995 & 5,084 shares 1994)                 (91,857)              (85,102)
                                                                                 ----------            ----------
       TOTAL STOCKHOLDERS' EQUITY                                                   363,138               309,860
                                                                                 ----------            ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,910,166            $1,840,758
                                                                                 ----------            ----------
                                                                                 ----------            ----------

The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
Dollars in thousands, except per share data                              1995            1994             1995          1994
CONSOLIDATED REVENUES:
Property and casualty premium income                                   $ 97,945        $100,601         $196,334      $198,472
Health and life premium income and other policy charges                  14,305          15,305           29,148        30,727
Net investment income                                                    27,531          24,455           54,201        47,598
Realized gains on investments                                             2,007             431            2,847         2,247
Real estate sales                                                        11,273           8,773           20,093         8,773
Income from legal settlement                                                              1,760                          1,760
                                                                       --------        --------         --------      --------
     Total revenues                                                     153,061         151,325          302,623       289,577
EXPENSES:
Property and casualty losses and loss expenses incurred                  69,969          66,657          141,423       126,113
Health and life benefits and other policy credits                        19,950          20,369           39,877        40,019
Policy acquisition costs                                                 19,888          22,569           40,645        42,061
Other underwriting and operating expenses                                14,617          11,738           29,384        28,588
Policyholders' dividends and participation                                  658           4,121            3,420        12,969
Real estate construction costs                                           10,711           8,024           18,764         8,024
Interest expense                                                          1,528           1,480            3,087         3,052
                                                                       --------        --------         --------      --------
     Total expenses                                                     137,321         134,958          276,600       260,826
Income from operations before federal income tax                         15,740          16,367           26,023        28,751
Federal income tax                                                        5,540           5,467            8,923         9,651
                                                                       --------         -------         --------      --------
NET INCOME                                                             $ 10,200        $ 10,900         $ 17,100      $ 19,100
                                                                       --------        --------         --------      --------
                                                                       --------        --------         --------      --------
EARNINGS PER SHARE:
Net income per share                                                   $   0.54        $   0.57         $   0.91      $   1.00
                                                                       --------        --------         --------      --------
                                                                       --------        --------         --------      --------

The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                  SIX MONTHS
                                                                                 ENDED JUNE 30,
Dollars in thousands                                                        1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Premiums collected                                                      $ 230,044         $ 236,652
  Investment income received                                                 53,203            47,817
  Deposits on universal life type contracts                                   6,636             6,653
  Proceeds from sales of real estate                                         20,093             8,773
  Recovery from legal settlement                                                                5,886
  Losses & loss adjustment expenses paid                                   (148,791)         (132,595)
  Health claims paid                                                        (15,305)          (15,659)
  Death and surrender benefits paid                                          (7,462)           (6,719)
  Underwriting & other operating expenses paid                              (70,516)          (75,169)
  Real estate construction costs paid                                       (19,104)           (4,536)
  Reinsurance premiums paid                                                 (12,397)          (11,951)
  Dividends paid to policyholders                                            (7,120)          (10,094)
  Interest paid                                                              (3,274)           (3,448)
  Interest on deferred annuity contracts                                    (15,257)          (16,021)
  Income taxes paid                                                          (5,600)          (17,600)
                                                                         ----------         ---------
    Net cash flows from operating activities, excluding cash from
     trading portfolio                                                        5,150            11,989
  Net cash from sales of trading portfolio investments                        1,414           106,465
                                                                         ----------         ---------
    Net cash flows from operating activities, including cash from
     trading portfolio                                                        6,564           118,454
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investments:
    Debt securities Held-to-Maturity                                       (158,014)          (15,286)
    Debt and equity securities Available-for-Sale                           (87,824)         (553,029)
    Other investments                                                       (13,117)           (8,431)
  Proceeds from maturities and exchanges of investments:
    Debt securities Held-to-Maturity                                          7,629            22,440
    Debt and equity securities Available-for-Sale                            23,599            65,500
    Other investments                                                         2,245             3,371
  Proceeds from sales of investments:
    Debt and equity securities Available-for-Sale                           175,970           226,972
    Other investments                                                         4,360             1,229
  Capital and other expenditures                                             (3,175)           (4,990)
  Net decrease in short-term investments                                     43,477           138,482
                                                                         ----------         ---------
    Net cash flows from investing activities                                 (4,850)         (123,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash advanced from bank line of credit                                     13,500
  Cash repaid on bank line of credit                                         (6,500)
  Cash advanced from bank construction loans                                 14,840
  Cash repaid on bank construction loans                                    (13,894)
  Cash dividends paid to common stockholders                                 (9,406)           (9,427)
  Proceeds from exercise of stock options                                     1,166             1,196
  Deposits on deferred annuity contracts                                     16,261            22,046
  Acquisition costs of deferred annuity contracts, deferred                  (1,415)           (2,088)
  Annuitization & return of policyholders' balances on deferred
   annuity contracts                                                        (23,759)          (18,990)
  Interest on deferred annuity contracts                                     15,257            16,021
  Purchase of treasury shares                                                (6,755)
                                                                         ----------         ---------
    Net cash flows from financing activities                                   (705)            8,758
                                                                         ----------         ---------
  Net increase in cash                                                        1,009             3,470
  Cash at beginning of period                                                 7,114             8,560
                                                                         ----------         ---------
  Cash at June 30,                                                       $    8,123         $  12,030
                                                                         ----------         ---------
                                                                         ----------         ---------

   (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)


                                                                             SIX  MONTHS
                                                                            ENDED JUNE 30,
                                                                       1995              1994
                                                                        (Dollars in Thousands)
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                            $17,100           $19,100

  Adjustments to reconcile net income to net cash
   flows from operating activities:
  Depreciation and amortization                                         3,093             2,893
  Net accretion of bonds and preferred stocks                            (119)             (212)
  Realized gains on investments                                        (2,847)           (2,247)
  Net cash from trading portfolio                                       1,414           106,465
  Decrease (increase) in:
    Accrued investment income                                            (984)              295
    Premiums receivable                                                (9,165)          (11,910)
    Receivable from reinsurers                                         (6,667)            1,734
    Deferred policy acquisition costs                                     802               (13)
    Federal income taxes                                                3,323            (8,280)
  Increase (decrease) in:
    Unpaid losses and loss expenses                                    (2,175)           (7,813)
    Future policy benefits for life insurance contracts                 2,337             2,459
    Policy and contract claims                                            784              (820)
    Unearned premiums                                                   9,267            15,627
    Policyholders' dividends accrued and accumulated                   (4,108)            3,990
    Other policyholder funds                                           (1,426)             (642)
    Other                                                              (4,065)           (2,172)
                                                                     --------          --------
      Net cash flows from operating activities                        $ 6,564          $118,454
                                                                     --------          --------
                                                                     --------          --------

   The accompanying notes are an integral part of this statement.

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Computation of earnings per share:

Dollars and shares in thousands, except
 per share data

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,               JUNE 30,
                                             1995      1994      1995         1994

(A) Net income                             $10,200   $10,900    $17,100     $19,100
                                           -------   -------    -------     -------
                                           -------   -------    -------     -------

(B) Number of shares used in calculating primary earnings per share:

  Weighted average outstanding shares
   during the period                        18,681    18,886     18,783      18,870
  Additional common shares issuable under
   employee stock options using the
   treasury stock method (1)                    85       180         93         181
                                           -------   -------    -------     -------
                                            18,766    19,066     18,876      19,051
                                           -------   -------    -------     -------
                                           -------   -------    -------     -------
Net income per share (A)/(B)               $  0.54   $  0.57    $  0.91     $  1.00
                                           -------   -------    -------     -------
                                           -------   -------    -------     -------
(C) Number of fully diluted shares:

  Weighted average outstanding shares
   during the period                        18,681    18,886     18,783      18,870
  Additional common shares issuable under
   employee stock options using the
   treasury stock method (2)                    93       191         97         186
                                           -------   -------    -------     -------
                                            18,774    19,077     18,880      19,056
                                           -------   -------    -------     -------
                                           -------   -------    -------     -------
Net income per share (A)/(C)               $  0.54   $  0.57    $  0.91     $  1.00
                                           -------   -------    -------     -------
                                           -------   -------    -------     -------

(1)  Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.

Note 2.  Investments

At June 30, 1995, Zenith owned certain debt securities in ITT Corporation ("ITT") with an amortized cost of $7,302,000 and a market value of $8,089,000. In June of 1995, Zenith received information from ITT and other sources concerning the proposed treatment of its debt securities, including those owned by Zenith, in connection with a plan of reorganization of ITT into three new companies. Management concluded from this information that a significant deterioration in creditworthiness, as described in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, would occur with respect to its investments in ITT debt securities upon consummation of the reorganization. Accordingly, these securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio and unrealized appreciation on these securities amounting to $787,000 was recorded as an adjustment to stockholders' equity at June 30, 1995.

Note 3.  Subsequent Events

On July 12, 1995, the Company repurchased one million shares of its common stock at a cost of $20,050,000.

        ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          Continued

Note 4. Contingencies Surrounding Estimates of Liabilities for Unpaid Property Casualty Losses and Loss Expenses

In the second quarter of 1995, Zenith commenced implementation of a new workers' compensation computer system which became fully operational effective July 5, 1995. In addition to enhancing data processing, the new system is designed, among other things, to improve work flow in the workers' compensation claims handling process. Management observed certain unusual deviations from normally observed claim reserving trends and patterns in the second quarter of 1995, possibly related to disruption of normal work flows in anticipation of the implementation of the new system. Work flows in the future may continue to be impacted as training and optimization of the new system continues. Management believes that its estimate for liabilities for unpaid workers' compensation losses and loss adjustment expenses (amounting to $290,858,000 out of consolidated reserves for unpaid property and casualty losses and loss adjustment expenses of $502,204,000) at June 30, 1995 included in these consolidated financial statements is adequate. However, subsequent re-interpretation of currently available data or any new information that becomes available may change the estimate of such liabilities in future periods and such changes, if any, will be reflected in the financial statements of the period in which they occur.

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

On May 24, 1995, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable August 16, 1995 to stockholders of record at the close of business on July 31, 1995.


ITEM 2:

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative results of operations are set forth in the table below, followed by a discussion of the significant changes.


- -----------------------------------------------------------------------------
                                      Three months ended   Six months ended
                                            June 30,            June 30,
Dollars in thousands                     1995     1994      1995       1994
- -----------------------------------------------------------------------------

Investment income, after tax,
  excluding health and life            $7,670    $6,447    $14,885    $12,336
Realized gains on investments,
after tax                               1,305       281      1,851      1,461
- -----------------------------------------------------------------------------
Sub-total                               8,975     6,728     16,736     13,797
- -----------------------------------------------------------------------------

Property and Casualty, after tax:
  Underwriting income (loss)              (96)    2,929      1,661      7,055
  Catastrophe losses                               (805)    (3,835)    (3,990)
- -----------------------------------------------------------------------------
Property and casualty underwriting
  income (loss)                           (96)    2,124     (2,174)     3,065
- -----------------------------------------------------------------------------

Health and life income, after tax       2,284     2,174      4,554      4,144
Income from real estate operations,
  after tax                               364       487        863        487
Other income, after tax                           1,144                 1,144
Interest expense, after tax              (993)     (962)    (2,006)    (1,984)
Parent expenses, after tax               (334)     (795)      (873)    (1,553)
- -----------------------------------------------------------------------------
Total                                 $10,200   $10,900    $17,100    $19,100
- -----------------------------------------------------------------------------

             ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      PART I FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPERTY AND CASUALTY OPERATIONS:

Premiums earned, underwriting results and combined ratios for the three and six months ended June 30, 1995 and 1994 were as follows:


- --------------------------------------------------------------------------------------
                           Three Months Ended June 30,     Six Months Ended June 30,
                                                %                               %
Dollars  in Thousands      1995     1994     Increase     1995      1994     Increase
                                            (Decrease)                      (Decrease)
- --------------------------------------------------------------------------------------

Premiums Earned
  Workers' Compensation  $47,928   $54,554      (12%)    $98,629  $107,522       (8%)
  Automobile and Other
     Property & Casualty  39,137    37,567        4%      77,886    74,092        5%
  Reinsurance             10,880     8,480       28%      19,819    16,858       18%
                        --------  --------              --------  --------
Total                    $97,945  $100,601       (3%)   $196,334  $198,472       (1%)
                        --------  --------              --------  --------
                        --------  --------              --------  --------
Underwriting Income (Loss)
Before Taxes
  Workers' Compensation  ($4,039)   $4,360               ($5,333)   $9,579
  Automobile and Other
    Property & Casualty      433    (3,190)               (5,242)   (5,288)
  Reinsurance              3,840     2,070                 7,595       513
                        --------  --------              --------  --------
Total                       $234    $3,240               ($2,980)   $4,804

Combined Ratios
  Workers' Compensation    108.4%     92.0%                105.4%     91.1%
  Automobile and Other
    Property & Casualty     98.9%    108.5%                106.7%    107.1%
  Reinsurance               64.7%     75.6%                 61.7%     97.0%
Total                       99.8%     96.8%                101.5%     97.6%
- --------------------------------------------------------------------------------------


Reduced Workers' Compensation premiums earned for the quarter and six months ended June 30, 1995 compared to the corresponding periods in 1994 reflect the impact of rate decreases mandated in 1994 and the effect of intense competition stemming from open rating in 1995 in California, wherein approximately 80% of Zenith's workers' compensation business is written. Expansion continues outside California primarily in Texas, with additional operations in Arkansas, Illinois and Utah. Nothwithstanding the reduction in premiums, the total number of workers' compensation policies in force at June 30, 1995 increased to 24,500 from 23,100 at December 31, 1994 and from 21,200 at June 30,1994.

Underwriting results in the Workers' Compensation operation declined in the quarter and six months ended June 30, 1995 compared to the corresponding periods in 1994 because of an increase in losses and loss adjustment expenses offset, in part, by a decrease in policyholder

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        PART I FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

dividends.  Also, operating expenses in the Workers'
Compensation operation have not declined commensurately with premium rate reductions due, in part, to a substantial investment in a new Workers' Compensation computer system designed, among other things, to enhance data processing in existing operations and to support expansion of operations into new states. Expenses, before tax, associated with the new system were approximately $5.1 million in the first six months of 1995 and $2.1 million in the second quarter of 1995 compared to $2.2 million and $1.3 million for the corresponding periods in 1994. Underwriting results for 1995 policies in California will most likely continue to be unfavorable at currently prevailing premium rates and expense levels, compared to Zenith's long-term historical results and its operating goal of a combined ratio of 100%. Management is focused on making the necessary adjustments to expense levels to achieve this goal in California as soon as possible.

Losses incurred from the Northridge earthquake negatively impacted underwriting results in all property and casualty lines in the three and six month period ended June 30, 1994. Underwriting results in only the Automobile and Other Property and Casualty operation were reduced by catastrophe losses associated with wind and rain storm damage in California in the first quarter of 1995. Underwriting results in the second quarter of 1995 were unaffected by catastrophe losses.

Investments:

Fluctuations in interest rates continue to impact stockholders' equity due to changes in the market value of fixed maturity securities. At June 30, 1995, the unrealized gain on fixed maturities identified as Available-for-Sale was $3.2 million, before deferred taxes, compared to a loss of $49.7 million, before deferred taxes, at December 31, 1994. This change resulted in an increase in stockholders' equity of $48.4 million, after deferred taxes, between December 31, 1994 and June 30, 1995. Stockholders' equity will continue to be affected by future volatility, if any, in the bond markets.

             ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                       PART I FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Investment income, set forth in the table below, increased in the three and six months ended June 30, 1995 compared to the corresponding periods in 1994 due to increased yields.
The average life of the property and casualty portfolio increased from 3.7 years at December 31, 1994 to 5.1 years at June 30, 1995.


- -----------------------------------------------------------------
                                 Three Months       Six Months
Investment Income               Ended June 30,    Ended June 30,
Dollars in thousands            1995     1994     1995     1994
- -----------------------------------------------------------------
Property and Casualty Portfolio
 (incl. parent)
  Pre-tax                     $11,465   $9,537  $22,250  $18,249
  Post-tax                      7,670    6,447   14,885   12,336
Health and Life Portfolio
  Pre-tax                      16,066   14,918   31,951   29,349
  Post-tax                     10,443    9,697   20,768   19,077
Consolidated
  Pre-tax                      27,531   24,455   54,201   47,598
  Post-tax                    $18,113  $16,144  $35,653  $31,413
- -----------------------------------------------------------------

The yields on invested assets, which vary with the general level of interest rates, were as follows:


- -----------------------------------------------------------------
                                 Three Months       Six Months
Investment Yields               Ended June 30,    Ended June 30,
                                1995     1994     1995     1994
- -----------------------------------------------------------------
Property and Casualty Portfolio
 (incl. parent)
  Pre-tax                        6.3%    5.2%     6.1%     5.0%
  Post-tax                       4.2%    3.5%     4.1%     3.3%
Health and Life Portfolio
  Pre-tax                        8.0%    7.7%     7.9%     7.6%
  Post-tax                       5.2%    5.0%     5.2%     5.0%
- -----------------------------------------------------------------

At June 30, 1995 and December 31, 1994, 95.7% and 97.8%,
respectively, of the consolidated carrying values of investments in debt securities were rated investment grade.

             ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                       PART I FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The change in the carrying value of Zenith's consolidated investment portfolio during 1995 was as follows:


Dollars in thousands
- ----------------------------------------------------------------------------
Carrying Value at December 31, 1994                               $1,462,989
Purchases at cost                                                    259,632
Maturities and exchanges of investments                              (33,473)
Proceeds from sales of investments:
  Available-for-sale                              (175,970)
  Trading portfolio                                 (2,091)
  Held-to-maturity                                    None
  Other investments                                 (4,360)
                                                  ---------
    Total proceeds from disposals of
      investments                                                   (182,421)
Realized gains from maturities and exchanges of investments:
  Held-to-maturity                                      53
  Available-for-sale                                    34
Realized gains (losses) from sales of investments:
  Available-for-sale                                 2,209
  Trading portfolio                                    (61)
  Other investments                                    744
Realized losses from writedown of investments         (132)
                                                  ---------
    Total realized gains on investments                                2,847
Unrealized gains on investments                                       56,861
Decrease in short-term investments                                   (43,477)
Net accretion of bonds and preferred stocks and
  other changes                                                           99
- ----------------------------------------------------------------------------
Carrying Value at June 30, 1995                                   $1,523,057
- ----------------------------------------------------------------------------

Liquidity:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon, dividends from its insurance subsidiaries, whose operations are supported by their own cash flows, and available lines of credit ($43,000,000 at June 30, 1995) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders. On July 12, 1995, Zenith purchased one million shares of its common stock at a cost of $20,050,000. Funds for the repurchase were acquired through borrowings under Zenith's bank lines of credit, reducing the funds available for borrowing to $23,000,000 at July 12, 1995 and resulting in an increase in bank indebtedness of $20,000,000.

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART II  OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders' Meeting of Zenith was held on May 24, 1995. The only matter presented to a vote of the Stockholders was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, is as follows:

Director                         Votes for             Votes Withheld
- --------                         ---------             --------------
George E. Bello                  15,861,730                44,414
Max M. Kampelman                 15,861,067                45,077
Jack M. Ostrow                   15,861,067                45,077
William Steele Sessions          15,861,747                44,397
Harvey L. Silbert                15,861,067                45,077
Robert M. Steinberg              15,861,730                44,414
Saul P. Steinberg                15,861,767                44,377
Gerald Tsai, Jr.                 15,862,167                43,977
Stanley R. Zax                   15,860,472                45,672

There were no votes cast against any Director, no abstentions and no broker non-votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

[a]  Exhibits

[3.1] Certificate of Incorporation of Zenith as in effect immediately prior to November 22, 1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, date of report November 22, 1985.)

[3.2] By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988.)

[10] Revolving Note Agreement, dated July 1, 1995, between Zenith and City National Bank

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

                                       ZENITH NATIONAL INSURANCE CORP.
                                                            REGISTRANT


DATE: AUGUST 11, 1995        \Stanley R. Zax\
                             -----------------------------------------
                             Stanley R. Zax, Chairman of the Board
                             & President (Principal Executive Officer)


DATE: AUGUST 11, 1995       \Fredricka Taubitz\
                            -------------------------------------------
                            Fredricka Taubitz, Executive Vice President
                            & Chief Financial Officer (Principal Accounting
                            Officer)

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                      EXHIBIT INDEX


Exhibit No.       Description                                             Page
- -----------       -----------                                             ----
  [3.1]           Certificate of Incorporation of Zenith as in effect
                  immediately prior to November 22, 1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report
                  July 26, 1985). Certificate of Amendment to Certificate of Incorporation of Zenith, effective November 22,
                  1985. (Incorporated herein by reference to Zenith's
                  Current Report on Form 8-K, date of report November 22,
                  1985.)

  [3.2]           By-Laws of Zenith, as currently in effect.
                  (Incorporated herein by reference to Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988.)

  [10] Revolving Note Agreement, dated July 1, 1995, between Zenith and City National Bank

  [11]            Statement re: computation of per share earnings            6
                  incorporated herein by reference to Part I, Item 1,
                  Note 1 of the consolidated financial statements

  [27]            Financial Data Schedule