Form 10-Q
period 1995-09-30
ZENITH NATIONAL INSURANCE CORP
filed 1995-11-14
CIK 109261

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1995

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
Yes X    No
    --      --


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1995, 17,774,000 shares of common stock were outstanding, net of 6,418,000 shares of treasury stock.

                          PART I FINANCIAL INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:

Dollars and Shares in Thousands                                                      SEPT. 30, 1995  DEC. 31, 1994
ASSETS
Investments
  Fixed maturities:
    At amortized cost (fair value $127,516)                                           $    125,275
    At fair value (cost $471,464 & $573,694)                                               471,229    $   546,120
  Floating rate preferred stocks, at fair value (cost $14,614 & $19,618)                    13,523         18,506
  Convertible and non redeemable preferred stocks, at fair value
    (cost $8,293 & $8,684)                                                                   9,403          8,153
  Common stocks, at fair value (cost $21,815 & $19,628)                                     25,231         19,355
  Short-term investments (at cost, which approximates fair value)                           68,379         97,400
  Other investments                                                                         24,886         19,496
                                                                                     --------------  -------------
    TOTAL INVESTMENTS                                                                      737,926        709,030
Cash                                                                                         8,070          5,358
Accrued investment income                                                                    7,984          8,665
Premiums receivable                                                                         83,318         66,912
Receivable from reinsurers and prepaid reinsurance premiums                                 58,723         58,613
Federal income tax                                                                          15,860         31,270
Deferred policy acquisition costs                                                           22,159         18,506
Properties and equipment, less accumulated depreciation                                     48,721         48,581
Excess of cost over net assets acquired and purchased intangibles and other assets           9,194          9,559
Other assets                                                                                31,314         32,809
Net assets of discontinued operations held for sale                                        119,033        104,372
                                                                                     --------------  -------------
    TOTAL ASSETS                                                                      $  1,142,302    $ 1,093,675
                                                                                     --------------  -------------
                                                                                     --------------  -------------
LIABILITIES
Policy liabilities and accruals
  Unpaid losses and loss expenses                                                     $    505,378    $   510,406
  Unearned premiums                                                                        139,391        121,825
Policyholders' dividends accrued and accumulated                                            14,142         20,522
Other policyholder funds                                                                    12,025         14,605
Reserves on loss portfolio transfers                                                         9,173          9,972
Senior notes payable, less unamortized issue costs of $798 & $889                           74,202         74,111
Payable to banks                                                                            32,395          2,471
Other liabilities                                                                           29,065         29,903
                                                                                     --------------  -------------
    TOTAL LIABILITIES                                                                      815,771        783,815
                                                                                     --------------  -------------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in
 1995 and 1994
Common stock, $1 par - shares authorized 50,000; issued 24,180 outstanding 17,762,
 1995; issued 24,034, outstanding 18,950, 1994                                              24,180         24,034
Additional paid-in capital                                                                 253,969        251,363
Retained earnings                                                                          158,794        167,025
Net unrealized appreciation (depreciation) on investments, net of deferred tax
 expense (benefit) of $895 & ($3,969)                                                        1,663        (47,460)
                                                                                     --------------  -------------
                                                                                           438,606        394,962
Less treasury stock at cost (6,418 shares 1995 & 5,084 shares 1994)                       (112,075)       (85,102)
                                                                                     --------------  -------------
    TOTAL STOCKHOLDERS' EQUITY                                                             326,531        309,860
                                                                                     --------------  -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,142,302    $ 1,093,675
                                                                                     --------------  -------------
                                                                                     --------------  -------------

The accompanying notes are an integral part of this statement.

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
Dollars in Thousands, except per share data                           1995        1994        1995        1994
CONSOLIDATED REVENUES:
Property and casualty premium income                               $  108,401  $  115,653  $  321,899  $  333,070
Net investment income                                                  11,510      10,450      34,750      29,738
Realized gains (losses) on investments                                  1,548        (628)      2,727       1,452
Real estate sales                                                       8,859       7,079      28,952      15,852
Income from legal settlement                                                           71                   1,831
                                                                   ----------  ----------  ----------  ----------
    Total revenues                                                    130,318     132,625     388,328     381,943
EXPENSES:
Property and casualty losses and loss expenses incurred                78,711      79,080     233,936     220,293
Policy acquisition costs                                               20,536      18,803      57,559      57,590
Other underwriting and operating expenses                              10,805      11,639      34,064      34,251
Policyholders' dividends and participation                              1,489       2,867       4,166      15,077
Real estate construction costs                                          8,406       6,421      27,170      14,445
Interest expense                                                        1,897       1,461       4,984       4,513
                                                                   ----------  ----------  ----------  ----------
    Total expenses                                                    121,844     120,271     361,879     346,169

Income from continuing operations before federal income tax             8,474      12,354      26,449      35,774
Federal income tax                                                      2,474       4,250       8,580      12,030
                                                                   ----------  ----------  ----------  ----------
Income from continuing operations                                       6,000       8,104      17,869      23,744
DISCONTINUED OPERATIONS:
Income from life and annuity operations of CalFarm Life (less
 income tax of $645, $1,067, $3,463, & $2,939)                          1,200       1,996       6,431       5,456
Estimated loss on disposal of CalFarm Life, including estimated
 income tax expense of $5,600                                         (19,000)                (19,000)
                                                                   ----------  ----------  ----------  ----------
    Income (loss) from discontinued operations                        (17,800)      1,996     (12,569)      5,456
                                                                   ----------  ----------  ----------  ----------
NET INCOME (LOSS)                                                  $  (11,800) $   10,100  $    5,300  $   29,200
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
EARNINGS PER SHARE:
Income from continuing operations per share                              0.34        0.42        0.97        1.24
Income (loss) from discontinued operations per share                    (1.00)       0.11       (0.68)       0.29
                                                                   ----------  ----------  ----------  ----------
Net income (loss) per share                                        $    (0.66) $     0.53  $     0.29  $     1.53
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                 NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
Dollars in Thousands                                                                           1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Premiums collected                                                                         $ 339,075  $ 352,399
  Investment income received                                                                    34,767     29,198
  Proceeds from sales of real estate                                                            28,953     15,852
  Recovery from legal settlement                                                                            5,957
  Losses & loss adjustment expenses paid                                                      (240,382)  (226,849)
  Underwriting & other operating expenses paid                                                 (93,223)   (89,401)
  Real estate construction costs paid                                                          (27,490)   (23,505)
  Reinsurance premiums paid                                                                    (16,274)   (17,241)
  Dividends paid to policyholders                                                               (9,683)   (12,345)
  Interest paid                                                                                 (3,523)    (3,858)
  Income taxes paid                                                                             (2,143)   (21,899)
                                                                                             ---------  ---------
    Net cash from continuing operating activities, excluding trading portfolio                  10,077      8,308
  Net cash from sales of trading portfolio investments                                           2,138      4,903
                                                                                             ---------  ---------
    Net cash from continuing operating activities, including trading portfolio                  12,215     13,211
  Net cash from discontinued operating activities, including trading portfolio                  10,046    113,875
                                                                                             ---------  ---------
    Net cash flows from operating activities                                                    22,261    127,086
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Debt securities Held-to-Maturity                                                          (131,785)
    Debt and equity securities Available-for-Sale                                              (99,297)  (425,435)
    Other investments                                                                          (12,663)    (4,985)
  Proceeds from maturities and exchanges of investments:
    Debt securities Held-to-Maturity                                                             2,089
    Debt and equity securities Available-for-Sale                                               13,567     70,157
    Other investments                                                                            2,021
  Proceeds from sales of investments:
    Debt and equity securities Available-for-Sale                                              195,074    233,154
    Other investments                                                                            5,042      1,800
  Capital and other expenditures                                                                (3,904)    (5,010)
  Losses and loss adjustment expenses paid under portfolio transfers                            (1,326)    (1,352)
  Net decrease in short-term investments                                                        30,691    133,483
  Net cash used in investing activities of discontinued operations                             (19,277)  (137,251)
                                                                                             ---------  ---------
    Net cash flows from investing activities                                                   (19,768)  (135,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash advanced from bank line of credit                                                        34,500
  Cash repaid on bank line of credit                                                            (6,750)
  Cash advanced from bank construction loans                                                    23,232
  Cash repaid on bank construction loans                                                       (21,058)
  Cash dividends paid to common stockholders                                                   (13,830)   (14,154)
  Proceeds from exercise of stock options                                                        2,507      1,944
  Purchase of treasury shares                                                                  (26,973)
  Net cash provided by financing activities of discontinued operations                           8,591     22,345
                                                                                             ---------  ---------
    Net cash flows from financing activities                                                       219     10,135
                                                                                             ---------  ---------
  Net increase in cash                                                                           2,712      1,782
  Cash at beginning of period                                                                    5,358      6,808
                                                                                             ---------  ---------
  Cash at September 30,                                                                      $   8,070  $   8,590
                                                                                             ---------  ---------
                                                                                             ---------  ---------

          (continued)

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (continued)


                                                           NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                          1995       1994
                                                       (Dollars in Thousands)
  RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
    TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                       $ 17,869    $ 23,744

  Adjustments to reconcile net income to net cash
   flows from operating activities:
  Depreciation and amortization                            3,612       3,732
  Net amortization (accretion) of bonds and preferred
   stocks                                                   (353)       (973)
  Realized gains on investments                           (2,727)     (1,452)
  Net cash from trading portfolio                          2,138       4,903
  Decrease (increase) in:
    Accrued investment income                                681         231
    Premiums receivable                                  (16,406)    (13,804)
    Receivable from reinsurers                              (110)        741
    Deferred policy acquisition costs                     (3,653)     (2,226)
    Federal income taxes                                   6,437      (9,787)
    Real estate and construction in progress                 480     (11,191)
    Receivable from legal settlement                                   4,126
  Increase (decrease) in:
    Unpaid losses and loss expenses                       (4,459)     (6,937)
    Future policy benefits for life insurance contracts     (163)         76
    Policy and contract claims                              (406)       (289)
    Unearned premiums                                     17,566      16,592
    Policyholders' dividends accrued and accumulated      (6,380)      3,032
    Other policyholder funds                              (2,580)     (1,007)
    Other                                                    669       3,700
  Net cash from discontinued operating activities,
   including trading portfolio                            10,046     113,875
                                                        --------    --------
      Net cash flows from operating activities          $ 22,261    $127,086
                                                        --------    --------
                                                        --------    --------



   The accompanying notes are an integral part of this statement.

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Computation of earnings per share:

Dollars and shares in thousands, except per share data

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                    1995          1994         1995          1994
(A) Net income (loss)                                             $(11,800)     $10,100      $ 5,300     $ 29,200
                                                                  --------      -------      -------     --------
                                                                  --------      -------      -------     --------

(B) Number of shares used in calculating primary earnings per share:

    Weighted average outstanding shares
     during the period                                              17,733       18,935       18,433       18,892
    Additional common shares issuable under
     employee stock options using the
     treasury stock method (1)                                         119          236          102          199
                                                                  --------      -------      -------     --------
                                                                    17,852       19,171       18,535       19,091
                                                                  --------      -------      -------     --------
                                                                  --------      -------      -------     --------
Net income (loss) per share (A)/(B)                               $  (0.66)     $  0.53      $  0.29     $   1.53
                                                                  --------      -------      -------     --------
                                                                  --------      -------      -------     --------

(C) Number of fully diluted shares:

    Weighted average outstanding shares
     during the period                                              17,733       18,935       18,433       18,892
    Additional common shares issuable under
     employee stock options using the
     treasury stock method (2)                                         172          236          122          203
                                                                  --------      -------      -------     --------
                                                                    17,905       19,171       18,555       19,095
                                                                  --------      -------      -------     --------
                                                                  --------      -------      -------     --------
Net income (loss) per share (A)/(C)                               $  (0.66)     $  0.53      $  0.29     $   1.53
                                                                  --------      -------      -------     --------
                                                                  --------      -------      -------     --------

(1) Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.


Note 2.  Investments

At June 30, 1995, Zenith owned certain debt securities in ITT Corporation ("ITT") with an amortized cost of $7,302,000 and a market value of $8,089,000. In June of 1995, Zenith received information from ITT and other sources concerning the proposed treatment of its debt securities, including those owned by Zenith, in connection with a plan of reorganization of ITT into three new companies. Management concluded from this information that a significant deterioration in creditworthiness, as described in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, would occur with respect to its investments in ITT debt securities upon consummation of the reorganization. Accordingly, these securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio and unrealized appreciation on these securities amounting to $787,000 was recorded as an adjustment to stockholders' equity in the second quarter of 1995. These securities were tendered in the third quarter of 1995, resulting in a realized gain of $972,000, before tax, $559,000 of which is included in discontinued operations.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  CONTINUED

Note 3. Contingencies Surrounding Estimates of Liabilities for Unpaid Property and Casualty Losses and Loss Expenses

On July 5, 1995, Zenith's new workers' compensation computer system became operational. In addition to enhancing data processing, the new system is designed, among other things, to improve work flow in the workers' compensation claims handling process. Management continued to observe certain unusual claim reserving trends and patterns in the third quarter of 1995, possibly related to disruption of normal work flows due to implementation of the new system. Work flows in the future may continue to be impacted as training and optimization of the new system continues. Management believes that its estimate for liabilities for unpaid workers' compensation losses and loss adjustment expenses (amounting to $290,633,000 of consolidated reserves for unpaid property and casualty losses and loss adjustment expenses of $505,378,000) at September 30, 1995 included in these consolidated financial statements is adequate. However, subsequent re-interpretation of currently available data or any new information that becomes available may change the estimate of such liabilities in future periods and such changes, if any, will be reflected in the financial statements of the period in which they occur.

Note 4. Recently Issued Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and is effective for fiscal years beginning after December 15, 1995. Zenith has not yet quantified the impact of SFAS No. 123, nor has it determined how or when it will implement SFAS No. 123.




Note 5.  Discontinued Operations

During the third quarter of 1995, Zenith reached an agreement to sell its wholly-owned subsidiary, CalFarm Life Insurance Company ("CalFarm Life"), to a subsidiary of SunAmerica, Inc. for approximately $120 million in cash, with Zenith retaining CalFarm Life's group health insurance business. The transaction is expected to be completed in the fourth quarter of 1995, at which time the proceeds will be available for use in continuing operations.

The life insurance and annuity business of CalFarm Life has been accounted for as a discontinued operation, and the consolidated financial statements for prior periods contained herein have been restated accordingly. Health insurance operations are included in the property and casualty business segment.

Revenues of the discontinued operation for the three and nine month periods ended September 30, 1995 were $22,213,000 and $66,826,000, respectively, and were $20,592,000 and $60,852,000 for the three and nine month periods ended September 30, 1994, respectively.

                                                                   continued...

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    CONTINUED

Note 5.  Discontinued Operations (Continued)

Summary information with respect to net assets of discontinued life and annuity operations is set forth below:

                                                                               SEPT. 30,     DEC. 31,
                                                                                  1995         1994
Dollars in thousands
ASSETS:
Investments                                                                    $ 796,566    $ 753,959
Cash                                                                                 669        1,756
Accrued investment income                                                         15,804       13,764
Receivable from reinsurers                                                           455          260
Deferred policy acquisition costs                                                 89,268       90,553
Excess of cost over net assets acquired and purchased intangibles                 13,610       14,337
Other assets                                                                         509          459
                                                                               ---------    ---------
    TOTAL ASSETS                                                                 916,881      875,088

LIABILITIES:
Future policy benefits for life insurance contracts                              161,962      157,890
Deposits on deferred annuity contracts                                           578,686      569,484
Policy and contract claims                                                         1,313        1,979
Policyholder dividends accrued and accumulated                                     9,561        9,649
Other policyholder funds                                                           1,514        1,394
Federal income tax                                                                23,080       23,633
Other liabilities                                                                  8,332        6,687
                                                                               ---------    ---------
    TOTAL LIABILITIES                                                            784,448      770,716
                                                                               ---------    ---------
Net assets before provision for loss on disposal                                 132,433      104,372
Reserve for estimated loss on sale of CalFarm Life, including
  estimated tax on disposal                                                      (19,000)
                                                                               ---------    ---------
Net assets of discontinued operations                                          $ 113,433    $ 104,372
                                                                               ---------    ---------
                                                                               ---------    ---------
Net assets of discontinued operations, excluding estimated
  tax on disposal                                                              $ 119,033
Estimated income tax on disposal, included in consolidated
  Federal income tax                                                              (5,600)
                                                                               ---------
Net assets of discontinued operations                                          $ 113,433
                                                                               ---------
                                                                               ---------

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

On September 14, 1995, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable November 15, 1995 to stockholders of record at the close of business on October 31, 1995.

ITEM 2:

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter of 1995, Zenith signed a definitive agreement to sell its wholly-owned subsidiary, CalFarm Life Insurance Company ("CalFarm Life"), to a subsidiary of SunAmerica Inc. for approximately $120 million in cash, with Zenith retaining the group health insurance business written by CalFarm Life. An estimated loss of $19 million associated with the sale has been recorded in the third quarter of 1995, and the transaction is expected to be completed in the fourth quarter of 1995. The results of operations and net assets of CalFarm Life's annuity and life insurance business are included as "discontinued operations" in the accompanying consolidated financial statements.

The comparative results of continuing operations are set forth in the table below, followed by a discussion of the significant changes.



-------------------------------------------------------------------------------------------
                                                    Three Months ended    Nine Months ended
                                                       September 30,        September 30,
Dollars in Thousands                                  1995       1994      1995      1994
-------------------------------------------------------------------------------------------
Investment income, after tax                        $ 7,691    $ 7,024   $23,220    $20,035
Realized gains (losses) on investments, after tax     1,007       (407)    1,773        944
-------------------------------------------------------------------------------------------
Sub-total                                             8,698      6,617    24,993     20,979
-------------------------------------------------------------------------------------------

Property and Casualty, after tax:
   Underwriting income (loss)                        (1,084)     4,716       341     15,310
   Catastrophe losses                                  (325)    (2,340)   (4,160)    (9,750)
-------------------------------------------------------------------------------------------
Property and casualty underwriting income (loss)     (1,409)     2,376    (3,819)     5,560
-------------------------------------------------------------------------------------------

Income from real estate operations, after tax           295        427     1,158        914
Other income, after tax                                             46                1,190
Interest expense, after tax                          (1,234)      (949)   (3,240)    (2,933)
Parent expenses, after tax                             (350)      (413)   (1,223)    (1,966)
-------------------------------------------------------------------------------------------
Income from continuing operations                   $ 6,000    $ 8,104   $17,869    $23,744
-------------------------------------------------------------------------------------------


               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                         PART 1 FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPERTY AND CASUALTY OPERATIONS:

Premiums earned, underwriting results and combined ratios for the three and nine months ended September 30, 1995 and 1994 were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                        Three Months ended Sept. 30,       Nine Months ended Sept. 30
                                                                                %                                %
Dollars in Thousands                                    1995       1994     Increase       1995       1994     Increase
                                                                           (Decrease)                         (Decrease)
-------------------------------------------------------------------------------------------------------------------------
Premiums Earned
  Workers' Compensation                               $ 48,784   $ 58,907       (17%)     $147,413   $166,429      (11%)
  Other Property & Casualty (1)                         48,137     46,887         3%       143,187    139,924        2%
  Reinsurance                                           11,480      9,859        16%        31,299     26,717       17%
                                                      --------   --------                 --------   --------
Total                                                 $108,401   $115,653        (6%)     $321,899   $333,070       (3%)
                                                      --------   --------                 --------   --------
                                                      --------   --------                 --------   --------
Underwriting Income (Loss) Before Taxes
  Workers' Compensation                               $ (4,999)    $4,193                 $(10,332)  $ 13,772
  Other Property & Casualty (1)                           (845)      (461)                  (6,451)    (5,569)
  Reinsurance                                            3,244        168                   10,839        681
                                                      --------   --------                 --------   --------
Total                                                 $ (2,600)    $3,900                 $ (5,944)  $  8,884

Combined Ratios
  Workers' Compensation                                  110.2%      92.9%                   107.0%      91.7%
  Other Property & Casualty (1)                          101.8%     101.0%                   104.5%     104.0%
  Reinsurance                                             71.7%      98.3%                    65.4%      97.5%
Total                                                    102.4%      96.6%                   101.8%      97.3%

(1) Includes group health insurance

-------------------------------------------------------------------------------------------------------------------------

Reduced Workers' Compensation premiums earned for the quarter and nine months ended September 30, 1995 compared to the corresponding periods in 1994 reflect the continuing impact of rate decreases mandated in 1994 and the effect of intense competition stemming from open rating in 1995, in california, wherein approximately 80% of Zenith's workers' compensation business was written in the nine months ended September 30, 1995. Notwithstanding these reductions, the number of policies in force increased during 1995 principally as a result of continuing expansion outside California primarily in Texas, with additional operations in Arkansas, Illinois and Utah. The number of policies in force outside California increased from 2,000 at December 31, 1994 to 3,300 at September 30, 1995. In California, the umber of policies in force remained fairly constant during 1995 at approximately 21,500.

Underwriting results in the Workers' Compensation operation declined in the quarter and nine months ended September 30, 1995 compared to the corresponding periods in 1994 because of an increase in losses incurred on reduced premium income offset, in part, by a decrease in

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        PART I FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

policyholder dividends. Also, operating expenses in the Workers' Compensation operation have not declined commensurately with premium rate reductions due, in part, to a substantial investment in a new Workers' Compensation computer system designed, amoung other things, to enhance data processing in existing operations and to support expansion of operations into new states. Underwriting results for 1995 policies in California will most likely continue to be unfavorable at currently prevailing premium rates and expense levels, compared to Zenith's long-term historical results and its operating goal of a combined ratio of about 100%. Management plans to make the necessary adjustments to reduce expenses, implement a rate increase of about 8% in California effective January 1, 1996 and continue the expansion of workers' compensation operations outside California.

Catastrophe losses incurred from the Northridge earthquake negatively impacted underwriting results in all property and casualty lines in the nine month period ended September 30, 1994 and in the Reinsurance operation in the three months ended September 30, 1994. Underwriting results for the nine months ended September 30, 1995 in the Other Property and Casualty operation were reduced by catastrophe losses associated with wind and rain storm damage in California during the first quarter. Reinsurance underwriting results in the third quarter of 1995 were impacted slightly by incurred losses from storm damage resulting from hurricanes in the Caribbean.

INVESTMENTS:

Fluctuations in interest rates continue to impact stockholders' equity due to changes in the market value of fixed maturity securities. At September 30, 1995, the unrealized loss on fixed maturities, including those held for discontinued operations, was $0.8 million, before deferred taxes, compared to an unrealized loss of $49.7 million, before deferred taxes, at December 31, 1994. This change resulted in an increase in stockholders' equity of $45.8 million, after deferred taxes, between December 31, 1994 and September 30, 1995. Stockholders' equity will continue to be affected by future volatility, if any, in the bond markets.

Investment income, set forth in the following table, increased in the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994 due to increased yields. The average life of the portfolio increased from
3.6 years at December 31, 1994 to 4.7 years at September 30, 1995.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                            PART I FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

-------------------------------------------------------------------------------
                                           Three Months          Nine Months
                                          Ended Sept. 30,      Ended Sept. 30,
Dollars in thousands                      1995       1994      1995       1994
-------------------------------------------------------------------------------
Investment Income
  Pre-tax                                $11,510    $10,450   $34,750   $29,738
  Post-tax                                 7,691      7,024    23,220    20,035
-------------------------------------------------------------------------------

The yields on invested assets, which vary with the general level of interest rates, were as follows:

-------------------------------------------------------------------------------
                                           Three Months          Nine Months
                                          Ended Sept. 30,      Ended Sept. 30,
Dollars in thousands                      1995       1994      1995       1994
-------------------------------------------------------------------------------
Investment Income
  Pre-tax                                   6.1%      5.5%      6.1%      5.2%
  Post-tax                                  4.1%      3.7%      4.1%      3.5%
-------------------------------------------------------------------------------

At September 30, 1995 and December 31, 1994, 95.9% and 98.1%, respectively, of the consolidated carrying values of investments in debt securities were rated investment grade.

The change in the carrying value of Zenith's consolidated investment portfolio during 1995 was as follows:

Dollars in thousands
-------------------------------------------------------------------------------
Carrying Value at December 31, 1994,
  including assets of discontinued operations                        $1,462,989
Purchases at cost                                                       308,067
Maturities and exchanges of investments                                 (51,788)
Proceeds from sales of investments
    Available-for-sale                               (214,423)
    Trading portfolio                                  (1,902)
    Other investments                                  (5,043)
                                                     --------
        Total proceeds from disposals of
          investments                                                  (221,368)
Realized gains from maturities and exchanges of
  investments:
    Held-to-maturity                                      139
    Available-for-sale                                    726
Realized gains (losses) from sales of investments:
    Available-for-sale                                  3,485
    Trading portfolio                                     926
    Other investments                                    (210)
Realized losses from writedown of investments            (132)
                                                     --------
    Total realized gains on investments                                   4,934
Unrealized gains on investments                                          53,987
Decrease in short-term investments                                      (20,859)
Net amortization of bonds and preferred stock and
  other charges                                                          (1,470)
Transfer to net assets of discontinued operations
  held for sale                                                        (796,566)
-------------------------------------------------------------------------------
Carrying Value at September 30, 1995 of assets of
  continuing operations                                               $ 737,926
-------------------------------------------------------------------------------

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                       PART I FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon, dividends from its insurance subsidiaries, whose operations are supported by their own cash flows, and available lines of credit ($22,250,000 at September 30, 1995) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders. On July 12, 1995, Zenith purchased one million shares of its common stock at a cost of $20,050,000. The repurchase was made with cash from borrowings under Zenith's bank lines of credit. Proceeds from the sale of CalFarm Life Insurance Company of $120 million, less closing costs, are expected to be received in the fourth quarter of 1995 and will then be available to repay bank lines of credit and for use in continuing operations.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                            PART II  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

[a]  Exhibits

[2.1]          Stock Acquisition Agreement, dated as of September 19,
               1995, between Anchor National Life Insurance Company and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Report on Form 8-K dated October 6, 1995.)

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






                                              ZENITH NATIONAL INSURANCE CORP.
                                                                   Registrant







Date: November 14, 1995             \Stanley R. Zax\
                                    -------------------------------------
                                    Stanley R. Zax, Chairman of the Board
                                    & President (Principal Executive Officer)







                                    \Fredricka Taubitz\
                                    ------------------------------------------
Date: November 14, 1995             Fredricka Taubitz, Executive Vice President
                                    & Chief Financial Officer (Principal
                                    Accounting Officer)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                EXHIBIT INDEX






Exhibit No.  Description                                                  Page
-----------  -----------                                                  ----
     [2.1]   Stock Acquisition Agreement, dated as of September 19,
             1995, between Anchor National Life Insurance Company and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Report on Form
             8-K dated October 6, 1995.)

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