Form 10-K
period 1995-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1996-03-29
CIK 109261

                                                                      THE ZENITH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM .............. TO  ..............

        COMMISSION FILE NUMBER 1-9627

                        ZENITH NATIONAL INSURANCE CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                95-2702776
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION
            OR ORGANIZATION)

  21255 CALIFA STREET, WOODLAND HILLS,                  91367-5021
               CALIFORNIA                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 713-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                        WHICH REGISTERED
  ----------------------------------------  --------------------------------------
       Common Stock, $1.00 Par Value               New York Stock Exchange
              (TITLE OF CLASS)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 27, 1996 was approximately $227,866,000 (based on the closing sale price of such stock on such date).

    At March 27, 1996, 17,657,004 shares of Common Stock were outstanding, net of 6,671,190 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1995 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 1996 Annual Meeting of Stockholders -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS
GENERAL

    Zenith National Insurance Corp. ("Zenith"), a Delaware corporation incorporated in 1971, is a holding company. Zenith is engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), CalFarm Insurance Company ("CalFarm Insurance"), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star"), in the property-casualty insurance business. The average combined ratio for the 10 years ended December 31, 1995 of Zenith's property-casualty operations was 100.4%. In 1993, Zenith commenced real estate operations, developing private residences for sale in Las Vegas, Nevada, through its wholly-owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt"). In 1995, Zenith sold its wholly-owned subsidiary, CalFarm Life Insurance Company ("CalFarm Life"), to a subsidiary of SunAmerica Inc. for approximately $120 million in cash, with Zenith retaining the group health insurance business previously written by CalFarm Life. The results of operations and net assets of CalFarm Life's life and annuity business are included in Zenith's consolidated financial statements as discontinued operations and results of the health insurance operation are included in Other Property-Casualty results which have been restated. Net income in 1995 includes a loss of $19.5 million associated with the sale of CalFarm Life.

    The 1995 edition of Best's Key Rating Guide ("Best's") gives Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star, collectively, ratings of A+ (superior). Standard & Poor's Corporation ("S&P") has rated the claims-paying ability of Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star AA- (excellent). Best's ratings and S&P's ratings of claims-paying ability are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

    At December 31, 1995, Zenith and its subsidiaries had approximately 1,400 employees.

    The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

GLOSSARY OF SELECTED INSURANCE TERMS

    The following terms when used herein have the following meanings:

Assume                        To receive from a ceding company all or a portion
                              of a risk in consideration of receipt of a
                              premium.
Cede                          To transfer to a reinsurer all or a portion of a
                              risk in consideration of payment of a premium.
Combined ratio                The sum of underwriting expenses, net incurred
                              losses, loss adjustment expenses and
                              policyholders' dividends, expressed as a
                              percentage of net premiums earned. The combined
                              ratio is the key measure of underwriting
                              profitability used in the property and casualty
                              insurance business.
Development                   The amount by which losses, measured subsequently
                              by reference to payments and additional estimates,
                              differ from those originally reported for a
                              period. Development is favorable when losses
                              ultimately settle for less than levels at which
                              they were reserved or subsequent estimates
                              indicate a basis for reserve decreases on open
                              claims. Development is unfavorable when losses
                              ultimately settle for more than levels at which
                              they were reserved or subsequent estimates
                              indicate a basis for reserve increases on open
                              claims.

Excess of loss reinsurance    A form of reinsurance in which the reinsurer pays
                              all or a specified percentage of a loss caused by
                              a particular occurrence or event in excess of a
                              fixed amount and up to a stipulated limit.
Incurred but not reported     Claims relating to insured events that have
 claims                       occurred but have not yet been reported to the
                              insurer or reinsurer.
Loss adjustment expenses      The expenses of investigating and settling claims,
                              including legal and other fees, and general
                              expenses of administering the claims adjustment
                              process.
Net premiums earned           The portion of net premiums written applicable to
                              the expired period of policies.
Participating policy          A policy upon which dividends may be paid after
                              expiration.
Policyholders' surplus or     The amount remaining after all liabilities are
 statutory capital            subtracted from all admitted assets, as determined
                              in accordance with statutory accounting practices.
                              This amount is regarded as financial protection to
                              policyholders in the event an insurance company
                              suffers unexpected or catastrophic losses.
Reinsurance                   A transaction in which an original insurer, or
                              cedant, remits a portion of the premium to a
                              reinsurer, or assuming company, as payment for the
                              reinsurer's assumption of a portion of the risk.
Reserves or loss reserves     The balance sheet liability representing estimates
                              of amounts needed to pay reported and unreported
                              claims and related loss adjustment expenses
                              (stated without reduction for reinsurance ceded
                              after 1992).
Retrocession                  A reinsurance of reinsurance assumed.
Statutory accounting          Accounting principles prescribed or permitted by
 practices                    the states' departments of insurance. In general,
                              statutory accounting practices address
                              policyholder protection and solvency and are more
                              conservative in presentation of earnings, surplus
                              and assets than generally accepted accounting
                              principles.
Treaty                        A contract of reinsurance.
Underwriting                  The process whereby an insurer reviews
                              applications submitted for insurance coverage and
                              determines whether it will accept all or part, and
                              at what premium, of the coverage being requested.
Underwriting expenses         The aggregate of policy acquisition costs and the
                              portion of administrative, general and other
                              expenses attributable to the underwriting process
                              as they are accrued and expensed.

DESCRIPTION OF THE BUSINESS

    Zenith and its subsidiaries conduct business principally in the property and casualty insurance industry. Property-casualty operations are comprised of:
Workers' Compensation (46% of 1995 consolidated net premiums earned); other property-casualty principally automobile, homeowners, farmowners, commercial coverages and health insurance (44% of 1995 consolidated net premiums earned); and reinsurance (10% of 1995 consolidated net premiums earned). Results of such operations for the three years ended December 31, 1995 are set forth in the table on page 29 of the 1995 Annual Report to Stockholders, which table is hereby incorporated by reference. The earnings of Zenith's property and casualty operations are supplemented by the generation of investment income discussed under "Investments."

    Zenith also conducts real estate operations through a wholly-owned subsidiary that develops land and constructs private residences for sale in Las Vegas, Nevada. Zenith's business segments are described in Note 15 -- "Segment Information" on page 54 of the 1995 Annual Report to Stockholders, which note is hereby incorporated by reference.

  PROPERTY AND CASUALTY -- WORKERS' COMPENSATION INSURANCE

    Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard workers' compensation policy issued by Zenith Insurance provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary with the nature and severity of the injury or disease and the wages, occupation and age of the employee. Historically, Zenith's workers' compensation business was produced exclusively in California with minor incidental coverages out of state for its larger policyholders. In 1992, Zenith began workers' compensation operations in the Texas workers' compensation market. Since then, Zenith has further expanded its national workers' compensation operations. Net premiums earned in 1995 by state are set forth in the table below:

                                 1995 PREMIUMS EARNED        %
                                -----------------------  ---------
California....................     $     159,356,000          78.4%
Texas.........................            32,298,000          15.9
Arkansas......................             8,584,000           4.2
Other.........................             3,014,000           1.5
                                -----------------------  ---------
                                   $     203,252,000         100.0%
                                -----------------------  ---------
                                -----------------------  ---------

    Zenith's managed care efforts, return to work strategies, safety and health, fraud and litigation efforts resulted in the lowest workers' compensation loss ratio in the United States. According to A.M. Best, Zenith's 5 year loss ratio of 45.9% through 1994 (latest available statistics) was the lowest loss ratio of the top 50 insurers. During the past 10 years, the Zenith's workers compensation combined ratio was 99.2%.

    Zenith Insurance is licensed to conduct business in 30 states and the District of Columbia and has applications pending throughout most of the nation. Zenith's goal is to be a specialist risk-oriented national workers' compensation insurer. National results for workers' compensation insurers in recent years have been favorable by recent historic standards and Zenith's non-California underwriting results in 1995 were more favorable than its California results. However, increased competition, nationally, is expected to follow from these favorable trends and management intends to progress cautiously with its national expansion.

    Competition, regulation, rate adequacy and the feasibility of containing the elements of the cost of claims are among the key factors in determining the favorability of a given workers' compensation market. Regulation is principally a matter for state legislatures. In California, workers' compensation legislation was enacted in 1993 which, together with private initiatives undertaken by Zenith and other insurers, produced significant improvements in a theretofore runaway claims cost environment. However, the California Insurance Commissioner reduced minimum rates on three separate occasions in 1993 and 1994 in response. Rates were deregulated effective January 1, 1995 and thereafter insurance companies file and use their own, actuarially determined, rates in California for workers' compensation insurance. The rates filed and used by Zenith in California are determined to provide a margin for underwriting profits. Zenith increased its California rates by 8% effective January 1, 1996. Future profitability of Zenith's workers' compensation operation will be dependent upon its ability to compete in an open rating environment in California, the outlook for economic growth in California and Zenith's continuing efforts to control medical and indemnity costs through return to work and managed care strategies. At present, competition is intense and Zenith is quoting on large numbers of policies focused on achieving the goal of a combined ratio of 100%.

    Generally, premiums for workers' compensation insurance policies are a function of the applicable premium rate, which includes the insured employer's experience modification factor (where applicable) and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Additional policy features may be added to enhance the outcome for the policyholder in the event of favorable claims experience. Predominant among such features has been, historically, the participating policy in which a dividend has been paid after policy expiration. With the advent of open rating in California and an emphasis on, among other things, overall pricing at inception, dividends decreased significantly in 1995 and are likely to become relatively insignificant in the future as an element in workers' compensation insurance.

    Zenith is continuing to market integrated workers' compensation, health and disability insurance products ("24-Hour Coverage") in alliances with selected health insurers, health maintenance organizations and UNUM Corporation, the nation's largest disability insurance company. The policies are sold on an integrated basis in California under the name "SinglePoint." At this time, it is too early for management to predict the likely outcome of 24-Hour Coverage on the future results of its operations.

  PROPERTY AND CASUALTY -- OTHER

    Zenith, through CalFarm Insurance, offers a comprehensive line of property and casualty insurance, including automobile, farmowners, commercial multiple peril packages and homeowners coverage. Additionally, CalFarm Insurance has assumed the group health insurance business that was previously written by CalFarm Life. Automobile insurance includes coverage for automobile bodily injury, property damage and physical damage. Automobile bodily injury and property damage insurance provide coverage for third party liability, bodily injury and property damage arising from the ownership, maintenance or use of an automobile. Automobile physical damage coverage insures against physical loss of the insured's own vehicle. Farmowners and homeowners insurance includes coverage for direct physical damage to real and personal property, loss of personal property by theft and legal liability for injury to others and damage to property of others. Commercial multiple peril insures businesses against property damage and general liability. Health insurance premiums are written under a program sponsored by the California Farm Bureau Federation (the "Farm Bureau"). During the past 10 years, the combined ratio of Zenith's Other Property-Casualty operation was 101.9%.

    Automobile insurance (both commercial and personal) is the largest line of CalFarm Insurance's business, representing 15% of Zenith's property and casualty premiums earned in 1995. CalFarm Insurance insured approximately 21,000 personal automobiles and 68,000 commercial and farm vehicles in 1995. Farmowners business is the second largest line of CalFarm Insurance's business, representing approximately 11% of Zenith's property and casualty premiums earned in 1995.

    Zenith's Other Property and Casualty operations are subject to the regulatory provisions of California Initiative Proposition 103 ("Proposition 103"). The principal effects of Proposition 103 on Zenith's Automobile and Other Property and Casualty business are as follows: rates must be approved by the Insurance Commissioner prior to use; rates on personal automobile policies must be offered to "good drivers" (as defined) at a discount of at least 20% from rates otherwise charged and an insurer cannot refuse to sell a "good driver" policy to a qualified applicant; personal automobile insurance policies cannot be cancelled or non-renewed except for non-payment of premium, fraud or material misrepresentation, or a substantial increase in hazard; and personal automobile insurance rates must be based on the following factors in decreasing order of importance: driving record, number of miles driven, number of years of driving experience, and other factors which may be adopted by the Insurance Commissioner.

  PROPERTY AND CASUALTY -- REINSURANCE ASSUMED

    Zenith Insurance is selectively underwriting a book of assumed reinsurance. Reinsurance contracts, or treaties, come in a variety of forms, but the principal arrangements are either proportional in nature, in which the assuming company shares pro-rata in the premiums and losses of the cedant, or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the cedant's primary insurance premiums. Zenith operates its reinsurance activity as a participant in treaties in which, typically, the reinsurance coverage is syndicated to a number of assuming companies. Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. Zenith's current participation in the reinsurance market emphasizes the reinsurance of large individual property risks and property catastrophe reinsurance. By diversifying its geographical spread, Zenith's assumed reinsurance business is written so as to limit the company's exposure to losses from any one event in a worst-case scenario to a maximum of approximately 5% of consolidated stockholders' equity.

    An important element in the pricing of reinsurance is the supply of reinsurance capacity (i.e. capital) relative to demand. In recent years, new capital has been made available to provide world-wide reinsurance capacity. Most notably, such capital has been contributed by new companies in Bermuda and by contributions to Lloyd's syndicates by corporations with limited liability. Zenith has observed decreases in catastrophe reinsurance rates for 1996 and premium income in 1996 may be reduced compared to 1995.

    During the past 10 years, the combined ratio of Zenith's Reinsurance operation was 100.3%

    Commencing January 1, 1995 Zenith Insurance became a corporate underwriting member of Lloyd's through a 100% wholly-owned subsidiary, ZIC Lloyd's Underwriting Limited ("ZIC Lloyd's"). ZIC Lloyd's has committed funds of $5 million to support the underwriting of a certain syndicate. All of the funds committed by ZIC Lloyd's are available to satisfy claims in the event of underwriting losses by the syndicate.

  PARENT

    Zenith is a holding company owning directly or indirectly all of the capital stock of certain property and casualty insurance and insurance-related companies. In 1993, Zenith commenced a real estate operation through a newly-formed subsidiary, Perma-Bilt, for the purpose of building private residences in Las Vegas, Nevada. In 1995, Perma-Bilt closed and delivered 240 homes at an average selling price of $132,000, compared to 228 homes the prior year. Revenues in 1995 were $31,736,000 and pre-tax income was $2,075,000 compared to $30,220,000 of sales and $2,189,000 of pre-tax income, respectively, the previous year. Land presently owned at a cost of about $10,142,000 will support the construction and sale of an estimated 926 homes over the next several years. Increased interest rates may impact the rate of home sales, but Zenith is confident that the land it has acquired is strategically located and will have long-term value. Perma-Bilt continues to search for additional land for development or resale.

    In 1995, Zenith sold CalFarm Life for approximately $120,000,000 in cash, with Zenith retaining the health insurance business previously written by CalFarm Life. After repaying outstanding bank lines of credit, Zenith had cash and short-term investments of approximately $80,000,000 at December 31, 1995. Zenith is continuing its stock repurchase plan and searching for suitable investments.

LOSS AND LOSS EXPENSE RESERVES AND CLAIMS, AND LOSS DEVELOPMENTS

    Zenith's property and casualty insurance subsidiaries (the "P&C Companies") maintain reserves for the payment of losses and for the expenses of settling both reported and unreported claims that have been incurred under their insurance policies and reinsurance contracts. The amount of such reserves, as related to reported claims, is based upon periodic case-by-case evaluation and judgment by the P&C Companies' claims departments, with actuarial review. The estimate of unreported claims arising from accidents which have not yet been reported to the P&C Companies, commonly known in the industry as "incurred but not reported," is based upon the

P&C Companies' experience and statistical information with respect to the probable number and nature of such claims. The P&C Companies monitor these factors and revise their reserves as they deem appropriate. Reserves are based on estimates and no assurance can be given that the ultimate liability will not be more or less than such estimates.

    Reference is made to "Property -- Casualty Loss Development" on pages 38 and 39, the table setting forth statutory loss and loss adjustment expense development by accident year on page 9 and the table setting forth the reconciliation of changes in the liabilities for losses and loss adjustment expenses included in Note 13 -- "Loss and Loss Adjustment Expense Reserves" on page 53 of the 1995 Annual Report to Stockholders, all of which are hereby incorporated by reference. These tables show the development of loss and loss adjustment expense liabilities as originally estimated under generally accepted accounting principles at December 31 of each year presented, as well as the development of statutory incurred loss and loss adjustment expense by accident year. The accounting methods used to estimate these liabilities are described in
Note 1 of the Notes to Consolidated Financial Statements of Zenith as set forth on pages 46 through 48 of the 1995 Annual Report to Stockholders which note is hereby incorporated by reference. The one year loss and loss adjustment expense reserve development for Zenith's three main lines of business is set forth in the table on page 30 of the 1995 Annual Report to Stockholders which table is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Zenith's Workers' Compensation reserves, on the average, are paid within approximately 2.5 years. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes use of compromises and releases for claim settlements to expedite this process.

    Zenith Insurance maintains five regional offices in California and offices outside of California in Texas, Arkansas and Illinois, each of which is fully staffed to conduct all workers' compensation claims operations, including review of initial reports of work injury, assignment of appropriate field investigation and determination of whether subrogation should be pursued. Workers' Compensation claims operations are supported by computer systems that provide immediate access to policy coverage verification and claims records and enables Zenith Insurance to detail claims payment histories and policy loss experience reports.

    Legislative reform of the California workers' compensation system was enacted in 1993. In addition, Zenith undertook significant additional expenditures on the loss adjustment process in recent years with a view to mitigating the effect of adverse claim trends, particularly the effect of fraud and abuse.

    On July 5, 1995, Zenith's new client-server based computer system became operational, replacing its previous mainframe computer for workers' compensation operations. In addition to enhancing data processing, the new system is designed, among other things, to improve work flow in the workers' compensation claims handling process and to support expansion outside of California. Management observed certain unusual claim reserving trends and patterns in 1995, possibly related to disruption of normal work flows due to implementation of the new system. Work flows in the future may continue to be impacted as training and optimization of the new system continues. Management believes that its estimate for liabilities for unpaid workers' compensation losses and loss adjustment expenses (amounting to $297,354,000 of total reserves for unpaid losses and loss adjustment expenses of $517,552,000) at December 31, 1995 included in these consolidated financial statements is adequate. However, subsequent re-interpretation of currently available data or any new information that becomes available may change the estimate of such liabilities in future periods and such changes, if any, will be reflected in the financial statements of the period in which they occur.

  OTHER PROPERTY AND CASUALTY

    Automobile and Other Property and Casualty loss reserves are paid, on the average, within approximately 3.5 years.

    Property insurance coverages and CalFarm's concentration of business in California expose Zenith to catastrophe losses from events in California. Reinsurance ceded by CalFarm Insurance protects against losses in excess of $5,000,000 from any one event -- see "Reinsurance Ceded" on page 8. In 1995, CalFarm sustained losses of $10,700,000 in conjunction with three major California storms. Losses attributable to the Northridge earthquake in 1994 were $3,200,000, of which $800,000 was assessed by the California Fair Plan. Losses in 1993 included $1,600,000, of which $1,000,000 was assessed by the California Fair Plan, attributable to the Southern California brush fires.

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

    CalFarm Insurance maintains four claims and legal offices in California to conduct all claims operations of the other property and casualty business. All claims operations of CalFarm Insurance are supervised by its home office claims department. Health claims is a separate operation located in the home office.

  REINSURANCE ASSUMED

    Zenith expects that, on the average, its Reinsurance reserves will be paid in approximately 4.0 years.

    Zenith's Reinsurance reserves constitute approximately 20% of its total reserves, net of ceded reinsurance, for property and casualty unpaid losses and loss adjustment expenses at December 31, 1995, reflecting the longer average life of such reserves relative to Zenith's other principal lines of business. In addition to information supplied by ceding companies, Zenith makes use of industry experience in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements.

    Losses attributable to catastrophes were $2,500,000 in 1995, principally from Hurricane "Marilyn" and $9,300,000 in 1994 from the Northridge Earthquake.

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

INVESTMENTS

    Investment policies of Zenith and its insurance subsidiaries are established by their respective Boards of Directors, taking into consideration state regulatory restrictions with respect to investments in connection with reserve obligations as well as the nature and amount of various kinds of investments. (See "Business -- Regulation.") Zenith's principal investment goal is to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints. The allocation amongst various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors (see "Investments" under Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 32 and 33 of Zenith's 1995 Annual Report to Stockholders which is hereby incorporated by reference). At December 31, 1995 the investment portfolios of Zenith and the P&C Companies consisted primarily of taxable bonds and short-term investments supplemented by smaller portfolios of redeemable and other preferred stocks and common stocks. The average life of the consolidated portfolio was 3.9 years at

December 31, 1995. Investment income by segment is set forth in Note 15 -- "Segment Information" on page 54 of the 1995 Annual Report to Stockholders which note is hereby incorporated by reference.

    Stockholders' equity will fluctuate as interest rates fluctuate due to the implementation of Statement of Financial Accounting Standards No. 115 -- Accounting for Investments in Certain Debt and Equity Securities. In accordance with its provisions, Zenith has identified certain securities, amounting to approximately 90% of the investments in debt securities at December 31, 1995, as available-for-sale. In 1995 stockholders' equity increased by $53.4 million, net of deferred tax expense, as a result of changes in the fair values of such investments.

REINSURANCE CEDED

    In accordance with general industry practices, Zenith's insurance subsidiaries annually purchase excess of loss reinsurance. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event that the reinsurer is unable to meet its obligations under such reinsurance treaty. Historically, no material costs have been incurred by Zenith or its subsidiaries from uncollected reinsurance. The purpose of such reinsurance is to protect Zenith from the impact of large, unforseen losses and such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of insurance operations. Zenith monitors the financial condition of its reinsurers and does not believe that it is exposed to any material credit risk through its ceded reinsurance arrangements. Zenith believes that its ceded reinsurance arrangements are adequate and consistent with industry practice.

    Reinsurance premiums ceded by Zenith's insurance subsidiaries amounted to $21,112,000, $21,521,000 and $22,301,000 in 1995, 1994 and 1993, respectively or
4.9%, 4.9%, and 4.8% of earned premiums in 1995, 1994 and 1993, respectively. Reinsurance reserves amounted to $54,429,000, $47,696,000 and $44,919,000 in 1995, 1994 and 1993, respectively, or 10.5%, 9.3% and 8.6% of gross reserves for unpaid losses and loss adjustment expenses in 1995, 1994 and 1993, respectively. Each insurance subsidiary maintains separate reinsurance arrangements, which during 1995 were as follows:

    Zenith Insurance -- Workers' Compensation reinsurance covered all claims between $550,000 and $100,000,000 per occurrence. The coverage from $550,000 to $5,000,000 is placed with General Reinsurance Corporation, the coverage from $5,000,000 to $10,000,000 with Employers Reinsurance Corporation and the remaining three layers from $10,000,000 to $60,000,000 primarily with Prudential Reinsurance Company, NAC Reinsurance Corporation, Transatlantic Reinsurance Company, The St. Paul Companies and the London reinsurance market (primarily Lloyds' syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covers an additional $40,000,000 in excess of $60,000,000 and is placed with Northwestern National Life Insurance Company, Cigna Reinsurance Company and Pinehurst Accident Reinsurance Group. Zenith's Reinsurance division did not purchase any reinsurance protection on its assumed business in the three years ended December 31, 1995. However, Zenith's exposure to losses from assumed reinsurance is limited by the terms upon which it is written to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

    CalFarm Insurance -- For personal and commercial property lines of business, reinsurance is maintained for claims in excess of $350,000 up to $4,000,000 per occurrence. On liability coverages for both personal and commercial lines, reinsurance covers losses up to $5,000,000 per occurrence, subject to a retention of $500,000. This reinsurance coverage is all placed with General Reinsurance Corporation. CalFarm Insurance has property catastrophe reinsurance that provides for recovery of 95% of $35,000,000, excess of a retention of $5,000,000, for which the principal reinsurers are General Reinsurance Corporation and Centre Cat. Ltd. CalFarm also maintains reinsurance agreements with Employers Reinsurance Corporation and Duncanson & Holt for excess risks on its accident and health contracts. Employers Reinsurance Corporation provides coverage for aggregate losses in excess of $2,000,000 on those individual health policy claims that exceed $120,000 for each insured in each calendar year. Duncanson & Holt provides coverage on group health policy claims that exceed $100,000 in each calendar year subject to a lifetime maximum of $3 million for any individual.

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

MARKETING AND STAFF

    Zenith Insurance's workers' compensation business is produced by approximately 700 independent licensed insurance agents and brokers throughout California, Texas and other areas in which Zenith conducts workers' compensation operations. The CalFarm agents referred to below also sell workers' compensation. Zenith Insurance's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

    CalFarm Insurance, through its affiliate CalFarm Insurance Agency, maintains a sales force of approximately 190 agents who sell insurance products exclusively for CalFarm Insurance, primarily in rural and suburban areas. These agents operate out of 116 offices throughout the State of California, including 31 offices shared with the Farm Bureau. In addition, in certain areas, independent agents market CalFarm Insurance products.

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

CALIFORNIA FARM BUREAU FEDERATION

    The Farm Bureau was formed to provide its members with a variety of agriculture-related services, including property and casualty insurance. The Farm Bureau is California's largest general farm organization, and represents more than 69,000 member families in 58 counties. The Farm Bureau continues to work actively to encourage its membership to place their insurance with CalFarm Insurance. Farm Bureau membership is a prerequisite to the purchase of farmowners, automobile and health insurance from CalFarm Insurance. Of the estimated 69,000 member families, approximately 63% are insured by CalFarm Insurance. The business of CalFarm Insurance is closely tied to the California farm economy, however over 41% of Farm Bureau members (and CalFarm Insurance insureds) are non-farmers and over 59% of CalFarm Insurance premium volume is generated by non-farm business. Total revenues in CalFarm Insurance attributable to sales that were sponsored by the Farm Bureau constituted approximately 27%, 25% and 26% of Zenith's total consolidated revenues for the years 1995, 1994 and 1993, respectively. The agreement of CalFarm

Insurance with the Farm Bureau, which is subject to cancellation by either party on six months' notice, requires annual payments to the Farm Bureau of $240,000 plus 2% of the gross written premium under the Farm Bureau group health insurance program. Pursuant to such provisions, total payments to the Farm Bureau were approximately $1 million in each of 1995, 1994 and 1993.

    Zenith believes that its relationship with the Farm Bureau is mutually beneficial. CalFarm Insurance benefits from the use of the CalFarm name and the Farm Bureau membership lists, and its ability to sell products to Farm Bureau members is enhanced by the Farm Bureau relationship. The Farm Bureau benefits since Farm Bureau membership is required to obtain automobile, farmowners and health insurance policies from CalFarm Insurance, which generates membership and revenues for the Farm Bureau. If the relationship between CalFarm Insurance and the Farm Bureau were terminated, Zenith believes that it could retain a significant amount of the business it currently has with Farm Bureau members because of the quality and tailored features of the products it offers in what it regards as its "niche market" and the long-term relationships established between its agents and these policyholders. In the event of such termination, however, Zenith expects that there would be an increased risk of nonrenewal of existing insurance coverage as well as a possible adverse effect on new policy revenues, but it cannot estimate the financial impact of any such termination. Zenith anticipates the continuation of a close working relationship with the Farm Bureau and the promotion among its membership of the purchase of insurance products from CalFarm Insurance as an attractive feature of Farm Bureau membership.

COMPETITION

    Competition in the insurance business is based upon price, product design and quality of service. The insurance industry is highly competitive and competition is particularly intense in the California workers' compensation market which was deregulated with respect to prices in 1995. Zenith's subsidiaries compete not only with other stock companies, but with mutual companies, and other underwriting organizations such as the State Compensation Insurance Fund. Competition also exists from self-insurance and captive insurers. Over the years there has been increased competition from direct-writing companies and, in the property and casualty field, from affiliates of large life insurance companies. Many companies in competition with Zenith's subsidiaries have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

REGULATION

  STATES' DEPARTMENTS OF INSURANCE

    Insurance companies are primarily subject to regulation and supervision by the Department of Insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Zenith's insurance subsidiaries are primarily subject to regulation and supervision by the California Department of Insurance, except for Zenith Star which is primarily subject to regulation and supervision in the State of Texas. These states have broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements.

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

    Detailed annual and quarterly reports must be filed by Zenith's insurance subsidiaries with the California and Texas Departments of Insurance, and with other states in which they are licensed to transact business, and their businesses and accounts are subject to periodic examination by such agencies, usually at three year intervals. Zenith Insurance, CalFarm Insurance and ZNAT Insurance, were examined by the California Department of Insurance as of December 31, 1993, and the report on such examination contained no material findings. Zenith Star was examined by the Texas Department of Insurance as of June 30, 1995 and the results of such examination contained no material findings.

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

    The NAIC has adopted model regulations to require insurers to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements. Such requirements were adopted by California for property and casualty insurers in 1994. Zenith has not experienced any adverse effects of such requirements because of the strong capitalization of its insurance operations. At December 31, 1995, adjusted capital under the RBC regulations was 377% of the RBC control, or required, level of capital under the regulations for the Zenith Insurance Group (consisting of Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith
Star).

    The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist insurance departments in overseeing the financial condition of insurance companies. Annually, IRIS key financial ratios (11 ratios for property and casualty companies) are calculated from data supplied in annual statutory statements of insurance companies. These ratios are reviewed by experienced financial examiners of the NAIC to select those companies that merit highest priority in the allocation of the regulators' resources. The 1995 IRIS results for the Zenith Insurance Group showed no results outside the "normal range" for such ratios, as such range is determined by the NAIC.

  INSURANCE HOLDING COMPANY SYSTEM REGULATORY ACT

    Zenith's insurance subsidiaries are also subject to the California and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts"), which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation, and limit dividend payments and material transactions by Zenith's insurance subsidiaries. See "Liquidity and Inflation" under "Management's Discussion and Analysis of Consolidated Financial Condition and Result of Operations" on pages 33 and 34 of Zenith's 1995 Annual Report to Stockholders, which is hereby incorporated by reference.

  OTHER REGULATION

    Property and casualty insurance coverage is subject to certain regulation as described herein under "Property and Casualty -- Other" under which Zenith's other property and casualty rates are subject to prior approval by the California Department of Insurance. The provisions of Proposition 103 do not apply to Workers' Compensation, Health insurance or Reinsurance, which combined to account for 64% of Zenith's property and casualty earned premiums in 1995.

ITEM 2. PROPERTIES

    Zenith Insurance owns a 120,000 square foot office facility in Woodland Hills, California which, since November of 1987, has been the corporate home office of Zenith, Zenith Insurance, and ZNAT Insurance.

    In addition, Zenith Insurance and CalFarm Insurance, in the regular conduct of their business, lease offices in various cities. See Note 8 of the Notes to Consolidated Financial Statements of Zenith on pages 51 and 52 of the 1995 Annual Report to Stockholders, which note is hereby incorporated by reference.

    CalFarm Insurance owns its home office building (and surrounding property of approximately 4 acres) in Sacramento, California, consisting of 133,000 square feet. Approximately 20% of the building is leased to the Farm Bureau and its affiliates.

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

QUARTER                                                          1995        1994
------------------------------------------------------------    -------     -------
First
  High......................................................     22 3/4      24 1/4
  Low.......................................................     19 3/8      20 3/4
Second
  High......................................................     22          25 1/2
  Low.......................................................     20          20 5/8
Third
  High......................................................     24 1/4      27 3/8
  Low.......................................................     20          22
Fourth
  High......................................................     24 5/8      24 1/2
  Low.......................................................     20          20 3/4

    As of March 27, 1996, there were 420 holders of record of Zenith Common
Stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith Common Stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

        DATE OF DECLARATION             TYPE AND AMOUNT OF        RECORD DATE FOR
          BY ZENITH BOARD                    DIVIDEND                 PAYMENT               PAYMENT DATE
------------------------------------  -----------------------  ---------------------  ------------------------
December 9, 1993....................  $.25 cash per share      January 31, 1994       February 14, 1994
March 17, 1994......................  $.25 cash per share      April 29, 1994         May 13, 1994
May 25, 1994........................  $.25 cash per share      July 29, 1994          August 12, 1994
September 7, 1994...................  $.25 cash per share      October 31, 1994       November 14, 1994
December 6, 1994....................  $.25 cash per share      January 31, 1995       February 15, 1995
March 1, 1995.......................  $.25 cash per share      April 28, 1995         May 12, 1995
May 24, 1995........................  $.25 cash per share      July 31, 1995          August 16, 1995
September 14, 1995..................  $.25 cash per share      October 31, 1995       November 15, 1995
November 30, 1995...................  $.25 cash per share      January 31, 1996       February 15, 1996

    The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith, and of CalFarm Insurance, ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the California or Texas Department of Insurance must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of:
(a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. During 1995, Zenith Insurance paid dividends of $10,000,000 to Zenith. During 1996, Zenith Insurance will be able to pay $22,301,000 in dividends to Zenith without prior approval. In addition, in 1996, CalFarm Insurance, ZNAT Insurance and Zenith Star, together, can pay $6,459,000 to Zenith Insurance which would be available to Zenith in 1997.

ITEM 6. SELECTED FINANCIAL DATA.

    The five-year summary of selected financial information and accompanying notes, included in Zenith's 1995 Annual Report to Stockholders on pages 36 and 37, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," included in Zenith's 1995 Annual Report to Stockholders on pages 28 to 34 is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to pages 38 and 39 of Zenith's 1995 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1985 through 1995 and page 9 of Zenith's 1995 Annual Report to Stockholders for incurred loss and loss adjustment expense development for 1990 through 1995, and to the consolidated financial statements and notes thereto on pages 40 to 54 of Zenith's 1995 Annual Report to Stockholders, all of which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Election of Directors" in the Proxy Statement in connection with Zenith's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                  OFFICER
NAME                 AGE                    POSITION                     TERM      SINCE
-----------------    ---    ----------------------------------------    ------    -------
Stanley R. Zax       58     Chairman of the Board, President (1)        Annual      1977
Fredricka Taubitz    52     Executive Vice President and                Annual      1985
                            Chief Financial Officer (1)
James P. Ross        49     Senior Vice President and Actuary (1)       Annual      1978
John J. Tickner      57     Senior Vice President and Secretary (1)     Annual      1985
Keith E. Trotman     59     Senior Vice President (2)                   Annual      1988
Philip R. Hunt       53     Senior Vice President (2)                   Annual      1988

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth in footnote 3 to the table set forth under the caption "Election of Directors" and under the heading, "Investment in Delta Life Corporation" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

         1. FINANCIAL STATEMENTS

               Independent Accountant's Report

               Financial Statements and notes thereto incorporated by reference from the 1995 Annual Report to Stockholders in Item 8 of Part II above:

               Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

                     Consolidated Balance Sheet as of December 31, 1995 and 1994

                     Consolidated Statement of Operations for the years ended December 31, 1995, 1994 and 1993

                     Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

                     Notes to Consolidated Financial Statements

               Table setting forth incurred loss and loss adjustment expense development on a statutory basis on page 9 of the 1995 Annual Report to Stockholders

         2.FINANCIAL STATEMENT SCHEDULES

           Zenith National Insurance Corp. and Subsidiaries

               As of December 31, 1995.

               I -- Summary of Investments -- Other Than Investments in Related Parties

               For the years ended December 31, 1995, 1994 and 1993.

               III -- Supplementary Insurance Information

               IV -- Reinsurance

           Zenith National Insurance Corp.

               As of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993.

               II -- Condensed Financial Information of Registrant

        Property and Casualty Loss Developments on pages 38 and 39 and on page 9 of the 1995 Annual Report to Stockholders.

        Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements, or in notes thereto.

       3. EXHIBITS

   The Exhibits listed below are filed in a separate Exhibit Volume to this Report.

           2.1     Stock Acquisition Agreement, dated as of September 19, 1995, between Anchor National
                   Life Insurance Company and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Report on Form 8-K dated October 6, 1995.)
           2.2     Amendment No. 1 to Stock Acquisition Agreement dated as of December 27, 1995, by and among Anchor National Life Insurance Company, SunAmerica Life Insurance Company and
                   Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to
                   Zenith's Report on Form 8-K dated January 9, 1996.)
           3.1     Certificate of Incorporation of Zenith as in effect immediately prior to November 22,
                   1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of
                   Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's
                   Current Report on Form 8-K, date of report November 22, 1985).
           3.2     By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit
                   3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988.)
           4.1     Indenture dated as of May 1, 1992 entered into between Zenith and Norwest Bank
                   Minnesota, National Association, as trustee, pursuant to which Zenith issued its 9%
                   Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to Zenith's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.)
           10.1    Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company,
                   Zenith, the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel
                   Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance Financial
                   Services Corporation on March 9, 1981 with respect to the common stock of Zenith).
           10.2    Asset and Liability Assumption Agreement, dated as of June 4, 1985, between Zenith
                   Insurance and the Insurance Commissioner of the State of California (the
                   "Commissioner"). (Incorporated herein by reference to Exhibit 1 to Zenith's Current
                   Report on Form 8-K, date of report July 26, 1985).
           10.3    Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance,
                   Zenith and the Commissioner (Incorporated herein by reference to Exhibit 10.6 to
                   Zenith's Annual Report on Form 10-K for the year ended December 31, 1985), together with the following exhibits:
                   (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of Zenith
                       Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual
                       Report on Form 10-K for the year ended December 31, 1985).
                   (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's
                       Annual Report on Form 10-K for the year ended December 31, 1985).
                   (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July
                       26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended
                       December 31, 1985).

                   (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
                       Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
                   (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the
                       Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).
                   (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to
                        Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
           *10.4   Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December 6,
                   1985. (Incorporated herein by reference to Zenith's Registration Statement on Form S-8
                   (SEC File No. 2-97962)).
           *10.5   Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
                   Registration Statement on Form S-8
                   (SEC File No. 33-8948)).
           *10.6   Employment Agreement, dated February 8, 1995, between Zenith and Fredricka Taubitz.
                   (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K
                   for the year ended December 31, 1994).
           *10.7   Employment Agreement, dated February 16, 1995, between Zenith and John J. Tickner.
                   (Incorporated herein by reference to Exhibit 10.7 to Zenith's Annual Report on Form 10-K
                   for the year ended December 31, 1994).
           *10.8   Employment Agreement, dated February 2, 1995, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on Form 10-K
                   for the year ended December 31, 1994).
           *10.9   Stock Option Agreement, dated as of May 19, 1987, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form
                   10-K for the year ended December 31, 1987).
           10.10   Credit Agreement, dated as of December 14, 1994, between Zenith and Sanwa Bank of
                   California. (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual Report on Form 10K for the year ended December 31, 1994.)
           10.11   Amendment dated as of December 28, 1995 to Credit Agreement, dated as of December 14,
                   1994, between Zenith and Sanwa Bank of California.
           10.12   Revolving Note Agreement, dated July 1, 1995, between Zenith and City National Bank.
                   (Incorporated herein by reference to Exhibit 10 to Zenith's Quarterly Report on Form 10Q
                   for the quarter ended June 30, 1995.)
           10.13   Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith
                   Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm
                   Insurance Company, dated as of May 22, 1995.
           10.14   Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
                   Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
                   (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1991.)
           10.15   Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)

           10.16   Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.17   Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.18   Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.19   Agreement of Reinsurance No. 7832 between General Reinsurance Corporation and CalFarm
                   Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
                   (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1993.)
           10.20   Agreement of Reinsurance No. 623-0005 between American Re-Insurance Company and CalFarm
                   Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
                   (Incorporated herein by reference to Exhibit 10.22 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1993.)
           10.21   Agreement of Reinsurance No. 0079460 between Employers Reinsurance Corporation and
                   CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
                   (Incorporated herein by reference to Exhibit 10.23 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1993.)
           10.22   Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
                   Insurance Company and Occidental Life Insurance Company of California, effective April
                   1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on
                   Form 10K for the year ended December 31, 1991.)
           11      Computation of Earnings Per Share for the three (3) years ended
                   December 31, 1995
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1995, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
           21      Subsidiaries of Zenith.
           23      Consent of Coopers & Lybrand L.L.P., dated March 29, 1996. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
           27      Financial Data Schedule
           28      Property and Casualty Loss Statistics.
           99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1995 for the Zenith Investment Partnership 401(k) Plan (to be
                   filed by amendment on Form 10-K/A within 180 days of December 31, 1995).

------------------------
*Management contract or compensatory plan or arrangement

   (b) REPORTS ON FORM 8-K

    The registrant filed a Form 8K Current Report dated on October 6, 1995 in connection with the sale of CalFarm Life Insurance Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1996.

                                          ZENITH NATIONAL INSURANCE CORP.

                                          By            STANLEY R. ZAX
                                            ------------------------------------
                                                       Stanley R. Zax
                                            Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 29, 1996.

                STANLEY R. ZAX                  Chairman of the Board, President and
---------------------------------------------   Director (Principal Executive Officer)
                Stanley R. Zax

               GEORGE E. BELLO                  Director
---------------------------------------------
               George E. Bello

               MAX M. KAMPELMAN                 Director
---------------------------------------------
               Max M. Kampelman

                JACK M. OSTROW                  Director
---------------------------------------------
                Jack M. Ostrow

             WILLIAM S. SESSIONS                Director
---------------------------------------------
             William S. Sessions

              HARVEY L. SILBERT                 Director
---------------------------------------------
              Harvey L. Silbert

             ROBERT M. STEINBERG                Director
---------------------------------------------
             Robert M. Steinberg

              SAUL P. STEINBERG                 Director
---------------------------------------------
              Saul P. Steinberg

               GERALD TSAI, JR.                 Director
---------------------------------------------
               Gerald Tsai, Jr.

              FREDRICKA TAUBITZ                 Executive Vice President and Chief Financial
---------------------------------------------   Officer (Principal Financial and Accounting
              Fredricka Taubitz                 Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948 and 33-22219) of our report dated February 14, 1996 on our audits of the consolidated financial statements and financial statement schedules of Zenith National Insurance Corp. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 29, 1996

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of Zenith National Insurance Corp.

We have audited the consolidated financial statements of Zenith National Insurance Corp. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which financial statements are included on pages 40 through 54 of the Company's 1995 Annual Report to Stockholders and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 16 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zenith National Insurance Corp. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments as of December 31, 1993.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 14, 1996

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                               DECEMBER 31, 1995

                                                                                     COLUMN D
                                                                     COLUMN C     ---------------
                     COLUMN A                          COLUMN B     ----------    AMOUNT AT WHICH
--------------------------------------------------    ----------       FAIR        SHOWN IN THE
                TYPE OF INVESTMENT                       COST         VALUE        BALANCE SHEET
--------------------------------------------------    ----------    ----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities
  Bonds:
    United States Government and government
      agencies and authorities....................    $  358,590    $  359,669    $     358,527
    Public utilities..............................         4,931         4,869            4,869
    Industrial and miscellaneous..................       229,226       239,612          239,612
  Redeemable preferred stocks.....................        19,849        20,492           20,492
                                                      ----------    ----------    ---------------
        Total fixed maturities....................       612,596       624,642          623,500
                                                      ----------    ----------    ---------------
Equity securities
  Floating rate preferred stocks..................        14,614        13,588           13,588
  Convertible and nonredeemable preferred
    stocks........................................           250           281              281
  Common stocks, industrial.......................        18,937        22,656           22,656
                                                      ----------    ----------    ---------------
        Total equity securities...................        33,801        36,525           36,525
                                                      ----------    ----------    ---------------
Short-term investments............................       137,083       137,083          137,083
Other investments.................................        38,106        38,106           38,106
                                                      ----------    ----------    ---------------
        Total investments.........................    $  821,586    $  836,356    $     835,214
                                                      ----------    ----------    ---------------
                                                      ----------    ----------    ---------------

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                                 BALANCE SHEET
                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
(DOLLARS AND SHARES IN THOUSANDS)                                                               1995        1994
                                                                                              --------    --------
Investments
  Common stocks, at market (cost $668, 1995 and $606, 1994)...............................    $    709    $    424
  Short-term investments (at cost which approximates market)..............................      84,678       2,129
Cash......................................................................................         996       2,334
Investment in subsidiaries (Note A).......................................................     318,620     268,951
Investment in discontinued operations (Note B)............................................                 104,372
Federal income taxes receivable (Note A)..................................................                     764
Other assets..............................................................................      12,116      14,974
                                                                                              --------    --------
        Total assets......................................................................    $417,119    $393,948
                                                                                              --------    --------
                                                                                              --------    --------

                                                   LIABILITIES
Senior notes payable, less unamortized discount of $768, 1995 and $889, 1994..............    $ 74,232    $ 74,111
Cash dividends payable to stockholders....................................................       4,455       4,736
Federal income taxes payable (Note A).....................................................       4,676
Other liabilities.........................................................................       3,324       5,241
                                                                                              --------    --------
        Total liabilities.................................................................      86,687      84,088
                                                                                              --------    --------

                                               STOCKHOLDERS' EQUITY
Preferred stock, $1 par--shares authorized 1,000; issued and outstanding, none in 1995 and
  1994....................................................................................
Common stock, $1 par--shares authorized 50,000; issued 24,310, outstanding 17,784, 1995;
  issued 24,034, outstanding 18,950, 1994.................................................      24,310      24,034
Additional paid-in capital................................................................     256,083     251,363
Retained earnings.........................................................................     155,634     167,025
Net unrealized appreciation (depreciation) on investments, net of $4,752 deferred tax
  expense in 1995 and $3,969 deferred tax benefit in 1994.................................       8,825     (47,460)
                                                                                              --------    --------
                                                                                               444,852     394,962
Less treasury stock at cost (6,526 shares, 1995 and 5,084 shares, 1994)...................    (114,420)    (85,102)
                                                                                              --------    --------
        Total stockholders' equity........................................................     330,432     309,860
                                                                                              --------    --------
        Total liabilities and stockholders' equity........................................    $417,119    $393,948
                                                                                              --------    --------
                                                                                              --------    --------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF OPERATIONS

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1995            1994             1993
                                                                                    ------------    -------------    -------------
Investment income...............................................................    $        219    $         457    $         492
Realized gains on investments...................................................              43               11              895
Income from legal settlement....................................................                            1,910            7,561
                                                                                    ------------    -------------    -------------
Total revenue...................................................................             262            2,378            8,948
Operating expense...............................................................           1,863            4,059            3,478
Interest expense................................................................           6,960            5,937            6,658
                                                                                    ------------    -------------    -------------
Loss from continuing operations before federal income tax benefit and equity in
  net income of subsidiaries....................................................          (8,561)          (7,618)          (1,188)
Federal income tax benefit......................................................           3,123            2,678              516
                                                                                    ------------    -------------    -------------
Loss from continuing operations before equity in income from continuing
  operations of subsidiaries....................................................          (5,438)          (4,940)            (672)
Equity in income from continuing operations of subsidiaries (Note A)............          25,160           34,738           42,849
                                                                                    ------------    -------------    -------------
Income from continuing operations...............................................          19,722           29,798           42,177
Income (loss) from discontinued operations (Note B).............................         (13,122)           8,102           11,023
                                                                                    ------------    -------------    -------------
Net income......................................................................    $      6,600    $      37,900    $      53,200
                                                                                    ------------    -------------    -------------
                                                                                    ------------    -------------    -------------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF CASH FLOWS

                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
(AMOUNTS IN THOUSANDS)                                                                  1995             1994             1993
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Investment income received....................................................    $         193    $         477    $         485
  Recovery from lawsuit settlement..............................................                             6,036            4,094
  Operating expenses paid.......................................................           (1,455)          (4,099)          (3,309)
  Interest paid.................................................................           (6,596)          (5,842)          (6,552)
  Income taxes (paid) refunded..................................................            3,571           (1,471)           8,524
                                                                                    -------------    -------------    -------------
    Net cash flows from continuing operating activities.........................           (4,287)          (4,899)           3,242
  Net cash flow from expenses of discontinued operations........................           (2,274)
                                                                                    -------------    -------------    -------------
    Net cash flows from operating activities....................................           (6,561)          (4,899)           3,242
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments:
    Other debt and equity securities and other investments......................                                              4,243
  Net change in short-term investments..........................................          (82,549)          12,867           (7,264)
  Cash received from note receivable............................................                                              2,300
  Proceeds from the sale of CalFarm Life........................................          120,000
                                                                                    -------------    -------------    -------------
    Net cash flows from investing activities....................................           37,451           12,867             (721)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from bank line of credit........................................           43,400            2,100            1,000
  Cash paid on bank line of credit..............................................          (43,400)          (2,100)          (1,000)
  Cash dividends paid to common stockholders....................................          (18,273)         (18,894)         (19,018)
  Proceeds from exercise of stock options.......................................            4,405            2,093            6,261
  Purchase of treasury shares...................................................          (29,318)            (346)          (7,367)
  Dividends received from subsidiaries..........................................           10,500           15,000           25,000
  Capital contribution to subsidiary............................................                                               (250)
  Net cash from (to) subsidiary.................................................              458           (5,356)          (7,538)
                                                                                    -------------    -------------    -------------
    Net cash flows from financing activities....................................          (32,228)          (7,503)          (2,912)
Net increase (decrease) in cash.................................................           (1,338)             465             (391)
Cash at beginning of year.......................................................            2,334            1,869            2,260
                                                                                    -------------    -------------    -------------
Cash at end of year.............................................................    $         996    $       2,334    $       1,869
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Income from continuing operations.............................................    $      19,722    $      29,798    $      42,177
  Income from continuing operations of subsidiaries.............................          (25,160)         (34,738)         (42,849)
  Cash flow from expenses of discontinued operations............................           (2,274)
  Federal income taxes..........................................................              511           (4,149)           8,007
  Decrease (increase) in receivable from lawsuit settlement.....................                             3,467           (3,467)
  Other.........................................................................              640              723             (626)
                                                                                    -------------    -------------    -------------
    Net cash flow from operating activities.....................................    $      (6,561)   $      (4,899)   $       3,242
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------

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

A.  Investment In Subsidiaries:

        Zenith owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and Perma-Bilt, a Nevada Corporation. These investments are included in the financial statements on the equity basis of accounting. Temporary advances in the ordinary course of business are included in other assets. The excess of cost over net assets acquired of $2,009,000 represents the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith files a consolidated federal income tax return. The equity in the income from continuing operations of subsidiaries of $25,160,000 in 1995, $34,738,000 in 1994 and $42,849,000 in 1993 is net of a provision for federal income tax expense of $12,823,000 in 1995, $17,986,000 in 1994 and $20,825,000 in 1993. Zenith has formulated tax allocation procedures with its subsidiaries and the 1995, 1994 and 1993 condensed financial information reflect Zenith's portion of the consolidated taxes.

        Zenith Insurance Company paid dividends to Zenith of $10,000,000 in 1995, $15,000,000 in 1994 and $25,000,000 in 1993. CalFarm Life Insurance
    paid a dividend to Zenith of $500,000 prior to its sale in the fourth quarter of 1995.

B.  Discontinued Operations:

        During the fourth quarter of 1995, Zenith completed the sale of its wholly-owned subsidiary, CalFarm Life Insurance Company ("CalFarm Life"), to a subsidiary of SunAmerica Inc. for approximately $120 million in cash. The group health insurance business of CalFarm Life was retained by Zenith. The sale resulted in a loss of approximately $19.5 million, after tax, which was recognized by Zenith principally in the third quarter of 1995. The life and annuity operations of CalFarm Life are presented as discontinued operations and prior-year financial statements have been restated. Zenith's investment attributable to discontinued operations at December 31, 1994 has been presented separately from its investment in continuing operating activities. The unrealized loss associated with investments classified as available-for-sale in the life and annuity operation at December 31, 1994 was $22,539,000 net of deferred taxes. After tax income for the discontinued operation from the measurement date to the disposal date was $3,960,000.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                 COLUMN C
                                                -----------
                                                  FUTURE                       COLUMN E
                                  COLUMN B        POLICY                      -----------
                                 -----------     BENEFITS,                       OTHER                       COLUMN G
                                  DEFERRED        LOSSES,       COLUMN D        POLICY        COLUMN F      -----------
           COLUMN A                POLICY         CLAIMS       -----------    CLAIMS AND     -----------        NET
------------------------------   ACQUISITION     AND LOSS       UNEARNED       BENEFITS        PREMIUM      INVESTMENT
           SEGMENT                  COSTS        EXPENSES       PREMIUMS        PAYABLE        REVENUE        INCOME
------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1995
------------------------------
Property and Casualty
  Workers' compensation.......   $    5,001     $  262,738     $   28,644                    $  203,252
  Other property/casualty.....       13,802        107,995         78,760                       192,276
  Reinsurance.................        1,536         92,390         12,187                        41,985
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,339        463,123        119,591                       437,513     $   45,931
Reinsurance ceded.............                      54,429
Registrant....................                                                                                     219
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,339     $  517,552     $  119,591     $   --         $  437,513     $   46,150
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1994
------------------------------
Property and Casualty
  Workers' compensation.......   $    4,430     $  264,665     $   34,123                    $  216,030
  Other property/casualty.....       12,598        101,615         77,211                       186,661
  Reinsurance.................        1,478         96,430         10,491                        36,138
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     18,506        462,710        121,825                       438,829     $   39,611
Reinsurance ceded.............                      47,696
Registrant....................                                                                                     457
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   18,506     $  510,406     $  121,825     $   --         $  438,829     $   40,068
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1993
------------------------------
Property and Casualty
  Workers' compensation.......   $    4,264     $  286,452     $   32,109                    $  244,661
  Other property/casualty.....       11,704         93,199         72,855                       179,314
  Reinsurance.................        1,048         94,848          6,889                        23,295
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     17,016        474,499        111,853                       447,270     $   38,817
Reinsurance ceded.............                      44,919             10
Registrant....................                                                                                     492
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   17,016     $  519,418     $  111,863     $   --         $  447,270     $   39,309
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------


                                  COLUMN H       COLUMN I
                                 -----------    -----------
                                  BENEFITS,     AMORTIZATION    COLUMN J
                                   CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A              LOSSES AND       POLICY          OTHER       -----------
------------------------------   SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                EXPENSES         COSTS        EXPENSES        WRITTEN
------------------------------   -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1995
------------------------------
Property and Casualty
  Workers' compensation.......   $  153,692     $   36,358     $   22,090     $   197,773
  Other property/casualty.....      149,797         39,621         14,865         198,676
  Reinsurance.................       22,100          5,867          1,063          43,433
                                 -----------    -----------    -----------    -----------
                                    325,589         81,846         38,018         439,882
Reinsurance ceded.............
Registrant....................                                      1,863
                                 -----------    -----------    -----------    -----------
  Total.......................   $  325,589     $   81,846     $   39,881     $   439,882
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1994
------------------------------
Property and Casualty
  Workers' compensation.......   $  129,352     $   32,336     $   24,779     $   218,044
  Other property/casualty.....      138,925         38,782         15,920         190,922
  Reinsurance.................       25,571          6,135            110          39,674
                                 -----------    -----------    -----------    -----------
                                    293,848         77,253         40,809         448,640
Reinsurance ceded.............
Registrant....................                                      4,059
                                 -----------    -----------    -----------    -----------
  Total.......................   $  293,848     $   77,253     $   44,868     $   448,640
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1993
------------------------------
Property and Casualty
  Workers' compensation.......   $  164,815     $   33,317     $   19,736     $   245,917
  Other property/casualty.....      128,051         36,345         20,393         183,876
  Reinsurance.................       13,678          3,384            896          26,807
                                 -----------    -----------    -----------    -----------
                                    306,544         73,046         41,025         456,600
Reinsurance ceded.............
Registrant....................                                      3,478
                                 -----------    -----------    -----------    -----------
  Total.......................   $  306,544     $   73,046     $   44,503     $   456,600
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
COLUMN A                                                  --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
-------------------------------------------------------       GROSS           OTHER       FROM OTHER    --------------    ASSUMED
(AMOUNTS IN THOUSANDS)                                        AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1995
Premiums earned........................................   $      413,258   $    21,112    $   45,367    $      437,513       10.4%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1994
Premiums earned........................................   $      422,563   $    21,521    $   37,787    $      438,829        8.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1993
Premiums earned........................................   $      443,477   $    22,301    $   26,094    $      447,270        5.8%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------

                                                                      THE ZENITH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS
                                       TO
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                            ------------------------

                        ZENITH NATIONAL INSURANCE CORP.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EXHIBIT LIST

 EXHIBIT
 NUMBER                                         DESCRIPTION
---------  --------------------------------------------------------------------------------------
  2.1      Stock Acquisition Agreement, dated as of September 19, 1995, between Anchor National
           Life Insurance Company and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Report on Form 8-K dated October 6, 1995.)
  2.2      Amendment No. 1 to Stock Acquisition Agreement dated as of December 27, 1995, by and among Anchor National Life Insurance Company, SunAmerica Life Insurance Company and
           Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to
           Zenith's Report on Form 8-K dated January 9, 1996.)
  3.1      Certificate of Incorporation of Zenith as in effect immediately prior to November 22,
           1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of
           Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's
           Current Report on Form 8-K, date of report November 22, 1985).
  3.2      By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to
           Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31,
           1988.)
  4.1      Indenture dated as of May 1, 1992 entered into between Zenith and Norwest Bank
           Minnesota, National Association, as trustee, pursuant to which Zenith issued its 9%
           Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to
           Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.)
 10.1      Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company,
           Zenith, the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel
           Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance Financial
           Services Corporation on March 9, 1981 with respect to the common stock of Zenith).
 10.2      Asset and Liability Assumption Agreement, dated as of June 4, 1985, between Zenith
           Insurance and the Insurance Commissioner of the State of California (the
           "Commissioner"). (Incorporated herein by reference to Exhibit 1 to Zenith's Current
           Report on Form 8-K, date of report July 26, 1985).
 10.3      Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance,
           Zenith and the Commissioner (Incorporated herein by reference to Exhibit 10.6 to
           Zenith's Annual Report on Form 10-K for the year ended December 31, 1985), together with the following exhibits:
           (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of
               Zenith Insurance. (Incorporated herein by reference to
              Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31,
               1985).
           (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's
               Annual Report on Form 10-K for the year ended December 31, 1985).
           (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July
               26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).

 EXHIBIT
 NUMBER                                         DESCRIPTION
---------  --------------------------------------------------------------------------------------
           (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
               Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit
               28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
           (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit
               10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).
           (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26,
                1985).
*10.4      Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December
           6, 1985. (Incorporated herein by reference to Zenith's Registration Statement on Form
           S-8 (SEC File No. 2-97962)).
*10.5      Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's
           Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
           Registration Statement on Form S-8
           (SEC File No. 33-8948)).
*10.6      Employment Agreement, dated February 8, 1995, between Zenith and Fredricka Taubitz.
           (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1994).
*10.7      Employment Agreement, dated February 16, 1995, between Zenith and John J. Tickner.
           (Incorporated herein by reference to Exhibit 10.7 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1994).
*10.8      Employment Agreement, dated February 2, 1995, between Zenith and Stanley R. Zax.
           (Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1994).
*10.9      Stock Option Agreement, dated as of May 19, 1987, between Zenith and Stanley R. Zax.
           (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1987).
 10.10     Credit Agreement dated as of December 14, 1994, between Zenith and Sanwa Bank of
           California. (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual
           Report on Form 10K for the year ended December 31, 1994.)
 10.11     Amendment dated as of December 28, 1995 to Credit Agreement, dated as of December 14,
           1994, between Zenith and Sanwa Bank of California.
 10.12     Revolving Note Agreement, dated July 1, 1995, between Zenith and City National Bank.
           (Incorporated herein by reference to Exhibit 10 to Zenith's Quarterly Report on Form
           10Q for the quarter ended June 30, 1995.)
 10.13     Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith
           Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm
           Insurance Company, dated as of May 22, 1995.
 10.14     Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
           Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
           (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1991.)

 EXHIBIT
 NUMBER                                         DESCRIPTION
---------  --------------------------------------------------------------------------------------
 10.15     Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.16     Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.17     Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.18     Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
           Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10K for the year ended
           December 31, 1991.)
 10.19     Agreement of Reinsurance No. 7832 between General Reinsurance Corporation and CalFarm
           Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1993.)
 10.20     Agreement of Reinsurance No. 623-0005 between American Re-Insurance Company and
           CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           (Incorporated herein by reference to Exhibit 10.22 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1993.)
 10.21     Agreement of Reinsurance No. 0079460 between Employers Reinsurance Corporation and
           CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective September 1, 1993.
           (Incorporated herein by reference to Exhibit 10.23 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1993.)
 10.22     Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
           Insurance Company and Occidental Life Insurance Company of California, effective April
           1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10K for the year ended December 31, 1991.)
 11        Computation of Earnings Per Share for the three (3) years ended
           December 31, 1995.
 13        Zenith's Annual Report to Stockholders for the year ended December 31, 1995, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form
           10-K.
 21        Subsidiaries of Zenith.
 23        Consent of Coopers & Lybrand L.L.P., dated March 29, 1996. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K).
 27        Financial Data Schedule.
 28        Property and Casualty Loss Statistics.
 99.1      Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1995 for the Zenith Investment Partnership 401(k) Plan (to be
           filed by amendment on Form 10-K/A within 180 days of December 31, 1995).

------------------------
*Management contract or compensatory plan or arrangement