Form 10-Q
period 1996-03-31
ZENITH NATIONAL INSURANCE CORP
filed 1996-05-14
CIK 109261

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q

 [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

 [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    ----------------
Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.
       [Exact name of registrant as specified in its charter]

DELAWARE                                                 95-2702776
       [State or other jurisdiction                   [I.R.S. Employer
       incorporation or organization                 identification No.]

21255 Califa Street, Woodland Hills, California           91367-5021
       [Address of principal executive offices]           [Zip Code]

[818]     713-1000
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


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1996, 17,524,000 shares of common stock were outstanding, net of 6,813,000 shares of treasury stock.

                      PART I     FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)


Dollars and Shares in Thousands

                                                                                                   MAR. 31, 1996   DEC. 31, 1995
ASSETS
Investments
 Fixed maturities:
  At amortized cost (fair value $58,154 & $57,816)                                                  $   58,503      $   56,674
  At fair value (cost $442,398 & $555,922)                                                             437,543         566,826
 Floating rate preferred stocks, at fair value (cost $14,614 & $14,614)                                 13,955          13,588
 Convertible and non redeemable preferred stocks, at fair value
     (cost $250 & $250)                                                                                    283             281
 Common stocks, at fair value (cost $16,269 & $18,937)                                                  20,790          22,656
 Short-term investments (at cost, which approximates fair value)                                       246,225         137,083
 Other investments                                                                                      39,022          38,106
                                                                                                    ----------      ----------
          TOTAL INVESTMENTS                                                                            816,321         835,214
Cash                                                                                                     1,515           6,919
Accrued investment income                                                                                7,992           8,810
Premiums receivable                                                                                     79,352          70,155
Receivable from reinsurers and prepaid reinsurance premiums                                             64,579          64,781
Federal income taxes                                                                                    15,271          14,609
Deferred policy acquisition costs                                                                       20,587          20,339
Properties and equipment, less accumulated depreciation                                                 48,567          48,702
Excess of cost over net assets acquired and purchased intangibles and other assets                       7,880           7,983
Other assets                                                                                            38,706          37,921
                                                                                                    ----------      ----------
          TOTAL ASSETS                                                                              $1,100,770      $1,115,433
                                                                                                    ----------      ----------
                                                                                                    ----------      ----------
LIABILITIES
Policy liabilities and accruals
 Unpaid losses and loss expenses                                                                    $  506,934      $  517,552
 Unearned premiums                                                                                     122,772         119,591
Policyholders' dividends accrued                                                                        10,796          12,100
Other policyholder funds                                                                                13,965          15,491
Reserves on loss portfolio transfers                                                                     8,885           9,073
Payable to banks                                                                                         9,225           8,903
Senior notes payable, less unamortized issue costs of $738 & $768                                       74,262          74,232
Other liabilities                                                                                       28,776          28,059
                                                                                                    ----------      ----------
          TOTAL LIABILITIES                                                                            775,615         785,001
                                                                                                    ----------      ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1996 and 1995
Common stock, $1 par - shares authorized 50,000; issued 24,332,
 outstanding 17,628, 1996; issued 24,310, outstanding 17,784, 1995                                      24,332          24,310
Additional paid-in capital                                                                             256,431         256,083
Retained earnings                                                                                      163,615         155,634
Net unrealized appreciation (depreciation) on investments, net of deferred
 tax (benefit) expense of ($323) & $4,752                                                                 (599)          8,825
                                                                                                    ----------      ----------
                                                                                                       443,779         444,852
Less treasury stock at cost (6,704 shares 1996 & 6,526 shares 1995)                                   (118,624)       (114,420)
                                                                                                    ----------      ----------
          TOTAL STOCKHOLDERS' EQUITY                                                                   325,155         330,432
                                                                                                    ----------      ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,100,770      $1,115,433
                                                                                                    ----------      ----------
                                                                                                    ----------      ----------

The accompanying notes are an integral part of this statement.

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             1996        1995
                                                                                           (Dollars in Thousands,
                                                                                           except per share data)
CONSOLIDATED REVENUES:
Premium earned                                                                             $112,237     $107,059
Net investment income                                                                        12,054       11,291
Realized gains on investments                                                                 4,272          166
Real estate sales                                                                             5,985        8,820
                                                                                           --------     --------
          Total revenues                                                                    134,548      127,336
EXPENSES:
Losses and loss expenses incurred                                                            73,415       78,360
Policy acquisition costs                                                                     22,364       19,480
Other underwriting and operating expenses                                                    12,126       11,134
Policyholders' dividends                                                                        559        2,378
Real estate construction and operating costs                                                  5,750        8,053
Interest expense                                                                              1,420        1,559
                                                                                           --------     --------
          Total expenses                                                                    115,634      120,964
                                                                                           --------     --------
Income from continuing operations before federal income tax                                  18,914        6,372
Federal income tax expense                                                                    6,514        2,014
                                                                                           --------     --------
Income from continuing operations                                                            12,400        4,358
DISCONTINUED OPERATIONS:
Income from discontinued operations                                                                        2,542
                                                                                           --------     --------
NET INCOME                                                                                 $ 12,400     $  6,900
                                                                                           --------     --------
                                                                                           --------     --------
EARNINGS PER SHARE:
Income from continuing operations                                                          $   0.70     $   0.23
Income from discontinued operations                                                                         0.13
                                                                                           --------     --------
Net Income per common share                                                                $   0.70     $   0.36
                                                                                           --------     --------
                                                                                           --------     --------

The accompanying notes are an integral part of this statement.

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             1996        1995
Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
 Premiums collected                                                                       $ 110,594     $ 114,303
 Investment income received                                                                  13,243        11,769
 Proceeds from sales of real estate                                                           5,985         8,820
 Losses & loss expenses paid                                                                (83,767)      (84,919)
 Underwriting & other operating expenses paid                                               (33,351)      (30,410)
 Real estate construction costs paid                                                         (7,869)       (9,472)
 Reinsurance premiums paid                                                                   (5,764)       (5,912)
 Dividends paid to policyholders                                                             (1,086)       (2,756)
 Interest paid                                                                                  (38)         (244)
 Income taxes paid                                                                           (2,100)         (124)
                                                                                          ---------     ---------
  Net cash flows from continuing operating activities, excluding cash from
   trading portfolio                                                                         (4,153)        1,055
 Net cash from sales (purchases) of trading portfolio investments                               750          (677)
                                                                                          ---------     ---------
  Net cash flows from operating activities, including cash from trading portfolio            (3,403)          378
 Net cash from discontinued operating activities                                                            4,368
                                                                                          ---------     ---------
  Net cash flows from operating activities                                                   (3,403)        4,746
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments:
  Debt securities Held-to-Maturity                                                           (5,342)      (28,531)
  Debt and equity securities Available-for-Sale                                            (143,980)      (61,368)
  Other investments                                                                          (1,139)      (10,169)
 Proceeds from maturities and exchanges of investments:
  Debt securities Held-to-Maturity                                                            3,408
  Debt and equity securities Available-for-Sale                                               5,404           573
  Other investments                                                                                         1,337
 Proceeds from sales of investments:
  Debt and equity securities Available-for-Sale                                             257,621       100,573
  Other investments                                                                             496         2,187
 Capital and other expenditures                                                              (1,261)       (1,093)
 Net change in short-term investments                                                      (109,070)        2,732
 Other                                                                                         (188)          (58)
 Net cash used in investing activities of discontinued operations                                          (8,271)
                                                                                          ---------     ---------
  Net cash flows from investing activities                                                    5,949        (2,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash advanced from bank line of credit                                                                     6,500
 Cash repaid on bank line of credit                                                                        (6,500)
 Cash advanced from bank construction loans                                                   7,827         7,338
 Cash repaid on bank construction loans                                                      (7,505)       (5,959)
 Cash dividends paid to common stockholders                                                  (4,438)       (4,737)
 Proceeds from exercise of stock options                                                        370           273
 Purchase of treasury shares                                                                 (4,204)       (2,625)
 Net cash provided by financing activities of discontinued operations                                       3,745
                                                                                          ---------     ---------
  Net cash flows from financing activities                                                   (7,950)       (1,965)
                                                                                          ---------     ---------
 Net increase (decrease) in cash                                                             (5,404)          693
 Cash at beginning of period                                                                  6,919         5,358
                                                                                          ---------     ---------
 Cash at March 31,                                                                        $   1,515     $   6,051
                                                                                          ---------     ---------
                                                                                          ---------     ---------

    (continued)

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (continued)

                                                                               FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                 1996        1995
                                                                              (Dollars in Thousands)
 RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET
  CASH FLOWS FROM OPERATING ACTIVITIES:

 Income From Continuing Operations                                            $ 12,400      $ 4,358

   Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
   Depreciation and amortization                                                 1,865          666
   Realized gains on investments                                                (4,272)        (166)
   Net cash from trading portfolio                                                 750         (677)
   Decrease (increase) in:
    Accrued investment income                                                      818          981
    Premiums receivable                                                         (9,197)      (5,380)
    Receivable from reinsurers                                                     202       (2,813)
    Deferred policy acquisition costs                                             (248)      (1,043)
    Federal income taxes                                                         4,411        1,891
   Increase (decrease) in:
    Unpaid losses and loss expenses                                            (10,618)      (3,114)
    Policy and contract claims                                                                 (556)
    Unearned premiums                                                            3,181        6,467
    Policyholders' dividends accrued                                            (1,304)        (316)
    Other policyholder funds                                                    (1,526)          46
    Other                                                                          135           34
   Net cash from discontinued operating activities                                            4,368
                                                                              --------      -------
     Net cash flows from operating activities                                 $ (3,403)     $ 4,746
                                                                              --------      -------
                                                                              --------      -------

   The accompanying notes are an integral part of this statement.

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                     FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                     1996             1995
Note 1.  Computation of Earnings per Share:
(A) Net income                                                                    $ 12,400,000     $ 6,900,000
                                                                                  ------------     -----------
                                                                                  ------------     -----------
(B) Number of shares used in calculating
     primary earnings per share:

    Weighted average outstanding shares
     during the period                                                              17,705,000      18,884,000
    Additional common shares issuable under
     employee stock options using the
     treasury stock method (1)                                                          83,000         101,000
                                                                                  ------------     -----------
                                                                                    17,788,000      18,985,000
                                                                                  ------------     -----------
                                                                                  ------------     -----------
Net income per share (A)/(B)                                                      $       0.70     $      0.36
                                                                                  ------------     -----------
                                                                                  ------------     -----------
(C) Number of fully diluted shares:

    Weighted average outstanding shares
     during the period                                                              17,705,000      18,884,000
    Additional common shares issuable under
     employee stock options using the
     treasury stock method (2)                                                         106,000         101,000
                                                                                  ------------    ------------
                                                                                    17,811,000      18,985,000
                                                                                  ------------    ------------
                                                                                  ------------    ------------
Net income per share (A)/(C)                                                      $       0.70     $      0.36
                                                                                  ------------    ------------
                                                                                  ------------    ------------

(1) Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.

Note 2.  New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 must be applied to fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the intrinsic value-method of accounting prescribed by Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting were applied. The company has elected to follow the provision of APB No. 25 and, accordingly, will make the pro forma disclosures required by SFAS No. 123 in its financial statements for the year ending December 31, 1996.

Note 3.  Subsequent Event

On May 6, 1996, Zenith announced that its wholly-owned subsidiary, Zenith Insurance Company ("ZIC"), entered into a Letter of Intent to acquire Associated General Contractors' Self-Insurer's Fund ("AGC-SIF"), a Florida workers' compensation self-insurer's fund. Under the terms of the Letter of Intent, ZIC will acquire AGC-SIF's assets and assume its liabilities, including the liabilities of the insured members of AGC-SIF for future assessments. After the closing date balances are verified, ZIC will distribute to the members of AGC-SIF an amount equal to the net book value of the fund.

The acquisition is subject to a number of conditions, including a due diligence investigation, the negotiation and execution of definitive documentation, the approval by the members of AGC-SIF and ZIC's Board of Directors, and regulatory approvals, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act. AGC-SIF had 1995 premium written of approximately $40 million.

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

On March 7, 1996, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable May 15, 1996 to stockholders of record at the close of business on April 30, 1996.

ITEM 2:


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Zenith's principal source of consolidated earnings is the income, including investment income, from operations of its property and casualty insurance businesses. The comparative results of operations are set forth in the table below, followed by a discussion of significant changes.

- -------------------------------------------------------------------------------------------
                                                               Three months ended March 31,
Dollars in thousands                                             1996                 1995
- -------------------------------------------------------------------------------------------
Investment income, after tax                                   $ 8,016               $7,544
Realized gains on investments, after tax                         2,777                  108
- -------------------------------------------------------------------------------------------
Sub-total                                                       10,793                7,652
- -------------------------------------------------------------------------------------------
Property and Casualty, after tax:
  Underwriting income                                            2,776                1,594
  Catastrophe losses                                                                 (3,835)
- -------------------------------------------------------------------------------------------
Property and casualty underwriting income (loss)                 2,776               (2,241)
- -------------------------------------------------------------------------------------------
Income from real estate operations, after tax                      163                  499
Interest expense, after tax                                       (923)              (1,013)
Parent expenses, after tax                                        (409)                (539)
Income from discontinued operations                                                   2,542
- -------------------------------------------------------------------------------------------
Net income                                                     $12,400               $6,900
- -------------------------------------------------------------------------------------------

In December 1995, Zenith sold its wholly-owned life insurance subsidiary, retaining the health insurance business previously written by such subsidiary. In 1995, the results of life and annuity operations have been included as discontinued operations and the results of health insurance operations have been reclassified and included in Other Property and Casualty operations.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I  FINANCIAL INFORMATION


Management's Discussion and Analysis of Consolidated Financial
  Condition and Results of Operations (continued)

PROPERTY AND CASUALTY OPERATIONS:

Premiums earned, underwriting results and combined ratios before tax for the three months ended March 31, 1996 and 1995 were as follows:


- -----------------------------------------------------------------------------------
                                         Three Months Ended March 31,     Increase
Dollars  in Thousands                         1996         1995          (Decrease)
- -----------------------------------------------------------------------------------
Premium Earned
  Workers' Compensation
    California                              $ 37,721     $ 41,815             (10%)
    Outside California                        13,805        8,886              55%
                                            --------     --------
  Total Workers' Compensation                 51,526       50,701               2%
  Other Property & Casualty                   50,169       47,419               6%
  Reinsurance                                 10,542        8,939              18%
                                            --------     --------
Total                                       $112,237     $107,059               5%
                                            --------     --------
                                            --------     --------
Underwriting Income (Loss) Before Taxes
  Workers' Compensation                      ($1,310)     ($1,294)
  Other Property & Casualty                    2,209       (5,926)
  Reinsurance                                  3,503        3,755
                                            --------     --------
Total                                       $  4,402      ($3,465)
                                            --------     --------
                                            --------     --------
Combined Loss and Loss Expense Ratios
  Workers' Compensation
    Losses                                     46.4%        41.4%
    Loss Expenses                              22.6%        29.9%
    Underwriting Expenses                      32.4%        26.6%
    Dividends to Policyholders                  1.1%         4.7%
                                            --------     --------
      Combined Ratio                          102.5%       102.6%

  Other Property & Casualty
    Losses and Loss Expenses                   65.4%        81.7%
    Underwriting Expenses                      30.2%        30.8%
                                            --------     --------
      Combined Ratio                           95.6%       112.5%

  Reinsurance
    Losses and Loss Expenses                   47.9%        39.0%
    Underwritng Expenses                       18.9%        19.0%
                                            --------     --------
      Combined Ratio                           66.8%        58.0%

  Total Property & Casualty
    Losses and Loss Expenses                   65.4%        73.2%
    Underwriting Expenses                      30.2%        27.8%
    Dividends to Policyholders                  0.5%         2.2%
                                            --------     --------
      Combined Ratio                           96.1%       103.2%
- -----------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I  FINANCIAL INFORMATION


Management's Discussion and Analysis of Consolidated Financial
  Condition and Results of Operations (continued)


Underwriting results improved in the first quarter of 1996 compared to the corresponding period in 1995 principally because of the absence of catastrophe losses in 1996.

During the first quarter of 1996, Zenith continued the expansion of its Workers' Compensation operation outside of California. The competition in the Workers' Compensation market continues to be intense, particularly in California. However, Zenith is continuing its managed care initiatives, return to work strategies, safety and health programs, fraud investigation and litigation efforts with loss ratios for Zenith's Workers' Compensation insurance operations during the first quarter of 1996 continuing to be favorable relative to both Zenith's long-term historical experience and the actuarial assumptions used in its Workers' Compensation premium rates. Expenses in Zenith's Workers' Compensation claims adjustment process decreased in the first quarter of 1996 compared to the first quarter of 1995 due to progress made in bringing recurring operating costs into line with reduced premium income. In addition, following the sale of Zenith's life insurance subsidiary, Zenith re-evaluated the allocation of its corporate and administrative costs relative to re-focusing its business in property and casualty insurance operations, including investing activities. Partly as a result of this process and partly because of certain non-recurring expenses, underwriting expenses and expenses of the investment operations increased in the first quarter of 1996.

The Other Property and Casualty operations improved in the first quarter of 1996, benefiting from overall reduced frequency of losses as well as the absence of losses from severe weather damage in California, which amounted to $5.7 million in the first quarter of 1995.

INVESTMENTS:

Fluctuations in interest rates continue to impact stockholders' equity due to changes in the market value of fixed maturity securities classified as Available-for-Sale. At March 31, 1996, the unrealized loss on such fixed maturities was $4.7 million, before deferred taxes, compared to an unrealized gain of $11.0 million, before deferred taxes, at December 31, 1995. This change resulted in a decrease in stockholders' equity of $10.2 million, after deferred taxes, between December 31, 1995 and March 31, 1996. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities markets.

Investment income increased in the quarter ended March 31, 1996 compared to the same period in 1995 principally due to an increase in invested assets of the Parent.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I  FINANCIAL INFORMATION


Management's Discussion and Analysis of Consolidated Financial
  Condition and Results of Operations (continued)


The yields on invested assets, which vary with the general level of interest rates, were as follows:

- --------------------------------------------------------------------------------
Investment Yields                                   Three Months Ended March 31,
                                                     1996                  1995
- --------------------------------------------------------------------------------
  Pre-tax                                            5.8%                  6.0%
  Post-tax                                           3.9%                  4.0%
- --------------------------------------------------------------------------------

Bonds with investment grade ratings represented 95% and 96% of the consolidated carrying values of investments in bonds at March 31, 1996 and December 31, 1995, respectively. At March 31, 1996, the average maturity of the investment portfolio was 4.2 years, compared to 3.9 years at December 31, 1995.

The change in the carrying value of Zenith's consolidated investment portfolio during the three months ended March 31, 1996 was as follows:


Dollars in thousands
- ---------------------------------------------------------------------------------------
Carrying Value at December 31, 1995                                           $835,214
Purchases at cost                                                              150,461
Maturities and exchanges of investments                                         (9,562)
Proceeds from sales of fixed maturity investments:
  Available-for-sale                                            (257,621)
Proceeds from sales of other investments                            (496)
                                                                --------
    Total proceeds from disposals of investments                              (258,117)
Realized gains from maturities and exchanges of investments:
  Available-for-sale                                                  25
Realized gains from sales of investments:
  Available-for-sale                                               3,894
  Other investments                                                  353
                                                                --------
    Total realized gains on investments                                          4,272
Unrealized loss on investments                                                 (14,499)
Increase in short-term investments                                             109,070
Net accretion of bonds and preferred stocks and other changes                     (518)
- ---------------------------------------------------------------------------------------
Carrying Value at March 31, 1996                                              $816,321
- ---------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I  FINANCIAL INFORMATION


Management's Discussion and Analysis of Consolidated Financial
  Condition and Results of Operations (continued)


LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows; and available lines of credit ($50,000,000 at March 31, 1996) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

After adjusting for the effects of the cash flows from the trading portfolio in both periods, net cash flow from continuing operations was negative in the three months ended March 31, 1996, and decreased by approximately $5.2 million from the corresponding period in 1995. The decline was primarily due to non-recurring payments in the first quarter of 1996 relating to Zenith's assumed reinsurance operation. Such non-recurring payments were principally associated with the commutation of certain treaties and payments for catastrophe losses.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           PART II  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

[a]  Exhibits

  [3.1] Certificate of Incorporation of Zenith as in effect immediately prior to November 22, 1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8. date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, date of report November 22, 1985.)

  [3.2] By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988.)

  [11]  Statement re: computation of per share earnings   Part I, Item 1, Note 1
        of the consolidated financial statements is incorporated herein by reference

  [27]  Financial Data Schedule

[b]  Reports on Form 8-K

         The registrant filed a Current Report on Form 8-K dated January 9, 1996 in connection with the sale of CalFarm Life Insurance Company.

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




                                       ZENITH NATIONAL INSURANCE CORP.
                                                            Registrant





Date: May 14, 1996                Stanley R. Zax
                                  -----------------------------------------
                                  Stanley R. Zax, Chairman of the Board
                                  & President (Principal Executive Officer)





Date: May 14, 1996                Fredricka Taubitz
                                  -----------------------------------------
                                  Fredricka Taubitz, Executive Vice President
                                  & Chief Financial Officer (Principal
                                  Accounting Officer)