Form 10-K/A
period 1995-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1996-06-28
CIK 109261

                                                                      THE ZENITH
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                   Form 10-K

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

QUARTER                                                          1995        1994
- ------------------------------------------------------------    -------     -------
First
  High......................................................     22 3/4      24 1/4
  Low.......................................................     19 3/8      20 3/4
Second
  High......................................................     22          25 1/2
  Low.......................................................     20          20 5/8
Third
  High......................................................     24 1/4      27 3/8
  Low.......................................................     20          22
Fourth
  High......................................................     24 5/8      24 1/2
  Low.......................................................     20          20 3/4

    As of March 27, 1996, there were 420 holders of record of Zenith Common
Stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith Common Stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

        DATE OF DECLARATION             TYPE AND AMOUNT OF        RECORD DATE FOR
          BY ZENITH BOARD                    DIVIDEND                 PAYMENT               PAYMENT DATE
- ------------------------------------  -----------------------  ---------------------  ------------------------
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

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                 COLUMN C
                                                -----------
                                                  FUTURE                       COLUMN E
                                  COLUMN B        POLICY                      -----------
                                 -----------     BENEFITS,                       OTHER                       COLUMN G
                                  DEFERRED        LOSSES,       COLUMN D        POLICY        COLUMN F      -----------
           COLUMN A                POLICY         CLAIMS       -----------    CLAIMS AND     -----------        NET
- ------------------------------   ACQUISITION     AND LOSS       UNEARNED       BENEFITS        PREMIUM      INVESTMENT
           SEGMENT                  COSTS        EXPENSES       PREMIUMS        PAYABLE        REVENUE        INCOME
- ------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1995
- ------------------------------
Property and Casualty
  Workers' compensation.......   $    5,001     $  262,738     $   28,644                    $  203,252
  Other property/casualty.....       13,802        107,995         78,760                       192,276
  Reinsurance.................        1,536         92,390         12,187                        41,985
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,339        463,123        119,591                       437,513     $   45,931
Reinsurance ceded.............                      54,429
Registrant....................                                                                                     219
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,339     $  517,552     $  119,591     $   --         $  437,513     $   46,150
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1994
- ------------------------------
Property and Casualty
  Workers' compensation.......   $    4,430     $  264,665     $   34,123                    $  216,030
  Other property/casualty.....       12,598        101,615         77,211                       186,661
  Reinsurance.................        1,478         96,430         10,491                        36,138
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     18,506        462,710        121,825                       438,829     $   39,611
Reinsurance ceded.............                      47,696
Registrant....................                                                                                     457
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   18,506     $  510,406     $  121,825     $   --         $  438,829     $   40,068
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1993
- ------------------------------
Property and Casualty
  Workers' compensation.......   $    4,264     $  286,452     $   32,109                    $  244,661
  Other property/casualty.....       11,704         93,199         72,855                       179,314
  Reinsurance.................        1,048         94,848          6,889                        23,295
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     17,016        474,499        111,853                       447,270     $   38,817
Reinsurance ceded.............                      44,919             10
Registrant....................                                                                                     492
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   17,016     $  519,418     $  111,863     $   --         $  447,270     $   39,309
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------


                                  COLUMN H       COLUMN I
                                 -----------    -----------
                                  BENEFITS,     AMORTIZATION    COLUMN J
                                   CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A              LOSSES AND       POLICY          OTHER       -----------
- ------------------------------   SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                EXPENSES         COSTS        EXPENSES        WRITTEN
- ------------------------------   -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1995
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  153,692     $   36,358     $   22,090     $   197,773
  Other property/casualty.....      149,797         39,621         14,865         198,676
  Reinsurance.................       22,100          5,867          1,063          43,433
                                 -----------    -----------    -----------    -----------
                                    325,589         81,846         38,018         439,882
Reinsurance ceded.............
Registrant....................                                      1,863
                                 -----------    -----------    -----------    -----------
  Total.......................   $  325,589     $   81,846     $   39,881     $   439,882
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1994
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  129,352     $   32,336     $   24,779     $   218,044
  Other property/casualty.....      138,925         38,782         15,920         190,922
  Reinsurance.................       25,571          6,135            110          39,674
                                 -----------    -----------    -----------    -----------
                                    293,848         77,253         40,809         448,640
Reinsurance ceded.............
Registrant....................                                      4,059
                                 -----------    -----------    -----------    -----------
  Total.......................   $  293,848     $   77,253     $   44,868     $   448,640
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1993
- ------------------------------
Property and Casualty
  Workers' compensation.......   $  164,815     $   33,317     $   19,736     $   245,917
  Other property/casualty.....      128,051         36,345         20,393         183,876
  Reinsurance.................       13,678          3,384            896          26,807
                                 -----------    -----------    -----------    -----------
                                    306,544         73,046         41,025         456,600
Reinsurance ceded.............
Registrant....................                                      3,478
                                 -----------    -----------    -----------    -----------
  Total.......................   $  306,544     $   73,046     $   44,503     $   456,600
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
COLUMN A                                                  --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
- -------------------------------------------------------       GROSS           OTHER       FROM OTHER    --------------    ASSUMED
(AMOUNTS IN THOUSANDS)                                        AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1995
Premiums earned........................................   $      413,258   $    21,112    $   45,367    $      437,513       10.4%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1994
Premiums earned........................................   $      422,563   $    21,521    $   37,787    $      438,829        8.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1993
Premiums earned........................................   $      443,477   $    22,301    $   26,094    $      447,270        5.8%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------

                                                                      THE ZENITH
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                            ------------------------

                        ZENITH NATIONAL INSURANCE CORP.
             (Exact name of registrant as specified in its charter)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  EXHIBIT LIST

 EXHIBIT
 NUMBER                                         DESCRIPTION
- ---------  --------------------------------------------------------------------------------------
  2.1      Stock Acquisition Agreement, dated as of September 19, 1995, between Anchor National
           Life Insurance Company and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Report on Form 8-K dated October 6, 1995.)
  2.2      Amendment No. 1 to Stock Acquisition Agreement dated as of December 27, 1995, by and among Anchor National Life Insurance Company, SunAmerica Life Insurance Company and
           Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to
           Zenith's Report on Form 8-K dated January 9, 1996.)
  3.1      Certificate of Incorporation of Zenith as in effect immediately prior to November 22,
           1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of
           Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's
           Current Report on Form 8-K, date of report November 22, 1985).
  3.2      By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to
           Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31,
           1988.)
  4.1      Indenture dated as of May 1, 1992 entered into between Zenith and Norwest Bank
           Minnesota, National Association, as trustee, pursuant to which Zenith issued its 9%
           Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to
           Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.)
 10.1      Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company,
           Zenith, the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel
           Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance Financial
           Services Corporation on March 9, 1981 with respect to the common stock of Zenith).
 10.2      Asset and Liability Assumption Agreement, dated as of June 4, 1985, between Zenith
           Insurance and the Insurance Commissioner of the State of California (the
           "Commissioner"). (Incorporated herein by reference to Exhibit 1 to Zenith's Current
           Report on Form 8-K, date of report July 26, 1985).
 10.3      Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance,
           Zenith and the Commissioner (Incorporated herein by reference to Exhibit 10.6 to
           Zenith's Annual Report on Form 10-K for the year ended December 31, 1985), together with the following exhibits:
           (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of
               Zenith Insurance. (Incorporated herein by reference to
              Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31,
               1985).
           (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's
               Annual Report on Form 10-K for the year ended December 31, 1985).
           (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July
               26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).

 EXHIBIT
 NUMBER                                         DESCRIPTION
- ---------  --------------------------------------------------------------------------------------
           (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
               Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit
               28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
           (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit
               10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).
           (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26,
                1985).
*10.4      Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December
           6, 1985. (Incorporated herein by reference to Zenith's Registration Statement on Form
           S-8 (SEC File No. 2-97962)).
*10.5      Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's
           Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
           Registration Statement on Form S-8
           (SEC File No. 33-8948)).
*10.6      Employment Agreement, dated February 8, 1995, between Zenith and Fredricka Taubitz.
           (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1994).
*10.7      Employment Agreement, dated February 16, 1995, between Zenith and John J. Tickner.
           (Incorporated herein by reference to Exhibit 10.7 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1994).
*10.8      Employment Agreement, dated February 2, 1995, between Zenith and Stanley R. Zax.
           (Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1994).
*10.9      Stock Option Agreement, dated as of May 19, 1987, between Zenith and Stanley R. Zax.
           (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form
           10-K for the year ended December 31, 1987).
 10.10     Credit Agreement dated as of December 14, 1994, between Zenith and Sanwa Bank of
           California. (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual
           Report on Form 10K for the year ended December 31, 1994.)
 10.11     Amendment dated as of December 28, 1995 to Credit Agreement, dated as of December 14,
           1994, between Zenith and Sanwa Bank of California.
 10.12     Revolving Note Agreement, dated July 1, 1995, between Zenith and City National Bank.
           (Incorporated herein by reference to Exhibit 10 to Zenith's Quarterly Report on Form
           10Q for the quarter ended June 30, 1995.)
 10.13     Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith
           Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm
           Insurance Company, dated as of May 22, 1995.
 10.14     Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
           Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
           (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form
           10K for the year ended December 31, 1991.)

 EXHIBIT
 NUMBER                                         DESCRIPTION
- ---------  --------------------------------------------------------------------------------------
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

- ------------------------
*Management contract or compensatory plan or arrangement