Form 10-Q
period 1996-06-30
ZENITH NATIONAL INSURANCE CORP
filed 1996-08-14
CIK 109261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 1996

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from               to
                                          -------------    ----------------

Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.
     [Exact name of registrant as specified in its charter]

DELAWARE                                                       95-2702776
     [State or other jurisdiction of                         I.R.S. Employer
     incorporation or organization]                        identification No.]


21255 Califa Street, Woodland Hills, California                 91367-5021
     [Address of principal executive offices]                  [Zip Code]

[818]  713-1000
     [Registrant's telephone number, including area code]


Not Applicable
     [Former name, former address and former fiscal year, if changed since last report.]



Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15[d] of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                          ----     ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   At July 31, 1996, 17,535,000
shares of common stock were outstanding, net of 6,835,000 shares of treasury stock.

                        PART I     FINANCIAL INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:
Dollars and Shares in Thousands
ASSETS                                                                                       JUN. 30, 1996    DEC. 31, 1995
Investments
  Fixed maturities:
    At amortized cost (fair value $54,854 & $57,816)                                         $     56,076       $      56,674
    At fair value (cost $513,397 & $555,922)                                                      503,357             566,826
  Non redeemable preferred stocks, at fair value (cost $14,864 & $14,864)                          14,283              13,869
  Common stocks, at fair value (cost $14,366 & $18,937)                                            17,210              22,656
  Short-term investments (at cost, which approximates fair value)                                 153,880             137,083
  Other investments                                                                                38,873              38,106
                                                                                              -----------         -----------
       TOTAL INVESTMENTS                                                                          783,679             835,214
Cash                                                                                                8,091               6,919
Accrued investment income                                                                           9,259               8,810
Premiums receivable                                                                                82,833              70,155
Receivable from reinsurers and prepaid reinsurance premiums                                        66,545              64,781
Federal income tax                                                                                 22,821              14,609
Deferred policy acquisition costs                                                                  21,313              20,339
Properties and equipment, less accumulated depreciation                                            48,609              48,702
Excess of cost over net assets acquired and purchased intangibles and other assets                  7,777               7,983
Other assets                                                                                       50,025              37,921
                                                                                              -----------         -----------
        TOTAL ASSETS                                                                         $  1,100,952       $   1,115,433
                                                                                              -----------         -----------
                                                                                              -----------         -----------
LIABILITIES
Policy liabilities and accruals
  Unpaid losses and loss expenses                                                            $    504,149       $     517,552
  Unearned premiums                                                                               129,926             119,591
Policyholders' dividends accrued and accumulated                                                   10,125              12,100
Other policyholder funds                                                                           13,060              15,491
Reserves on loss portfolio transfers                                                                8,581               9,073
Senior notes payable, less unamortized issue costs of $707 & $768                                  74,293              74,232
Payable to banks                                                                                    7,382               8,903
Other liabilities                                                                                  28,817              28,059
                                                                                              -----------         -----------
        TOTAL LIABILITIES                                                                         776,333             785,001
                                                                                              -----------         -----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1995 and 1994
Common stock, $1 par - shares authorized 50,000; issued 24,365,
   outstanding 17,530, 1996; issued 24,310, outstanding 17,784, 1995                               24,365              24,310
Additional paid-in capital                                                                        257,135             256,083
Retained earnings                                                                                 169,986             155,634
Net unrealized appreciation (depreciation) on investments, net of deferred
   tax expense (benefit) of $(2,715) & $4,752                                                      (5,043)              8,825
                                                                                              -----------         -----------
                                                                                                  446,443             444,852
Less treasury stock at cost (6,835 shares 1996 & 6,526 shares 1995)                              (121,824)           (114,420)
                                                                                              -----------         -----------
        TOTAL STOCKHOLDERS' EQUITY                                                                324,619             330,432
                                                                                              -----------         -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  1,100,952        $  1,115,433
                                                                                              -----------         -----------
                                                                                              -----------         -----------
The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE  30,                        JUNE 30,

Dollars in thousands, except per share data                         1996           1995            1996             1995
CONSOLIDATED REVENUES:
Premium earned                                                   $  108,255      $ 106,439     $  220,492     $  213,498
Net investment income                                                12,836         11,949         24,890         23,240
Realized gains on investments                                         3,778          1,013          8,050          1,179
Real estate sales                                                     8,810         11,273         14,795         20,093
                                                                   --------       --------       --------        -------
   Total revenues                                                   133,679        130,674        268,227        258,010
EXPENSES:
Property and casualty losses and loss expenses incurred              74,429         78,283        147,844        156,643
Policy acquisition costs                                             19,887         18,349         42,251         37,829
Other underwriting and operating expenses                            13,247          9,901         25,373         21,035
Policyholders' dividends                                                316            299            875          2,677
Real estate construction costs                                        8,233         10,711         13,983         18,764
Interest expense                                                      1,416          1,528          2,836          3,087
                                                                   --------       --------       --------        -------
   Total expenses                                                   117,528        119,071        233,162        240,035
Income from continuing operations before federal income tax          16,151         11,603         35,065         17,975
Federal income tax expense                                            5,451          4,092         11,965          6,106
                                                                   --------       --------       --------        -------
Income from continuing operations                                    10,700          7,511         23,100         11,869
DISCONTINUED OPERATIONS:
Income from discontinued operations                                                  2,689                         5,231
                                                                   --------       --------       --------        -------
NET INCOME                                                       $   10,700      $  10,200      $  23,100      $  17,100
                                                                   --------       --------       --------        -------
                                                                   --------       --------       --------        -------

EARNINGS PER SHARE:
Income from continuing operations                                $     0.60      $    0.40      $    1.30       $   0.63
Income from discontinued operations                                                   0.14                          0.28
                                                                   --------       --------       --------        -------
Net income per share                                             $     0.60      $    0.54      $    1.30       $   0.91
                                                                   --------       --------       --------        -------
                                                                   --------       --------       --------        -------

The accompanying notes are an integral part of this statement.


                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                  SIX MONTHS
Dollars in thousands                                                                            ENDED JUNE 30,
                                                                                              1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Premiums collected                                                                        $227,111       $224,532
  Investment income received                                                                  23,219         21,590
  Proceeds from sales of real estate                                                          14,795         20,093
  Losses & loss adjustment expenses paid                                                    (162,866)      (164,899)
  Underwriting & other operating expenses paid                                               (64,610)       (61,685)
  Real estate construction costs paid                                                        (26,595)       (19,104)
  Reinsurance premiums paid                                                                  (11,644)       (11,618)
  Dividends paid to policyholders                                                             (1,387)        (6,281)
  Interest paid                                                                               (3,863)        (3,274)
  Income taxes paid                                                                          (12,563)        (2,158)
                                                                                             -------        -------
    Net cash flows from continuing operating activities, excluding cash from
      trading portfolio                                                                      (18,403)        (2,804)
  Net cash from sales (purchases) of trading portfolio investments                             7,050          1,414
                                                                                             -------        -------
    Net cash flows from operating activities, including cash from trading portfolio          (11,353)        (1,390)
  Net cash flows from discontinued operating activities                                                       8,262
                                                                                             -------        -------
    Net cash flows from operating activities                                                 (11,353)         6,872
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Debt securities Held-to-Maturity                                                          (5,342)      (121,330)
    Debt and equity securities Available-for-Sale                                           (240,091)       (71,100)
    Other investments                                                                         (1,659)       (11,735)
  Proceeds from maturities and exchanges of investments:
    Debt securities Held-to-Maturity                                                           5,781             14
    Debt and equity securities Available-for-Sale                                              8,932         13,114
    Other investments                                                                                         2,178
  Proceeds from sales of investments:
    Debt and equity securities Available-for-Sale                                            277,132        156,622
    Other investments                                                                          2,491          4,371
  Capital and other expenditures                                                              (3,166)        (3,175)
  Net change in short-term investments                                                       (14,766)        41,185
  Net cash used in investing activities of discontinued operations                                          (14,994)
                                                                                             -------        -------
    Net cash flows from investing activities                                                  29,312         (4,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash advanced from bank line of credit                                                                     13,500
  Cash repaid on bank line of credit                                                                         (6,500)
  Cash advanced from bank construction loans                                                  14,751         14,840
  Cash repaid on bank construction loans                                                     (16,272)       (13,894)
  Cash dividends paid to common stockholders                                                  (8,824)        (9,406)
  Proceeds from exercise of stock options                                                        962          1,166
  Purchase of treasury shares                                                                 (7,404)        (6,755)
  Net cash provided by financing activates of discontinued operations                                         6,344
                                                                                             -------        -------
    Net cash flows from financing activities                                                 (16,787)          (705)
                                                                                             -------        -------
  Net increase in cash                                                                         1,172          1,317
  Cash at beginning of period                                                                  6,919          5,358
                                                                                             -------        -------
  Cash at June 30,                                                                         $   8,091       $  6,675
                                                                                             -------        -------
                                                                                             -------        -------
      (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (continued)

                                                                           SIX  MONTHS
                                                                          ENDED JUNE 30,
                                                                        1996         1995
                                                                       (Dollars in Thousands)

RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES:

Income From Continuing Operations                                     $ 23,100      $11,869

  Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
  Depreciation and amortization                                          1,730        1,724
  Realized gains on investments                                         (8,050)      (1,179)
  Net cash from trading portfolio                                        7,050        1,414
  Decrease (increase) in:
    Accrued investment income                                             (449)        (913)
    Premiums receivable                                                (12,678)     (10,112)
    Receivable from reinsurers                                          (1,764)      (5,271)
    Deferred policy acquisition costs                                     (974)      (1,924)
    Federal income taxes                                                  (599)       3,948
    Real estate construction in progress                               (12,064)         450
  Increase (decrease) in:
    Unpaid losses and loss expenses                                    (13,403)      (3,048)
    Unearned premiums                                                   10,335        9,274
    Policyholders' dividends accrued                                    (1,975)      (4,012)
    Other policyholder funds                                            (2,431)      (1,418)
    Other                                                                  819       (2,192)
  Net cash from discontinued operating activities                                     8,262
                                                                      --------      -------
      Net cash flows from operating activities                        $(11,353)     $ 6,872
                                                                      --------      -------
                                                                      --------      -------

       The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Computation of earnings per share:
Dollars and shares in thousands, except
 per share data


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                          1996               1995              1996               1995
(A)   Net income                                        $10,700            $10,200           $23,100             $17,100
                                                        -------            -------           -------             -------
                                                        -------            -------           -------             -------
(B)  Number of shares used in calculating
       primary earnings per share:
     Weighted average outstanding shares
       during the period                                 17,524             18,681            17,615              18,783
     Additional common shares issuable under
       employee stock options using the
       treasury stock method (1)                            250                 85               166                  93
                                                        -------             ------           -------             -------
                                                         17,774             18,766            17,781              18,876
                                                        -------             ------           -------             -------
                                                        -------             ------           -------             -------
Net income per share (A)/(B)                            $  0.60             $ 0.54           $  1.30             $  0.91
                                                        -------             ------           -------             -------
                                                        -------             ------           -------             -------
(C)   Number of fully diluted shares:

      Weighted average outstanding shares
        during the period                                17,524             18,681            17,615              18,783
      Additional common shares issuable under
        employee stock options using the
        treasury stock method (2)                           344                 93               224                  97
                                                        -------             ------           -------             -------
                                                         17,868             18,774            17,839              18,880
                                                        -------             ------           -------             -------
                                                        -------             ------           -------             -------
Net income per share (A)/(C)                            $  0.60             $ 0.54           $  1.29             $  0.91
                                                        -------             ------           -------             -------
                                                        -------             ------           -------             -------

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

Note 3.  Proposed Acquisition

On May 6, 1996, Zenith announced that its wholly-owned subsidiary, Zenith Insurance Company ("ZIC"), entered into a Letter of Intent to acquire Associated General Contractors Self-Insurers' Fund ("AGC-SIF"), a Florida workers' compensation self-insurers' fund. Under the terms of the Letter of Intent, ZIC will acquire AGC-SIF's assets and assume its liabilities, including the liabilities of the insured members of AGC-SIF for future assessments. After the closing date balances are verified, ZIC will distribute to the members of AGC-SIF an amount equal to the net book value of the fund. AGC-SIF had 1995 premium written of approximately $40 million.

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

On May 22, 1996, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable August 15, 1996 to stockholders of record at the close of business on July 31, 1996.

ITEM 2:
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Zenith's principal source of consolidated earnings is the income, including investment income, from operations of its property and casualty insurance business. The comparative results of operations are set forth in the table below, followed by a discussion of the significant changes.

- -----------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30
DOLLARS IN THOUSANDS                                        1996           1995          1996           1995
- -----------------------------------------------------------------------------------------------------------------
Investment income, after tax                               $8,536         $7,985        $16,552        $15,529
Realized gains on investments, after tax                    2,456            658          5,233            766
- ----------------------------------------------------------------------------------------------------------------
Sub-total                                                  10,992          8,643         21,785         16,295
- -----------------------------------------------------------------------------------------------------------------

Property and Casualty, after tax:
  Underwriting income (loss)                                  688           (169)         3,464          1,425
  Catastrophe losses                                                                                    (3,835)
- -----------------------------------------------------------------------------------------------------------------
Property and casualty underwriting income (loss)              688           (169)         3,464         (2,410)
- -----------------------------------------------------------------------------------------------------------------

Income from real estate operations, after tax                 375            364            538            863
Interest expense, after tax                                  (920)          (993)        (1,843)        (2,006)
Parent expenses, after tax                                   (435)          (334)          (844)          (873)
Income from discontinued operations                                        2,689                         5,231
- -----------------------------------------------------------------------------------------------------------------
Total                                                     $10,700        $10,200        $23,100        $17,100
- -----------------------------------------------------------------------------------------------------------------



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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PROPERTY AND CASUALTY OPERATIONS:

Premiums earned, underwriting results and combined ratios for the three and six months ended June 30, 1996 and 1995 were as follows:

- -----------------------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
DOLLARS IN THOUSANDS                         1996         1995     Change      1996       1995       Change
- -----------------------------------------------------------------------------------------------------------------
Premiums Earned
   Workers' Compensation
     California                            $35,722        $38,131   (6%)      $73,686   $79,946       (8%)
     Outside California                     13,651          9,797   39%        27,213    18,683       46%
                                         ------------------------           --------------------
   Total Workers' Compensation              49,373         47,928    3%       100,899    98,629        2%
   Other Property & Casualty                49,820         47,631    5%        99,989    95,050        5%
   Reinsurance                               9,062         10,880  (17%)       19,604    19,819       (1%)
                                         ------------------------           ---------------------
Total                                     $108,255       $106,439    2%      $220,492  $213,498        3%

Underwriting Income (Loss) Before Taxes
   Workers' Compensation                   ($4,322)       ($4,039)            ($5,632)  ($5,333)
   Other Property & Casualty                 2,493            320               4,702    (5,606)
   Reinsurance                               2,875          3,840               6,378     7,595
                                          ------------------------           --------------------
Total                                       $1,046           $121              $5,448   ($3,344)

Combined Loss and Loss Expense Ratios
   Workers' Compensation
   Losses                                    53.8%          50.2%               50.0%     45.7%
   Loss Expenses                             20.5%          28.8%               21.6%     29.4%
   Underwriting Expenses                     33.8%          28.8%               33.1%     27.6%
   Policyholder Dividends                     0.7%           0.6%                0.9%      2.7%
                                          --------        ------              -------   --------
   Combined Ratio                           108.8%         108.4%              105.6%    105.4%

Other Property & Casualty
   Losses & Loss Expenses                    65.3%          72.2%               65.4%     76.9%
   Underwriting Expenses                     29.7%          27.1%               29.9%     29.0%
                                          --------        ------              -------   --------
   Combined Ratio                            95.0%          99.3%               95.3%    105.9%

Reinsurance
   Losses & Loss Expenses                    57.3%          55.5%               52.2%     48.0%
   Underwriting Expenses                     11.0%           9.2%               15.3%     13.7%
                                          --------        ------              ------    -------
     Combined Ratio                          68.3%          64.7%               67.5%     61.7%

Total Property & Casualty
   Losses & Loss Expenses                    68.8%          73.5%               67.1%     73.4%
   Underwriting Expenses                     29.9%          26.1%               30.0%     26.9%
   Policyholder Dividends                     0.3%           0.3%                0.4%      1.3%
                                          --------        ------              -------   --------
     Combined Ratio                          99.0%          99.9%               97.5%    101.6%
- -----------------------------------------------------------------------------------------------------------------


                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Underwriting results improved in the six months ended June 30, 1996 compared to the corresponding period in 1995 principally because of the absence of catastrophe losses in 1996 (catastrophe losses were $5.7 million in the first quarter of 1995). In addition, the underwriting result of the Other Property and Casualty Operation improved in the second quarter of 1996 compared to the corresponding period in 1995 because of an overall lower frequency of losses in 1996.

Competition in the workers' compensation insurance business continues to be intense, particularly in California. However, the claims loss ratio in Zenith's Workers' Compensation operation continued to be favorable relative to both Zenith's long-term historical experience and the actuarial assumptions used in its premium rates. Expenses in Zenith's Workers' Compensation claims adjustment process decreased in the quarter and six months ended June 30, 1996 compared to the corresponding periods in 1995 due to progress made in bringing recurring operating costs into line with reduced premium income. These reductions were partially offset by increased underwriting expenses in the quarter and six months ended June 30, 1996 compared to the corresponding periods in 1995. Such increases were attributable to the re-evaluation of the allocation of corporate and administrative costs relative to re-focusing Zenith's business in property and casualty insurance operations, including investing activities, following the sale of Zenith's life insurance subsidiary.

During the first six months of 1996, Zenith continued its expansion outside of California with the opening of an office in Harrisburg, Pennsylvania to commence operations in the North East United States. In addition, Zenith announced the proposed acquisition of AGC-SIF in Florida (see Note 3 to the Consolidated Financial Statements).

INVESTMENTS:

Fluctuations in interest rates continue to impact stockholders' equity due to changes in the market value of fixed maturity securities. At June 30, 1996, the unrealized loss on fixed maturities identified as Available-for-Sale was $9.9 million, before deferred taxes, compared to a gain of $11.0 million, before deferred taxes, at December 31, 1995. This change resulted in a decrease in stockholders' equity of $13.5 million, after deferred taxes, between December 31, 1995 and June 30, 1996. Stockholders' equity will continue to be affected by future volatility, if any, in the fixed maturity securities markets.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investment income increased in the three and six months ended June 30, 1996 compared to the corresponding periods in 1995 principally due to an increase in invested assets of the Parent.

The yields on invested assets, which vary with the general level of interest rates, were as follows:

- --------------------------------------------------------------------------------
                                          THREE MONTHS         SIX MONTHS
INVESTMENT YIELDS                        ENDED JUNE 30,      ENDED JUNE 30,
                                         1996     1995      1996         1995
- --------------------------------------------------------------------------------
Pre-tax                                  6.2%      6.7%      6.0%        6.2%
Post-tax                                 4.1%      4.3%      4.0%        4.2%
- --------------------------------------------------------------------------------

Bonds with investment grade ratings represented approximately 96% of the consolidated carrying values of investments in bonds at both June 30, 1996 and December 31, 1995. At June 30, 1996, the average maturity of the investment portfolio was 5.2 years, compared to 3.9 years at December 31, 1995.

The change in the carrying value of Zenith's consolidated investment portfolio during 1996 was as follows:



DOLLARS IN THOUSANDS
- ------------------------------------------------------------------------------------------------------------------
Carrying Value at December 31, 1995                                                                    $835,214
Purchases at cost                                                                                       247,092
Maturities and exchanges of investments                                                                 (21,763)
Proceeds from sales of investments:
  Available-for-sale                                                              (277,132)
  Other investments                                                                 (2,491)
                                                                                  ---------
    Total proceeds from disposals of investments                                                       (279,623)
Realized gains from maturities and exchanges of investments:
  Available-for-sale                                                                    28
Realized gains (losses) from sales of investments:
  Available-for-sale                                                                 6,567
  Trading portfolio                                                                    (71)
  Other investments                                                                  1,526
                                                                                ----------
    Total realized gains on investments                                                                   8,050
 Unrealized losses on investments                                                                       (21,335)
 Increase in short-term investments                                                                      14,766
 Net accretion of fixed maturities and other changes                                                      1,278
- --------------------------------------------------------------------------------------------------------------------
Carrying Value at June 30, 1996                                                                        $783,679
- --------------------------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows, and available lines of credit ($50,000,000 at June 30, 1996) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

After adjusting for the effects of the cash flows from the trading portfolio in both periods, net cash flow from continuing operations declined in the six months ended June 30, 1996 compared to the corresponding period in 1995. The net outflow was primarily due to negative cash flow in Perma-Bilt, Zenith's real estate construction subsidiary, attributable, principally, to land acquisitions in the first six months of 1996.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           PART II  OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders' Meeting of Zenith was held on May 22, 1996. Two matters were presented to a vote of the Stockholders.

One matter was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, is as follows:

DIRECTOR                               VOTES FOR               VOTES WITHHELD
- --------                              -----------              --------------
George E. Bello                        13,250,954                 569,491
Max M. Kampelman                       13,250,084                 570,361
Jack M. Ostrow                         13,250,084                 570,361
William Steele Sessions                13,251,954                 568,491
Harvey L. Silbert                      13,153,594                 666,851
Robert M. Steinberg                    13,034,265                 786,180
Saul P. Steinberg                      13,051,643                 768,802
Gerald Tsai, Jr.                       13,248,653                 571,792
Stanley R. Zax                         13,251,195                 569,250

With respect to the election of Directors, there were no votes cast against any Director, no abstentions and no broker non-votes.

The second matter was a vote to approve the 1996 Employee Stock Option Plan, a non-qualified stock option plan for officers and employees of Zenith and its subsidiaries. The matter was approved by the Stockholders. The tabulation of votes is as follows:

   FOR           AGAINST       ABSTAIN       BROKER NON-VOTES
   ---          ---------      -------       ----------------
9,828,098       1,576,209      502,078          1,914,060


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

[a]  Exhibits

[3.1] Certificate of Incorporation of Zenith as in effect immediately prior to November 22, 1985. (Filed as Exhibit 3 to Zenith's Amendment on Form 8, dated October 10, 1985, to Zenith's Current Report on Form 8-K, dated July 26, 1985 and incorporated herein
               by reference).   Certificate of Amendment to Certificate of
               Incorporation of Zenith, effective November 22, 1985. (Filed as Zenith's Current Report on Form 8-K, dated November 22, 1985 and incorporated herein by reference).

[3.2] By-Laws of Zenith, as currently in effect. (Filed as Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

[10.1] Revolving Note Agreement, dated July 1, 1996, between Zenith and City National Bank

[10.2] Second Amendment, dated June 28, 1996, to the Revolving Note Agreement, dated December 15, 1994 between Zenith and Sanwa Bank California

[10.3] Stock Option Agreement, dated as of March 15, 1996, between Zenith and Stanley R. Zax

[10.4] Amendment No. 2 to the Zenith National Insurance Corp. Amended and Restated Non-Qualified Stock Option Plan, dated as of April 9, 1996

[10.5] Zenith National Insurance Corp. 1996 Employee Stock Option Plan, approved by the stockholders on May 22, 1996

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

                                                 ZENITH NATIONAL INSURANCE CORP.
                                                                      Registrant




Date: August 14, 1996                       /s/    Stanley R. Zax
                                        ----------------------------------------
                                        Stanley R. Zax, Chairman of the Board
                                        & President (Principal Executive
                                        Officer)


Date: August 14, 1996                       /s/     Fredricka Taubitz
                                        ----------------------------------------
                                        Fredricka Taubitz, Executive Vice
                                        President & Chief Financial Officer
                                        (Principal Accounting Officer)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.    Description                                                               Page
- -----------    -----------                                                               ----
[3.1]          Certificate of Incorporation of Zenith as in effect immediately prior to November 22, 1985. (Filed as Exhibit 3 to Zenith's
               Amendment on Form 8, dated October 10, 1985, to Zenith's Current
               Report on Form 8-K, dated July 26, 1985 and incorporated herein by reference).
               Certificate of Amendment to Certificate of Incorporation of
               Zenith, effective November 22, 1985.  (Filed as Zenith's Current
               Report on Form 8-K, dated November 22, 1985 and incorporated herein by reference).

[3.2] By-Laws of Zenith, as currently in effect. (Filed as Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended
               December 31, 1988 and incorporated herein by reference).

[10.1]         Revolving Note Agreement, dated July 1, 1996, between Zenith and
               City National Bank

[10.2]         Second Amendment, dated June 28, 1996, to the Revolving Note
               Agreement, dated December 15, 1994 between Zenith and Sanwa
               Bank California

[10.3]         Stock Option Agreement, dated as of March 15, 1996, between
               Zenith and Stanley R. Zax

[10.4] Amendment No. 2 to the Zenith National Insurance Corp. Amended and Restated Non-Qualified Stock Option Plan, dated as of April
               9, 1996

[10.5] Zenith National Insurance Corp. 1996 Employee Stock Option Plan, approved by the stockholders on May 22, 1996

[11]           Statement re: computation of per share earnings incorporated                6
               herein by reference to Part I, Item 1, Note 1 of the consolidated financial statements

[27]           Financial Data Schedule
