Form 10-Q
period 1996-09-30
ZENITH NATIONAL INSURANCE CORP
filed 1996-11-14
CIK 109261

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

 [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1996, 17,581,000 shares of common stock were outstanding, net of 6,835,000 shares of treasury stock.

                     PART I     FINANCIAL INFORMATION
              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:
Dollars and Shares in Thousands
ASSETS                                                                                 SEPT. 30, 1996         DEC. 31, 1995
Investments
 Fixed maturities:
  At amortized cost (fair value $53,489 & $57,816)                                       $   54,390            $   56,674
  At fair value (cost $476,415 & $555,922)                                                  467,377               566,826
 Non redeemable preferred stocks, at fair value (cost $15,364 & $14,864)                     14,603                13,869
 Common stocks, at fair value (cost $20,997 & $18,937)                                       24,049                22,656
 Short-term investments (at cost, which approximates fair value)                            200,210               137,083
 Other investments                                                                           38,484                38,106
                                                                                         ----------            ----------
         TOTAL INVESTMENTS                                                                  799,113               835,214
Cash                                                                                          8,001                 6,919
Accrued investment income                                                                     9,033                 8,810
Premiums receivable                                                                          77,957                70,155
Receivable from reinsurers and prepaid reinsurance premiums                                  64,255                64,781
Federal income tax                                                                           25,546                14,609
Deferred policy acquisition costs                                                            21,870                20,339
Properties and equipment, less accumulated depreciation                                      47,772                48,702
Excess of cost over net assets acquired and purchased intangibles and other assets            5,559                 7,983
Other assets                                                                                 59,623                37,921
                                                                                         ----------            ----------
         TOTAL ASSETS                                                                    $1,118,729            $1,115,433
                                                                                         ==========            ==========
LIABILITIES
Policy liabilities and accruals
 Unpaid losses and loss expenses                                                         $  502,683             $ 517,552
 Unearned premiums                                                                          134,810               119,591
Policyholders' dividends accrued and accumulated                                              9,215                12,100
Other policyholder funds                                                                     11,486                15,491
Reserves on loss portfolio transfers                                                          8,233                 9,073
Senior notes payable, less unamortized issue costs of $677 & $768                            74,323                74,232
Payable to banks                                                                             12,274                 8,903
Other liabilities                                                                            34,640                28,059
                                                                                         ----------            ----------
         TOTAL LIABILITIES                                                                  787,664               785,001
                                                                                         ----------            ----------

STOCKHOLDERS' EQUITY
Preferred stock, $1 par-shares authorized 1,000; issued and outstanding, none in 1996 and 1995
Common stock, $1 par-shares authorized 50,000; issued 24,415,
 outstanding 17,580, 1996; issued 24,310, outstanding 17,784, 1995                           24,415                24,310
Additional paid-in capital                                                                  258,238               256,083
Retained earnings                                                                           174,695               155,634
Net unrealized appreciation (depreciation) on investments, net of deferred
 tax expense (benefit) of $(2,401) & $4,752                                                  (4,459)                8,825
                                                                                         ----------            ----------
                                                                                            452,889               444,852
Less treasury stock at cost (6,835 shares 1996 & 6,526 shares 1995)                        (121,824)             (114,420)
                                                                                         ----------            ----------
         TOTAL STOCKHOLDERS EQUITY                                                          331,065               330,432
                                                                                         ----------            ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,118,729            $1,115,433
                                                                                         ==========            ==========

The accompanying notes are an integral part of this statement.

                        ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
Dollars in thousands, except per share data                                   1996            1995         1996          1995

CONSOLIDATED REVENUES:
Premium earned                                                              $112,492       $108,401      $332,984       $321,899
Net investment income                                                         12,574         11,510        37,464         34,750
Realized gains on investments                                                    178          1,548         8,228          2,727
Real estate sales                                                             11,822          8,859        26,617         28,952
                                                                            --------       --------      --------       --------
         Total revenues                                                      137,066        130,318       405,293        388,328
EXPENSES:
Property and casualty losses and loss expenses incurred                       77,928         78,711       225,772        233,936
Policy acquisition costs                                                      20,441         20,536        62,692         57,559
Other underwriting and operating expenses                                     11,985         10,805        37,358         34,064
Policyholders' dividends                                                       1,007          1,489         1,882          4,166
Real estate construction costs                                                11,071          8,406        25,054         27,170
Interest expense                                                                 888          1,897         3,724          4,984
                                                                            --------       --------      --------       --------
         Total expenses                                                      123,320        121,844       356,482        361,879
Income from continuing operations before federal income tax                   13,746          8,474        48,811         26,449
Federal income tax expense                                                     4,646          2,474        16,611          8,580
                                                                            --------       --------      --------       --------
Income from continuing operations                                              9,100          6,000        32,200         17,869

DISCONTINUED OPERATIONS:
Loss from discontinued operations                                                           (17,800)                     (12,569)
                                                                            --------       --------      --------       --------
NET INCOME (LOSS)                                                           $  9,100       $(11,800)     $ 32,200       $  5,300
                                                                            ========       ========      ========       ========
EARNINGS PER SHARE:
Income from continuing operations                                           $   0.51       $   0.34      $   1.81       $   0.97
Loss from discontinued operations                                                             (1.00)                       (0.68)
                                                                            --------       --------      --------       --------
Net income (loss) per share                                                 $   0.51       $  (0.66)     $   1.81       $   0.29
                                                                            ========       ========      ========       ========

The accompanying notes are an integral part of this statement.

                        ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                             NINE MONTHS
Dollars in thousands                                                                                      ENDED SEPTEMBER 30,
                                                                                                      1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Premiums collected                                                                                 $ 354,233            $ 339,075
 Investment income received                                                                            35,031               34,767
 Proceeds from sales of real estate                                                                    26,617               28,953
 Losses & loss adjustment expenses paid                                                              (240,167)            (240,382)
 Underwriting & other operating expenses paid                                                         (95,031)             (93,223)
 Real estate construction costs paid                                                                  (41,395)             (27,490)
 Reinsurance premiums paid                                                                            (17,847)             (16,274)
 Dividends paid to policyholders                                                                       (2,869)              (9,683)
 Interest paid                                                                                         (4,121)              (3,523)
 Income taxes paid                                                                                    (18,009)              (2,143)
                                                                                                    ---------            ---------
  Net cash flows from continuing operating activities, excluding cash from
   trading portfolio                                                                                   (3,558)              10,077
 Net cash from sales of trading portfolio investments                                                   7,050                2,138
                                                                                                    ---------            ---------
  Net cash flows from operating activities, including cash from trading portfolio                       3,492               12,215
 Net cash flows from discontinued operating activities                                                                      10,046
                                                                                                    ---------            ---------
  Net cash flows from operating activities                                                              3,492               22,261

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments:
  Debt securities Held-to-Maturity                                                                     (5,342)            (131,785)
  Debt and equity securities Available-for-Sale                                                      (301,647)             (99,297)
  Other investments                                                                                    (2,482)             (12,663)
 Proceeds from maturities and exchanges of investments:
  Debt securities Held-to-Maturity                                                                      7,440                2,089
  Debt and equity securities Available-for-Sale                                                       116,624               13,567
  Other investments                                                                                                          2,021
 Proceeds from sales of investments:
  Debt and equity securities Available-for-Sale                                                       261,045              195,074
  Other investments                                                                                     3,065                5,042
 Capital and other expenditures                                                                        (6,101)              (5,230)
 Net change in short-term investments                                                                 (59,762)              30,691
 Net cash used in investing activities of discontinued operations                                                          (19,277)
                                                                                                    ---------            ---------
  Net cash flows from investing activities                                                             12,840              (19,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash advanced from bank line of credit                                                                                     34,500
 Cash repaid on bank line of credit                                                                                         (6,750)
 Cash advanced from bank construction loans                                                            18,043               23,232
 Cash repaid on bank construction loans                                                               (14,672)             (21,058)
 Cash dividends paid to common stockholders                                                           (13,207)             (13,830)
 Proceeds from exercise of stock options                                                                1,990                2,507
 Purchase of treasury shares                                                                           (7,404)             (26,973)
 Net cash provided by financing activities of discontinued operations                                                        8,591
                                                                                                    ---------            ---------
  Net cash flows from financing activities                                                            (15,250)                 219
                                                                                                    ---------            ---------
 Net increase in cash                                                                                   1,082                2,712
 Cash at beginning of period                                                                            6,919                5,358
                                                                                                    ---------            ---------
 Cash at September 30                                                                               $   8,001            $   8,070
                                                                                                    =========            =========
   (continued)


                        ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                           (continued)


                                                                                  NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                            1996                 1995
                                                                              (Dollars in Thousands)
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO
 NET CASH FLOWS FROM OPERATING ACTIVITIES:

Income From Continuing Operations                                         $ 32,200            $ 17,869

  Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
  Depreciation and amortization                                              2,256               3,259
  Realized gains on investments                                             (8,228)             (2,727)
  Net cash from trading portfolio                                            7,050               2,138
  Decrease (increase) in:
   Accrued investment income                                                  (223)                681
   Premiums receivable                                                      (7,802)            (16,406)
   Receivable from reinsurers                                                  526                (110)
   Deferred policy acquisition costs                                        (1,531)             (3,653)
   Federal income taxes                                                     (1,399)              6,437
   Real estate construction in progress                                    (19,378)                480
  Increase (decrease) in:
   Unpaid losses and loss expenses                                         (14,869)             (4,459)
   Unearned premiums                                                        15,219              17,566
   Policyholders' dividends accrued                                         (2,885)             (6,380)
   Other policyholder funds                                                 (4,005)             (2,580)
   Other                                                                     6,561                 100
  Net cash from discontinued operating activities                                               10,046
                                                                          --------            --------
    Net cash flows from operating activities                              $  3,492            $ 22,261
                                                                          ========            ========



The accompanying notes are an integral part of this statement.

                        ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Computation of earnings per share:
Dollars and shares in thousands, except per share data

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     1996          1995           1996            1995
(A) Net income (loss)                                               $ 9,100      $(11,800)       $32,200         $ 5,300
                                                                    =======      ========        =======         =======
(B) Number of shares used in calculating
      primary earnings per share:

    Weighted average outstanding shares
      during the period                                              17,555        17,733         17,595          18,433
    Additional common shares issuable under
      employee stock options using the
      treasury stock method (1)                                         341           119            224             102
                                                                    -------      --------        -------         -------
                                                                     17,896        17,852         17,819          18,535
                                                                    =======      ========        =======         =======
Net income (loss) per share (A)(B)                                  $  0.51      $  (0.66)       $  1.81         $  0.29
                                                                    =======      ========        =======         =======
(C) Number of fully diluted shares:

    Weighted average outstanding shares
      during the period                                              17,555        17,733         17,595          18,433
    Additional common shares issuable under
      employee stock options using the
      treasury stock method (2)                                         341           172            263             122
                                                                    -------      --------        -------         -------
                                                                     17,896        17,905         17,858          18,555
                                                                    =======      ========        =======         =======
Net income (loss) per share (A)(C)                                  $  0.51      $  (0.66)       $  1.80         $  0.29
                                                                    =======      ========        =======         =======

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

Note 3.  Proposed Acquisition

On October 7, 1996, Zenith's wholly-owned subsidiary, Zenith Insurance Company ("ZIC"), entered into an Agreement to acquire Associated General Commerce Self-Insurers' Fund, formerly known as Associated General Contractors Self-Insurers' Fund ("AGC-SIF"), a Florida workers' compensation self-insurers' fund. Under the terms of the Agreement, ZIC will acquire AGC-SIF's assets and assume its liabilities, including the liabilities of the insured members of AGC-SIF for future assessments. Over a three-year period, ZIC will distribute to AGC-SIF's Members a minimum amount of $1.14 million to a maximum amount equal to AGC-SIF's Adjusted GAAP Net Worth, as defined in the Agreement, plus $1.6 million, based on a formula and audited by an independent certified public accounting firm. AGC-SIF had 1995 premium written of approximately $40 million. The transaction is expected to close and be effective on December 31, 1996, subject to certain pre-closing conditions.

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

On September 5, 1996, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable November 15, 1996 to stockholders of record at the close of business on October 31, 1996.

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


-------------------------------------------------------------------------------------------------------------------------------
                                                               Three months ended                      Nine months ended
                                                                  September 30,                          September 30,
Dollars in thousands                                         1996               1995                1996                1995
-------------------------------------------------------------------------------------------------------------------------------
Investment income, after tax                               $8,400             $  7,691             $24,952             $ 23,220
Realized gains on investments, after tax                      115                1,007               5,348                1,773
-------------------------------------------------------------------------------------------------------------------------------
Sub-total                                                   8,515                8,698              30,300               24,993
-------------------------------------------------------------------------------------------------------------------------------

Property and Casualty, after tax:
    Underwriting income (loss)                              1,176               (1,084)              4,640                  341
    Catastrophe losses                                                            (325)                                  (4,160)
-------------------------------------------------------------------------------------------------------------------------------
Property and casualty underwriting income (loss)            1,176               (1,409)              4,640               (3,819)
-------------------------------------------------------------------------------------------------------------------------------

Income from real estate operations, after tax                 488                  295               1,026                1,158
Interest expense, after tax                                  (578)              (1,234)             (2,421)              (3,240)
Parent expenses, after tax                                   (501)                (350)             (1,345)              (1,223)
Loss from discontinued operations                                              (17,800)                                 (12,569)
-------------------------------------------------------------------------------------------------------------------------------
Total                                                      $9,100             $(11,800)            $32,200             $  5,300
-------------------------------------------------------------------------------------------------------------------------------


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

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        PART I  FINANCIAL INFORMATION

Management's Discussion and Analysis of Consolidated
 Financial Condition and Results of Operations (continued)

Property and Casualty Operations:

Premiums earned, underwriting results and combined ratios for the three and nine months ended September 30, 1996 and 1995 were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended Sept. 30,                      Nine Months Ended Sept. 30,
Dollars  in Thousands                       1996             1995        Change         1996                 1995        Change
-------------------------------------------------------------------------------------------------------------------------------
Premiums Earned
  Workers' Compensation
    California                            $ 35,451         $ 37,837       (6%)         $109,137           $117,682     (7%)
    Outside California                      15,879           10,947       45%            43,092             29,731     45%
                                          --------         --------                    --------           --------
  Total Workers' Compensation               51,330           48,784        5%           152,229            147,413      3%
  Other Property & Casualty                 51,751           48,137        8%           151,740            143,187      6%
  Reinsurance                                9,411           11,480      (18%)           29,015             31,299     (7%)
                                          --------         --------                    --------           --------
Total                                     $112,492         $108,401        4%          $332,984           $321,899      3%

Underwriting Income (Loss) Before Taxes
  Workers' Compensation                     (3,830)          (4,999)                     (9,462)           (10,332)
  Other Property & Casualty                  2,806             (845)                      7,508             (6,451)
  Reinsurance                                2,925            3,244                       9,303             10,839
                                          --------         --------                    --------           --------
Total                                      $ 1,901          ($2,600)                    $ 7,349            ($5,944)

Combined Loss and Loss Expense Ratios
  Workers' Compensation
    Losses                                    54.3%            53.4%                       51.5%              48.3%
    Loss Expenses                             18.7%            23.9%                       20.6%              27.6%
    Underwriting Expenses                     32.5%            29.8%                       32.9%              28.3%
    Policyholder Dividends                     2.0%             3.1%                        1.2%               2.8%
                                          --------         --------                    --------           --------
      Combined Ratio                         107.5%           110.2%                      106.2%             107.0%

  Other Property & Casualty
    Losses & Loss Expenses                    68.5%            74.7%                       66.5%              76.1%
    Underwriting Expenses                     26.1%            27.1%                       28.6%              28.4%
                                          --------         --------                    --------           --------
      Combined Ratio                          94.6%           101.8%                       95.1%             104.5%

  Reinsurance
    Losses & Loss Expenses                    53.2%            53.7%                       52.6%              50.1%
    Underwriting Expenses                     15.7%            18.0%                       15.3%              15.3%
                                          --------         --------                    --------           --------
      Combined Ratio                          68.9%            71.7%                       67.9%              65.4%

  Total Property & Casualty
    Losses & Loss Expenses                    69.3%            73.7%                       67.8%              73.4%
    Underwriting Expenses                     28.1%            27.3%                       29.4%              27.1%
    Policyholder Dividends                     0.9%             1.4%                        0.6%               1.3%
                                          --------         --------                    --------           --------
      Combined Ratio                          98.3%           102.4%                       97.8%             101.8%
-------------------------------------------------------------------------------------------------------------------------------

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        PART I  FINANCIAL INFORMATION

Management's Discussion and Analysis of Consolidated
 Financial Condition and Results of Operations (continued)

Overall underwriting results improved in the nine months ended September 30, 1996 compared to the corresponding period in 1995 principally due to improvement in the Other Property and Casualty operation. There were no catastrophe losses in the first three quarters of 1996, compared to losses of $6.4 million, before tax, in the first three quarters of 1995, $5.7 million of which related to the Other Property and Casualty operation. In addition, the underwriting result of the Other Property and Casualty operation improved in the first three quarters of 1996 compared to the corresponding period in 1995 principally because of rate increases and an overall lower frequency of losses in 1996.

The Other Property and Casualty operation may be affected by legislation passed in September 1996 that created the California Earthquake Authority (CEA). The CEA is a privately financed, publicly managed state agency, which is intended to provide limited earthquake coverage throughout California. Participating insurers are required to write their residential earthquake coverages through the CEA, must make an initial contribution proportional to their market share and may be liable for additional assessments. Participation in the CEA is voluntary and Zenith has elected not to participate. Zenith can elect to participate in the CEA at a later date subject to meeting the participation requirements at that time.

Competition in the workers' compensation insurance business continues to be intense. Zenith continues to expand geographically outside of California on a profitable basis, but since January 1, 1995 and the commencement of open rating in California, Zenith's California operations have been unfavorable and not in line with Zenith's historical experience. Zenith is unable to predict when the California Workers' Compensation operations will return to underwriting profitability.

Expenses in Zenith's Workers' Compensation claims adjustment process decreased in the quarter and nine months ended September 30, 1996 compared to the corresponding periods in 1995 due to progress in bringing recurring operating costs into line with reduced premium income. These reductions were partially offset by increased underwriting expenses in the quarter and nine months ended September 30, 1996 compared to the corresponding periods in 1995. Such increases were primarily attributable to the re-evaluation of the allocation of corporate and administrative costs relative to re-focusing Zenith's business towards property and casualty insurance operations, including investing activities, following the sale of Zenith's life insurance subsidiary.

Premiums earned in the Reinsurance operation have decreased in the three and nine months ended September 30, 1996, resulting from selected non-renewal of certain reinsurance policies and generally softening rates in the industry. If rates do not improve, premiums may continue to decrease in future periods.

INVESTMENTS:

Fluctuations in interest rates continue to impact stockholders' equity due to changes in the market value of fixed maturity securities. At September 30, 1996, the unrealized loss on fixed maturities identified as Available-for-Sale was $8.9 million, before deferred taxes, compared to a gain of $11.0 million, before deferred taxes, at December 31, 1995. This change resulted in a decrease in stockholders' equity of $12.9 million, after deferred taxes, between December 31, 1995 and September 30, 1996. Stockholders' equity will continue to be affected by future volatility, if any, in the fixed maturity securities markets.

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        PART I  FINANCIAL INFORMATION

Management's Discussion and Analysis of Consolidated
 Financial Condition and Results of Operations (continued)

Investment income increased in the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995 principally due to an increase in invested assets of the Parent.

The yields on invested assets, which vary with the general level of interest rates, were as follows:

--------------------------------------------------------------------
                              Three Months       Nine Months
Investment Yields            Ended Sept. 30,    Ended Sept. 30,
                               1996      1995      1996      1995
--------------------------------------------------------------------
  Pre-tax                      6.1%      6.1%      6.0%      6.1%
  Post-tax                     4.1%      4.1%      4.0%      4.1%
--------------------------------------------------------------------

Bonds with investment grade ratings represented approximately 96% of the consolidated carrying values of investments in bonds at both September 30, 1996 and December 31, 1995. At September 30, 1996, the average maturity of the investment portfolio was 5.1 years, compared to 3.9 years at December 31, 1995.

The change in the carrying value of Zenith's consolidated investment portfolio during 1996 was as follows:


Dollars in thousands
-------------------------------------------------------------------------------------------------
Carrying Value at December 31, 1995                                                      $835,214
Purchases at cost                                                                         312,371
Maturities and redemptions of investments                                                (131,114)
Proceeds from sales of investments:
  Available-for-sale                                                  (261,045)
  Other investments                                                     (6,255)
                                                                      --------
    Total proceeds from disposals of investments                                         (267,300)
Realized gains from maturities and exchanges of investments:
  Available-for-sale                                                        57
Realized gains from sales of investments:
  Available-for-sale                                                     6,691
  Trading portfolio                                                         62
  Other investments                                                      1,418
                                                                      --------
    Total realized gains on investments                                                     8,228
Unrealized losses on investments                                                          (20,437)
Increase in short-term investments                                                         59,754
Net accretion of fixed maturities and other changes                                         2,397
-------------------------------------------------------------------------------------------------
Carrying Value at September 30, 1996                                                     $799,113
-------------------------------------------------------------------------------------------------


              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        PART I  FINANCIAL INFORMATION

Management's Discussion and Analysis of Consolidated
 Financial Condition and Results of Operations (continued)


LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows, and available lines of credit ($50,000,000 at September 30, 1996) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

After adjusting for the effects of the cash flows from the trading portfolio in both periods, net cash flow from continuing operating activities declined in the nine months ended September 30, 1996 compared to the corresponding period in 1995. The net outflow was primarily due to land acquisitions in the first nine months of 1996 in Perma-Bilt, Zenith's real estate construction subsidiary.

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

                                       ZENITH NATIONAL INSURANCE CORP.
                                                            Registrant





Date: November 14, 1996           /s/ Stanley R. Zax
                                  -----------------------------------------
                                  Stanley R. Zax, Chairman of the Board
                                  & President (Principal Executive Officer)




Date: November 14, 1996           /s/ Fredricka Taubitz
                                  -------------------------------------------
                                  Fredricka Taubitz, Executive Vice President
                                  & Chief Financial Officer
                                  (Principal Accounting Officer)

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

  [11]     Statement re: computation of per share earnings                   6
           herein by reference to Part I, Item 1, Note 1 of the consolidated financial statements

  [27]     Financial Data Schedule