Form 10-K
period 1996-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1997-03-31
CIK 109261

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

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 26, 1997 was approximately $257,651,000 (based on the closing sale price of such stock on such date).

    At March 26, 1997, 17,681,444 shares of Common Stock were outstanding, net of 6,842,690 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1996 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 1997 Annual Meeting of Stockholders -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS
GENERAL

    Zenith National Insurance Corp. ("Zenith"), a Delaware corporation incorporated in 1971, is a holding company. Zenith is engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), CalFarm Insurance Company ("CalFarm Insurance"), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star"), in the property-casualty insurance business. The average combined ratio for the 10 years ended December 31, 1996 of Zenith's property-casualty operations was 100.3%. In 1993, Zenith commenced real estate operations, developing private residences for sale in Las Vegas, Nevada, through its wholly-owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt"). In 1995, Zenith sold its wholly-owned subsidiary, CalFarm Life Insurance Company ("CalFarm Life"), to a subsidiary of SunAmerica Inc. for approximately $120 million in cash, with Zenith retaining the group health insurance business previously written by CalFarm Life. The results of operations and net assets of CalFarm Life's life and annuity business are included in Zenith's consolidated financial statements as discontinued operations and results of the health insurance operation are included in Other Property-Casualty results which have been restated. Net income in 1995 includes a loss of $19.5 million associated with the sale of CalFarm Life. On December 31, 1996, Zenith completed the acquisition of Associated General Commerce Self-Insurers' Trust Fund ("AGC-SIF"), a Florida workers' compensation self-insurers' fund by merging it with and into Zenith Insurance.

    The 1996 edition of Best's Key Rating Guide ("Best's") gives Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star, collectively, ratings of A+ (superior). Standard & Poor's Corporation ("S&P") has rated the claims-paying ability of Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star AA- (excellent). Best's ratings and S&P's ratings of claims-paying ability are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

    At December 31, 1996, Zenith and its subsidiaries had approximately 1,500 employees.

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

DESCRIPTION OF THE BUSINESS

    Zenith and its subsidiaries conduct business principally in the property and casualty insurance industry. Property-casualty operations comprise Workers' Compensation (47% of 1996 consolidated net premiums earned); other property-casualty, principally automobile, homeowners, farmowners, commercial coverages and health insurance (45% of 1996 consolidated net premiums earned); and reinsurance (8% of 1996 consolidated net premiums earned). Results of such operations for the three years ended December 31, 1996 are set forth in the table on page 22 of the 1996 Annual Report to Stockholders, which table is hereby incorporated by reference. The earnings of Zenith's property and casualty operations are supplemented by the generation of investment income discussed under "Investments."

    Zenith also conducts real estate operations through a wholly-owned subsidiary that develops land and constructs private residences for sale in Las Vegas, Nevada. Zenith's business segments are described in Note 16 -- "Segment Information" on pages 50 and 51 of the 1996 Annual Report to Stockholders, which note is hereby incorporated by reference.

  PROPERTY AND CASUALTY -- WORKERS' COMPENSATION INSURANCE

    Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard workers' compensation policy issued by Zenith Insurance provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. Historically, Zenith's workers' compensation business was produced exclusively in California with minor incidental coverages out of state for its larger policyholders. In 1992, Zenith began workers' compensation operations in the Texas workers' compensation market. Since then, Zenith has further expanded its national workers' compensation operations. Net premiums earned in 1996 by state are set forth in the table below:

                                 1996 PREMIUMS EARNED        %
                                -----------------------  ---------
California....................     $     148,810,000          70.5%
Texas.........................            33,899,000          16.1
Arkansas......................             9,480,000           4.5
Illinois......................             9,045,000           4.3
Other.........................             9,682,000           4.6
                                -----------------------  ---------
                                   $     210,916,000         100.0%
                                -----------------------  ---------
                                -----------------------  ---------

    According to A.M. Best, Zenith's 5 year loss ratio of 45.3% through 1995 (latest available statistics) was the lowest loss ratio of the top 50 insurers. These statistics are attributed to Zenith's managed care efforts, return to work strategies, safety and health, fraud and litigation efforts. During the past 10 years, the Zenith's workers' compensation combined ratio was 100.0%.

    Zenith Insurance is licensed to conduct business in 39 states and the District of Columbia and has applications pending throughout most of the nation. Zenith's goal is to be a specialist risk-oriented national workers' compensation insurer. National results for workers' compensation insurers in recent years have been favorable by recent historic standards and Zenith's non-California underwriting results in 1996 were more favorable than its California results. However, increased competition, nationally, is expected to follow from these favorable trends and management intends to proceed cautiously with its national expansion.

    On December 31, 1996, Zenith completed the acquisition of AGC-SIF. AGC-SIF's 1996 earned premium was approximately $43 million. Zenith anticipates that non-California premium income will increase significantly in 1997 as a result of this acquisition.

    Competition, regulation, rate adequacy and the feasibility of containing the elements of the cost of claims are among the key factors in determining the favorability of a given workers' compensation market. In California, workers' compensation legislation was enacted in 1993 which, together with private initiatives undertaken by Zenith and other insurers, produced significant improvements in a theretofore runaway claims cost environment. However, the California Insurance Commissioner reduced minimum rates on three separate occasions in 1993 and 1994 in response to such improvements. Rates in California were deregulated effective January 1, 1995. Insurance companies now file and use their own, actuarially determined rates for workers' compensation insurance in California. Zenith decreased its rates 2.5% on January 1, 1997 following an increase of 8% on January 1, 1996. The future profitability of Zenith's workers' compensation operation will be dependent upon its ability to compete in an open rating environment in California, the outlook for economic growth in California, the success of Zenith's geographic expansion outside of California and Zenith's continuing efforts to control medical and indemnity costs through return to work and managed care strategies. At present competition is intense and Zenith is focused on returning the workers' compensation operation to profitability and achieving the overall goal of a combined ratio of 100%.

    Generally, premiums for workers' compensation insurance policies are a function of the applicable premium rate, which includes the insured employer's experience modification factor (where applicable) and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Additional policy features may be added to enhance the outcome for the policyholder in the event of favorable claims experience. Predominant among such features has been, historically, the participating policy in which a dividend has been paid after policy expiration. With the advent of open rating in California and an emphasis on, among other things, overall pricing at inception, dividends decreased significantly in 1995 and 1996, and are likely to become relatively insignificant in the future as an element in workers' compensation insurance in California.

    Zenith is continuing to market integrated workers' compensation, health and disability insurance products ("24-Hour Coverage") through alliances with selected health insurers, health maintenance organizations and UNUM Life Insurance Company of America, one of the nation's largest disability insurance companies. Beginning in the second quarter of 1997, Zenith plans to expand its alliances to include United HealthCare of California, Inc. and MetraHealth Care Plan. The policies are sold on an integrated basis in California and Arkansas under the name "SinglePoint." At this time, it is too early for management to predict the likely outcome of 24-Hour Coverage on the future results of its operations.

  PROPERTY AND CASUALTY -- OTHER

    Zenith, through CalFarm Insurance, offers a comprehensive line of property and casualty insurance, including automobile, farmowners, commercial multiple peril packages and homeowners coverage, primarily in California. Additionally, CalFarm Insurance has assumed the group health insurance business that was previously written by CalFarm Life. Automobile insurance includes coverage for automobile bodily injury, property damage and physical damage. Automobile bodily injury and property damage insurance provide coverage for third party liability, bodily injury and property damage arising from the ownership, maintenance or use of an automobile. Automobile physical damage coverage insures against physical loss of the insured's own vehicle. Farmowners and homeowners insurance includes coverage for direct physical damage to real and personal property, loss of personal property by theft and legal liability for injury to others and damage to property of others. Commercial multiple peril insures businesses against property damage and general liability. Health insurance premiums are written under a program sponsored by the California Farm Bureau Federation (the "Farm Bureau") which includes a preferred provider organization plan and a Medicare supplement product. During the past 11 years, the combined ratio of Zenith's Other Property-Casualty operation was 101.1%.

    Automobile insurance (both commercial and personal) is the largest line of CalFarm Insurance's business, representing 14% of Zenith's property and casualty premiums written in 1996. CalFarm Insurance insured approximately 19,500 personal automobiles and 65,500 commercial and farm vehicles in 1996. Farmowners business is the second largest line of CalFarm Insurance's business, representing approximately 11% of Zenith's property and casualty premiums written in 1996.

    Zenith's Other Property-Casualty operations are subject to the regulatory provisions of California Initiative Proposition 103 ("Proposition 103"). The principal effects of Proposition 103 on Zenith's Other Property-Casualty business are as follows: rates must be approved by the California Insurance Commissioner prior to use; rates on personal automobile policies must be offered to "good drivers" (as defined) at a discount of at least 20% from rates otherwise charged and an insurer cannot refuse to sell a "good driver" policy to a qualified applicant; personal automobile insurance policies cannot be cancelled or non-renewed except for non-payment of premium, fraud or material misrepresentation, or a substantial increase in hazard; and personal automobile insurance rates must be based on the following factors in decreasing order of importance: driving record, number of miles driven, number of years of driving experience, and other factors which may be adopted by the California Insurance Commissioner. New automobile rating factor regulations pertaining to the implementation of Proposition 103 are expected to be implemented during 1997 which will further limit the impact of territorial rating on automobile insurance rates.

    The California Legislature passed legislation in September 1996 which created the California Earthquake Authority ("CEA"). The CEA became operational in December 1996 and is a privately financed, publicly managed state agency, which will provide limited earthquake coverage throughout California. Participation in the CEA is voluntary and Zenith has elected not to participate. Zenith will continue to offer broader earthquake coverages than are available through the CEA as long as private reinsurance is available and affordable. Zenith can elect to participate in the CEA at a later date subject to meeting the participation requirements at that time.

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

    An important element in the pricing of reinsurance is the supply of reinsurance capacity (i.e. capital) relative to demand. In recent years, new capital has been made available to provide world-wide reinsurance capacity. Most notably, such capital has been contributed by new companies in Bermuda and by contributions to Lloyd's syndicates by corporations with limited liability. Zenith has observed decreases in catastrophe reinsurance rates for 1997 and premium income in 1997 may be reduced compared to 1996.

    During the past 11 years, the combined ratio of Zenith's Reinsurance operation was 96.8%

    Commencing January 1, 1995, Zenith Insurance became a corporate underwriting member of Lloyd's through a 100% wholly-owned subsidiary, ZIC Lloyd's Underwriting Limited ("ZIC Lloyd's"). ZIC Lloyd's has committed funds of $6.4 million to support the underwriting of a certain syndicate. All of the funds committed by ZIC Lloyd's are available to satisfy claims in the event of underwriting losses by the syndicate.

  PARENT

    Zenith is a holding company owning directly or indirectly all of the capital stock of certain property and casualty insurance and insurance-related companies. In 1993, Zenith commenced a real estate operation through a newly-formed subsidiary, Perma-Bilt, for the purpose of developing, building and selling private residences in Las Vegas, Nevada. In 1996, Perma-Bilt closed and delivered 287 homes at an average selling price of $145,000, compared to 240 homes the prior year. Revenues in 1996 were $41,554,000 and pre-tax income was $1,909,000 compared to sales of $31,736,000 and $2,075,000 of pre-tax income, the previous year. Land presently owned at a cost of about $27,382,000 will support the construction and sale of an estimated 1,561 homes over the next several years and possibly some commercial construction. Increased interest rates may impact the rate of home sales, but Zenith is confident that the land it has acquired is strategically located and will have long-term value.

    Zenith and its subsidiaries are currently in the process of modifying or replacing its computer systems for year 2000 compliance. Such activity is expected to continue through 1999.

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

    Reference is made to "Property -- Casualty Loss Development" on pages 32 and 33, and the table setting forth the reconciliation of changes in the liabilities for losses and loss adjustment expenses included in Note 13 -- "Loss and Loss Adjustment Expense Reserves" on page 49 of the 1996 Annual Report to Stockholders, all of which are hereby incorporated by reference. These tables show the development of loss and loss adjustment expense liabilities as originally estimated under generally accepted accounting principles at December 31 of each year presented. The accounting methods used to estimate these liabilities are described in Note 1 of the Notes to Consolidated Financial Statements of Zenith as set forth on pages 40 through 42 of the 1996 Annual Report to Stockholders, which note is hereby incorporated by reference. The one year loss and loss adjustment expense reserve development for Zenith's three main lines of business is set forth in the table on page 23 of the 1996 Annual Report to Stockholders, which table is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Zenith's Workers' Compensation reserves, on the average, are paid within approximately 2.5 years. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes use of compromises and releases for claim settlements to expedite this process.

    Zenith Insurance maintains five regional offices in California and offices outside of California in Texas, Arkansas, Pennsylvania, Utah, Illinois and effective December 31, 1996, Orlando, Florida, each of which is fully staffed to conduct all workers' compensation claims operations, including review of initial reports of work injury, assignment of appropriate field investigation and determination of whether subrogation should be pursued. Workers' Compensation claims operations are supported by computer systems that provide immediate access to policy coverage verification and claims records and enables Zenith Insurance to detail claims payment histories and policy loss experience reports.

    Legislative reform of the California workers' compensation system was enacted in 1993. In addition, Zenith undertook significant additional expenditures on the loss adjustment process in recent years with a view to mitigating the effect of adverse claim trends, particularly the effect of fraud and abuse.

    On July 5, 1995, Zenith's new client-server based computer system became operational, replacing its previous mainframe computer for workers' compensation operations in California. In addition to enhancing data processing, the new system is designed, among other things, to improve work flow in the workers' compensation claims handling process and to support expansion outside of California. Management observed certain unusual claim reserving trends and patterns in 1995 and 1996, possibly related to disruption of normal work flows due to implementation of the new system. Work flows in the future may continue to be impacted as training and optimization of the new system continues. Management believes that its estimate for liabilities for unpaid workers' compensation losses and loss adjustment expenses (amounting to $409,138,000 of total reserves for unpaid losses and loss adjustment expenses of $620,078,000) at December 31, 1996 included in the consolidated financial statements is adequate. However, subsequent re-interpretation of currently available data or any new information that becomes available may change the estimate of such liabilities in future periods and such changes, if any, will be reflected in the financial statements of the period in which they occur.

  OTHER PROPERTY AND CASUALTY

    Other Property and Casualty loss reserves are paid, on the average, within approximately 3.5 years.

    Property insurance coverages and CalFarm Insurance's concentration of business in California expose Zenith to catastrophe losses from events in California. Reinsurance ceded by CalFarm Insurance protects against losses in excess of $5,000,000 from any one event -- see "Reinsurance Ceded." 1996 results benefited from the absence of catastrophe losses. In 1995, CalFarm Insurance sustained losses of $10,700,000 in conjunction with three major California storms. In 1994, losses attributable to the Northridge earthquake were $3,200,000, of which $800,000 was assessed by the California Fair Plan.

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

    Zenith's Reinsurance reserves constitute approximately 18% of its total reserves, net of ceded reinsurance, for property and casualty unpaid losses and loss adjustment expenses at December 31, 1996, reflecting the longer average life of such reserves relative to Zenith's other principal lines of business. In addition to information supplied by ceding companies, Zenith makes use of industry experience in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements.

    Losses attributable to catastrophes were $2,500,000 in 1995, principally from Hurricane "Marilyn".

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

  ENVIRONMENTAL AND ASBESTOS LOSSES

    The exposure of the insurance industry to losses arising out of the cost of environmental and asbestos damage has been the focus of attention of a number of interested parties in recent years. The process of evaluating an insurance company's exposure is subject to significant uncertainties.

Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage. The legal issues concerning the interpretations of various insurance policy provisions and whether environmental and asbestos losses are or were ever intended to be covered are complex. Courts have reached different and sometimes inconsistent conclusions regarding such issues as: when the loss occurred and what policies provide coverage, how policy limits are determined, how policy exclusions are applied and interpreted, whether clean-up costs are covered as insured property damage, and whether site assessment costs are either indemnity payments or adjusting costs.

    Zenith has exposure to asbestos losses in its Workers' Compensation operation for medical, indemnity and loss adjustment expenses associated with insureds' long-term exposure to asbestos or asbestos-contained materials. Most of these claims date back to the 1970's and early 1980's and Zenith's exposure is generally limited to a pro-rata share of the loss for the period of time coverage was provided. Zenith also has potential exposure to environmental and asbestos losses and loss adjustment expenses beginning in 1985 through its Reinsurance operation and through CalFarm Insurance, which writes liability coverage under farmowners' and small commercial policies, however such losses are substantially excluded from all such coverage. The business reinsured by Zenith contains exclusion clauses for environmental and asbestos losses, and in 1988 an absolute pollution exclusion was incorporated into CalFarm Insurance's policy forms. All claims for damages resulting from environmental or asbestos losses are identified and handled by Zenith's most experienced claims/legal professionals. Environmental and asbestos losses have not been material and Zenith believes that its reserves for environmental and asbestos losses are appropriately established based on currently available facts, technology, laws and regulations. However, due to the long-term nature of these claims, the inconsistencies of court coverage decisions, plaintiff's expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate exposure from these claims may vary from the amounts currently reserved.

INVESTMENTS

    Investment policies of Zenith and its insurance subsidiaries are established by their respective Boards of Directors, taking into consideration state regulatory restrictions with respect to investments in connection with reserve obligations as well as the nature and amount of various kinds of investments. (See "Business -- Regulation.") Zenith's principal investment goal is to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints. The allocation amongst various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors (see "Investments" under Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 26 and 27 of Zenith's 1996 Annual Report to Stockholders which is hereby incorporated by reference). At December 31, 1996 the investment portfolios of Zenith and the P&C Companies consisted primarily of taxable bonds and short-term investments supplemented by smaller portfolios of redeemable and other preferred stocks and common stocks. The average life of the consolidated portfolio was 5.1 years at December 31, 1996. Investment income by segment is set forth in Note 16 -- "Segment Information" on pages 50 and 51 of the 1996 Annual Report to Stockholders which note is hereby incorporated by reference.

    Stockholders' equity will fluctuate as interest rates fluctuate due to the implementation of Statement of Financial Accounting Standards No. 115 -- Accounting for Investments in Certain Debt and Equity Securities. In accordance with its provisions, Zenith has identified certain securities, amounting to approximately 91% of the investments in debt securities at December 31, 1996, as available-for-sale. In 1996 stockholders' equity decreased by $9.1 million, net of deferred taxes, as a result of changes in the fair values of such investments.

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

    Reinsurance premiums ceded by Zenith's insurance subsidiaries amounted to $24,642,000, $21,112,000 and $21,521,000 in 1996, 1995 and 1994, respectively, or 5.4%, 4.9% and 4.9% of earned premiums in 1996, 1995 and 1994, respectively. Reinsurance recoverable amounted to $93,651,000, $54,429,000 and $47,696,000 in 1996, 1995 and 1994, respectively, or 15.1%, 10.5% and 9.3% of gross reserves for unpaid losses and loss adjustment expenses in 1996, 1995 and 1994, respectively. Included in the December 31, 1996 balance is $37,261,000 of reinsurance recoverable, including state disability trust funds, which is 36.3% of the gross reserve for loss and loss adjustment expenses acquired from AGC-SIF on December 31, 1996. Each insurance subsidiary maintains separate reinsurance arrangements, which during 1996 were as follows:

    Zenith Insurance -- Workers' Compensation reinsurance covered all claims between $550,000 and $100,000,000 per occurrence. The coverage from $550,000 to $5,000,000 is placed with General Reinsurance Corporation, the coverage from $5,000,000 to $10,000,000 with Employers Reinsurance Corporation and the remaining three layers from $10,000,000 to $60,000,000 primarily with Prudential Reinsurance Company, NAC Reinsurance Corporation, Transatlantic Reinsurance Company, The St. Paul Companies and the London reinsurance market (primarily Lloyds' syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covers an additional $40,000,000 in excess of $60,000,000 and is placed with UNUM Life Insurance Company and Connecticut General Life. Zenith's Reinsurance division did not purchase any reinsurance protection on its assumed business in the three years ended December 31, 1996. However, Zenith's exposure to losses from assumed reinsurance is limited by the terms upon which it is written to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

    Prior to Zenith's acquisition of AGC-SIF, AGC-SIF purchased aggregate excess and specific excess reinsurance for protection against losses in excess of stated retentions in each year of coverage. Such retention for 1996 was $750,000 per occurrence and the maximum coverage was the statutory limit. Such coverage for 1996 was placed with National Union Fire Insurance Company. Beginning in 1997, reinsurance for business written in Florida will be combined with Zenith's existing reinsurance arrangements.

    CalFarm Insurance -- For personal and commercial property lines of business, reinsurance is maintained for claims in excess of $350,000 up to $4,000,000 per occurrence. On liability coverages for both personal and commercial lines, reinsurance covers losses up to $5,000,000 per occurrence, subject to a retention of $500,000. This reinsurance coverage is all placed with General Reinsurance Corporation. CalFarm Insurance has property catastrophe reinsurance that provides for recovery of 95% of $45,000,000, excess of a retention of $5,000,000, for which the principal reinsurers are General Reinsurance Corporation and Cat. Ltd. The catastrophe reinsurance was increased to 95% of $55,000,000, excess of a retention of $5,000,000 effective January 1, 1997. CalFarm Insurance also maintains reinsurance agreements with Employers Reinsurance Corporation and Duncanson & Holt for excess risks on its accident and health contracts. Employers

Reinsurance Corporation provides coverage for CalFarm's Farm Bureau health insurance program for aggregate losses in excess of $2,000,000 on those individual health policy claims that exceed $120,000 for each insured in each calendar year. Duncanson & Holt provides coverage on other group health policy claims that exceed $100,000 in each calendar year.

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

MARKETING AND STAFF

    Zenith Insurance's workers' compensation business is produced by approximately 1,300 independent licensed insurance agents and brokers throughout California, Texas, Florida and other areas in which Zenith conducts workers' compensation operations. Certain CalFarm Insurance agents referred to below also sell workers' compensation. Zenith Insurance's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

    CalFarm Insurance, through its affiliate CalFarm Insurance Agency, maintains a sales force of approximately 180 agents who sell insurance products exclusively for CalFarm Insurance, primarily in rural and suburban areas. These agents operate out of 112 offices throughout the State of California, including 30 offices shared with the Farm Bureau. In addition, 193 independent agents market CalFarm Insurance products and 511 independent agents market the CalFarm Insurance health insurance products.

    Applications for insurance submitted by all agents and brokers are evaluated by professional underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of rate adequacy, economic considerations, and review of known data on the particular risk. CalFarm Insurance uses earthquake modeling software to monitor earthquake exposures related to its homeowners and farmowners business. Catastrophe reinsurance is used to protect CalFarm Insurance from excessive catastrophe losses -- see "Reinsurance Ceded." Zenith's insurance subsidiaries, as opposed to their agents and brokers, retain authority over underwriting, claims processing, safety engineering and auditing.

CALIFORNIA FARM BUREAU FEDERATION

    The Farm Bureau was formed to provide its members with a variety of agriculture-related services, including property and casualty insurance. The Farm Bureau is California's largest general farm organization, and represents more than 71,000 member families in 58 counties. The Farm Bureau continues to work actively to encourage its membership to place their insurance with CalFarm Insurance. Farm Bureau membership is a prerequisite to the purchase of farmowners, automobile and health insurance from CalFarm Insurance. Of the estimated 71,000 member families, approximately 61% are insured by CalFarm Insurance. The business of CalFarm Insurance is closely tied to the California farm economy, however approximately 42% of Farm Bureau members (and CalFarm Insurance insureds) are non-farmers and approximately 60% of CalFarm Insurance premium volume is generated by non-farm business. Total written premium in CalFarm Insurance attributable to sales that were sponsored by the Farm Bureau constituted approximately 31%, 30% and 32% of Zenith's total written premium for the years 1996, 1995 and 1994, respectively. The agreement of CalFarm Insurance with the Farm Bureau, which is subject to cancellation by either party on six months' notice, requires annual payments to the Farm Bureau of $240,000 plus 2% of the gross written premium under the Farm Bureau group health insurance program. Pursuant to such provisions, total payments to the Farm Bureau were approximately $1 million in each of 1996, 1995 and 1994.

    CalFarm Insurance continues to be the largest writer of farmowners policies in the state and benefits from its sponsorship of the Farm Bureau. Such benefit is derived from the use of the CalFarm name and the Farm Bureau membership lists. Further, CalFarm Insurance's ability to sell products to Farm Bureau members is enhanced by the Farm Bureau relationship. The Farm Bureau benefits since Farm Bureau membership is required to obtain automobile, farmowners and health insurance policies from CalFarm Insurance, which generates membership and revenues for the Farm Bureau. If the relationship between CalFarm Insurance and the Farm Bureau were terminated, Zenith believes that it could retain a significant amount of the business it currently has with Farm Bureau members because of the quality and tailored features of the products it offers in what it regards as its "niche market" and the long-term relationships established between its agents and these policyholders. In the event of such termination, however, Zenith expects that there would be an increased risk of nonrenewal of existing insurance coverage as well as a possible adverse effect on new policy revenues, but it cannot estimate the financial impact of any such termination. Zenith anticipates the continuation of a close working relationship with the Farm Bureau and the promotion among its membership of the purchase of insurance products from CalFarm Insurance as an attractive feature of Farm Bureau membership.

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

    In California, Zenith Insurance, CalFarm Insurance and ZNAT Insurance are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the companies' loss reserves. For this purpose, loss reserves are defined as the current estimate of reported and unreported claims net of reinsurance plus a statutory formula reserve based on a minimum of 65% of earned premiums for the latest three years. Zenith Insurance and ZNAT Insurance are subject to similar deposit requirements in certain other states based on those states' retaliatory statutes.

    Detailed annual and quarterly reports must be filed by Zenith's insurance subsidiaries with the California Department of Insurance and the Texas Department of Insurance, and with other states in which they are licensed to transact business, and their businesses and accounts are subject to periodic examination by such agencies, usually at three year intervals. Zenith Insurance, CalFarm Insurance and ZNAT Insurance, were examined by the California Department of Insurance as of December 31, 1993, and the report on such examination contained no material findings. Zenith Star was examined by the Texas Department of Insurance as of June 30, 1995 and the results of such examination contained no material findings.

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

    The NAIC has adopted model regulations to require insurers to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements. Such requirements were adopted by California for property and casualty insurers in 1994. Zenith has not experienced any adverse effects of such requirements because of the strong capitalization of its insurance operations. At December 31, 1996, adjusted capital under the RBC regulations was 364% of the RBC control, or required, level of capital under the regulations for the Zenith Insurance Group (consisting of Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith
Star).

    The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist insurance departments in overseeing the financial condition of insurance companies. Annually, IRIS key financial ratios (11 ratios for property and casualty companies) are calculated from data supplied in annual statutory statements of insurance companies. These ratios are reviewed by experienced financial examiners of the NAIC to select those companies that merit highest priority in the allocation of the regulators' resources. The 1996 IRIS results for the Zenith Insurance Group showed no results outside the "normal range" for such ratios, as such range is determined by the NAIC.

  INSURANCE HOLDING COMPANY SYSTEM REGULATORY ACT

    Zenith's insurance subsidiaries are also subject to the California and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts"), which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation, and limit dividend payments and material transactions by Zenith's insurance subsidiaries. See "Liquidity and Inflation" under "Management's Discussion and Analysis of Consolidated Financial Condition and Result of Operations" on pages 27 and 28 of Zenith's 1996 Annual Report to Stockholders, which is hereby incorporated by reference.

  OTHER REGULATION

    Property and casualty insurance coverage is subject to certain regulation as described herein under "Property and Casualty -- Other" and Zenith's other property and casualty rates are subject to prior approval by the California Department of Insurance. The provisions of Proposition 103 do not apply to Workers' Compensation, Health insurance or Reinsurance, which combined to account for 63% of Zenith's property and casualty earned premiums in 1996.

ITEM 2. PROPERTIES

    Zenith Insurance owns a 120,000 square foot office facility in Woodland Hills, California which, since November of 1987, has been the corporate home office of Zenith, Zenith Insurance, and ZNAT Insurance.

    In addition, Zenith Insurance and CalFarm Insurance, in the regular conduct of their business, lease offices in various cities. See Note 8 of the Notes to Consolidated Financial Statements of Zenith on page 46 of the 1996 Annual Report to Stockholders, which note is hereby incorporated by reference.

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

QUARTER                                                          1996        1995
------------------------------------------------------------    -------     -------
First
  High......................................................     24 7/8      22 3/4
  Low.......................................................     21 1/8      19 3/8
Second
  High......................................................     28 7/8      22
  Low.......................................................     23 7/8      20
Third
  High......................................................     28 1/2      24 1/4
  Low.......................................................     26 1/4      20
Fourth
  High......................................................     28          24 5/8
  Low.......................................................     25 1/4      20

    As of March 26, 1997, there were 375 holders of record of Zenith Common
Stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith Common Stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

        DATE OF DECLARATION             TYPE AND AMOUNT OF        RECORD DATE FOR
          BY ZENITH BOARD                    DIVIDEND                 PAYMENT               PAYMENT DATE
------------------------------------  -----------------------  ---------------------  ------------------------
December 6, 1994....................  $.25 cash per share      January 31, 1995       February 15, 1995
March 1, 1995.......................  $.25 cash per share      April 28, 1995         May 12, 1995
May 24, 1995........................  $.25 cash per share      July 31, 1995          August 16, 1995
September 14, 1995..................  $.25 cash per share      October 31, 1995       November 15, 1995
November 30, 1995...................  $.25 cash per share      January 31, 1996       February 15, 1996
March 7, 1996.......................  $.25 cash per share      April 30, 1996         May 15, 1996
May 22, 1996........................  $.25 cash per share      July 31, 1996          August 15, 1996
September 5, 1996...................  $.25 cash per share      October 31, 1996       November 15, 1996
December 10, 1996...................  $.25 cash per share      January 31, 1997       February 14, 1997

    The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith, and of CalFarm Insurance, ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the California or Texas Department of Insurance must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of:
(a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. During 1996, Zenith Insurance paid dividends of $15,000,000 to Zenith. During 1997, Zenith Insurance will be able to pay $26,534,000 in dividends to Zenith without prior approval. In 1997, CalFarm Insurance, ZNAT Insurance and Zenith Star, together, can pay $7,832,000 to Zenith Insurance.

ITEM 6. SELECTED FINANCIAL DATA.

    The five-year summary of selected financial information and accompanying notes, included in Zenith's 1996 Annual Report to Stockholders on pages 30 and 31, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this Report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition; (2) adverse state and federal legislation and regulations; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms and wind and hail losses; and (8) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

    "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," included in Zenith's 1996 Annual Report to Stockholders on pages 21 to 28 is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to pages 32 and 33 of Zenith's 1996 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1986 through 1996 and to the consolidated financial statements and notes thereto on pages 34 to 51 of Zenith's Annual Report to Stockholders, which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Proxy Statement in connection with Zenith's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                  OFFICER
NAME                 AGE                    POSITION                     TERM      SINCE
-----------------    ---    ----------------------------------------    ------    -------
Stanley R. Zax       59     Chairman of the Board, President (1)        Annual      1977
Fredricka Taubitz    53     Executive Vice President and                Annual      1985
                            Chief Financial Officer (1)
James P. Ross        50     Senior Vice President and Actuary (1)       Annual      1978
John J. Tickner      58     Senior Vice President and Secretary (1)     Annual      1985
Keith E. Trotman     60     Senior Vice President (2)                   Annual      1988
Philip R. Hunt       54     Senior Vice President (2)                   Annual      1988

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth in footnotes 3 and 6 to the table set forth under the caption "Election of Directors" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

         1. FINANCIAL STATEMENTS

               Independent Accountant's Report

               Financial Statements and notes thereto incorporated by reference from the 1996 Annual Report to Stockholders in Item 8 of Part II above:

               Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

                     Consolidated Balance Sheet as of December 31, 1996 and 1995

                     Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994

                     Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                     Notes to Consolidated Financial Statements

         2.FINANCIAL STATEMENT SCHEDULES

           Zenith National Insurance Corp. and Subsidiaries

               As of December 31, 1996.

               I -- Summary of Investments -- Other Than Investments in Related Parties

               For the years ended December 31, 1996, 1995 and 1994.

               III -- Supplementary Insurance Information

               IV -- Reinsurance

           Zenith National Insurance Corp.

               As of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.

               II -- Condensed Financial Information of Registrant

        Property and Casualty Loss Development on pages 32 and 33 of the 1996 Annual Report to Stockholders.

        Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements, or in notes thereto.

       3. EXHIBITS

   The Exhibits listed below are filed in a separate Exhibit Volume to this Report.

           2.1     Amended and Restated Agreement and Plan of Merger by and among Zenith AGC Acquisition
                   Insurance Company, Zenith Insurance Company, Zenith National Insurance Corp., Associated
                   General Commerce Self-Insurers' Trust Fund and AGC Risk Management Group Inc. dated as of October 7, 1996.
           2.2     Stock Acquisition Agreement, dated as of September 19, 1995, between Anchor National
                   Life Insurance Company and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Report on Form 8-K dated October 6, 1995.)
           2.3     Amendment No. 1 to Stock Acquisition Agreement dated as of December 27, 1995, by and among Anchor National Life Insurance Company, SunAmerica Life Insurance Company and
                   Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to
                   Zenith's Report on Form 8-K dated January 9, 1996.)
           3.1     Certificate of Incorporation of Zenith as in effect immediately prior to November 22,
                   1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985). Certificate of Amendment to Certificate of Incorporation of
                   Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's
                   Current Report on Form 8-K, date of report November 22, 1985).
           3.2     By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit
                   3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988.)
           4.1     Indenture dated as of May 1, 1992 entered into between Zenith and Norwest Bank
                   Minnesota, National Association, as trustee, pursuant to which Zenith issued its 9%
                   Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to Zenith's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.)
           10.1    Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company,
                   Zenith, the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel
                   Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance Financial
                   Services Corporation on March 9, 1981 with respect to the common stock of Zenith).
           10.2    Asset and Liability Assumption Agreement, dated as of June 4, 1985, between Zenith
                   Insurance and the Insurance Commissioner of the State of California (the
                   "Commissioner"). (Incorporated herein by reference to Exhibit 1 to Zenith's Current
                   Report on Form 8-K, date of report July 26, 1985).
           10.3    Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance,
                   Zenith and the Commissioner (Incorporated herein by reference to Exhibit 10.6 to
                   Zenith's Annual Report on Form 10-K for the year ended December 31, 1985), together with the following exhibits:
                   (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of Zenith
                       Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual
                       Report on Form 10-K for the year ended December 31, 1985).
                   (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's
                       Annual Report on Form 10-K for the year ended December 31, 1985).

                   (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July
                       26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended
                       December 31, 1985).
                   (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
                       Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
                   (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the
                       Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985).
                   (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to
                        Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26, 1985).
           *10.4   Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December 6,
                   1985. (Incorporated herein by reference to Zenith's Registration Statement on Form S-8
                   (SEC File No. 2-97962)).
           *10.5   Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
                   Registration Statement on Form S-8
                   (SEC File No. 33-8948)).
           *10.6   Amendment No. 2 to the Zenith National Insurance Corp. Amended and Restated
                   Non-Qualified Stock Option Plan, dated as of April 9, 1996. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10Q for the quarter ended
                   June 30, 1996.)
           *10.7   Zenith National Insurance Corp. 1996 Employee Stock Option Plan, approved by the
                   Stockholders on May 22, 1996. (Incorporated herein by reference to Exhibit 10.5 to
                   Zenith Quarterly report on Form 10Q for the quarter ended June 30, 1996. (SEC File No.
                   333-04399)).
           *10.8   Employment Agreement, dated February 8, 1995, between Zenith and Fredricka Taubitz.
                   (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1994).
           *10.9   Employment Agreement, dated February 16, 1995, between Zenith and John J. Tickner.
                   (Incorporated herein by reference to Exhibit 10.7 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1994).
           *10.10  Employment Agreement, dated February 2, 1995, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1994).
           *10.11  Stock Option Agreement, dated as of March 15, 1996, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form
                   10Q for the quarter ended June 30, 1996).
           *10.12  Zenith National Insurance Corp. Executive Officer Bonus Plan, dated as of March 21,
                   1994.
           10.13   Credit Agreement, dated as of December 14, 1994, between Zenith and Sanwa Bank of
                   California. (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual Report on Form 10K for the year ended December 31, 1994.)
           10.14   Amendment dated as of December 28, 1995 to Credit Agreement, dated as of December 14,
                   1994, between Zenith and Sanwa Bank of California. (Incorporated herein by reference to
                   Exhibit 10.11 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1995.)

           10.15   Second Amendment, dated June 28, 1996, to Revolving Note Agreement, dated December 14,
                   1994 between Zenith and Sanwa Bank California. (Incorporated by reference to Exhibit
                   10.2 to Zenith's Quarterly Report of Form 10Q for the quarter ended June 30, 1996.)
           10.16   Revolving Note Agreement, dated July 1, 1996, between Zenith and City National Bank.
                   (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form
                   10Q for the quarter ended June 30, 1996.)
           10.17   Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith
                   Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm
                   Insurance Company, dated as of May 22, 1995. (Incorporated herein by reference to
                   Exhibit 10.13 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1995.)
           10.18   Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
                   Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
                   (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10K
                   for the year ended December 31, 1991.)
           10.19   Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.20   Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.21   Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.22   Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10K for the year ended December 31,
                   1991.)
           10.23   Agreement of Reinsurance No. 420 among General Reinsurance Corporation, American
                   Reinsurance Company, Cat Limited, Renaissance Reinsurance Company and Vesta Fire
                   Insurance Company and CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective
                   September 1, 1996.
           10.24   Aggregate Excess of Loss Reinsurance Agreement between Associated General Contractors
                   Self Insurers Trust Fund and Reliance Insurance Company effective December 31, 1991.
           10.25   Specific Excess Workers' Compensation and Employers' Liability Policy between Planet
                   Insurance Company (now Reliance National Indemnity Company) and Associated General
                   Contractors of Florida Self Insurance Fund effective January 1, 1993.
           10.26   Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
                   Insurance Company and Occidental Life Insurance Company of California, effective April
                   1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on
                   Form 10K for the year ended December 31, 1991.)
           11      Computation of Earnings Per Share for the three (3) years ended
                   December 31, 1996
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1996, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10K.

           21      Subsidiaries of Zenith.
           23      Consent of Coopers & Lybrand L.L.P., dated March 28, 1997. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10K).
           27      Financial Data Schedule
           99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1996 for the Zenith Investment Partnership 401(k) Plan (to be
                   filed by amendment on Form 10-K/A within 180 days of December 31, 1996).

------------------------
*Management contract or compensatory plan or arrangement

   (b)REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                          ZENITH NATIONAL INSURANCE CORP.

                                          By            STANLEY R. ZAX
                                            ------------------------------------
                                                       Stanley R. Zax
                                            Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 28, 1997.

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

---------------------------------------------   Director
              Saul P. Steinberg

                      GERALD TSAI, JR.          Director
---------------------------------------------
               Gerald Tsai, Jr.

                     FREDRICKA TAUBITZ          Executive Vice President and Chief Financial
---------------------------------------------   Officer (Principal Financial and Accounting
              Fredricka Taubitz                 Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948, 33-22219 and 333-04399) of our report dated February 14, 1997 on our audits of the consolidated financial statements and financial statement schedules of Zenith National Insurance Corp. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 28, 1997

                                      F-1
--------------------------------------------------------------------------------

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of Zenith National Insurance Corp.

We have audited the consolidated financial statements of Zenith National Insurance Corp. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial statements are included on pages 34 through 51 of the Company's 1996 Annual Report to Stockholders and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 17 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zenith National Insurance Corp. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 14, 1997

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                               DECEMBER 31, 1996

                                                                                     COLUMN D
                                                                     COLUMN C     ---------------
                     COLUMN A                          COLUMN B     ----------    AMOUNT AT WHICH
--------------------------------------------------    ----------       FAIR        SHOWN IN THE
                TYPE OF INVESTMENT                       COST         VALUE        BALANCE SHEET
--------------------------------------------------    ----------    ----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities
  Bonds:
    United States Government and government
      agencies and authorities....................    $  299,447    $  297,278    $     297,248
    Public utilities..............................        19,292        19,168           19,168
    Industrial and miscellaneous..................       323,903       322,577          322,847
  Redeemable preferred stocks.....................        19,467        19,720           19,720
                                                      ----------    ----------    ---------------
        Total fixed maturities....................       662,109       658,743          658,983
                                                      ----------    ----------    ---------------
Equity securities
  Floating rate preferred stocks..................        14,614        14,071           14,071
  Convertible and nonredeemable preferred
    stocks........................................           750           784              784
  Common stocks, industrial.......................        18,030        22,771           22,771
                                                      ----------    ----------    ---------------
        Total equity securities...................        33,394        37,626           37,626
                                                      ----------    ----------    ---------------
Short-term investments............................       106,712       106,712          106,712
Other investments.................................        49,478        49,478           49,478
                                                      ----------    ----------    ---------------
        Total investments.........................    $  851,693    $  852,559    $     852,799
                                                      ----------    ----------    ---------------
                                                      ----------    ----------    ---------------

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                                 BALANCE SHEET
                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
(DOLLARS AND SHARES IN THOUSANDS)                                                               1996        1995
                                                                                              --------    --------
Investments
  Bonds, at market (cost $9,896, 1996)....................................................    $  9,803
  Common stocks, at market (cost $2,182, 1996 and $668, 1995).............................       2,318    $    709
  Short-term investments (at cost which approximates market)..............................      30,720      84,678
  Other invested assets...................................................................      10,000
Cash......................................................................................       1,463         996
Investment in subsidiaries (Note A).......................................................     334,227     318,620
Federal income taxes receivable (Note A)..................................................         138
Other assets..............................................................................      30,164      12,116
                                                                                              --------    --------
        Total assets......................................................................    $418,833    $417,119
                                                                                              --------    --------
                                                                                              --------    --------

                                                   LIABILITIES
Senior notes payable, less unamortized discount of $647, 1996 and
  $768, 1995 (Note B).....................................................................    $ 74,353    $ 74,232
Cash dividends payable to stockholders....................................................       4,401       4,455
Federal income taxes payable (Note A).....................................................                   4,676
Other liabilities.........................................................................       2,576       3,324
                                                                                              --------    --------
        Total liabilities.................................................................      81,330      86,687
                                                                                              --------    --------

                                               STOCKHOLDERS' EQUITY
Preferred stock, $1 par--shares authorized 1,000; issued and outstanding, none in 1996 and
  1995....................................................................................
Common stock, $1 par--shares authorized 50,000; issued 24,447, outstanding 17,604, 1996;
  issued 24,310, outstanding 17,784, 1995.................................................      24,447      24,310
Additional paid-in capital................................................................     258,875     256,083
Retained earnings.........................................................................     175,684     155,634
Net unrealized appreciation on investments, net of deferred tax expense of $284, 1996 and
  $4,752, 1995............................................................................         528       8,825
                                                                                              --------    --------
                                                                                               459,534     444,852
Less treasury stock at cost (6,843 shares, 1996 and 6,526 shares, 1995)...................    (122,031)   (114,420)
                                                                                              --------    --------
        Total stockholders' equity........................................................     337,503     330,432
                                                                                              --------    --------
        Total liabilities and stockholders' equity........................................    $418,833    $417,119
                                                                                              --------    --------
                                                                                              --------    --------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF OPERATIONS

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1996            1995             1994
                                                                                    ------------    -------------    -------------
Investment income...............................................................    $      2,697    $         219    $         457
Realized gains on investments...................................................                               43               11
Income from legal settlement....................................................                                             1,910
                                                                                    ------------    -------------    -------------
Total revenue...................................................................           2,697              262            2,378
Operating expense...............................................................           2,970            1,863            4,059
Interest expense................................................................           4,877            6,960            5,937
                                                                                    ------------    -------------    -------------
Loss from continuing operations before federal income tax benefit and equity in
  income from continuing operations of subsidiaries.............................          (5,150)          (8,561)          (7,618)
Federal income tax benefit......................................................           1,845            3,123            2,678
                                                                                    ------------    -------------    -------------
Loss from continuing operations before equity in income from continuing
  operations of subsidiaries....................................................          (3,305)          (5,438)          (4,940)
Equity in income from continuing operations of subsidiaries (Note A)............          40,905           25,160           34,738
                                                                                    ------------    -------------    -------------
Income from continuing operations...............................................          37,600           19,722           29,798
Income (loss) from discontinued operations (Note C).............................                          (13,122)           8,102
                                                                                    ------------    -------------    -------------
Net income......................................................................    $     37,600    $       6,600    $      37,900
                                                                                    ------------    -------------    -------------
                                                                                    ------------    -------------    -------------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF CASH FLOWS

                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
(AMOUNTS IN THOUSANDS)                                                                  1996             1995             1994
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Investment income received....................................................    $         612    $         193    $         477
  Recovery from lawsuit settlement..............................................                                              6,036
  Operating expenses paid.......................................................           (3,651)          (1,455)          (4,099)
  Interest paid.................................................................           (4,908)          (6,596)          (5,842)
  Income taxes (paid) refunded..................................................             (616)           3,571           (1,471)
                                                                                    -------------    -------------    -------------
    Net cash flows from continuing operating activities.........................           (8,563)          (4,287)          (4,899)
  Net cash flow from expenses of discontinued operations........................                            (2,274)
                                                                                    -------------    -------------    -------------
    Net cash flows from operating activities....................................           (8,563)          (6,561)          (4,899)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Debt and equity securities Available-for-Sale...............................          (11,446)
    Other debt and equity securities and other investments......................          (10,000)
  Net change in short-term investments..........................................           55,865          (82,549)          12,867
  Other.........................................................................           (3,151)
  Proceeds from the sale of CalFarm Life........................................                           120,000
                                                                                    -------------    -------------    -------------
    Net cash flows from investing activities....................................           31,268           37,451           12,867
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from bank line of credit........................................                            43,400            2,100
  Cash paid on bank line of credit..............................................                           (43,400)          (2,100)
  Cash dividends paid to common stockholders....................................          (17,605)         (18,273)         (18,894)
  Proceeds from exercise of stock options.......................................            2,572            4,405            2,093
  Purchase of treasury shares...................................................           (7,611)         (29,318)            (346)
  Dividends received from subsidiaries..........................................           15,000           10,500           15,000
  Net cash from (to) subsidiary.................................................          (14,594)             458           (5,356)
                                                                                    -------------    -------------    -------------
    Net cash flows from financing activities....................................          (22,238)         (32,228)          (7,503)
Net increase (decrease) in cash.................................................              467           (1,338)             465
Cash at beginning of year.......................................................              996            2,334            1,869
                                                                                    -------------    -------------    -------------
Cash at end of year.............................................................    $       1,463    $         996    $       2,334
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Income from continuing operations.............................................    $      37,600    $      19,722    $      29,798
  Income from continuing operations of subsidiaries.............................          (40,905)         (25,160)         (34,738)
  Cash flow from expenses of discontinued operations............................                            (2,274)
  Federal income taxes..........................................................           (2,461)             511           (4,149)
  Decrease in receivable from lawsuit settlement................................                                              3,467
  Other.........................................................................           (2,797)             640              723
                                                                                    -------------    -------------    -------------
    Net cash flow from operating activities.....................................    $      (8,563)   $      (6,561)   $      (4,899)
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------

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

        Zenith partially funds the cash flow requirements of its real estate construction subsidiary. Intercompany interest charges to such subsidiary reduce Zenith's interest expense.

        Zenith files a consolidated federal income tax return. The equity in the income from continuing operations of subsidiaries of $40,905,000 in 1996, $25,160,000 in 1995 and $34,738,000 in 1994 is net of a provision for federal income tax expense of $21,362,000 in 1996, $12,823,000 in 1995 and $17,986,000 in 1994. Zenith has formulated tax allocation procedures with its subsidiaries and the 1996, 1995 and 1994 condensed financial information reflect Zenith's portion of the consolidated taxes.

        Zenith Insurance Company paid dividends to Zenith of $15,000,000 in 1996, $10,000,000 in 1995 and $15,000,000 in 1994. CalFarm Life Insurance
    paid a dividend to Zenith of $500,000 prior to its sale in the fourth quarter of 1995.

B.  Senior Notes Payable

        Zenith issued $75,000,000 of 9% Senior Notes due 2002 (the "9% Notes") at par in May 1992. Interest on the 9% Note is payable semi-annually. The 9% Notes are general unsecured obligations of Zenith.

C.  Discontinued Operations:

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

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                 COLUMN C
                                                -----------
                                                  FUTURE                       COLUMN E
                                  COLUMN B        POLICY                      -----------
                                 -----------     BENEFITS,                       OTHER                       COLUMN G
                                  DEFERRED        LOSSES,       COLUMN D        POLICY        COLUMN F      -----------
           COLUMN A                POLICY         CLAIMS       -----------    CLAIMS AND     -----------        NET
------------------------------   ACQUISITION     AND LOSS       UNEARNED       BENEFITS        PREMIUM      INVESTMENT
           SEGMENT                  COSTS        EXPENSES       PREMIUMS        PAYABLE        REVENUE        INCOME
------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1996
------------------------------
Property and Casualty
  Workers' compensation.......   $    4,870     $  329,670     $   28,330                    $  210,916
  Other property/casualty.....       14,422        108,899         88,884                       204,778
  Reinsurance.................        1,460         87,858          9,995                        37,162
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,752        526,427        127,209                       452,856     $   48,457
Reinsurance ceded.............                      93,651
Registrant....................                                                                                   2,697
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,752     $  620,078     $  127,209     $   --         $  452,856     $   51,154
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1995
------------------------------
Property and Casualty
  Workers' compensation.......   $    5,001     $  262,738     $   28,644                    $  203,252
  Other property/casualty.....       13,802        107,995         78,760                       192,276
  Reinsurance.................        1,536         92,390         12,187                        41,985
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,339        463,123        119,591                       437,513     $   45,931
Reinsurance ceded.............                      54,429
Registrant....................                                                                                     219
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,339     $  517,552     $  119,591     $   --         $  437,513     $   46,150
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1994
------------------------------
Property and Casualty
  Workers' compensation.......   $    4,430     $  264,665     $   34,123                    $  216,030
  Other property/casualty.....       12,598        101,615         77,211                       186,661
  Reinsurance.................        1,478         96,430         10,491                        36,138
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     18,506        462,710        121,825                       438,829     $   39,611
Reinsurance ceded.............                      47,696
Registrant....................                                                                                     457
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   18,506     $  510,406     $  121,825     $   --         $  438,829     $   40,068
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------


                                  COLUMN H       COLUMN I
                                 -----------    -----------
                                  BENEFITS,     AMORTIZATION    COLUMN J
                                   CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A              LOSSES AND       POLICY          OTHER       -----------
------------------------------   SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                EXPENSES         COSTS        EXPENSES        WRITTEN
------------------------------   -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1996
------------------------------
Property and Casualty
  Workers' compensation.......   $  159,047     $   35,921     $   32,704     $   210,603
  Other property/casualty.....      137,423         43,247         16,031         212,399
  Reinsurance.................       18,230          4,925          1,709          35,059
                                 -----------    -----------    -----------    -----------
                                    314,700         84,093         50,444         458,061
Reinsurance ceded.............
Registrant....................                                      2,969
                                 -----------    -----------    -----------    -----------
  Total.......................   $  314,700     $   84,093     $   53,413     $   458,061
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1995
------------------------------
Property and Casualty
  Workers' compensation.......   $  153,692     $   36,358     $   22,090     $   197,773
  Other property/casualty.....      149,797         39,621         14,865         198,676
  Reinsurance.................       22,100          5,867          1,063          43,433
                                 -----------    -----------    -----------    -----------
                                    325,589         81,846         38,018         439,882
Reinsurance ceded.............
Registrant....................                                      1,863
                                 -----------    -----------    -----------    -----------
  Total.......................   $  325,589     $   81,846     $   39,881     $   439,882
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1994
------------------------------
Property and Casualty
  Workers' compensation.......   $  129,352     $   32,336     $   24,779     $   218,044
  Other property/casualty.....      138,925         38,782         15,920         190,922
  Reinsurance.................       25,571          6,135            110          39,674
                                 -----------    -----------    -----------    -----------
                                    293,848         77,253         40,809         448,640
Reinsurance ceded.............
Registrant....................                                      4,059
                                 -----------    -----------    -----------    -----------
  Total.......................   $  293,848     $   77,253     $   44,868     $   448,640
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
COLUMN A                                                  --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
-------------------------------------------------------       GROSS           OTHER       FROM OTHER    --------------    ASSUMED
(AMOUNTS IN THOUSANDS)                                        AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1996
Premiums earned........................................   $      435,568   $    24,642    $   41,930    $      452,856        9.3%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1995
Premiums earned........................................   $      413,258   $    21,112    $   45,367    $      437,513       10.4%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1994
Premiums earned........................................   $      422,563   $    21,521    $   37,787    $      438,829        8.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------