Form 10-Q
period 1997-03-31
ZENITH NATIONAL INSURANCE CORP
filed 1997-05-15
CIK 109261

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                      FORM 10-Q

 [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997

 [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from _____________ to ________________

Commission file number 1(9627)

ZENITH NATIONAL INSURANCE CORP.
         [Exact name of registrant as specified in its charter]

DELAWARE                                            95(2702776)
         [State or other jurisdiction of         [I.R.S. Employer
         incorporation or organization]          identification No.]

21255 Califa Street, Woodland Hills, California       91367(5021)
         [Address of principal executive offices]     [Zip Code]

[818]    713(1000)
         [Registrant's telephone number, including area code]

Not Applicable
         [Former name, former address and former fiscal year, if changed since last report.]

Indicate by check mark whether the registrant: [1] has filed all reports required to be filed by Section 13 or 15[d] of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.
Yes X    No
    ----   ----


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   At April 30, 1997,
17,685,000 shares of common stock were outstanding, net of 6,843,000 shares of treasury stock.

                           PART I     FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS
                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)




Dollars and Shares in Thousands
ASSETS                                                                                MAR. 31, 1997       DEC. 31, 1996
Investments
   Fixed maturities:
   At amortized cost (fair value $50,891 & $53,113)                                    $     52,015        $     53,353
   At fair value (cost $606,559 & $608,756)                                                 592,604             605,630
   Floating rate preferred stocks, at fair value (cost $14,614)                              14,150              14,071
   Convertible and non redeemable preferred stocks, at fair value
    (cost $1,000 & $750)                                                                      1,040                 784
   Common stocks, at fair value (cost $16,050 & $18,030)                                     20,933              22,771
   Short-term investments (at cost, which approximates fair value)                          113,997             106,712
   Other investments                                                                         49,151              49,478
                                                                                        -----------         -----------
    TOTAL INVESTMENTS                                                                       843,890             852,799
Cash                                                                                         11,826              12,125
Accrued investment income                                                                    12,322              10,973
Premiums receivable                                                                          80,902              80,545
Receivable from reinsurers, state trust funds and prepaid reinsurance premiums              103,299             104,748
Deposits receivable                                                                          14,776              14,776
Federal income taxes                                                                         30,329              29,939
Deferred policy acquisition costs                                                            20,772              20,752
Properties and equipment, less accumulated depreciation                                      48,892              49,179
Other assets                                                                                 65,390              66,888
                                                                                        -----------         -----------
    TOTAL ASSETS                                                                       $  1,232,398        $  1,242,724
                                                                                        -----------         -----------
                                                                                        -----------         -----------
LIABILITIES
Policy liabilities and accruals
   Unpaid losses and loss expenses                                                     $    621,826        $    620,078
   Unearned premiums                                                                        128,818             127,209
Policyholders' dividends accrued                                                              5,249               7,670
Other policyholder funds                                                                      8,250               9,109
Reserves on loss portfolio transfers                                                          7,970               8,359
Payable to banks and other notes payable                                                     13,592              14,508
Senior notes payable, less unamortized issue costs of $617 & $647                            74,383              74,353
Other liabilities                                                                            37,414              43,935
                                                                                        -----------         -----------
    TOTAL LIABILITIES                                                                       897,502             905,221
                                                                                        -----------         -----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1997 and 1996
Common stock, $1 par - shares authorized 50,000; issued 24,525,
  outstanding 17,682, 1997; issued 24,447, outstanding 17,604, 1996                          24,525              24,447
Additional paid-in capital                                                                  260,490             258,875
Retained earnings                                                                           178,366             175,684
Net unrealized (depreciation) appreciation on investments, net of deferred
  tax (benefit) expense of ($3,475) & $284                                                   (6,454)                528
                                                                                        -----------         -----------
                                                                                            456,927             459,534
Less treasury stock at cost (6,843 shares )                                                (122,031)           (122,031)
                                                                                        -----------         -----------
    TOTAL STOCKHOLDERS' EQUITY                                                              334,896             337,503
                                                                                        -----------         -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  1,232,398        $  1,242,724
                                                                                        -----------         -----------
                                                                                        -----------         -----------



The accompanying notes are an integral part of this statement.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)




                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,

                                                         1997            1996
                                                        (Dollars in Thousands,
                                                        except per share data)

CONSOLIDATED REVENUES:
Premiums earned                                       $  122,363     $  112,237
Net investment income                                     12,448         12,054
Realized gains on investments                              1,876          4,272
Real estate sales                                          9,963          5,985
                                                       ---------      ---------
    Total revenues                                       146,650        134,548
EXPENSES:
Losses and loss expenses incurred                         87,767         73,415
Policy acquisition costs                                  23,114         22,364
Other underwriting and operating expenses                 15,176         12,126
Policyholders' dividends and participation                  (968)           559
Real estate construction and operating costs               9,704          5,750
Interest expense                                           1,136          1,420
                                                       ---------      ---------
    Total expenses                                       135,929        115,634
                                                       ---------      ---------
Income before federal income tax                          10,721         18,914
Federal income tax expense                                 3,621          6,514
                                                       ---------      ---------
NET INCOME                                            $    7,100     $   12,400
                                                       ---------      ---------
                                                       ---------      ---------
EARNINGS PER SHARE:
Net Income per common share                           $     0.40     $     0.70
                                                       ---------      ---------
                                                       ---------      ---------



The accompanying notes are an integral part of this statement.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)




                                                                                                         FOR THE THREE MONTHS
Dollars in thousands                                                                                        ENDED MARCH 31,
                                                                                                       1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Premiums collected                                                                               $  129,052          $  110,594
  Investment income received                                                                           10,872              13,243
  Proceeds from sales of real estate                                                                    9,963               5,985
  Losses & loss expenses paid                                                                         (85,454)            (83,767)
  Underwriting & other operating expenses paid                                                        (40,988)            (33,351)
  Real estate construction costs paid                                                                  (9,686)             (7,869)
  Reinsurance premiums paid                                                                            (6,203)             (5,764)
  Dividends paid to policyholders                                                                      (1,067)             (1,086)
  Interest paid                                                                                          (259)                (38)
  Income taxes paid                                                                                                        (2,100)
                                                                                                   ----------          ----------
    Net cash flows from operating activities, excluding cash from trading portfolio                     6,230              (4,153)
  Net cash from trading portfolio investments                                                                                 750
                                                                                                   ----------          ----------
    Net cash flows from operating activities, including cash from trading portfolio                     6,230              (3,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Debt securities Held-to-Maturity                                                                                       (5,342)
    Debt and equity securities Available-for-Sale                                                     (37,646)           (143,980)
    Other investments                                                                                    (206)             (1,139)
  Proceeds from maturities and exchanges of investments:
    Debt securities Held-to-Maturity                                                                    1,302               3,408
    Debt and equity securities Available-for-Sale                                                      10,458               5,404
    Other investments                                                                                     336
  Proceeds from sales of investments:
    Debt and equity securities Available-for-Sale                                                      32,136             257,621
    Other investments                                                                                                         496
  Capital and other expenditures                                                                       (1,195)             (1,261)
  Net change in short-term investments                                                                 (6,774)           (109,070)
  Other                                                                                                (1,063)               (188)
                                                                                                   ----------          ----------
    Net cash flows from investing activities                                                           (2,652)              5,949
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash advanced from bank construction loans                                                            7,376               7,827
  Cash repaid on bank construction loans                                                               (8,346)             (7,505)
  Cash dividends paid to common stockholders                                                           (4,405)             (4,438)
  Proceeds from exercise of stock options                                                               1,498                 370
  Purchase of treasury shares                                                                                              (4,204)
                                                                                                   ----------          ----------
    Net cash flows from financing activities                                                           (3,877)             (7,950)
                                                                                                   ----------          ----------
  Net increase (decrease) in cash                                                                        (299)             (5,404)
  Cash at beginning of period                                                                          12,125               6,919
                                                                                                   ----------          ----------
  Cash at March 31,                                                                                $   11,826          $    1,515
                                                                                                   ----------          ----------
                                                                                                   ----------          ----------
         (continued)



                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                     (continued)





                                                                                                         FOR THE THREE MONTHS
                                                                                                            ENDED MARCH 31,
                                                                                                       1997                1996
                                                                                                         Dollars in Thousands
RECONCILIATION OF NET INCOME TO NET CASH FLOWS
 FROM OPERATING ACTIVITIES:

Net Income                                                                                         $    7,100          $   12,400

  Adjustments to reconcile net income to net cash flows
   from operating activities:
  Depreciation and amortization                                                                         1,237              1,865
  Realized gains on investments                                                                        (1,876)            (4,272)
  Net cash from trading portfolio                                                                                            750
  Decrease (increase) in:
    Accrued investment income                                                                          (1,349)               818
    Premiums receivable                                                                                  (357)            (9,197)
    Receivable from reinsurers                                                                          1,449                202
    Deferred policy acquisition costs                                                                     (20)              (248)
    Federal income taxes                                                                                3,692              4,411
  Increase (decrease) in:
    Unpaid losses and loss expenses                                                                     1,748            (10,618)
    Unearned premiums                                                                                   1,609              3,181
    Policyholders' dividends accrued                                                                   (2,421)            (1,304)
    Other policyholder funds                                                                             (859)            (1,526)
    Other                                                                                              (3,723)               135
                                                                                                   ----------          ----------
      Net cash flows from operating activities                                                     $    6,230          $   (3,403)
                                                                                                   ----------          ----------
                                                                                                   ----------          ----------


The accompanying notes are an integral part of this statement.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




Note 1.  Computation of Earnings per Share:                        FOR THE THREE MONTHS
                                                                     ENDED MARCH  31,

                                                                   1997           1996
(A)  Net income                                                $  7,100,000  $  12,400,000
                                                               ------------  -------------
                                                               ------------  -------------
(B)  Number of shares used in calculating
     primary earnings per share:

     Weighted average outstanding shares
     during the period                                           17,654,000     17,705,000
     Additional common shares issuable under
     employee stock options using the
     treasury stock method (1)                                      268,000         83,000
                                                               ------------  -------------
                                                                 17,922,000     17,788,000
                                                               ------------  -------------
                                                               ------------  -------------
Net income per share (A)/(B)                                        $  0.40        $  0.70
                                                               ------------  -------------
                                                               ------------  -------------
(C)  Number of fully diluted shares:

     Weighted average outstanding shares
     during the period                                           17,654,000     17,705,000
     Additional common shares issuable under
     employee stock options using the
     treasury stock method (2)                                      268,000        106,000
                                                               ------------  -------------
                                                                 17,922,000     17,811,000
                                                               ------------  -------------
                                                               ------------  -------------
Net income per share (A)/(C)                                        $  0.40        $  0.70
                                                               ------------  -------------
                                                               ------------  -------------



(1) Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.

Note 2.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS
No. 128"). The accounting standard is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Based on its current capital structure, Zenith National Insurance Corp. ("Zenith") will present basic earnings per share based on its weighted-average shares outstanding for the period, without considering options outstanding. Diluted earnings per share will be the equivalent of primary earnings per share under current guidance. The following table shows the pro-forma effect of adoption of SFAS No. 128 for Zenith.

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     1997           1996
Basic earnings per share                           $   0.40       $   0.70
Diluted earnings per share                             0.40           0.70

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

On February 27, 1997, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable May 15, 1997 to stockholders of record at the close of business on April 30, 1997.

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

-------------------------------------------------------------------------------
                                                   Three months ended March 31,
Dollars in thousands                                     1997           1996
-------------------------------------------------------------------------------
Investment income, after tax                            $8,265         $8,016
Realized gains on investments, after tax                 1,219          2,777
-------------------------------------------------------------------------------
Sub-total                                                9,484         10,793
-------------------------------------------------------------------------------

Property-casualty underwriting, after tax:
    Income (loss) excluding catastrophes                  (423)         2,776
    Catastrophe losses                                    (910)
-------------------------------------------------------------------------------
Property-casualty underwriting income (loss)            (1,333)         2,776
-------------------------------------------------------------------------------

Income from real estate operations, after tax              157            163
Interest expense, after tax                               (738)          (923)
Parent expenses, after tax                                (470)          (409)
-------------------------------------------------------------------------------
Net income                                              $7,100        $12,400
-------------------------------------------------------------------------------

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                            PART I  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPERTY AND CASUALTY OPERATIONS:

Premiums earned, underwriting results and combined ratios before tax for the three months ended March 31, 1997 and 1996 were as follows:




------------------------------------------------------------------------------------------------------
                                                             Three Months Ended March 31,   Increase
Dollars  in Thousands                                       1997               1996        (Decrease)
------------------------------------------------------------------------------------------------------
Premiums Earned
 Workers' Compensation
  California                                             $33,945             $37,721           (10%)
  Outside California                                      26,800              13,805            94%
                                                        --------            --------
 Total Workers' Compensation                              60,745              51,526            18%
 Other Property & Casualty                                52,724              50,169             5%
 Reinsurance                                               8,894              10,542           (16%)
                                                        --------            --------
Total                                                   $122,363            $112,237             9%
                                                        --------            --------
                                                        --------            --------
Underwriting Income (Loss) Before Taxes
 Workers' Compensation                                   ($5,981)            ($1,310)
 Other Property & Casualty                                   972               2,209
 Reinsurance                                               3,005               3,503
                                                        --------            --------
Total                                                    ($2,004)             $4,402
                                                        --------            --------
                                                        --------            --------
Combined Loss and Loss Expense Ratios
 Workers' Compensation
  Losses                                                   63.1%               46.4%
  Loss Expenses                                            15.3%               22.6%
  Underwriting Expenses                                    33.0%               32.4%
  Dividends to Policyholders                               (1.6%)               1.1%
                                                        --------            --------
   Combined Ratio                                         109.8%              102.5%

 Other Property & Casualty
  Losses and Loss Expenses                                 67.4%               65.4%
  Underwriting Expenses                                    30.8%               30.2%
                                                        --------            --------
   Combined Ratio                                          98.2%               95.6%

 Reinsurance
  Losses and Loss Expenses                                 51.6%               47.9%
  Underwritng Expenses                                     14.6%               18.9%
                                                        --------            --------
   Combined Ratio                                          66.2%               66.8%

 Total Property & Casualty
  Losses and Loss Expenses                                 71.7%               65.4%
  Underwriting Expenses                                    30.7%               30.2%
  Dividends to Policyholders                               (0.8%)               0.5%
                                                        --------            --------
   Combined Ratio                                         101.6%               96.1%
------------------------------------------------------------------------------------------------------

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                            PART I  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Underwriting results deteriorated in the first quarter of 1997 compared to the corresponding period in 1996 principally because of the continued decline in workers' compensation profitability and catastrophe losses in the Other Property and Casualty operation.

As a result of the acquisition of Associated General Commerce Self-Insurers' Trust Fund ("AGC-SIF") on December 31, 1996, Zenith commenced writing business in Florida in the first quarter of 1997, which increased the workers' compensation premium generated outside of California. Workers' compensation premium earned in California continued to decline, reflecting the amount of business at rates Zenith considers adequate and that meets its underwriting criteria. Results in the Workers' Compensation operation declined from the prior year due primarily to an increase in the 1997 accident year loss ratio and adverse development of prior year losses in the first quarter of 1997 compared to the prior year, partially offset by a decrease in the ratio of loss and underwriting expenses.

Competition in the workers' compensation business continues to be intense and profitability is dependent upon the ability to maintain adequate rates, manage claims costs and keep operating expenses in line with premium volume. Zenith is unable to predict when its California Workers' Compensation operation will return to the underwriting profitability consistent with Zenith's historical experience.

The results of Other Property and Casualty operations declined in the first quarter of 1997, due to losses from severe weather damage in California, which amounted to $1.4 million, before tax.

Reinsurance premiums earned declined in the first quarter of 1997 compared to the same period in 1996 due primarily to selected non-renewal of certain reinsurance treaties and softening of property catastrophe rates.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                            PART I  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENTS:

Fluctuations in interest rates continue to impact stockholders' equity due to changes in the market value of fixed maturity securities classified as Available-for-Sale. At March 31, 1997, the unrealized loss on such fixed maturities was $13.8 million, before deferred taxes, compared to an unrealized loss of $3.0 million, before deferred taxes, at December 31, 1996. This change resulted in a decrease in stockholders' equity of $7.0 million, after deferred taxes, between December 31, 1996 and March 31, 1997. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities markets.

Investment income increased in the quarter ended March 31, 1997 compared to the same period in 1996 principally due to the increase in invested assets for Zenith Insurance Company associated with its merger with AGC-SIF.

The yields on invested assets, which vary with the general level of interest rates, were as follows:

-------------------------------------------------------------------------------

Investment Yields                     Three Months Ended March 31,
                                        1997               1996
-------------------------------------------------------------------------------
  Pre-tax                               5.7%               5.8%
  Post-tax                              3.8%               3.9%
-------------------------------------------------------------------------------

Bonds with investment grade ratings represented 97% of the consolidated carrying values of investments in bonds at both March 31, 1997 and December 31, 1996. At March 31, 1997, the average maturity of the investment portfolio was 5.0 years, compared to 5.1 years at December 31, 1996.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                            PART I  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The change in the carrying value of Zenith's consolidated investment portfolio during the three months ended March 31, 1997 was as follows:




Dollars in thousands
-------------------------------------------------------------------------------------------------------
Carrying Value at December 31, 1996                                                        $852,799
Purchases at cost                                                                            37,852
Maturities and exchanges of investments                                                     (12,096)
Proceeds from sales of fixed maturity investments:
  Available-for-sale                                                                        (32,136)
Realized gains from maturities and exchanges of investments:
  Available-for-sale                                                         20
Realized gains from sales of investments:
  Available-for-sale                                                      1,343
  Trading portfolio                                                         139
  Other investments                                                         374
                                                                          -----
    Total realized gains on investments                                                       1,876
Unrealized losses on investments                                                            (10,741)
Increase in short-term investments                                                            7,286
Net accretion of bonds and preferred stocks and other changes                                  (950)
-------------------------------------------------------------------------------------------------------
Carrying Value at March 31, 1997                                                           $843,890
-------------------------------------------------------------------------------------------------------



LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows; and available lines of credit ($50,000,000 at March 31, 1997) to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

The increase in net cash flows from operations in the first quarter of 1997 compared to the same period last year is due primarily to increased premiums collected in the Workers' Compensation operations, resulting from the acquisition of AGC-SIF on December 31, 1996.

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

         None.

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







                                              ZENITH NATIONAL INSURANCE CORP.
                                                                   Registrant





Date: May 15, 1997                 Stanley R. Zax
                                   ----------------------------------------
                                   Stanley R. Zax, Chairman of the Board
                                   & President (Principal Executive Officer)




Date: May 15, 1997                 Fredricka Taubitz
                                   ----------------------------------------
                                   Fredricka Taubitz, Executive Vice President
                                   & Chief Financial Officer (Principal
                                   Accounting Officer)