Form 10-K/A
period 1996-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1997-06-25
CIK 109261

                                                                      THE ZENITH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   Form 10-K/A

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                        WHICH REGISTERED
  ----------------------------------------  -----------------------------------
       Common Stock, $1.00 Par Value               New York Stock Exchange
              (TITLE OF CLASS)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                 -----    ------

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


                STANLEY R. ZAX                  Chairman of the Board, President
---------------------------------------------   and Director (Principal
                Stanley R. Zax                  Executive Officer)

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

               HARVEY L. SILBERT                Director
---------------------------------------------
               Harvey L. Silbert

              ROBERT M. STEINBERG               Director
---------------------------------------------
              Robert M. Steinberg


---------------------------------------------   Director
               Saul P. Steinberg

                GERALD TSAI, JR.                Director
---------------------------------------------
                Gerald Tsai, Jr.

               FREDRICKA TAUBITZ                Executive Vice President and
---------------------------------------------   Chief Financial Officer
               Fredricka Taubitz                (Principal Financial and
                                                Accounting Officer)

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

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                 COLUMN C
                                                -----------
                                                  FUTURE                       COLUMN E
                                  COLUMN B        POLICY                      -----------
                                 -----------     BENEFITS,                       OTHER                       COLUMN G
                                  DEFERRED        LOSSES,       COLUMN D        POLICY        COLUMN F      -----------
           COLUMN A                POLICY         CLAIMS       -----------    CLAIMS AND     -----------        NET
------------------------------   ACQUISITION     AND LOSS       UNEARNED       BENEFITS        PREMIUM      INVESTMENT
           SEGMENT                  COSTS        EXPENSES       PREMIUMS        PAYABLE        REVENUE        INCOME
------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1996
------------------------------
Property and Casualty
  Workers' compensation.......   $    4,870     $  329,670     $   28,330                    $  210,916
  Other property/casualty.....       14,422        108,899         88,884                       204,778
  Reinsurance.................        1,460         87,858          9,995                        37,162
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,752        526,427        127,209                       452,856     $   48,457
Reinsurance ceded.............                      93,651
Registrant....................                                                                                   2,697
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,752     $  620,078     $  127,209     $   --         $  452,856     $   51,154
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1995
------------------------------
Property and Casualty
  Workers' compensation.......   $    5,001     $  262,738     $   28,644                    $  203,252
  Other property/casualty.....       13,802        107,995         78,760                       192,276
  Reinsurance.................        1,536         92,390         12,187                        41,985
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,339        463,123        119,591                       437,513     $   45,931
Reinsurance ceded.............                      54,429
Registrant....................                                                                                     219
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,339     $  517,552     $  119,591     $   --         $  437,513     $   46,150
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1994
------------------------------
Property and Casualty
  Workers' compensation.......   $    4,430     $  264,665     $   34,123                    $  216,030
  Other property/casualty.....       12,598        101,615         77,211                       186,661
  Reinsurance.................        1,478         96,430         10,491                        36,138
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     18,506        462,710        121,825                       438,829     $   39,611
Reinsurance ceded.............                      47,696
Registrant....................                                                                                     457
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   18,506     $  510,406     $  121,825     $   --         $  438,829     $   40,068
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------


                                  COLUMN H       COLUMN I
                                 -----------    -----------
                                  BENEFITS,     AMORTIZATION    COLUMN J
                                   CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A              LOSSES AND       POLICY          OTHER       -----------
------------------------------   SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                EXPENSES         COSTS        EXPENSES        WRITTEN
------------------------------   -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1996
------------------------------
Property and Casualty
  Workers' compensation.......   $  159,047     $   35,921     $   32,704     $   210,603
  Other property/casualty.....      137,423         43,247         16,031         212,399
  Reinsurance.................       18,230          4,925          1,709          35,059
                                 -----------    -----------    -----------    -----------
                                    314,700         84,093         50,444         458,061
Reinsurance ceded.............
Registrant....................                                      2,969
                                 -----------    -----------    -----------    -----------
  Total.......................   $  314,700     $   84,093     $   53,413     $   458,061
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1995
------------------------------
Property and Casualty
  Workers' compensation.......   $  153,692     $   36,358     $   22,090     $   197,773
  Other property/casualty.....      149,797         39,621         14,865         198,676
  Reinsurance.................       22,100          5,867          1,063          43,433
                                 -----------    -----------    -----------    -----------
                                    325,589         81,846         38,018         439,882
Reinsurance ceded.............
Registrant....................                                      1,863
                                 -----------    -----------    -----------    -----------
  Total.......................   $  325,589     $   81,846     $   39,881     $   439,882
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1994
------------------------------
Property and Casualty
  Workers' compensation.......   $  129,352     $   32,336     $   24,779     $   218,044
  Other property/casualty.....      138,925         38,782         15,920         190,922
  Reinsurance.................       25,571          6,135            110          39,674
                                 -----------    -----------    -----------    -----------
                                    293,848         77,253         40,809         448,640
Reinsurance ceded.............
Registrant....................                                      4,059
                                 -----------    -----------    -----------    -----------
  Total.......................   $  293,848     $   77,253     $   44,868     $   448,640
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
COLUMN A                                                  --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
-------------------------------------------------------       GROSS           OTHER       FROM OTHER    --------------    ASSUMED
(AMOUNTS IN THOUSANDS)                                        AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1996
Premiums earned........................................   $      435,568   $    24,642    $   41,930    $      452,856        9.3%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1995
Premiums earned........................................   $      413,258   $    21,112    $   45,367    $      437,513       10.4%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1994
Premiums earned........................................   $      422,563   $    21,521    $   37,787    $      438,829        8.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                                                PAGE NUMBER
----------                                                                                                 -----------
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

     *10.6     Amendment No. 2 to the Zenith National Insurance Corp. Amended and Restated
               Non-Qualified Stock Option Plan, dated as of April 9, 1996. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10Q for the quarter ended June 30, 1996.

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

      21       Subsidiaries of Zenith.

      23       Consent of Coopers & Lybrand L.L.P., dated March 28, 1997. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10K).

      27       Financial Data Schedule

      99.1     Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1996 for the Zenith Investment Partnership 401(k) Plan.

------------------------
*Management contract or compensatory plan or arrangement

   (b) REPORTS ON FORM 8-K

       None.