Form 10-Q
period 1997-06-30
ZENITH NATIONAL INSURANCE CORP
filed 1997-08-14
CIK 109261

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

 [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   At July 31, 1997,
17,697,000 shares of common stock were outstanding, net of 6,854,000 shares of treasury stock.

                          PART I   FINANCIAL INFORMATION
                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:
Dollars and Shares in Thousands


ASSETS                                                                                 JUN. 30, 1997  DEC. 31, 1996

Investments
  Fixed maturities:
   At amortized cost (fair value $50,717 & $53,113)                                     $   50,668    $   53,353
   At fair value (cost $610,975 & $608,756)                                                607,050       605,630
  Floating rate preferred stocks, at fair value (cost $14,614)                              14,352        14,071
  Convertible and non-redeemable preferred stocks, at fair value
    (cost $750)                                                                                759           784
  Common stocks, at fair value (cost $11,513 & $18,030)                                     16,572        22,771
  Short-term investments (at cost, which approximates fair value)                          122,392       106,712
  Other investments                                                                         45,045        49,478
                                                                                        -----------   ------------
       TOTAL INVESTMENTS                                                                   856,838       852,799
Cash                                                                                        10,968        12,125
Accrued investment income                                                                   11,352        10,973
Premiums receivable                                                                         89,389        80,545
Receivable from reinsurers,state trust funds, and prepaid reinsurance premiums             108,563       104,748
Deposits receivable                                                                         12,710        14,776
Federal income taxes                                                                        22,198        29,939
Deferred policy acquisition costs                                                           21,778        20,752
Properties and equipment, less accumulated depreciation                                     56,359        49,179
Other assets                                                                                64,306        66,888
                                                                                        -----------   ------------
       TOTAL ASSETS                                                                     $1,254,461    $1,242,724
                                                                                        -----------   ------------
                                                                                        -----------   ------------
LIABILITIES
Policy liabilities and accruals
  Unpaid losses and loss expenses                                                       $  627,431    $  620,078
  Unearned premiums                                                                        135,017       127,209
Policyholders' dividends accrued                                                             4,950         7,670
Other policyholder funds                                                                     6,288         9,109
Reserves on loss portfolio transfers                                                        12,231         8,359
Senior notes payable, less unamortized issue costs of $586 & $647                           13,133        14,508
Payable to banks and other notes payable                                                    74,414        74,353
Other liabilities                                                                           35,470        43,935
                                                                                        -----------   ------------
       TOTAL LIABILITIES                                                                   908,934       905,221
                                                                                        -----------   ------------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1997 and 1996
Common stock, $1 par - shares authorized 50,000; issued 24,542,
  outstanding 17,688, 1997; issued 24,447, outstanding 17,604, 1996                         24,542        24,447
Additional paid-in capital                                                                 260,841       258,875
Retained earnings                                                                          181,842       175,684
Net unrealized appreciation on investments, net of deferred
  tax expense of $332 & $284                                                                   618           528
                                                                                        -----------   ------------
                                                                                           467,843       459,534
Less treasury stock at cost (6,854 shares 1997 & 6,843 shares 1996)                       (122,316)     (122,031)
                                                                                        -----------   ------------
       TOTAL STOCKHOLDERS' EQUITY                                                          345,527       337,503
                                                                                        -----------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,254,461    $1,242,724
                                                                                        -----------   ------------
                                                                                        -----------   ------------

The accompanying notes are an integral part of this statement.

                               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,

Dollars in thousands, except per share data                   1997            1996           1997           1996


CONSOLIDATED REVENUES:
Premium earned                                             $  125,831     $  108,255     $  248,194     $  220,492
Net investment income                                          13,406         12,836         25,854         24,890
Realized gains on investments                                   1,996          3,778          3,872          8,050
Real estate sales                                              11,174          8,810         21,137         14,795
                                                           ----------     ----------     ----------     ----------
    Total revenues                                            152,407        133,679        299,057        268,227
EXPENSES:
Property and casualty losses and loss expenses incurred        89,180         74,429        176,947        147,844
Policy acquisition costs                                       23,248         19,887         46,362         42,251
Other underwriting and operating expenses                      16,443         13,247         31,619         25,373
Policyholders' dividends and participation                          2            316           (966)           875
Real estate construction and operating costs                   10,495          8,233         20,199         13,983
Interest expense                                                  816          1,416          1,952          2,836
                                                           ----------     ----------     ----------     ----------
    Total expenses                                            140,184        117,528        276,113        233,162
Income before federal income tax                               12,223         16,151         22,944         35,065
Federal income tax expense                                      4,323          5,451          7,944         11,965
                                                           ----------     ----------     ----------     ----------
NET INCOME                                                 $    7,900     $   10,700     $   15,000     $   23,100
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

EARNINGS PER SHARE:
Net income per common share                                $     0.44     $     0.60     $     0.84     $     1.30
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

The accompanying notes are an integral part of this statement.

         ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                      SIX MONTHS
Dollars in thousands                                                                                 ENDED JUNE 30,
                                                                                                  1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Premiums collected                                                                          $  257,706    $  227,111
  Investment income received                                                                      25,281        23,219
  Proceeds from sales of real estate                                                              21,137        14,795
  Losses & loss expenses paid                                                                   (173,034)     (162,866)
  Underwriting & other operating expenses paid                                                   (79,224)      (64,610)
  Real estate construction costs paid                                                            (18,894)      (26,595)
  Reinsurance premiums paid                                                                      (14,810)      (11,644)
  Dividends paid to policyholders                                                                   (308)       (1,387)
  Interest paid                                                                                   (3,883)       (3,863)
  Income taxes paid                                                                                  104       (12,563)
                                                                                              -----------   -----------
    Net cash flows from operating activities, excluding cash from trading portfolio               14,075       (18,403)
  Net cash from sales of trading portfolio investments                                             1,416         7,050
                                                                                              -----------   -----------
    Net cash flows from operating activities, including cash from trading portfolio               15,491       (11,353)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Debt securities Held-to-Maturity                                                                            (5,342)
    Debt and equity securities Available-for-Sale                                                (53,997)     (240,091)
    Other investments                                                                               (919)       (1,659)
  Proceeds from maturities and exchanges of investments:
    Debt securities Held-to-Maturity                                                               2,620         5,781
    Debt and equity securities Available-for-Sale                                                 14,338         8,932
    Other investments                                                                                361
  Proceeds from sales of investments:
    Debt and equity securities Available-for-Sale                                                 45,265       277,132
    Other investments                                                                              5,410         2,491
  Capital and other expenditures                                                                 (10,136)       (2,674)
  Cash received from portfolio transfers                                                           4,647
  Losses paid on portfolio transfers                                                                (775)         (492)
  Net change in short-term investments                                                           (14,744)      (14,766)
  Other                                                                                               12
                                                                                              -----------   -----------
    Net cash flows from investing activities                                                      (7,918)       29,312
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash advanced from bank construction loans                                                      17,749        14,751
  Cash repaid on bank construction loans                                                         (19,193)      (16,272)
  Cash dividends paid to common stockholders                                                      (8,826)       (8,824)
  Proceeds from exercise of stock options                                                          1,825           962
  Purchase of treasury shares                                                                       (285)       (7,404)
                                                                                              -----------   -----------
    Net cash flows from financing activities                                                      (8,730)      (16,787)
                                                                                              -----------   -----------
  Net increase (decrease) in cash                                                                 (1,157)        1,172
  Cash at beginning of period                                                                     12,125         6,919
                                                                                              -----------   -----------
  Cash at June 30,                                                                            $   10,968    $    8,091
                                                                                              -----------   -----------
                                                                                              -----------   -----------
          (continued)

                                           Page 4

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                    (continued)



                                                                        SIX  MONTHS
                                                                       ENDED JUNE 30,
                                                                     1997         1996
                                                                   (Dollars in Thousands)

RECONCILIATION OF NET INCOME TO NET CASH FLOWS
  FROM OPERATING ACTIVITIES:

Net Income                                                      $  15,000     $  23,100

  Adjustments to reconcile net income to net cash flows
   from operating activities:
  Depreciation and amortization                                     2,843         1,730
  Realized gains on investments                                    (3,870)       (8,050)
  Net cash from trading portfolio                                   1,416         7,050
  Decrease (increase) in:
    Accrued investment income                                        (379)         (449)
    Premiums receivable                                            (8,844)      (12,678)
    Receivable from reinsurers                                     (1,749)       (1,764)
    Deferred policy acquisition costs                              (1,026)         (974)
    Federal income taxes                                            8,057          (599)
    Real estate construction in progress                              987       (12,064)
  Increase (decrease) in:
    Unpaid losses and loss expenses                                 7,353       (13,403)
    Unearned premiums                                               7,808        10,335
    Policyholders' dividends accrued                               (2,720)       (1,975)
    Other policyholder funds                                       (2,821)       (2,431)
    Other                                                          (6,564)          819
                                                                ----------    ----------
      Net cash flows from operating activities                  $  15,491     $ (11,353)
                                                                ----------    ----------
                                                                ----------    ----------



  The accompanying notes are an integral part of this statement.

           ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Computation of earnings per share:

Dollars and shares in thousands, except
 per share data

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                      1997          1996           1997           1996

(A) Net income                                     $  7,900      $  10,700      $  15,000      $  23,100
                                                   --------      ---------      ---------      ---------
                                                   --------      ---------      ---------      ---------
(B) Number of shares used in calculating
       primary earnings per share:

    Weighted average outstanding shares
       during the period                             17,898         17,524         17,910         17,615
    Additional common shares issuable under
       employee stock options using the
       treasury stock method (1)                                       250                           166
                                                   --------      ---------      ---------      ---------
                                                     17,898         17,774         17,910         17,781
                                                   --------      ---------      ---------      ---------
                                                   --------      ---------      ---------      ---------
Net income per share (A)/(B)                       $   0.44      $    0.60      $    0.84      $    1.30
                                                   --------      ---------      ---------      ---------
                                                   --------      ---------      ---------      ---------

(C) Number of fully diluted shares:

    Weighted average outstanding shares
       during the period                             17,946         17,524         17,934         17,615
    Additional common shares issuable under
       employee stock options using the
       treasury stock method (2)                                       344                           224
                                                   --------      ---------      ---------      ---------
                                                     17,946         17,868         17,934         17,839
                                                   --------      ---------      ---------      ---------
                                                   --------      ---------      ---------      ---------
Net income per share (A)/(C)                       $   0.44      $    0.60      $    0.84      $    1.29
                                                   --------      ---------      ---------      ---------
                                                   --------      ---------      ---------      ---------

(1) Based on the average market price during the period.

(2) Based on the higher of the average market price or price at the end of each period.

Note 2.  New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). The accounting standard is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Based on its current capital structure, Zenith National Insurance Corp. (Zenith) will present basic earnings per share based on its weighted-average shares outstanding for the period, without considering options outstanding. Diluted earnings per share will be the equivalent of primary earnings per share under current guidance. The following table shows the pro-forma effect of adoption of SFAS No. 128 for Zenith.

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,          JUNE 30,
                                             1997     1996     1997     1996

Basic earnings per share                     $.45     $.61     $.85     $1.31
Diluted earnings per share                    .44      .60      .84      1.30

                      ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      (continued)

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This accounting standard is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Zenith has not determined the impact of SFAS No. 130.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for periods ending after December 15, 1997, including interim periods. Zenith has not determined the impact of SFAS No. 131.

Note 3.  Proposed Acquisition

On June 17, 1997, Zenith announced that its wholly-owned subsidiary, Zenith Insurance Company (Zenith Insurance), had entered into an agreement with RISCORP, Inc. (RISCORP) to purchase all of the assets of RISCORP related to its workers' compensation business, including RISCORP's existing in-force business, as well as the right to all new and renewal policies. Zenith Insurance will also purchase RISCORP's "First Call" managed care workers' compensation system. After the transaction closes, RISCORP will no longer engage in the workers' compensation or managed care businesses. In connection with the transaction, Zenith Insurance will assume certain liabilities related to RISCORP's insurance businesses, including $15 million in indebtedness of RISCORP. The purchase price, which will be in cash, will be the difference between the book value of the assets purchased and the book value of the liabilities assumed by Zenith Insurance on the closing date, subject to a minimum purchase price of $35 million. Zenith intends to finance the purchase price with bank financing and internal funds.

Effective June 18, 1997, Zenith Insurance entered into a reinsurance agreement with RISCORP. Under the reinsurance agreement, Zenith Insurance has reinsured all of RISCORP's liabilities on or after June 18, 1997 in respect of new, renewal, and in-force Florida workers' compensation policies in the event RISCORP is declared insolvent under applicable insurance law pursuant to court order. RISCORP has assigned to Zenith Insurance its right to receive certain payments from other reinsurers in respect of the business Zenith Insurance has reinsured. In addition, RISCORP has established a trust account of approximately $50 million to reimburse Zenith Insurance for any amounts paid under the reinsurance agreement. Although there can be no assurance that such amount ultimately would be sufficient to reimburse Zenith fully for such payments, Zenith believes that any contingent liability under this agreement as of June 30, 1997 would not be material.

The closing of the purchase of RISCORP's assets and liabilities is subject to several conditions, including the review and approval by appropriate state and federal regulatory agencies and by RISCORP's shareholders. The agreement has been approved by the Boards of Directors of Zenith, Zenith Insurance, and RISCORP. It cannot be predicted at this time when or whether the closing will occur.

Note 4.  Contingencies

The following updates contingencies set forth in Note 8 of Zenith's consolidated financial statement as of December 31, 1996.

Florida has created a State Disability Trust Fund ("SDTF") and assesses workers' compensation insurers to pay for what is commonly referred to as "Second Injuries". Assessments, based upon premiums written, have been inadequate to completely fund obligations of SDTF. Zenith expects future political changes to affect SDTF, the nature of which cannot be determined at this time. Zenith has recorded a receivable from SDTF at June 30, 1997 based upon specific claims identified by Associated General Commerce - Self Insurers' Trust Fund ("AGC-SIF"), and its historical recovery experience, the recoverability of which is dependent upon such political changes, if any. Zenith has not recorded a liability for any future assessments from SDTF.

On July 5, 1995, Zenith's new workers' compensation computer system became operational. In addition to enhancing data processing, the new system is designed, among other things, to improve workflow in the workers' compensation claims handling process. Management observed certain unusual claim reserving trends and patterns in 1995, 1996, and 1997, possibly related to disruption of normal workflows due to implementation of the new system. Workflows in the future may continue to be impacted as training and optimization of the new system continues. Management believes that its estimate of liabilities for unpaid workers' compensation losses and loss adjustment expenses (amounting to $411,223,000 of the total reserves for unpaid losses and loss adjustment expenses of $627,431,000) at June 30,1997 included in these financial statements is adequate. However, subsequent re-interpretation of currently available data or any new information that becomes available may change the estimate of such liabilities in future periods and such changes, if any, will be reflected in the financial statements of the period in which they occur.

Note 5.  Subsequent Event

On July 24, 1997, Zenith entered into a credit agreement with Bank of America NT & SA providing for a $50 million revolving line of credit in two tranches. One tranche for $20 million is for a one year term; the other for $30 million, a five year term.

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

On May 15, 1997, the Board of Directors declared a regular quarterly cash dividend of $.25 per share on the outstanding shares, payable August 15, 1997 to stockholders of record at the close of business on July 31, 1997.

ITEM 2:
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Zenith's principal source of consolidated earnings is the income, including investment income, from operations of its property and casualty insurance businesses. The comparative results of operations are set forth in the table below, followed by a discussion of significant changes.


----------------------------------------------------------------------------------------------------
                                                  Three months ended            Six months ended
                                                       June 30,                     June 30,
Dollars in thousands                             1997           1996           1997          1996
----------------------------------------------------------------------------------------------------
Investment income, after tax                    $8,877         $8,536        $17,142       $16,552
Realized gains on investments, after tax         1,298          2,456          2,517         5,233
----------------------------------------------------------------------------------------------------
Sub-total                                       10,175         10,992         19,659        21,785
----------------------------------------------------------------------------------------------------
Property-casualty underwriting, after tax:
  Income (loss) excluding catastrophes          (1,506)           688         (1,929)        3,464
  Catastrophe losses                                                            (910)
----------------------------------------------------------------------------------------------------
Property-casualty underwriting income (loss)    (1,506)           688         (2,839)        3,464
----------------------------------------------------------------------------------------------------
Income from real estate operations, after tax      442            375            599           538
Interest expense, after tax                       (531)          (920)        (1,269)       (1,843)
Parent expenses, after tax                        (680)          (435)        (1,150)         (844)
----------------------------------------------------------------------------------------------------
Net income                                      $7,900        $10,700        $15,000       $23,100
----------------------------------------------------------------------------------------------------

                                             Page 9

                              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                         PART I FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
Condition and Results of Operations (continued)

PROPERTY AND CASUALTY INSURANCE OPERATIONS:

Premiums earned, underwriting results and combined ratios before tax for the three and six months ended June 30, 1997 and 1996 were as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months ended June 30,                Six Months Ended June 30,
Dollars  in Thousands                            1997           1996            Change        1997           1996           Change
-----------------------------------------------------------------------------------------------------------------------------------
Premiums Earned
  Workers' Compensation
    California                                 $35,292        $35,722            (1%)       $69,237        $73,686           (6%)
    Outside California                          27,586         13,651           102%         54,386         27,213          100%
                                             ---------      ---------                     ---------      ---------
  Total Workers' Compensation                   62,878         49,373            27%        123,623        100,899           23%
  Other Property & Casualty                     54,751         49,820            10%        107,475         99,989            7%
  Reinsurance                                    8,202          9,062            (9%)        17,096         19,604          (13%)
                                             ---------      ---------                     ---------      ---------
Total                                         $125,831       $108,255            16%       $248,194       $220,492           13%
                                             ---------      ---------                     ---------      ---------
                                             ---------      ---------                     ---------      ---------

Underwriting Income (Loss) Before Taxes
  Workers' Compensation                        ($6,777)       ($4,322)                     ($12,758)       ($5,632)
  Other Property & Casualty                      1,664          2,493                         2,636          4,702
  Reinsurance                                    2,996          2,875                         6,001          6,378
                                             ---------      ---------                     ---------      ---------
Total                                          ($2,117)        $1,046                       ($4,121)        $5,448
                                             ---------      ---------                     ---------      ---------
                                             ---------      ---------                     ---------      ---------

Combined Loss and Loss Expense Ratios
  Workers' Compensation
    Losses and Loss Expenses                     77.7%          74.3%                         78.0%          71.6%
    Underwriting Expenses                        33.1%          33.8%                         33.1%          33.1%
    Dividends to Policyholders                                   0.7%                         (0.8%)          0.9%
                                             ---------      ---------                     ---------      ---------
      Combined Ratio                            110.8%         108.8%                        110.3%         105.6%

  Other Property & Casualty
    Losses and Loss Expenses                     66.8%          65.3%                         67.1%          65.4%
    Underwriting Expenses                        30.2%          29.7%                         30.4%          29.9%
                                             ---------      ---------                     ---------      ---------
      Combined Ratio                             97.0%          95.0%                         97.5%          95.3%

  Reinsurance
    Losses and Loss Expenses                     46.4%          57.3%                         49.1%          52.2%
    Underwritng Expenses                         17.1%          11.0%                         15.8%          15.3%
                                             ---------      ---------                     ---------      ---------
      Combined Ratio                             63.5%          68.3%                         64.9%          67.5%

  Total Property & Casualty
    Losses and Loss Expenses                     70.9%          68.8%                         71.3%          67.1%
    Underwriting Expenses                        30.8%          29.9%                         30.8%          30.0%
    Dividends to Policyholders                                   0.3%                         (0.4%)          0.4%
                                             ---------      ---------                     ---------      ---------
      Combined Ratio                            101.7%          99.0%                        101.7%          97.5%
-------------------------------------------------------------------------------------------------------------------

                             ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                      PART I FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
Condition and Results of Operations (continued)

Underwriting results declined in the quarter and six months ended June 30, 1997 compared to the corresponding periods in 1996 principally because of the continued decline in workers' compensation profitability.

The decline in workers' compensation profitability is primarily due to adverse development of prior year loss and loss expenses in the quarter and six months ended June 30, 1997. Workers' compensation premium growth is primarily due to the previously announced Florida acquisition, which was effective December 31, 1996. Management expects that workers' compensation premiums generated outside of California will increase in future periods if the acquisition of RISCORP's insurance assets is consummated.

Competition in the workers' compensation business continues to be intense and profitability is dependent upon the ability to maintain adequate rates, manage claims costs and keep operating expenses in line with premium volume. Zenith is unable to predict when its California Workers' Compensation operation will return to underwriting profitability that is consistent with Zenith's historical experience.

The results of Other Property and Casualty operations reflect an increase in the severity of newly reported claims in the quarter and six months ended June 30, 1997, compared to the corresponding periods in 1996. In addition, the six months ended June 30, 1997 includes losses from severe weather damage in California, which amounted to $1.4 million, before tax.

Reinsurance premiums earned declined in the quarter and six months ended June 30, 1997 compared to the corresponding periods in 1996 due primarily to selected non-renewal of certain reinsurance treaties and softening of property catastrophe rates.

                              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                         PART I FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
Condition and Results of Operations (continued)

INVESTMENTS:

Fluctuations in interest rates continue to impact stockholders' equity due to changes in the market value of fixed maturity securities classified as Available-for-Sale. At June 30, 1997, the unrealized loss on such fixed maturities was $3.8 million, before deferred taxes, compared to an unrealized loss of $3.0 million, before deferred taxes, at December 31, 1996. This change resulted in a decrease in stockholders' equity of $.5 million, after deferred taxes, between December 31, 1996 and June 30, 1997. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities markets.

Investment income increased in the quarter and six months ended June 30, 1997 compared to the corresponding periods in 1996 principally due to the increase in invested assets for Zenith Insurance associated with its merger with AGC-SIF.

The yields on invested assets, which vary with the general level of interest rates, were as follows:

-------------------------------------------------------------------
                              Three Months          Six Months
Investment Yields             Ended June 30,       Ended June 30,
                              1997    1996         1997    1996
-------------------------------------------------------------------
  Pre-tax                     6.1%    6.2%         5.9%    6.0%
  Post-tax                    4.0%    4.1%         3.9%    4.0%
-------------------------------------------------------------------


Bonds with investment grade ratings represented 97% of the consolidated carrying values of investments in bonds at both June 30, 1997 and December 31, 1996. At June 30, 1997 and December 31, 1996, the average maturity of the investment portfolio was 5.1 years.

                              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                         PART I FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
Condition and Results of Operations (continued)

The change in the carrying value of Zenith's consolidated investment portfolio during the six months ended June 30, 1997 was as follows:

Dollars in thousands
-----------------------------------------------------------------------------
Carrying Value at December 31, 1996                                 $852,799
Purchases at cost                                                     54,916
Maturities and exchanges of investments                              (17,319)
Proceeds from sales of fixed maturity investments                    (52,090)
Realized gains from maturities and exchanges of investments:
  Available-for-sale                                            46
Realized gains from sales of investments:
  Available-for-sale                                         2,785
  Trading portfolio                                            190
  Other investments                                            849
                                                           -------
    Total realized gains on investments                                3,870
Unrealized gains on investments                                          137
Increase in short-term investments                                    15,680
Net amortization of bonds and preferred stocks and other changes      (1,155)
-----------------------------------------------------------------------------
Carrying Value at June 30, 1997                                     $856,838
-----------------------------------------------------------------------------

LIQUIDITY:

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows; and available lines of credit to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

On July 24, 1997, Zenith entered into a Credit Agreement with Bank of America NT&SA, providing for a $50 million revolving line of credit in two tranches. One tranche for $20 million is for a one year term; the other for $30 million, a five year term. This new line, together with existing lines, provide Zenith with $100 million of revolving credit, which is currently available, along with internal funds, to fund the closing of the proposed acquisition of certain assets and liabilities from RISCORP. The closing date and ultimate purchase price cannot be determined at this time, although the purchase agreement calls for a minimum purchase price of $35 million.

The increase in net cash flows from operations for the six months ended June 30, 1997 compared to the same period last year is due primarily to increased premiums collected in the Workers' Compensation operations, resulting from the acquisition of AGC-SIF on December 31, 1996.

                              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                         PART I FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
Condition and Results of Operations (continued)

FORWARD LOOKING INFORMATION:

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this Report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition; (2) adverse state and federal legislation and regulations; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms, and wind and hail losses; and (8) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                             PART II  OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders' Meeting of Zenith was held on May 15, 1997. The only matter presented to Stockholders was the election of Directors.

The tabulation of votes for the nominees, all of whom were elected, is as follows:

Director                      Votes for             Votes Withheld
--------                      ---------             --------------
George E. Bello              14,849,646               113,647
Max M. Kampelman             14,847,206               116,087
Jack M. Ostrow               14,847,206               116,087
William Steele Sessions      14,849,846               113,447
Harvey L. Silbert            14,847,206               116,087
Robert M. Steinberg          14,194,710               768,583
Saul P. Steinberg            14,194,510               768,783
Gerald Tsai, Jr.             14,849,846               113,447
Stanley R. Zax               14,849,846               113,447

There were no votes cast against any Director, no abstentions and no broker non-votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

[a]  Exhibits

[3.1] Certificate of Incorporation of Zenith as in effect immediately prior to November 22, 1985. (Incorporated herein by reference to Exhibit 3 to Zenith's amendment on Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985.) Certificate of Amendment to Certificate of Incorporation of Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, date of report November 22, 1985.)

[3.2] By-Laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988.)

[10.1] Interim Reinsurance Agreement by and among Zenith Insurance Company, RISCORP Insurance Company and RISCORP Property & Casualty Insurance Company dated as June 18, 1997, together with (1) related Trust Agreement by and among RISCORP Insurance Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto), and
         (2) related Trust Agreement by and among RISCORP Property & Casualty Insurance Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto).

[10.2] Revolving Note dated July 1, 1997, from Zenith National Insurance Corp. to City National Bank.

[10.3] Credit Agreement dated as of July 24, 1997 between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association, together with Tranche A and Tranche B Promissory Notes referenced therein.

[11]     Statement re: computation of per share earnings. Part I, Item 1,
         Note 1 of the consolidated financial statements is incorporated herein by reference.

[27]     Financial Data Schedule

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                            PART II  OTHER INFORMATION




[b] Reports on Form 8-K

      The registrant filed a Form 8-K Current Report dated June 25, 1997, followed by amendment No. 1 thereto on Form 8-K/A Current Report dated July 11, 1997, in connection with the proposed acquisition by Zenith Insurance Company of certain assets of RISCORP, Inc.

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

                                  ZENITH NATIONAL INSURANCE CORP.
                                                       Registrant





Date: August 14, 1997        /s/  Stanley R. Zax
                             --------------------------------------------
                             Stanley R. Zax, Chairman of the Board
                             & President (Principal Executive Officer)




Date: August 14, 1997        /s/  Fredricka Taubitz
                             --------------------------------------------
                             Fredricka Taubitz, Executive Vice President
                             & Chief Financial Officer
                             (Principal Accounting Officer)