Form 10-Q/A
period 1997-06-30
ZENITH NATIONAL INSURANCE CORP
filed 1997-08-29
CIK 109261

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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

                                   EXPLANATORY NOTE

On August 14, 1997, Zenith National Insurance Corp. filed its Quarterly Report on Form 10-Q for the period ending June 30, 1997 (Second Quarter Form 10-Q) with the Securities and Exchange Commission (the "Commission").

Zenith National Insurance Corp. is filing this Form 10-Q/A with the Commission as amendment number 1 to the Second Quarter Form 10-Q to correct a typographical error that appears on page 2 in the Liabilities section of the Consolidated Balance Sheet. The amounts reported as "Senior notes payable, less unamortized issue costs of $586 & $647" should have been reported as "Payable to banks and other notes payable" and the amounts reported as "Payable to banks and other notes payable" should have been reported as "Senior notes payable, less unamoritized issue costs of $586 & $647". The remainder of the Second Quarter Form 10-Q is unchanged by this Form 10-Q/A.

                          PART I   FINANCIAL INFORMATION
                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET (UNAUDITED)

ITEM 1:
Dollars and Shares in Thousands


ASSETS                                                                                 JUN. 30, 1997  DEC. 31, 1996

Investments
  Fixed maturities:
   At amortized cost (fair value $50,717 & $53,113)                                     $   50,668    $   53,353
   At fair value (cost $610,975 & $608,756)                                                607,050       605,630
  Floating rate preferred stocks, at fair value (cost $14,614)                              14,352        14,071
  Convertible and non-redeemable preferred stocks, at fair value
    (cost $750)                                                                                759           784
  Common stocks, at fair value (cost $11,513 & $18,030)                                     16,572        22,771
  Short-term investments (at cost, which approximates fair value)                          122,392       106,712
  Other investments                                                                         45,045        49,478
                                                                                        -----------   ------------
       TOTAL INVESTMENTS                                                                   856,838       852,799
Cash                                                                                        10,968        12,125
Accrued investment income                                                                   11,352        10,973
Premiums receivable                                                                         89,389        80,545
Receivable from reinsurers,state trust funds, and prepaid reinsurance premiums             108,563       104,748
Deposits receivable                                                                         12,710        14,776
Federal income taxes                                                                        22,198        29,939
Deferred policy acquisition costs                                                           21,778        20,752
Properties and equipment, less accumulated depreciation                                     56,359        49,179
Other assets                                                                                64,306        66,888
                                                                                        -----------   ------------
       TOTAL ASSETS                                                                     $1,254,461    $1,242,724
                                                                                        -----------   ------------
                                                                                        -----------   ------------
LIABILITIES
Policy liabilities and accruals
  Unpaid losses and loss expenses                                                       $  627,431    $  620,078
  Unearned premiums                                                                        135,017       127,209
Policyholders' dividends accrued                                                             4,950         7,670
Other policyholder funds                                                                     6,288         9,109
Reserves on loss portfolio transfers                                                        12,231         8,359
Payable to banks and other notes payable                                                    13,133        14,508
Senior notes payable, less unamortized issue costs of $586 & $647                           74,414        74,353
Other liabilities                                                                           35,470        43,935
                                                                                        -----------   ------------
       TOTAL LIABILITIES                                                                   908,934       905,221
                                                                                        -----------   ------------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1997 and 1996
Common stock, $1 par - shares authorized 50,000; issued 24,542,
  outstanding 17,688, 1997; issued 24,447, outstanding 17,604, 1996                         24,542        24,447
Additional paid-in capital                                                                 260,841       258,875
Retained earnings                                                                          181,842       175,684
Net unrealized appreciation on investments, net of deferred
  tax expense of $332 & $284                                                                   618           528
                                                                                        -----------   ------------
                                                                                           467,843       459,534
Less treasury stock at cost (6,854 shares 1997 & 6,843 shares 1996)                       (122,316)     (122,031)
                                                                                        -----------   ------------
       TOTAL STOCKHOLDERS' EQUITY                                                          345,527       337,503
                                                                                        -----------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,254,461    $1,242,724
                                                                                        -----------   ------------
                                                                                        -----------   ------------

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

[10.1] Interim Reinsurance Agreement by and among Zenith Insurance Company, RISCORP Insurance Company and RISCORP Property & Casualty Insurance Company dated as June 18, 1997, together with (1) related Trust Agreement by and among RISCORP Insurance Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto), and
         (2) related Trust Agreement by and among RISCORP Property & Casualty Insurance Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto). (Previously filed with Second Quarter Form 10-Q; not included herewith)

[10.2] Revolving Note dated July 1, 1997, from Zenith National Insurance Corp. to City National Bank. (Previously filed with Second Quarter Form 10-Q; not included herewith)

[10.3] Credit Agreement dated as of July 24, 1997 between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association, together with Tranche A and Tranche B Promissory Notes referenced therein. (Previously filed with Second Quarter Form 10-Q; not included herewith)

[11]     Statement re: computation of per share earnings. Part I, Item 1,
         Note 1 of the consolidated financial statements is incorporated herein by reference.

[27] Financial Data Schedule (Previously filed with Second Quarter Form 10-Q; not included herewith)

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

                                  ZENITH NATIONAL INSURANCE CORP.
                                                       Registrant



Date: August 29, 1997        /s/  Fredricka Taubitz
                             --------------------------------------------
                             Fredricka Taubitz, Executive Vice President
                             & Chief Financial Officer
                             (Principal Accounting Officer)