Form 10-Q
period 1997-09-30
ZENITH NATIONAL INSURANCE CORP
filed 1997-11-13
CIK 109261

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1997

                                          OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                    For the transition period  from _____ to _____

                            Commission File Number 1-9627

                           ZENITH NATIONAL INSURANCE CORP.
                [Exact name of registrant as specified in its charter]

          Delaware                                        95-2702776
  [State or other jurisdiction of                      [I.R.S. Employer
   incorporation or organization]                       Identification No.]

21255 Califa Street, Woodland Hills, California             91367-5021
   [Address of principal executive offices]                 [Zip Code]

                                   (818)  713-1000
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

                                   Yes  [ X ]          No  [    ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $1 par value per share, outstanding as of close of business on
October 31, 1997:    17,789,000 excluding 6,854,000 shares of treasury stock.

                           PART I    FINANCIAL INFORMATION

                                    ITEM 1

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------------
                                                                                   September 30,    December 31,
(In thousands, except per share data)                                                   1997            1996
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)
Investments
  Fixed maturities:
   At amortized cost (fair value $49,700 in 1997 and $53,113 in 1996)               $   48,962     $   53,353
   At fair value (cost $581,099 in 1997 and $608,756 in 1996)                          584,693        605,630
  Floating rate preferred stocks, at fair value (cost $14,614 in 1997 and 1996)         14,653         14,071
  Convertible and non-redeemable preferred stocks, at fair value
   (cost $2,515 in 1997 and $750 in 1996)                                                2,525            784
  Common stocks, at fair value (cost $12,055 in 1997 and $18,030 in 1996)               17,021         22,771
  Short-term investments (at cost, which approximates fair value)                      153,839        106,712
  Other investments                                                                     50,458         49,478
                                                                                    ----------     ----------
    TOTAL INVESTMENTS                                                                  872,151        852,799
Cash                                                                                    12,315         12,125
Accrued investment income                                                               12,233         10,973
Premiums receivable                                                                     84,396         80,545
Receivable from reinsurers, state trust funds, and
  prepaid reinsurance premiums                                                         102,927        104,748
Deposit receivable                                                                      12,710         14,776
Federal income taxes                                                                    17,823         29,939
Deferred policy acquisition costs                                                       22,129         20,752
Properties and equipment, less accumulated depreciation                                 55,462         49,179
Other assets                                                                            74,454         66,888
                                                                                    ----------     ----------
  TOTAL ASSETS                                                                      $1,266,600     $1,242,724
                                                                                    ----------     ----------
                                                                                    ----------     ----------
LIABILITIES
Policy liabilities and accruals
  Unpaid losses and loss expenses                                                   $  619,396     $  620,078
  Unearned premiums                                                                    138,349        127,209
Policyholders' dividends accrued                                                         5,730          7,670
Other policyholder funds                                                                 6,402          9,109
Reserves on loss portfolio transfers                                                    11,531          8,359
Payable to banks and other notes payable                                                13,995         14,508
Senior notes payable, less unamortized issue costs
  of $556 in 1997 and $647 in 1996                                                      74,444         74,353
Other liabilities                                                                       36,892         43,935
                                                                                    ----------     ----------
  TOTAL LIABILITIES                                                                    906,739        905,221
                                                                                    ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding,
  none in 1997 and 1996                                                                   --             --
Common stock, $1 par - shares authorized 50,000; issued 24,627,
  outstanding 17,773 in 1997; issued 24,447, outstanding 17,604 in 1996                 24,627         24,447
Additional paid-in capital                                                             262,984        258,875
Retained earnings                                                                      185,409        175,684
Net unrealized appreciation on investments, net of deferred
  tax expense of $4,929 in 1997 and $284 in 1996                                         9,157            528
                                                                                    ----------     ----------
                                                                                       482,177        459,534
Less treasury stock at cost (6,854 shares in 1997 and 6,843 shares in 1996)           (122,316)      (122,031)
                                                                                    ----------     ----------
  TOTAL STOCKHOLDERS' EQUITY                                                           359,861        337,503
                                                                                    ----------     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $1,266,600     $1,242,724
                                                                                    ----------     ----------
                                                                                    ----------     ----------
The accompanying notes are an integral part of this statement.

                                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                         Three months ended              Nine months ended
                                                            September 30,                  September 30,
(In thousands, except per share data)                   1997            1996            1997           1996
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES:
Net premiums earned                                   $  120,475     $  112,492     $  368,669     $  332,984
Net investment income                                     13,272         12,574         39,126         37,464
Realized gains on investments                              1,861            178          5,733          8,228
Real estate sales                                         11,480         11,822         32,617         26,617
                                                      ----------     ----------     ----------     ----------
  Total revenues                                         147,088        137,066        446,145        405,293

EXPENSES:
Losses and loss expenses incurred                         81,104         77,928        258,051        225,772
Policy acquisition costs                                  22,834         20,441         69,196         62,692
Other underwriting and operating expenses                 17,902         11,985         49,088         37,358
Policyholders' dividends and participation                   533          1,007             --          1,882
Real estate construction and operating costs              11,225         11,071         31,424         25,054
Interest expense                                             980            888          2,932          3,724
                                                      ----------     ----------     ----------     ----------
  Total expenses                                         134,578        123,320        410,691        356,482
Income before federal income tax                          12,510         13,746         35,454         48,811
Federal income tax expense                                 4,510          4,646         12,454         16,611
                                                      ----------     ----------     ----------     ----------
NET INCOME                                            $    8,000     $    9,100     $   23,000     $   32,200
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------
EARNINGS PER SHARE:
Net income per common share                           $     0.44     $     0.51     $     1.28     $     1.81
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------


The accompanying notes are an integral part of this statement.

                           ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
                                                                            September 30,
(In thousands)                                                           1997           1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Premiums collected                                                 $  393,281     $  354,233
  Investment income received                                             37,612         35,031
  Proceeds from sales of real estate                                     32,617         26,617
  Losses and loss expenses paid                                        (256,326)      (240,167)
  Underwriting and other operating expenses paid                       (121,470)       (95,031)
  Real estate construction costs paid                                   (36,612)       (41,395)
  Reinsurance premiums paid                                             (20,964)       (17,847)
  Dividends paid to policyholders                                          (329)        (2,869)
  Interest paid                                                          (3,185)        (4,121)
  Income taxes paid                                                      (4,497)       (18,009)
                                                                     -----------    -----------
    Net cash provided by (used in) operating activities,
       excluding cash from trading portfolio                             20,127         (3,558)
  Net cash from sales of trading portfolio investments                    1,416          7,050
                                                                     -----------    -----------
    Net cash provided by operating activities,
  including cash from trading portfolio                                  21,543          3,492

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Fixed maturities Held-to-Maturity                                      --           (5,342)
    Investment securities Available-for-Sale                            (61,985)      (301,647)
    Other investments                                                    (4,146)        (2,482)
  Proceeds from maturities and exchanges of investments:
    Fixed maturities Held-to-Maturity                                     4,290          7,440
    Investment securities Available-for-Sale                             22,204        116,624
    Other investments                                                     3,452           --
  Proceeds from sales of investments:
    Investment securities Available-for-Sale                             74,454        261,045
    Other investments                                                     5,295          3,065
  Capital and other expenditures                                        (11,988)        (6,101)
  Cash received from portfolio transfers                                  4,648           --
  Losses paid on portfolio transfers                                     (1,476)          --
  Net change in short-term investments                                  (45,800)       (59,762)
                                                                     -----------    -----------
    Net cash provided by (used in) investing activities                 (11,052)        12,840

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash advanced from bank construction loans                             29,751         18,043
  Cash repaid on bank construction loans                                (30,411)       (14,672)
  Cash dividends paid to common stockholders                            (13,275)       (13,207)
  Proceeds from exercise of stock options                                 3,919          1,990
  Purchase of treasury shares                                              (285)        (7,404)
                                                                     -----------    -----------
    Net cash used in financing activities                               (10,301)       (15,250)
                                                                     -----------    -----------
  Net increase in cash                                                      190          1,082
  Cash at beginning of period                                            12,125          6,919
                                                                     -----------    -----------
  Cash at end of period                                              $    12,315    $    8,001
                                                                     -----------    -----------
                                                                     -----------    -----------
   (continued)


                      ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)


-----------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
                                                                            September 30,
(In thousands)                                                           1997           1996
-----------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS
  FROM OPERATING ACTIVITIES:

Net Income                                                            $  23,000      $  32,200

Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                           4,391          2,256
  Realized gains on investments                                          (5,733)        (8,228)
  Net cash from trading portfolio                                         1,416          7,050
Decrease (Increase) in:
  Accrued investment income                                              (1,260)          (223)
  Premiums receivable                                                    (3,851)        (7,802)
  Receivable from reinsurers, state trust funds, and
    prepaid reinsurance premiums                                          1,821          2,592
  Deposit receivable                                                      2,066           --
  Federal income taxes                                                    7,967         (1,399)
  Deferred policy acquisition costs                                      (1,377)        (1,531)
  Real estate construction in progress                                   (7,045)       (19,378)
Increase (Decrease) in:
  Unpaid losses and loss expenses                                          (682)       (14,869)
  Unearned premiums                                                      11,140         15,219
  Policyholders' dividends accrued                                       (1,940)        (2,885)
  Other policyholder funds                                               (2,707)        (4,005)
  Other                                                                  (5,663)         4,495
                                                                      ----------      ---------
  Net cash provided by operating activities                           $  21,543       $  3,492
                                                                      ----------      ---------
                                                                      ----------      ---------




  The accompanying notes are an integral part of this statement.

                           ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)



---------------------------------------------------------------------------------------------------------
NOTE 1.     COMPUTATION OF EARNINGS PER SHARE (EPS)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
(In thousands, except per share data)                  1997           1996           1997           1996
---------------------------------------------------------------------------------------------------------

(A)    Net income                                    $8,000         $9,100        $23,000        $32,200
       --------------------------------------------------------------------------------------------------
(B)    Number of shares used in
       calculating primary EPS:

       Weighted average outstanding
         shares during the period                    17,726         17,555         17,687         17,595
       Additional common shares
         issuable under employee
         stock option plan using the
         treasury stock method (1)                      295            341            260            224
       -------------------------------------------------------------------------------------------------
                                                     18,021         17,896         17,947         17,819
       -------------------------------------------------------------------------------------------------

(A)/(B) Primary EPS                                   $0.44        $  0.51          $1.28        $  1.81
       -------------------------------------------------------------------------------------------------

(C)    Number of shares used in
       calculating fully diluted EPS:

       Weighted average outstanding
         shares during the period                    17,726         17,555         17,687         17,595
       Additional common shares
         issuable under employee
         stock option plan using the
         treasury stock method (2)                      352            341            295            263
       -------------------------------------------------------------------------------------------------
                                                     18,078         17,896         17,982         17,858
       -------------------------------------------------------------------------------------------------
(A)/(C) Fully diluted EPS                             $0.44        $  0.51          $1.28        $  1.80
       -------------------------------------------------------------------------------------------------


(1)    Based on the average market price during the period.
(2) Based on the higher of the average market price or price at the end of each period.

                 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Note 2.     Disposition of Investment in Delta Life Insurance Corporation

In the third quarter of 1997, Zenith agreed to sell its investment in Delta Life Insurance Corporation (Delta Life). The Chairman, President, and Chief Executive Officer of Delta Life is also a Director of Zenith. Based on the pending sale, the carrying value of this investment as of September 30, 1997 has been adjusted to reflect the current fair value as indicated by the sales price with the result that stockholders' equity has been increased by $3.5 million, net of deferred tax expense. In October 1997, the sale was settled and Zenith received $17.9 million in cash and recognized $5.4 million pre-tax realized gain which will be included in the fourth quarter results.

Note 3.     Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997, including interim periods. Zenith will adopt the provisions of SFAS 128 in the consolidated financial statements as of December 31, 1997. SFAS 128 requires dual presentation of newly defined basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 eliminates the presentation of primary EPS and replaces it with basic EPS. Basic EPS differs from primary EPS because common stock equivalents are not considered in computing basic EPS. Fully diluted EPS will be replaced with diluted EPS. Diluted EPS is similar to fully diluted EPS, except in determining the number of dilutive shares outstanding for options and warrants and the proceeds that would be received upon the conversion of all dilutive options and warrants, net of any tax benefits, are assumed to be used to repurchase the company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used.
 If SFAS 128 had been in effect, Zenith would have reported the following EPS for the three and nine months ended September 30, 1997 and 1996:


---------------------------------------------------------------
                     Three months ended   Nine months ended
                       September 30,         September 30,
                      1997       1996       1997      1996
---------------------------------------------------------------
Basic EPS            $0.45      $0.52      $1.30      $1.83

Diluted EPS           0.45       0.51       1.29       1.81

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

--------------------------------------------------------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997, including interim periods.
SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Zenith has not determined the presentation impact of SFAS 130.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for periods beginning after December 15, 1997, including interim periods. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Zenith has not determined the impact of SFAS 131.

Note 4.     Proposed Acquisition

On June 17, 1997, Zenith announced that its wholly-owned subsidiary, Zenith Insurance Company ("Zenith Insurance"), had entered into an agreement with RISCORP, Inc. ("RISCORP") to purchase all of the assets of RISCORP related to its workers' compensation business, including RISCORP's existing in-force business, as well as the right to all new and renewal policies. Zenith Insurance will also purchase RISCORP's "First Call" managed care workers' compensation system. After the transaction closes, RISCORP will no longer engage in the workers' compensation or managed care businesses. In connection with the transaction, Zenith Insurance will assume certain liabilities related to RISCORP's insurance businesses, including $15 million in indebtedness of RISCORP. The purchase price, which will be in cash, will be the difference between the book value of the assets purchased and the book value of the liabilities assumed by Zenith Insurance on the closing date, subject to a minimum purchase price of $35 million. Zenith intends to fund the closing of this transaction with bank financing and internal funds.

Effective June 18, 1997, Zenith Insurance entered into a reinsurance agreement with RISCORP. Under the reinsurance agreement, Zenith Insurance has reinsured all of RISCORP's liabilities on or after June 18, 1997 in respect of new, renewal, and in-force Florida workers' compensation policies in the event RISCORP is declared insolvent under applicable insurance law pursuant to court order. RISCORP has assigned to Zenith Insurance its right to receive certain payments from other reinsurers in respect of the business Zenith Insurance has reinsured. In addition, RISCORP has established a trust account of approximately $50 million to reimburse Zenith Insurance for any

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

--------------------------------------------------------------------------------

amounts paid under the reinsurance agreement. Although there can be no assurance that such amount ultimately would be sufficient to reimburse Zenith fully for such payments, Zenith believes that any contingent liability under this agreement as of September 30, 1997 would not be material.

The closing of the purchase of RISCORP's assets and liabilities is subject to several conditions, including the review and approval by appropriate state and federal regulatory agencies and by RISCORP's shareholders. The agreement has been approved by the Boards of Directors of Zenith, Zenith Insurance, and RISCORP. It cannot be predicted at this time when or whether the closing will occur.

Note 5.     Contingencies

The following updates contingencies set forth in Note 8 of Zenith's consolidated financial statements as of December 31, 1996.

Florida has created a State Disability Trust Fund ("SDTF") and assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Assessments, based upon premiums written, have been inadequate to completely fund the obligations of SDTF. Zenith expects future political changes, the nature of which cannot be determined at this time, to affect SDTF. Zenith has recorded a receivable from SDTF as of September 30, 1997 based upon specific claims identified by Associated General Commerce-Self Insurers' Trust Fund ("AGC-SIF") and its historical recovery experience, the recoverability of which is dependent upon such political changes, if any. Zenith has not recorded a liability for any future assessments from SDTF.

In July 1995, Zenith's new workers' compensation computer system became operational. In addition to enhancing data processing, the new system is designed, among other things, to improve workflow in the workers' compensation claims handling process. Management observed certain unusual claim reserving trends and patterns in 1995, 1996, and 1997, possibly related to disruption of normal workflows due to implementation of the new system. Workflows in the future may continue to be impacted as training and optimization of the new system continue. Management believes that its estimate of liabilities for unpaid workers' compensation losses and loss adjustment expenses (amounting to $409.4 million of the total reserves for unpaid losses and loss adjustment expenses of $619.4 million) at September 30, 1997 included in these consolidated financial statements is adequate. However, subsequent re-interpretation of currently available data or any new information that becomes available may change the estimate of such liabilities in future periods and such changes, if any, will be reflected in the consolidated financial statements of the period in which they occur.

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



                                        ITEM 2

           Management's Discussion and Analysis of Financial Condition and
                                Results of Operations


OVERVIEW

Zenith's principal source of consolidated earnings is the income, including investment income, from operations of its property and casualty insurance business. The comparative results of operations are set forth in the table below, followed by a discussion of significant changes.


--------------------------------------------------------------------------------
                                  Three months ended       Nine months ended
                                     September 30,           September 30,
(In thousands)                      1997       1996       1997          1996
--------------------------------------------------------------------------------

Investment income, after-tax        $8,799      $8,400     $25,941     $24,952
Realized gains on
  investments, after-tax             1,209         115       3,726       5,348
--------------------------------------------------------------------------------
Sub-total                           10,008       8,515      29,667      30,300
--------------------------------------------------------------------------------

Property-casualty underwriting, after-tax:
   Income (loss) excluding
      catastrophes                    (677)      1,176      (2,606)      4,640
   Catastrophe losses                  (65)       --          (975)        --
--------------------------------------------------------------------------------
Property-casualty underwriting
   income (loss)                      (742)      1,176      (3,581)      4,640
--------------------------------------------------------------------------------

Income from real estate
   operations, after-tax               165         488         764       1,026
Interest expense, after-tax           (637)       (578)     (1,906)     (2,421)
Parent expenses, after-tax            (794)       (501)     (1,944)     (1,345)
--------------------------------------------------------------------------------
Net income                          $8,000      $9,100     $23,000     $32,200
--------------------------------------------------------------------------------

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Premiums earned, underwriting results and combined ratios before tax for the three and nine months ended September 30, 1997 and 1996 are as follows:




                                                           Three months ended                       Nine months ended
                                                              September 30,                            September 30,
(Dollars in thousands)                               1997         1996         Change        1997           1996       Change
------------------------------------------------------------------------------------------------------------------------------
Premiums earned
  Workers' compensation
    California                                    $  31,283      $  35,451      (12%)      $100,520       $109,137       (8%)
    Outside California                               27,475         15,879       73%         81,861         43,092       90%
                                                  ------------------------                 -----------------------
  Total workers' compensation                        58,758         51,330       14%        182,381        152,229       20%
  Other property/casualty                            53,273         51,751        3%        160,748        151,740        6%
  Reinsurance                                         8,444          9,411      (10%)        25,540         29,015      (12%)
                                                  ------------------------                 -----------------------
Total                                              $120,475       $112,492        7%       $368,669       $332,984       11%
                                                  ------------------------                 -----------------------
                                                  ------------------------                 -----------------------

Underwriting income (loss) before taxes
  Workers' compensation                              (6,245)        (3,830)                 (19,003)        (9,462)
  Other property/casualty                             2,246          2,806                    4,882          7,508
  Reinsurance                                         3,004          2,925                    9,005          9,303
                                                  ------------------------                 -----------------------
Total                                               $  (995)      $  1,901                $  (5,116)     $  7,349
                                                  ------------------------                 -----------------------
                                                  ------------------------                 -----------------------

Combined loss and expense ratios
  Workers' compensation
    Losses and loss expenses                           75.7%          73.0%                    77.3%          72.1%
    Underwriting expenses                              34.0           32.5                     33.1           32.9
    Dividends to policyholders                          0.9            2.0                                     1.2
                                                  ------------------------                 -----------------------
     Combined ratio                                   110.6%         107.5%                   110.4%         106.2%

Other property/casualty
  Losses and loss expenses                             63.5%          68.5%                    65.9%          66.5%
  Underwriting expenses                                32.3           26.1                     31.1           28.6
                                                  ------------------------                 -----------------------
   Combined ratio                                      95.8%          94.6%                    97.0%          95.1%

Reinsurance
  Losses and loss expenses                             33.3%          53.2%                    43.9%          52.6%
  Underwriting expenses                                31.1           15.7                     20.9           15.3

   Combined ratio                                      64.4%          68.9%                    64.8%          67.9%

Total property/casualty
  Losses and loss expenses                             67.3%          69.3%                    70.0%          67.8%
  Underwriting expenses                                33.1           28.1                     31.4           29.4
  Dividends to policyholders                            0.4            0.9                                     0.6
                                                  ------------------------                 -----------------------
   Combined ratio                                     100.8%          98.3%                   101.4%          97.8%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


Underwriting results declined in the three and nine months ended
September 30, 1997 compared to the corresponding periods in 1996 principally because of the continued decline in workers' compensation profitability. This decline in workers' compensation profitability is due to adverse development of prior year losses and loss expenses in the three and nine months ended September 30, 1997 and declining California premium volume not offset by expense savings.

Workers' compensation premium growth is primarily due to the merger of Zenith Insurance with AGC-SIF, effective December 31, 1996. Management expects that workers' compensation premiums generated outside of California will increase further in future periods if the acquisition of RISCORP's insurance net assets as discussed in Note 4 to the accompanying unaudited consolidated financial statements is consummated.

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

Other property/casualty premium volume for the three and nine months ended September 30, 1997 is consistent with those of the same 1996 periods. Underwriting results declined primarily due to the expenses related to the investment in technology during 1997 to upgrade the computer systems. In addition, the nine months ended September 30, 1997 includes losses from severe weather damage in California, which amounted to $1.5 million, before tax.

Reinsurance premiums earned declined in the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996 due primarily to selected non-renewal of certain reinsurance treaties and softening of property catastrophe rates. The decrease in losses and loss expenses for Reinsurance is primarily due to favorable development for certain treaties, partially offset by contingent profit commission paid as a result of such favorable development.

INVESTMENTS

Fluctuations in interest rates continue to impact the market value of fixed maturity securities classified as Available-for-Sale. At September 30, 1997, the unrealized appreciation on such fixed maturities was $3.6 million, before deferred taxes, compared to an unrealized depreciation of $3.0 million, before deferred taxes, at December 31, 1996. This change resulted in an increase in stockholders' equity of $4.3 million, after deferred taxes, between December 31, 1996 and September 30, 1997. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market.

Investment income increased in the three and nine months ended
September 30, 1997 compared to the corresponding periods in 1996 principally due to the increase in invested assets for Zenith Insurance associated with its merger with AGC-SIF.

The yields on invested assets, which vary with the general level of interest rates, were as follows:

--------------------------------------------------------------------------------
                                    Three months ended   Nine months ended
                                       September 30,       September 30,
                                      1997      1996      1997       1996
--------------------------------------------------------------------------------
Investment yield, before tax          6.0%      6.1%      5.9%       6.0%
Investment yield, after tax           4.0       4.1       3.9        4.0
--------------------------------------------------------------------------------

Bonds with investment grade rating represented 98% and 97% of the consolidated carrying values of fixed maturities at September 30, 1997 and December 31, 1996, respectively. The average maturity of the investment portfolio was 4.9 years at September 30, 1997 and 5.1 years at December 31, 1996.

The change in the carrying value of Zenith's consolidated investment portfolio during the nine months ended September 30, 1997 is as follows:

(In thousands)
--------------------------------------------------------------------------------
Carrying value at December 31, 1996                                  $852,799
Purchases at cost                                                      66,131
Maturities and exchanges of investments                               (29,946)
Proceeds from sales of investments                                    (81,165)
Realized gains from maturities and exchanges of investments:
     Available-for-Sale                                        723
Realized gains from sales of investments:
     Available-for-Sale                                      3,829
     Trading portfolio                                         223
     Other investments                                         958
                                                             -----
          Total realized gains on investments                           5,733

Unrealized gains on investments                                        13,277
Increase in short-term investments                                     47,127
Net amortization of bonds and preferred stocks
     and other changes                                                 (1,805)
--------------------------------------------------------------------------------
Carrying value at September 30, 1997                                 $872,151
--------------------------------------------------------------------------------

LIQUIDITY

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows; and available lines of credit to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

Currently, Zenith has three revolving lines of credit in place. These lines provide Zenith with $100 million of revolving credit, which is currently available, along with internal funds, to fund the closing of the proposed acquisition of certain assets and liabilities from RISCORP. The closing date and ultimate purchase price cannot be determined at this time, although the purchase agreement calls for a minimum purchase price of $35 million.

The increase in net cash flows from operations for the nine months ended September 30, 1997 compared to the same period last year is due primarily to additional premiums collected in the workers' compensation operations that resulted from the merger of Zenith Insurance and AGC-SIF effective on December 31, 1996.

On September 4, 1997, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share on the outstanding shares, payable on November 14, 1997 to stockholders of record at the close of business on October 31, 1997.

PROPOSED CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

The National Association of Insurance Commissioners is in the process of codifying statutory accounting principles to provide a comprehensive basis of statutory accounting and reporting for use by insurance departments, insurers, and auditors. The codified principles have not yet been finalized, and approval is currently not expected until early 1998, with an anticipated effective date of January 1, 1999. Implementation of the codified statutory accounting principles may affect the surplus level and the capitalization requirement of Zenith's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of this codification.

RECENTLY ISSUED ACCOUNTING STANDARDS

As discussed in Note 3 of the accompanying notes to the consolidated financial statements, the FASB issued various Statements of Financial Accounting Standards ("SFAS") during the nine months ended September 30, 1997.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997, including interim periods. Zenith will adopt the provisions of SFAS 128 in the consolidated financial statements as of December 31, 1997. SFAS 128 requires dual presentation of newly defined basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997, including interim periods. SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. Zenith has not determined the presentation impact of SFAS 130.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for periods beginning after December 15, 1997, including interim periods. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Zenith has not determined the impact of SFAS 131.

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this Report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition; (2) adverse state and federal legislation and regulation:(3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms, and wind and hail losses; and (8) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

                                        ITEM 6

                           Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------

(a) Exhibits

3.1 Certificate of Incorporation of Zenith as in effect immediately prior to November 22, 1985. (Incorporated herein by reference to Exhibit 3 to Zenith's amendment of Form 8, date of amendment October 10, 1985, to Zenith's Current Report on Form 8-K, date of report July 26, 1985.)

       Certificate of Amendment to Certificate of Incorporation of Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, date of report November 22, 1985.)

3.2 By-laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.5 Modification of Note dated October 10, 1997 modifying the original Revolving Note dated July 1, 1997 between Zenith National Insurance Corp. and City National Bank . (The original Revolving Note is incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q, followed by amendment No. 1 thereto on Quarterly Report on Form 10-Q/A, for the quarterly period ended June 30, 1997.)

11 Statement re computation of per share earnings. Part 1, Item 1, Note 1 of the consolidated financial statements is incorporated herein by reference.

27     Financial data schedule


(b)    Reports on Form 8-K

       No Reports on Form 8-K were filed by the Registrant for the quarter ended September 30, 1997.

                           ZENITH NATIONAL INSURANCE CORP.

                                      Signatures

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             ZENITH NATIONAL INSURANCE CORP.
                                                  Registrant


Date:  November 13, 1997     /S/  STANLEY R. ZAX
                             ------------------------------------------
                             Stanley R. Zax
                             Chairman of the Board and President
                             (Principal Executive Officer)


Date:  November 13, 1997     /S/  FREDRICKA TAUBITZ
                             ------------------------------------------
                             Fredricka Taubitz
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Accounting Officer)