Form 10-K
period 1997-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1998-03-20
CIK 109261

                                                                      THE ZENITH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

        [ ]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

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

                                      None
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 9, 1998 was approximately $248,495,000 (based on the closing sale price of such stock on such date).

    At March 9, 1998, 16,981,000 shares of Common Stock were outstanding, net of 7,792,000 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1997 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 1998 Annual Meeting of Stockholders -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS
  GENERAL

    Zenith National Insurance Corp. ("Zenith"), a Delaware corporation incorporated in 1971, is a holding company. Zenith is engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), CalFarm Insurance Company ("CalFarm Insurance"), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star"), in the property-casualty insurance business. The average combined ratio (as defined below) for the 10 years ended December 31, 1997 of Zenith's property-casualty operations was 100.9%. In 1993, Zenith commenced real estate operations, developing private residences for sale in Las Vegas, Nevada, through its wholly-owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt"). In 1995, Zenith sold its wholly-owned subsidiary, CalFarm Life Insurance Company ("CalFarm Life"), to a subsidiary of SunAmerica Inc. for approximately $120 million in cash, with Zenith retaining the group health insurance business previously written by CalFarm Life. Net income in 1995 includes a loss of $19.5 million associated with the sale of CalFarm Life. On December 31, 1996, Zenith completed the acquisition of Associated General Commerce Self-Insurers' Trust Fund ("AGC-SIF"), a Florida workers' compensation self-insurers' fund by merging it with and into Zenith Insurance. On October 10, 1997, Zenith Insurance Company of Florida ("ZIC of Florida") was incorporated in Florida with a capitalization of $6 million. ZIC of Florida has no direct business, but has assumed business from Zenith Insurance. See "Reinsurance Ceded -- Pooling Agreement."

    On June 17, 1997, Zenith Insurance entered into an agreement with RISCORP, Inc. and certain of its subsidiaries (collectively "RISCORP") to purchase all of the assets of RISCORP related to its workers' compensation business and to assume certain liabilities related to RISCORP's insurance businesses. See "Pending RISCORP Acquisition" on page 31 of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements -- Note 14 -- "Acquisitions" on pages 54 and 55 of Zenith's 1997 Annual Report to Stockholders, which are hereby incorporated by reference.

    The 1997 edition of Best's Key Rating Guide ("Best's") assigns Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star, collectively, ratings of A+ (superior). Standard & Poor's Corporation ("S&P") has rated the claims-paying ability of Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star AA- (excellent). Best's ratings and S&P's ratings of claims-paying ability are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Zenith is currently under review by A.M. Best Company and Standard & Poor's.

    At December 31, 1997, Zenith and its subsidiaries had approximately 1,400 full-time employees.

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

Reserves or loss reserves     The balance sheet liability representing estimates
                              of amounts needed to pay reported and unreported
                              claims and related loss adjustment expenses.

Retrocession                  A reinsurance of reinsurance assumed.

Statutory accounting          Accounting practices prescribed or permitted by
 practices                    the states' departments of insurance. In general,
                              statutory accounting practices address
                              policyholder protection and solvency and are more
                              conservative in presentation of earnings, surplus
                              and assets than generally accepted accounting
                              principles.

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

DESCRIPTION OF THE BUSINESS

    Zenith and its subsidiaries conduct business principally in the property and casualty insurance industry. Property-casualty operations comprise Workers' Compensation (49% of 1997 consolidated net premiums earned); other property-casualty, principally automobile, homeowners, farmowners, commercial coverages and health insurance (44% of 1997 consolidated net premiums earned); and reinsurance (7% of 1997 consolidated net premiums earned). Results of such operations for the three years ended December 31, 1997 are set forth in the table on page 25 of Zenith's 1997 Annual Report to Stockholders, which table is hereby incorporated by reference. The earnings of Zenith's property-casualty operations are supplemented by the generation of investment income discussed under "Investments."

    Zenith also conducts real estate operations through a wholly-owned subsidiary that develops land and constructs private residences for sale in Las Vegas, Nevada. Zenith's business segments are described in Notes to Consolidated Financial Statements -- Note 17 -- "Segment Information" on pages 55 and 56 of Zenith's 1997 Annual Report to Stockholders, which note is hereby incorporated by reference.

  PROPERTY-CASUALTY -- WORKERS' COMPENSATION INSURANCE

    Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard workers' compensation policy issued by Zenith Insurance provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. Historically, Zenith's workers' compensation business was produced exclusively in California with minor incidental coverages out of state for its larger policyholders. In 1992, Zenith began workers' compensation operations in the Texas workers' compensation market. Since then, Zenith has further expanded its national workers' compensation operations. On December 31, 1996, Zenith completed the acquisition of AGC-SIF in Florida.

    Net premiums earned in 1997 by state are set forth in the table below:

(DOLLARS IN THOUSANDS)           1997 PREMIUMS EARNED        %
                                -----------------------  ---------
California....................     $         129,791          53.6%
Florida.......................                47,214          19.5
Texas.........................                28,045          11.6
Arkansas......................                12,377           5.1
Illinois......................                 9,844           4.1
Other.........................                14,793           6.1
                                -----------------------  ---------
                                   $         242,064         100.0%
                                -----------------------  ---------
                                -----------------------  ---------

    Premiums earned from Florida are expected to further increase upon closing of the pending RISCORP acquisition. See "General."

    According to A.M. Best, Zenith's five-year loss ratio of 45.1% through 1996 (latest available statistics) was the lowest loss ratio of the top 50 property-casualty insurers. These statistics are attributed to Zenith's managed care efforts, return-to-work strategies, safety and health, fraud and litigation efforts. During the past 10 years, the Zenith's workers' compensation combined ratio was 101.9%.

    Zenith Insurance is licensed to conduct business in 43 states and the District of Columbia. Zenith's goal is to be a specialist risk-oriented national workers' compensation insurer. National results for workers' compensation insurers in recent years have been favorable by recent historic standards, although the California workers' compensation market has been impacted by intense price competition and a decline in industry premium volume since 1995. Zenith's non-California underwriting results in 1997 were more favorable than its California results, and management intends to proceed with its national expansion. However, increased national competition is expected to follow from these favorable trends.

    Competition, regulation, rate adequacy and the feasibility of containing the elements of the cost of claims are among the key factors in determining the favorability of a given workers' compensation market. In California, workers' compensation legislation was enacted in 1993 which, together with private initiatives undertaken by Zenith and other insurers, produced significant improvements in a runaway claims cost environment. However, the California Insurance Commissioner reduced minimum rates on three separate occasions in 1993 and 1994 in response to such improvements. Rates in California were deregulated effective January 1, 1995. Insurance companies now file and use their own, actuarially determined rates for workers' compensation insurance in California. Companies must file such rates with the California Department of Insurance, but the use of scheduled rating credits allow companies considerable flexibility in determining the amount of premium to be charged to a policyholder or potential policyholder. The future profitability of Zenith's workers' compensation operation will be dependent upon its ability to compete in an open rating environment in California, the success of Zenith's geographic expansion outside of California, the economic outlook for area in which Zenith operates, Zenith's continuing efforts to control medical and indemnity costs through return-to-work and managed care strategies and the ability to keep operating expenses in line with premium volume. At present, competition is intense and Zenith is focused on returning the workers' compensation operation to profitability and achieving the overall goal of a combined ratio of 100% or lower.

    Generally, premiums for workers' compensation insurance policies are a function of the applicable premium rate, which includes the insured employer's experience modification factor (where applicable) and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Additional policy features may be added to enhance the outcome for the policyholder in the event of favorable claims experience. Predominant among such features has been, historically, the participating policy in which a dividend has been paid after policy expiration. With the advent of open rating in California and an emphasis on, among other things, overall pricing at inception, dividends became insignificant as an element in workers' compensation insurance in California.

    Zenith continued to market its integrated workers' compensation, health and disability insurance products in California and Arkansas through alliances with selected health insurers, health maintenance organizations and UNUM Life Insurance Company of America, one of the nation's largest disability insurance companies. The policies are sold on an integrated basis in

California and Arkansas under the name "SinglePoint." SinglePoint did not have a significant impact on the 1997 operations of Zenith.

  PROPERTY-CASUALTY -- OTHER

    Zenith, through CalFarm Insurance, offers a comprehensive line of property and casualty insurance, including automobile, farmowners, commercial multiple peril packages and homeowners coverage, primarily in California. Additionally, CalFarm Insurance has assumed the group health insurance business that was previously written by CalFarm Life. Automobile insurance includes coverage for automobile bodily injury, property damage and physical damage. Automobile bodily injury and property damage insurance provide coverage for third party liability, bodily injury and property damage arising from the ownership, maintenance or use of an automobile. Automobile physical damage coverage insures against physical loss of the insured's own vehicle. Farmowners and homeowners insurance includes coverage for direct physical damage to real and personal property, loss of personal property by theft and legal liability for injury to others and damage to property of others. Commercial multiple peril insures businesses against property damage and general liability. Health insurance premiums are written under a program sponsored by the California Farm Bureau Federation (the "Farm Bureau") which includes a preferred provider organization plan and a Medicare supplement product. For the 12 years since CalFarm was acquired by Zenith, the combined ratio of Zenith's Other Property-Casualty operation was 100.6%.

    Automobile insurance (both commercial and personal) is the largest line of CalFarm Insurance's business, representing 14% of Zenith's property and casualty premiums written in 1997. CalFarm Insurance insured approximately 19,300 personal automobiles and 64,200 commercial and farm vehicles in 1997. Farmowners business is the second largest line of CalFarm Insurance's business, representing approximately 11% of Zenith's property and casualty premiums written in 1997.

    Zenith's Other Property-Casualty operations are subject to the regulatory provisions of California Initiative Proposition 103 ("Proposition 103"). The principal effects of Proposition 103 on Zenith's Other Property-Casualty business are as follows: rates must be approved by the California Insurance Commissioner prior to use; rates on personal automobile policies must be offered to "good drivers" (as defined) at a discount of at least 20% from rates otherwise charged and an insurer cannot refuse to sell a "good driver" policy to a qualified applicant; personal automobile insurance policies cannot be cancelled or non-renewed except for non-payment of premium, fraud or material misrepresentation, or a substantial increase in hazard; and personal automobile insurance rates must be based on the following factors in decreasing order of importance: driving record, number of miles driven, number of years of driving experience, and other factors which may be adopted by the California Insurance Commissioner. New automobile rating factor regulations pertaining to the implementation of Proposition 103 were implemented during 1997 which further limit the impact of territorial rating on automobile insurance rates.

    In January 1997, the mandatory proof of insurance law and Proposition 213, which created the Personal Responsibility Act of 1996, became effective in California. Proposition 213 limits non-economic recoveries by uninsured motorists in motor vehicle accidents.

    The California Legislature passed legislation in September 1996 which created the California Earthquake Authority ("CEA"). The CEA became operational in December 1996 and is a privately financed, publicly managed state agency, which provides limited earthquake coverage throughout California. Participation in the CEA is voluntary and Zenith elected not to participate. Zenith will continue to offer broader earthquake coverages than are available through the CEA as long as private reinsurance is available and affordable. Zenith can elect to participate in the CEA at a later date subject to meeting the participation requirements at that time. During 1997, Zenith continued to write homeowners and associated earthquake exposures. Earthquake exposure is monitored through the use of earthquake modeling software and simulation techniques and through the use of industry experts. Catastrophe reinsurance is used to protect Zenith from excessive catastrophe losses. See "Reinsurance Ceded."

  PROPERTY-CASUALTY -- REINSURANCE ASSUMED

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

    An important element in the pricing of reinsurance is the supply of reinsurance capacity (i.e. capital) relative to demand. In recent years, new capital has been made available to provide world-wide reinsurance capacity. Most notably, such capital has been contributed by new companies in Bermuda and by contributions to Lloyd's syndicates by corporations with limited liability. Zenith has observed decreases in catastrophe reinsurance rates for 1998 and premium income in 1998 may be reduced compared to 1997. Since the inception of this operation in 1985, the combined ratio of Zenith's Reinsurance operation was 94.1%.

    On January 1, 1995, Zenith Insurance became a corporate underwriting member of Lloyd's through a 100% wholly-owned subsidiary, ZIC Lloyd's Underwriting Limited, which had committed funds to support the underwriting of a certain syndicate. During the fourth quarter of 1997, this subsidiary was sold at a profit.

  PARENT

    Zenith is a holding company owning directly or indirectly all of the capital stock of certain property and casualty insurance and insurance-related companies. In 1993, Zenith commenced a real estate operation through a newly-formed subsidiary, Perma-Bilt, for the purpose of developing, building and selling private residences in Las Vegas, Nevada. In 1997, Perma-Bilt closed and delivered 305 homes at an average selling price of $149,000, compared to 287 homes at an average selling price of $145,000, the prior year. Sales in 1997 were $45,419,000 and pre-tax income was $1,678,000 compared to sales of $41,554,000 and pre-tax income of $1,909,000 the previous year. Land acquired by Perma-Bilt at a cost of about $33,466,000 will support the construction and sale of an estimated 1,150 homes over the next several years and possibly some commercial and/or apartment development. Increased interest rates may impact the rate of home sales, but Zenith believes that the land it has acquired is strategically located and will have long-term value.

  YEAR 2000

    In the spring of 1996, Zenith began replacing and modifying its computer and business systems to be Year 2000 compliant. Zenith has established a central team to evaluate and implement the changes to computer systems, applications and business processes necessary to achieve Year 2000 conversion with no disruption to business operations. Even though Zenith has been communicating with third parties with whom it does business to assure that they are Year 2000 compliant, Zenith may be adversely impacted if such third parties do not address this issue successfully. Through December 31, 1997, Zenith has incurred about $2.5 million on the Year 2000 efforts and anticipates an additional $2.0 million will be incurred through 1999. All of the significant internal insurance computer systems, applications and business processes are expected to be fully compliant by the end of 1998.

    Management of RISCORP has informed Zenith that it is currently in the process of identifying and evaluating its computer and business systems with respect to Year 2000 issues. At this time, however, management of RISCORP has neither informed Zenith of the total cost of achieving Year 2000 compliance for its systems nor presented a plan for doing so. If the transaction closes, Zenith may be adversely impacted if substantial changes are required after the closing for RISCORP's computer and business systems to achieve Year 2000 compliance, and if such changes are not covered by indemnification rights contained in the purchase agreement.

LOSS AND LOSS EXPENSE RESERVES AND CLAIMS, AND LOSS DEVELOPMENTS

    Zenith's property and casualty insurance subsidiaries (the "P&C Companies") maintain reserves for the payment of losses and for the expenses of settling both reported and unreported claims that have been incurred under their insurance policies and reinsurance contracts. The amount of such reserves, as related to reported claims, is based upon periodic case-by-case evaluation and judgment by the P&C Companies' claims departments, with actuarial review. The estimate of unreported claims arising from accidents which have not yet been reported to the P&C Companies, commonly known in the industry as "incurred but not reported," is based upon the P&C Companies' experience and statistical information with respect to the probable number and nature of such claims. The P&C Companies monitor these factors and revise their reserves as they deem appropriate. Reserves are based on estimates, and no assurance can be given that the ultimate liability will not be more or less than such estimates.

    Reference is made to "Property-Casualty Loss Development" on pages 36 and 37 of Zenith's 1997 Annual Report to Stockholders, which is hereby incorporated by reference, and the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements -- Note 13 -- "Loss and Loss Adjustment Expense Reserves" on page 53, of Zenith's 1997 Annual Report to Stockholders, all of which are hereby incorporated by reference. These tables show the development of loss and loss adjustment expense liabilities as originally estimated under generally accepted accounting principles at December 31 of each year presented. The accounting methods used to estimate these liabilities are described in Notes to Consolidated Financial Statements -- Note 1 -- "Summary of Accounting Policies, Operations, and Principles of Consolidation" on pages 44 through 47 of Zenith's 1997 Annual Report to Stockholders, which note is hereby incorporated by reference. The one year loss and loss adjustment expense reserve development for Zenith's three main lines of insurance business is set forth in the table on page 26 of Zenith's 1997 Annual Report to Stockholders, which table is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Zenith's Workers' Compensation reserves, on the average, are paid within approximately 2.5 years. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes use of compromises and releases for claim settlements to expedite this process.

    Zenith Insurance maintains four regional offices in California and offices outside of California in Texas, Arkansas, Pennsylvania, Utah, Illinois and Florida, each of which is fully staffed to conduct all workers' compensation claims operations, including review of initial reports of work injury, assignment of appropriate field investigation and determination of whether subrogation should be pursued. Workers' Compensation claims operations are supported by computer systems that provide immediate access to policy coverage verification and claims records and enable Zenith Insurance to detail claims payment histories and policy loss experience reports.

    Legislative reform of the California workers' compensation system was enacted in 1993. In addition, Zenith undertook significant additional expenditures to improve the loss adjustment process in recent years with a view to mitigating the effect of adverse claim trends, particularly the effect of fraud and abuse.

    In 1995, Zenith's new workers' compensation computer system ("system") became operational. Management observed certain unusual claim reserving trends and patterns in 1995 and 1996, and to a much lesser degree, during the first three quarters of 1997. Based on currently available data, these claim reserving trends and patterns have stabilized. Any subsequent re-interpretation of new information that becomes available from the system which may change the estimate of such liabilities in future periods is not considered to have a material impact on the financial position or results of operations.

    In 1997, loss and loss adjustment expense reserves were strengthened by approximately $12 million for accident years 1995 and 1996. Additionally, the 1997 accident year loss ratio was increased.

  OTHER PROPERTY-CASUALTY

    Other Property-Casualty loss reserves are paid, on the average, within approximately 3.5 years.

    Property insurance coverages and CalFarm Insurance's concentration of business in California expose Zenith to catastrophe losses from events in California. Reinsurance ceded by CalFarm Insurance protects against losses in excess of $5,000,000 from any one event. See "Reinsurance Ceded." In 1997, CalFarm Insurance sustained losses of $1,500,000 in conjunction with California storms. 1996 results benefited from the absence of catastrophe losses. In 1995, CalFarm Insurance sustained losses of $10,700,000 in conjunction with three major California storms.

    CalFarm Insurance maintains three claims and legal offices in California to conduct all claims operations of the other property and casualty business. All claims operations of CalFarm Insurance are supervised by its home office claims department. Health claims is a separate operation located in the home office.

  REINSURANCE ASSUMED

    Zenith expects that, on the average, its Reinsurance reserves will be paid in approximately 3 years.

    Zenith's Reinsurance reserves constitute approximately 13% of its total reserves, net of ceded reinsurance, for property and casualty unpaid losses and loss adjustment expenses at December 31, 1997, reflecting the longer average life of such reserves relative to Zenith's other principal lines of business. In addition to information supplied by ceding companies, Zenith makes use of industry experience in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements.

    Losses attributable to catastrophes were $2,500,000 in 1995, principally from Hurricane "Marilyn." There were no catastrophes in 1996 and 1997.

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

INVESTMENTS

    Investment policies of Zenith and its insurance subsidiaries are established by their respective Boards of Directors, taking into consideration state regulatory restrictions with respect to investments in connection with reserve obligations, as well as the nature and amount of various kinds of investments. See "Business." Zenith's principal investment goal is to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Investments" on pages 30 and 31 of Zenith's 1997 Annual Report to Stockholders, which discussion is hereby incorporated by reference. At December 31, 1997 the investment portfolios of Zenith and the P&C Companies consisted primarily of taxable bonds and short-term investments supplemented by smaller portfolios of redeemable and other preferred stocks and common stocks. The average life of the consolidated portfolio was 4.2 years at December 31, 1997. Investment income by segment is set forth in Notes to Consolidated Financial Statements -- Note 17 -- "Segment Information" on pages 55 and 56 of Zenith's 1997 Annual Report to Stockholders, which note is hereby incorporated by reference.

    Stockholders' equity will fluctuate as interest rates fluctuate due to the implementation of Statement of Financial Accounting Standards No. 115 -- "Accounting for Investments in Certain Debt and Equity Securities". In accordance with SFAS No. 115, Zenith has identified certain securities, amounting to approximately 92% of the investments in debt securities at December 31, 1997, as available-for-sale. In 1997 stockholders' equity increased by $5.0 million, net of deferred taxes, as a result of changes in the fair values of such investments.

REINSURANCE CEDED

    In accordance with general industry practices, Zenith's insurance subsidiaries annually purchase excess of loss reinsurance. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. Historically, no material costs have been incurred by Zenith or its subsidiaries from uncollected reinsurance. The purpose of such reinsurance is to protect Zenith from the impact of large, unforeseen losses, and such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of insurance operations. Zenith monitors the financial condition of its reinsurers and does not believe that it is exposed to any material credit risk through its ceded reinsurance arrangements. Zenith believes that its ceded reinsurance arrangements are adequate and consistent with industry practice.

    Reinsurance premiums ceded by Zenith's insurance subsidiaries amounted to $26,191,000, $24,642,000 and $21,112,000 in 1997, 1996 and 1995, respectively, or 5.3%, 5.4% and 4.9% of earned premiums in 1997, 1996 and 1995, respectively. Reinsurance recoverable on unpaid losses amounted to $87,665,000, $93,651,000 and $54,429,000 in 1997, 1996 and 1995, respectively, or 14.3%, 15.1% and 10.5%
of gross reserves for unpaid losses and loss adjustment expenses in 1997, 1996 and 1995, respectively. Each insurance subsidiary maintains separate reinsurance arrangements, which were as follows during 1997:

    Zenith Insurance -- Workers' Compensation reinsurance covered all claims between $550,000 and $100,000,000 per occurrence. The coverage from $550,000 to $5,000,000 is placed with General Reinsurance Corporation, the coverage from $5,000,000 to $10,000,000 with Employers Reinsurance Corporation and the remaining three layers from $10,000,000 to $60,000,000 primarily with Prudential Reinsurance Company, NAC Reinsurance Corporation, Transatlantic Reinsurance Company, Everest Reinsurance Company and the London reinsurance market (primarily Lloyds' syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covers an additional $40,000,000 in excess of $60,000,000 and is placed with UNUM Life Insurance Company, ReliaStar Life Insurance Company and Connecticut General Life. Zenith's Reinsurance division did not purchase any reinsurance protection on its assumed business in the three years ended December 31, 1997. However, Zenith's exposure to losses from assumed reinsurance is limited by the terms upon which it is written to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

    Prior to Zenith's acquisition of AGC-SIF, AGC-SIF purchased aggregate excess and specific excess reinsurance for protection against losses in excess of stated retentions in each year of coverage. Beginning in 1997, reinsurance for business written in Florida was combined with Zenith's existing reinsurance arrangements.

    CalFarm Insurance -- For personal and commercial property lines of business, reinsurance is maintained for claims in excess of $350,000 up to $4,000,000 per occurrence. On liability coverages for both personal and commercial lines, reinsurance covers losses up to $5,000,000 per occurrence, subject to a retention of $500,000. This reinsurance coverage is all placed with General Reinsurance Corporation. CalFarm Insurance has property catastrophe reinsurance that provides for recovery of 95% of $80,000,000, excess of a retention of $5,000,000, for which the principal reinsurers are General Reinsurance Corporation and Centre Cat Ltd. The catastrophe reinsurance was increased to 95% of $110,000,000, excess of a retention of $5,000,000 effective February 1, 1998. CalFarm Insurance also maintains reinsurance agreements with Employers Reinsurance Corporation and Duncanson & Holt for excess risks on its accident and health contracts. Employers Reinsurance Corporation provides coverage for CalFarm's Farm Bureau health insurance program for aggregate losses in excess of $2,000,000 on those individual health policy claims that exceed $120,000 for each insured in each calendar year. Duncanson & Holt provides coverage on other group health policy claims that exceed $100,000 in each calendar year.

    CalFarm Insurance participates in a quota share contract whereby it retains 20% of the first $1,000,000 on most umbrella risks (comprehensive coverage in excess of primary policy limits) underwritten, with the remainder of up to $10,000,000 for commercial lines and up to $5,000,000 for personal lines ceded to General Reinsurance Corporation. Facultative reinsurance is placed on property coverage in excess of $4,000,000 on all property lines, and on umbrella limits in excess of $10,000,000 for commercial lines and $5,000,000 for personal lines. Facultative reinsurance is used on fewer than 5% of CalFarm Insurance's policies. Facultative coverage is placed primarily with General Reinsurance Corporation. Other companies used are Employers Reinsurance Corporation, American Reinsurance Company and other reinsurers rated A+ by A.M. Best Company.

    Pooling Agreement -- Zenith Insurance, CalFarm Insurance, ZNAT Insurance, ZIC of Florida and Zenith Star are parties to a pooling agreement. Under the pooling agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and are then reapportioned, or retro-ceded (the risks are transferred back), to those four companies in the following proportions: Zenith Insurance, 77.5%; CalFarm Insurance, 18%; ZNAT Insurance, 2%; ZIC of Florida, 2%; and Zenith Star, 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements.

MARKETING AND STAFF

    Zenith Insurance's workers' compensation business is produced by approximately 1,400 independent licensed insurance agents and brokers throughout California, Texas, Florida and other areas in which Zenith conducts workers' compensation operations. Certain CalFarm Insurance agents referred to below also sell workers' compensation policies. Zenith Insurance's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

    CalFarm Insurance maintains a sales force of approximately 160 agents who primarily sell insurance products for CalFarm Insurance, principally in rural and suburban areas. In addition, 210 independent agents market CalFarm Insurance products and 1,285 independent agents market the CalFarm Insurance health insurance products.

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

CALIFORNIA FARM BUREAU FEDERATION

    The Farm Bureau was formed to provide its members with a variety of agriculture-related services, including property and casualty and health insurance. The Farm Bureau is California's largest general farm organization, and represents more than 75,000 member families in 58 counties. The Farm Bureau continues to work actively to encourage its membership to place their insurance with CalFarm Insurance. Farm Bureau membership is a prerequisite to the purchase of farmowners, automobile and health insurance from CalFarm Insurance. Of the estimated 75,000 member families, approximately 60% are insured by CalFarm Insurance. The business of CalFarm Insurance is closely tied to the California farm economy. However, approximately 46% of Farm Bureau members (and CalFarm Insurance insureds) are non-farmers, and approximately 60% of CalFarm Insurance premium volume is generated by non-farm business. Total written premium in CalFarm Insurance attributable to sales that were sponsored by the Farm Bureau constituted approximately 31%, 31% and 30% of Zenith's total written premium for the years 1997, 1996 and 1995, respectively. The agreement of CalFarm Insurance with the Farm Bureau, which is subject to cancellation by either party on six months' notice, requires CalFarm Insurance to make annual payments to the Farm Bureau of $240,000 plus 2% of the gross written premium under the Farm Bureau group health insurance program. Pursuant to such provisions, total payments by CalFarm Insurance to the Farm Bureau were approximately $1 million in each of 1997, 1996 and 1995.

    CalFarm Insurance continues to be the largest writer of farmowners policies in the state and benefits from its sponsorship by the Farm Bureau. Such benefit is derived from the use of the CalFarm name and the Farm Bureau membership lists. Further, CalFarm Insurance's ability to sell products to Farm Bureau members is enhanced by the Farm Bureau relationship. The Farm Bureau benefits since Farm Bureau membership is required to obtain automobile, farmowners and health insurance policies from CalFarm Insurance, which generates membership and revenues for the Farm Bureau. If the relationship between CalFarm Insurance and the Farm Bureau were terminated, Zenith believes that it could retain a significant amount of the business it currently has with Farm Bureau members because of the quality and tailored features of the products it offers in what it regards as its "niche market" and the long-term relationships established between its agents and these policyholders. In the event of such termination, however, Zenith expects that there would be an increased risk of nonrenewal of existing insurance coverage as well as a possible adverse effect on new policy revenues, but it cannot estimate the financial impact of any such termination. Zenith anticipates the continuation of a close working relationship with the Farm Bureau and the promotion among its membership of the purchase of insurance products from CalFarm Insurance as an attractive feature of Farm Bureau membership.

COMPETITION

    Competition in the insurance business is based upon price, product design and quality of service. The insurance industry is highly competitive, and competition is particularly intense in the California workers' compensation market which was deregulated with respect to prices in 1995. Zenith's subsidiaries compete not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund. Competition also exists from self-insurance and captive insurers. Over the years there has been increased competition from direct-writing companies and, in the property and casualty field, from affiliates of large life insurance companies. Many companies in competition with Zenith's subsidiaries have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

REGULATION

  STATES' DEPARTMENTS OF INSURANCE

    Insurance companies are primarily subject to regulation and supervision by the Department of Insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Zenith's insurance subsidiaries are primarily subject to regulation and supervision by the California Department of Insurance, except for Zenith Star and ZIC of Florida, which are primarily subject to regulation and supervision in the State of Texas and the State of Florida, respectively. These states have broad regulatory, supervisory and administrative powers. Such powers relate to, among other things, the granting and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements.

    In California, Zenith Insurance, CalFarm Insurance and ZNAT Insurance are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the companies' loss reserves. For this purpose, loss reserves are defined as the current estimate of reported and unreported claims net of reinsurance, plus a statutory formula reserve based on a minimum of 65% of earned premiums for the latest three years. Zenith Insurance and ZNAT Insurance are subject to similar deposit requirements in certain other states based on those states' retaliatory statutes.

    Detailed annual and quarterly reports must be filed by Zenith's insurance subsidiaries with the California Department of Insurance and the Texas Department of Insurance, and with other states in which they are licensed to transact business, and their businesses and accounts are subject to periodic examination by such agencies, usually at three year intervals. Zenith Insurance, CalFarm Insurance and ZNAT Insurance, were examined by the California Department of Insurance as of December 31, 1996. Although the final Report of Examination has not yet been issued, Management does not expect any material findings. Zenith Star was examined by the Texas Department of Insurance as of December 31, 1996. Although the final Report of Examination has not yet been issued, Management does not expect any material findings.

  THE NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS

    The National Association of Insurance Commissioners ("NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. In particular, Model Insurance Laws, Regulations and Guidelines (the "Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

    The NAIC has adopted model regulations to require insurers to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements. At December 31, 1997, adjusted capital under the RBC regulations for the Zenith Insurance Group (consisting of Zenith Insurance, CalFarm Insurance, ZIC of Florida, ZNAT Insurance and Zenith
Star) was 332%, significantly above the RBC control, or required, level of capital under the regulations.

    The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist insurance departments in overseeing the financial condition of insurance companies. Annually, IRIS key financial ratios (11 ratios for property and casualty companies) are calculated from data supplied in annual statutory statements of insurance companies. These ratios are reviewed by experienced financial examiners of the NAIC to select those companies that merit highest priority in the allocation of the regulators' resources. The 1997 IRIS results for the Zenith Insurance Group showed no results outside the "normal" range for such ratios, as such range is determined by the NAIC.

    The NAIC is in the process of codifying statutory accounting principles to provide a comprehensive basis of statutory accounting and reporting for use by insurance departments, insurers, and auditors. The codified principles have not yet been finalized, therefore, the effective date has not been determined. Implementation of the codified statutory accounting principles may affect the surplus level and the capitalization requirement of Zenith's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of this codification.

  INSURANCE HOLDING COMPANY SYSTEM REGULATORY ACT

    Zenith's insurance subsidiaries are also subject to the California, Florida and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts"), which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation. The Holding Company Acts also limit dividend payments and material transactions by Zenith's insurance subsidiaries. See "Management's Discussion and Analysis of Consolidated Financial Condition and Result of Operations -- Liquidity and Capital Resources" on page 32 of Zenith's 1997 Annual Report to Stockholders, which discussion is hereby incorporated by reference.

  OTHER REGULATION

    Property and casualty insurance coverage is subject to certain regulation as described herein under "Description of Business -- Property-Casualty -- Other," and Zenith's other property-casualty rates are subject to prior approval by the California Department of Insurance. The provisions of Proposition 103 do not apply to Workers' Compensation, Health insurance or Reinsurance, which combined to account for 64.5% of Zenith's property-casualty earned premiums in 1997.

ITEM 2. PROPERTIES

    Zenith Insurance owns a 120,000 square foot office facility in Woodland Hills, California which, since November of 1987, has been the corporate home office of Zenith, Zenith Insurance and ZNAT Insurance.

    In addition, Zenith Insurance and CalFarm Insurance, in the regular conduct of their business, lease offices in various cities. See Notes to Consolidated Financial Statements -- Note 8 -- "Commitments and Contingent Liabilities" on page 51 of Zenith's 1997 Annual Report to Stockholders, which note is hereby incorporated by reference.

    CalFarm Insurance owns its home office building consisting of 133,000 square feet (and surrounding property of approximately 4 acres) in Sacramento, California.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Zenith's Common Stock, par value $1.00 per share, is traded on the New York Stock Exchange under the symbol ZNT. The table below sets forth the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years.

QUARTER                                                          1997        1996
------------------------------------------------------------    -------     -------
First
  High......................................................     27 7/8      24 7/8
  Low.......................................................     25 7/8      21 1/8
Second
  High......................................................     27 1/2      28 7/8
  Low.......................................................     24 5/8      23 7/8
Third
  High......................................................     28 5/8      28 1/2
  Low.......................................................     26 5/16     26 1/4
Fourth
  High......................................................     28 3/4      28
  Low.......................................................     25 7/16     25 1/4

    As of March 9, 1998, there were 353 registered holders of record of Zenith Common Stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith Common Stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

        DATE OF DECLARATION             TYPE AND AMOUNT OF        RECORD DATE FOR
          BY ZENITH BOARD                    DIVIDEND                 PAYMENT               PAYMENT DATE
------------------------------------  -----------------------  ---------------------  ------------------------
March 7, 1996.......................  $.25 cash per share      April 30, 1996         May 15, 1996
May 22, 1996........................  $.25 cash per share      July 31, 1996          August 15, 1996
September 5, 1996...................  $.25 cash per share      October 31, 1996       November 15, 1996
December 10, 1996...................  $.25 cash per share      January 31, 1997       February 14, 1997
February 27, 1997...................  $.25 cash per share      April 30, 1997         May 15, 1997
May 15, 1997........................  $.25 cash per share      July 31, 1997          August 15, 1997
September 4, 1997...................  $.25 cash per share      October 31, 1997       November 14, 1997
December 11, 1997...................  $.25 cash per share      January 30, 1998       February 13, 1998
February 24, 1998...................  $.25 cash per share      April 30, 1998         May 15, 1998

    The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith, and of CalFarm Insurance, ZNAT Insurance, ZIC of Florida and Zenith Star to pay dividends to Zenith Insurance, by providing that the appropriate insurance regulatory authorities in the State of California, Texas or Florida must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. During 1997, Zenith Insurance paid dividends of $22,750,000 to Zenith. During 1998, Zenith Insurance will be able to pay $27,841,000 in dividends to Zenith without prior approval. In 1998, CalFarm Insurance, ZNAT Insurance, ZIC of Florida and Zenith Star, together, will be able to pay $9,317,000 in dividends to Zenith Insurance without prior approval.

ITEM 6. SELECTED FINANCIAL DATA.

    The five-year summary of selected financial information and accompanying notes, included in Zenith's 1997 Annual Report to Stockholders on pages 34 and 35, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," included in Zenith's 1997 Annual Report to Stockholders on pages 24 to 33 is hereby incorporated by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable for the year ended December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to pages 36 and 37 of Zenith's 1997 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1987 through 1997 and to the consolidated financial statements and notes thereto on pages 38 to 56 of Zenith's 1997 Annual Report to Stockholders, which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Proxy Statement distributed to stockholders in connection with Zenith's 1998 Annual Meeting of Stockholders which is to be filed by Zenith after the date this Report on Form 10-K is filed (the "Proxy Statement") is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                  OFFICER
NAME                 AGE                    POSITION                     TERM      SINCE
-----------------    ---    ----------------------------------------    ------    --------
Stanley R. Zax       60     Chairman of the Board and President (1)     Annual       1977
Fredricka Taubitz    54     Executive Vice President and                Annual       1985
                            Chief Financial Officer (1)
Jack D. Miller       52     Executive Vice President (2)                Annual         (3)
James P. Ross        51     Senior Vice President (1)                   Annual       1978
John J. Tickner      59     Senior Vice President and Secretary (1)     Annual       1985
Keith E. Trotman     61     Senior Vice President (4)                   Annual       1988
Philip R. Hunt       55     Senior Vice President (2)                   Annual       1988

------------------------

(1) Officer of Zenith and its subsidiaries.
(2) Officer of Zenith's subsidiaries only.
(3) Designated as an executive officer of the registrant on February 24, 1998.
(4) Ceased being an executive officer of the registrant on February 24, 1998.

    Each of the executive officers has occupied an executive position with Zenith or a subsidiary of Zenith for more than five years, except for Mr. Jack
D. Miller who was previously with Industrial Indemnity Company, a Property-casualty insurance company, serving as the President and Chief Executive Officer from 1995 to 1997; acting President and Chief Executive Officer from 1994 to 1995; and in various other positions from 1987 to 1994, culminating in Executive Vice President and Chief Operating Officer.

    There are no family relationships between any of the executive officers, and there are no arrangements or understandings pursuant to which any of them were selected as officers.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the headings "Directors' Compensation," "Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year And Fiscal Year End Option/SAR Values," "Employment Agreements and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Board of Directors' Report on Executive Compensation, Performance Bonus Committee Report on Performance Based Compensation Plans for Executive Officers" in the Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth in footnote 3 to the table set forth under the caption "Election of Directors" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

         1. FINANCIAL STATEMENTS

               Independent Accountant's Report

               Financial Statements and notes thereto incorporated by reference from Zenith's 1997 Annual Report to Stockholders in Item 8 of
               Part II above:

               Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

                     Consolidated Balance Sheet as of December 31, 1997 and 1996

                     Consolidated Statement of Operations for the years ended December 31, 1997, 1996 and 1995

                     Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                     Notes to Consolidated Financial Statements

         2.FINANCIAL STATEMENT SCHEDULES

           Zenith National Insurance Corp. and Subsidiaries

               As of December 31, 1997.

               I -- Summary of Investments -- Other Than Investments in Related Parties

               For the years ended December 31, 1997, 1996 and 1995.

               III -- Supplementary Insurance Information

               IV -- Reinsurance

           Zenith National Insurance Corp.

               As of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995.

               II -- Condensed Financial Information of Registrant

        Property and Casualty Loss Development on pages 36 and 37 of Zenith's 1997 Annual Report to Stockholders.

    Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements, or in notes thereto.

       3. EXHIBITS

   The Exhibits listed below are filed in a separate Exhibit Volume to this Report.

           2.1     Amended and Restated Agreement and Plan of Merger by and among Zenith AGC Acquisition
                   Insurance Company, Zenith Insurance Company, Zenith National Insurance Corp., Associated
                   General Commerce Self-Insurers' Trust Fund and AGC Risk Management Group Inc. dated as of October 7, 1996. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Annual
                   Report on Form 10-K for the year ended December 31, 1996.)

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

           10.1    Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company,
                   Zenith, the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel
                   Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance Financial
                   Services Corporation on March 9, 1981 with respect to the common stock of Zenith.)

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

           10.3    Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance,
                   Zenith and the Commissioner (Incorporated herein by reference to Exhibit 10.6 to
                   Zenith's Annual Report on Form 10-K for the year ended December 31, 1985), together with the following exhibits:

                   (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of Zenith
                       Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual
                       Report on Form 10-K for the year ended December 31, 1985.)

                   (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's
                       Annual Report on Form 10-K for the year ended December 31, 1985.)

                   (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July
                       26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended
                       December 31, 1985.)

                   (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
                       Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985.)
                   (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the
                       Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985.)
                   (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to
                        Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26, 1985.)
           *10.4   Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December 6,
                   1985. (Incorporated herein by reference to Zenith's Registration Statement on Form S-8
                   (SEC File No. 2-97962).)
           *10.5   Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
                   Registration Statement on Form S-8
                   (SEC File No. 33-8948).)
           *10.6   Amendment No. 2 to the Zenith National Insurance Corp. Amended and Restated
                   Non-Qualified Stock Option Plan, dated as of April 9, 1996. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
           *10.7   Zenith National Insurance Corp. 1996 Employee Stock Option Plan, approved by the
                   Stockholders on May 22, 1996. (Incorporated herein by reference to Exhibit 10.5 to
                   Zenith Quarterly report on Form 10-Q for the quarter ended June 30, 1996.)
           *10.8   Employment Agreement, dated December 11, 1997, between Zenith and Fredricka Taubitz.
           *10.9   Employment Agreement, dated January 5, 1998, between Zenith and John J. Tickner.
           *10.10  Employment Agreement, dated December 11, 1997, between Zenith and Stanley R. Zax.
           *10.11  Stock Option Agreement, dated as of March 15, 1996, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 1996.)
           *10.12  Zenith National Insurance Corp. Executive Officer Bonus Plan, dated as of March 21,
                   1994. (Incorporated herein by reference to Exhibit 10.12 to Zenith's Annual Report on
                   Form 10-K for the year ended December 31, 1996.)
           10.13   Line of Credit Agreement, dated as of December 15, 1994, between Zenith and Sanwa Bank of California. (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual
                   Report on Form 10-K for the year ended December 31, 1994.)

           10.14   Amendment dated as of December 28, 1995 to Line of Credit Agreement, dated as of
                   December 15, 1994, between Zenith and Sanwa Bank of California. (Incorporated herein by reference to Exhibit 10.11 to Zenith's Annual Report on Form 10K for the year ended
                   December 31, 1995.)
           10.15   Second Amendment, dated June 28, 1996, to Line of Credit Agreement, dated December 15,
                   1994 between Zenith and Sanwa Bank California. (Incorporated by reference to Exhibit
                   10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
           10.16   Third Amendment, effective as of January 2, 1998, to Line of Credit Agreement, dated
                   December 15, 1994 between Zenith and Sanwa Bank California.
           10.17   Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith
                   Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm
                   Insurance Company, dated as of May 22, 1995. (Incorporated herein by reference to
                   Exhibit 10.13 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1995.)
           10.18   Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
                   Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
                   (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form
                   10-K for the year ended December 31, 1991.)
           10.19   Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1991.)
           10.20   Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1991.)
           10.21   Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1991.)
           10.22   Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1991.)
           10.23   Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
                   Insurance Company and Occidental Life Insurance Company of California, effective April
                   1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on
                   Form 10-K for the year ended December 31, 1991.)
           10.24   Agreement of Reinsurance No. 420 among General Reinsurance Corporation, American
                   Reinsurance Company, Cat Limited, Renaissance Reinsurance Company and Vesta Fire
                   Insurance Company and CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective
                   September 1, 1996. (Incorporated herein by reference to Exhibit 10.23 to Zenith's Annual
                   Report on Form 10-K for the year ended December 31, 1996.)
           10.25   Aggregate Excess of Loss Reinsurance Agreement between Associated General Contractors
                   Self Insurers Trust Fund and Reliance Insurance Company effective December 31, 1991.
                   (Incorporated herein by reference to

                   Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1996.)
           10.26   Specific Excess Workers' Compensation and Employers' Liability Policy between Planet
                   Insurance Company (now Reliance National Indemnity Company) and Associated General
                   Contractors of Florida Self Insurance Fund effective January 1, 1993. (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
           10.27   Interim Reinsurance Agreement by and among Zenith Insurance Company, RISCORP Insurance
                   Company and RISCORP Property & Casualty Insurance Company dated as June 18, 1997, together with (1) related Trust Agreement by and among RISCORP Insurance Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto), and (2) related Trust
                   Agreement by and among RISCORP Property & Casualty Insurance Company, as guarantor,
                   Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto.) (Incorported herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)
           10.28   Revolving Note dated July 1, 1997, from Zenith National Insurance Corp. to City National
                   Bank. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1997.)
           10.29   Modification of Note dated October 10, 1997 modifying the original Revolving Note dated
                   July 1, 1997 between Zenith National Insurance Corp. and City National Bank.
                   (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1997.)
           10.30   Credit Agreement dated as of July 24, 1997 between Zenith National Insurance Corp. and
                   Bank of America National Trust and Savings Association, together with Tranche A and
                   Tranche B Promissory Notes referenced therein. (Incorporated herein by reference to
                   Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1997.)
           10.31   Amendment No. 1 to Credit Agreement dated January 21, 1998 amending the original Credit
                   Agreement dated July 24, 1997 between Zenith National Insurance Corp. and Bank of
                   America.
           10.32   Asset Purchase Agreement, dated as of June 17, 1997, by and among Zenith Insurance
                   Company and RISCORP, Inc., RISCORP Management Services, Inc., RISCORP of Illinois, Inc.,
                   Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc.,
                   RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings,
                   Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP
                   Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National
                   Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc.,
                   RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II.
                   (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form
                   8-K/A, date of report June 17, 1997.)
           11      Statements re computation of per share earnings. (Incorporated herein by reference to
                   Notes to Consolidated Financial Statements -- Note 16 -- "Earnings Per Share" on page 55 of Zenith's 1997 Annual Report to Stockholders.)
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1997, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed"
                   as a part of this Annual Report on Form 10-K.
           21      Subsidiaries of Zenith.
           23      Consent of Coopers & Lybrand L.L.P., dated March 20, 1998. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
           27.1    Financial Data Schedule for year ended December 31, 1997.
           27.2    Restated Financial Data Schedule for years ended December 31, 1996 and 1995, and periods ended March 31, 1996, June 30, 1996, and September 30, 1996.
           27.3    Restated Financial Data Schedule for periods ended March 31, 1997, June 30, 1997, and
                   September 30, 1997.
           99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1997 for The Zenith 401(k) Plan (to be filed by amendment on
                   Form 10-K/A within 180 days of December 31, 1997).

------------------------

*Management contract or compensatory plan or arrangement

   (b)REPORTS ON FORM 8-K

      No Reports on Form 8-K were filed by the Registrant for the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1998.

                                              ZENITH NATIONAL INSURANCE CORP.

                                              By:                    /s/ STANLEY R. ZAX
                                                         -----------------------------------------
                                                                       Stanley R. Zax
                                                            Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 20, 1998.

              /s/ STANLEY R. ZAX
---------------------------------------------   Chairman of the Board, President and
                Stanley R. Zax                  Director (Principal Executive Officer)

             /s/ GEORGE E. BELLO
---------------------------------------------   Director
               George E. Bello

---------------------------------------------   Director
               Max M. Kampelman

              /s/ JACK M. OSTROW
---------------------------------------------   Director
                Jack M. Ostrow

           /s/ WILLIAM S. SESSIONS
---------------------------------------------   Director
             William S. Sessions

            /s/ HARVEY L. SILBERT
---------------------------------------------   Director
              Harvey L. Silbert

           /s/ ROBERT M. STEINBERG
---------------------------------------------   Director
             Robert M. Steinberg

            /s/ SAUL P. STEINBERG
---------------------------------------------   Director
              Saul P. Steinberg

             /s/ GERALD TSAI, JR.
---------------------------------------------   Director
               Gerald Tsai, Jr.

            /s/ FREDRICKA TAUBITZ               Executive Vice President and Chief Financial
---------------------------------------------   Officer (Principal Financial and Accounting
              Fredricka Taubitz                 Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948, 33-22219 and 333-04399) of our report dated February 4, 1998 on our audits of the consolidated financial statements and financial statement schedules of Zenith National Insurance Corp. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California

March 20, 1998

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of Zenith National Insurance Corp.

We have audited the consolidated financial statements of Zenith National Insurance Corp. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which financial statements are included on pages 38 through 56 of the Company's 1997 Annual Report to Stockholders and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 18 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zenith National Insurance Corp. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California

February 4, 1998

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                               DECEMBER 31, 1997

                                                                                     COLUMN D
                                                                     COLUMN C     ---------------
                     COLUMN A                          COLUMN B     ----------    AMOUNT AT WHICH
--------------------------------------------------    ----------       FAIR        SHOWN IN THE
                TYPE OF INVESTMENT                     COST(1)        VALUE        BALANCE SHEET
--------------------------------------------------    ----------    ----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities
  Bonds:
    United States Government and government
      agencies and authorities....................    $  243,346    $  244,921    $     243,974
    Public utilities..............................        31,088        31,515           31,515
    Industrial and miscellaneous..................       291,245       297,592          297,221
  Redeemable preferred stocks.....................        16,040        16,717           16,717
                                                      ----------    ----------    ---------------
        Total fixed maturities....................       581,719       590,745          589,427
                                                      ----------    ----------    ---------------
Equity securities
  Floating rate preferred stocks..................        14,614        15,670           15,670
  Convertible and nonredeemable preferred
    stocks........................................         6,672         6,602            6,602
  Common stocks, industrial.......................        17,790        23,439           23,439
                                                      ----------    ----------    ---------------
        Total equity securities...................        39,076        45,711           45,711
                                                      ----------    ----------    ---------------
Short-term investments............................       209,827       209,827          209,827
Other investments.................................        35,008        35,008           35,008
                                                      ----------    ----------    ---------------
        Total investments.........................    $  865,630    $  881,291    $     879,973
                                                      ----------    ----------    ---------------
                                                      ----------    ----------    ---------------

------------------------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                                 BALANCE SHEET
                                     ASSETS

                                                                                                   DECEMBER 31,
                                                                                              ----------------------
(DOLLARS AND SHARES IN THOUSANDS)                                                               1997         1996
                                                                                              ---------    ---------
Investments
  Bonds, at fair value (cost $9,896, 1996)................................................                 $   9,803
  Common stocks, at fair value (cost $676, 1997 and $2,182, 1996).........................    $   1,088        2,318
  Short-term investments (at cost, which approximates fair value).........................       38,994       30,720
  Other invested assets...................................................................        4,736       10,000
Cash......................................................................................          730        1,463
Investment in subsidiaries (Note A).......................................................      353,462      334,227
Federal income taxes receivable (Note A)..................................................          154          138
Other assets..............................................................................       45,041       30,164
                                                                                              ---------    ---------
        Total assets......................................................................    $ 444,205    $ 418,833
                                                                                              ---------    ---------
                                                                                              ---------    ---------

                                                    LIABILITIES
Senior notes payable, less unamortized discount of $526, 1997 and $647, 1996 (Note B).....    $  74,474    $  74,353
Cash dividends payable to stockholders....................................................        4,222        4,401
Other liabilities.........................................................................        3,643        2,576
                                                                                              ---------    ---------
        Total liabilities.................................................................       82,339       81,330
                                                                                              ---------    ---------

                                                STOCKHOLDERS' EQUITY
Preferred stock, $1 par--shares authorized 1,000; issued and outstanding, none in 1997 and
  1996....................................................................................
Common stock, $1 par--shares authorized 50,000; issued 24,681, outstanding 17,819, 1997;
  issued 24,447, outstanding 17,604, 1996.................................................       24,681       24,447
Additional paid-in capital................................................................      264,098      258,875
Retained earnings.........................................................................      186,268      175,684
Net unrealized appreciation on investments, net of deferred tax expense of $5,025, 1997
  and $284, 1996..........................................................................        9,332          528
                                                                                              ---------    ---------
                                                                                                484,379      459,534
Less treasury stock at cost (6,862 shares, 1997 and 6,843 shares, 1996)...................     (122,513)    (122,031)
                                                                                              ---------    ---------
        Total stockholders' equity........................................................      361,866      337,503
                                                                                              ---------    ---------
        Total liabilities and stockholders' equity........................................    $ 444,205    $ 418,833
                                                                                              ---------    ---------
                                                                                              ---------    ---------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF OPERATIONS

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1997            1996             1995
                                                                                    ------------    -------------    -------------
Investment income...............................................................    $      1,196    $       2,697    $         219
Realized gains (losses) on investments..........................................            (446)                               43
                                                                                    ------------    -------------    -------------
Total revenues..................................................................             750            2,697              262
Operating expense...............................................................           3,557            2,970            1,863
Interest expense................................................................           3,980            4,877            6,960
                                                                                    ------------    -------------    -------------
Loss from continuing operations before federal income tax benefit and equity in
  income from continuing operations of subsidiaries.............................          (6,787)          (5,150)          (8,561)
Federal income tax benefit......................................................           2,097            1,845            3,123
                                                                                    ------------    -------------    -------------
Loss from continuing operations before equity in income from continuing
  operations of subsidiaries....................................................          (4,690)          (3,305)          (5,438)
Equity in income from continuing operations of subsidiaries (Note A)............          32,790           40,905           25,160
                                                                                    ------------    -------------    -------------
Income from continuing operations...............................................          28,100           37,600           19,722
Loss from discontinued operations (Note C)......................................                                           (13,122)
                                                                                    ------------    -------------    -------------
Net income......................................................................    $     28,100    $      37,600    $       6,600
                                                                                    ------------    -------------    -------------
                                                                                    ------------    -------------    -------------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF CASH FLOWS

                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1997             1996             1995
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Investment income received....................................................    $         903    $         612    $         193
  Operating expenses paid.......................................................           (1,465)          (3,651)          (1,455)
  Interest paid.................................................................           (3,648)          (4,908)          (6,596)
  Income taxes (paid) refunded..................................................            2,505             (616)           3,571
                                                                                    -------------    -------------    -------------
    Net cash used in continuing operating activities............................           (1,705)          (8,563)          (4,287)
  Net cash used in expenses of discontinued operations..........................                                             (2,274)
                                                                                    -------------    -------------    -------------
    Net cash used in operating activities.......................................           (1,705)          (8,563)          (6,561)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Debt and equity securities available-for-sale...............................              (19)         (11,446)
    Other debt and equity securities and other investments......................                           (10,000)
    Proceeds from sale of securities available-for-sale.........................           11,631
    Proceeds from sale of other investments.....................................            5,423
  Net change in short-term investments..........................................           (8,274)          55,865          (82,549)
  Capital expenditures..........................................................          (11,014)
  Other.........................................................................              469           (3,151)
  Proceeds from the sale of CalFarm Life........................................                                            120,000
                                                                                    -------------    -------------    -------------
    Net cash provided by (used in) investing activities.........................           (1,784)          31,268           37,451
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from bank line of credit........................................                                             43,400
  Cash paid on bank line of credit..............................................                                            (43,400)
  Cash dividends paid to common stockholders....................................          (17,695)         (17,605)         (18,273)
  Proceeds from exercise of stock options.......................................            4,940            2,572            4,405
  Purchase of treasury shares...................................................             (482)          (7,611)         (29,318)
  Dividends received from subsidiaries..........................................           22,750           15,000           10,500
  Net cash from (to) subsidiary.................................................           (6,757)         (14,594)             458
                                                                                    -------------    -------------    -------------
    Net cash provided by (used in) financing activities.........................            2,756          (22,238)         (32,228)
Net increase (decrease) in cash.................................................             (733)             467           (1,338)
Cash at beginning of year.......................................................            1,463              996            2,334
                                                                                    -------------    -------------    -------------
Cash at end of year.............................................................    $         730    $       1,463    $         996
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Income from continuing operations.............................................           28,100    $      37,600    $      19,722
  Income from continuing operations of subsidiaries.............................          (32,790)         (40,905)         (25,160)
  Cash flow from expenses of discontinued operations............................                                             (2,274)
  Federal income taxes..........................................................              371           (2,461)             511
  Other.........................................................................            2,614           (2,797)             640
                                                                                    -------------    -------------    -------------
    Net cash used in operating activities.......................................    $      (1,705)   $      (8,563)   $      (6,561)
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------

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

A.  Investment In Subsidiaries:

        Zenith owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company, ZIC of Florida, Zenith Star Insurance Company (a Texas company) and Perma-Bilt, a Nevada Corporation. These investments are included in the financial statements on the equity basis of accounting. Temporary advances in the ordinary course of business are included in other assets. The excess of cost over net assets acquired of $2,009,000 represents the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith partially funds the cash flow requirements of its real estate construction subsidiary. Intercompany interest charges to such subsidiary reduce Zenith's interest expense.

        Zenith files a consolidated federal income tax return. The equity in the income from continuing operations of subsidiaries of $32,790,000 in 1997, $40,905,000 in 1996 and $25,160,000 in 1995 is net of a provision for federal income tax expense of $17,475,000 in 1997, $21,362,000 in 1996, and $12,823,000 in 1995. Zenith has formulated tax allocation procedures with its subsidiaries and the 1997, 1996 and 1995 condensed financial information reflect Zenith's portion of the consolidated taxes.

        Zenith Insurance Company paid dividends to Zenith of $22,750,000 in 1997, $15,000,000 in 1996 and $10,000,000 in 1995. CalFarm Life Insurance
    paid a dividend to Zenith of $500,000 prior to its sale in the fourth quarter of 1995.

B.  Senior Notes Payable

        Zenith issued $75,000,000 of 9% Senior Notes due 2002 (the "9% Notes") at par in May 1992. Interest on the 9% Note is payable semi-annually. The 9% Notes are general unsecured obligations of Zenith.

C.  Discontinued Operations:

        During 1995, Zenith completed the sale of its wholly-owned subsidiary, CalFarm Life Insurance Company ("CalFarm Life"), to a subsidiary of SunAmerica Inc. for approximately $120 million in cash. The group health insurance business of CalFarm Life was retained by Zenith. The sale resulted in a loss of approximately $19.5 million, after taxes. The life and annuity operations of CalFarm Life are presented as discontinued operations.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                 COLUMN C
                                                -----------
                                                  FUTURE                       COLUMN E
                                  COLUMN B        POLICY                      -----------
                                 -----------     BENEFITS,                       OTHER                       COLUMN G
                                  DEFERRED        LOSSES,       COLUMN D        POLICY        COLUMN F      -----------
           COLUMN A                POLICY         CLAIMS       -----------    CLAIMS AND     -----------        NET
------------------------------   ACQUISITION     AND LOSS       UNEARNED       BENEFITS        PREMIUM      INVESTMENT
           SEGMENT                  COSTS        EXPENSES       PREMIUMS        PAYABLE        REVENUE        INCOME
------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1997
------------------------------
Property and Casualty
  Workers' compensation.......   $    4,034     $  339,215     $   25,229                    $  242,064
  Other property-casualty.....       15,575        109,003         95,636                       214,406
  Reinsurance.................        1,231         77,383          7,604                        32,251
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,840        525,601        128,469                       488,721     $   51,136
Reinsurance ceded.............                      87,665
Registrant....................                                                                                   1,196
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,840     $  613,266     $  128,469     $   --         $  488,721     $   52,332
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1996
------------------------------
Property and Casualty
  Workers' compensation.......   $    4,870     $  329,670     $   28,330                    $  210,916
  Other property-casualty.....       14,422        108,899         88,884                       204,778
  Reinsurance.................        1,460         87,858          9,995                        37,162
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,752        526,427        127,209                       452,856     $   48,457
Reinsurance ceded.............                      93,651
Registrant....................                                                                                   2,697
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,752     $  620,078     $  127,209     $   --         $  452,856     $   51,154
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1995
------------------------------
Property and Casualty
  Workers' compensation.......   $    5,001     $  262,738     $   28,644                    $  203,252
  Other property-casualty.....       13,802        107,995         78,760                       192,276
  Reinsurance.................        1,536         92,390         12,187                        41,985
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,339        463,123        119,591                       437,513     $   45,931
Reinsurance ceded.............                      54,429
Registrant....................                                                                                     219
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,339     $  517,552     $  119,591     $   --         $  437,513     $   46,150
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------


                                  COLUMN H       COLUMN I
                                 -----------    -----------
                                  BENEFITS,     AMORTIZATION    COLUMN J
                                   CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A              LOSSES AND       POLICY          OTHER       -----------
------------------------------   SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                EXPENSES         COSTS        EXPENSES        WRITTEN
------------------------------   -----------    -----------    -----------    -----------
(AMOUNTS IN THOUSANDS)
1997
------------------------------
Property and Casualty
  Workers' compensation.......   $  197,450     $   41,225     $   40,188     $   238,963
  Other property-casualty.....      139,832         44,514         23,551         218,370
  Reinsurance.................       10,883          6,474            707          29,780
                                 -----------    -----------    -----------    -----------
                                    348,165         92,213         64,446         487,113
Reinsurance ceded.............
Registrant....................                                      3,557
                                 -----------    -----------    -----------    -----------
  Total.......................   $  348,165     $   92,213     $   68,003     $   487,113
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1996
------------------------------
Property and Casualty
  Workers' compensation.......   $  159,047     $   35,921     $   32,704     $   210,603
  Other property-casualty.....      137,423         43,247         16,031         212,399
  Reinsurance.................       18,230          4,925          1,709          35,059
                                 -----------    -----------    -----------    -----------
                                    314,700         84,093         50,444         458,061
Reinsurance ceded.............
Registrant....................                                      2,969
                                 -----------    -----------    -----------    -----------
  Total.......................   $  314,700     $   84,093     $   53,413     $   458,061
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1995
------------------------------
Property and Casualty
  Workers' compensation.......   $  153,692     $   36,358     $   22,090     $   197,773
  Other property-casualty.....      149,797         39,621         14,865         198,676
  Reinsurance.................       22,100          5,867          1,063          43,433
                                 -----------    -----------    -----------    -----------
                                    325,589         81,846         38,018         439,882
Reinsurance ceded.............
Registrant....................                                      1,863
                                 -----------    -----------    -----------    -----------
  Total.......................   $  325,589     $   81,846     $   39,881     $   439,882
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
COLUMN A                                                  --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
-------------------------------------------------------       GROSS           OTHER       FROM OTHER    --------------    ASSUMED
(AMOUNTS IN THOUSANDS)                                        AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1997
Premiums earned........................................   $      477,527   $    26,191    $   37,385    $      488,721        7.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1996
Premiums earned........................................   $      435,568   $    24,642    $   41,930    $      452,856        9.3%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1995
Premiums earned........................................   $      413,258   $    21,112    $   45,367    $      437,513       10.4%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------

                                 EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      2.1    Amended and Restated Agreement and Plan of Merger by and among Zenith AGC Acquisition Insurance
             Company, Zenith Insurance Company, Zenith National Insurance Corp., Associated General Commerce
             Self-Insurers' Trust Fund and AGC Risk Management Group Inc. dated as of October 7, 1996.
             (Incorporated herein by reference to Exhibit 2.1 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)

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

     10.1    Purchase Agreement, dated as of February 4, 1981, among Reliance Insurance Company, Zenith, the
             Selling Stockholders referred to therein, and Eugene V. Klein, Daniel Schwartz and Harvey L. Silbert
             as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the
             Schedule 13D filed by Reliance Financial Services Corporation on March 9, 1981 with respect to the common stock of Zenith.)

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

     10.3    Memorandum and Agreement of Closing dated as of July 26, 1985, among Zenith Insurance, Zenith and the
             Commissioner (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K
             for the year ended December 31, 1985), together with the following exhibits:

             (a) Exhibit A -- Grant Deed, dated July 25, 1985, by the Commissioner in favor of Zenith Insurance.
                 (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the
                 year ended December 31, 1985.)

             (b) Exhibit B -- Bill of Sale, dated as of July 26, 1985, by the Commissioner in favor of Zenith
                 Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form
                 10-K for the year ended December 31, 1985.)

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
             (c) Exhibit C -- Assignment of Assets and Assumption of Liabilities, dated as of July 26, 1985, between the Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985.)

             (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the Commissioner and
                 Zenith Insurance. (Incorporated herein by reference to Exhibit 28.3 to Zenith's Current Report on
                 Form 8-K, date of report July 26, 1985.)

             (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985.)

             (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith
                  Insurance and the Commissioner. (Incorporated herein by reference to Exhibit 28.2 to Zenith's
                  Current Report on Form 8-K, date of report July 26, 1985.)

    *10.4    Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December 6, 1985.
             (Incorporated herein by reference to Zenith's Registration Statement on Form S-8 (SEC File No.
             2-97962).)

    *10.5    Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's Registration Statement on Form S-8
             (SEC File No. 33-8948).)

    *10.6    Amendment No. 2 to the Zenith National Insurance Corp. Amended and Restated Non-Qualified Stock
             Option Plan, dated as of April 9, 1996. (Incorporated herein by reference to Exhibit 10.4 to Zenith's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

    *10.7    Zenith National Insurance Corp. 1996 Employee Stock Option Plan, approved by the Stockholders on May
             22, 1996. (Incorporated herein by reference to Exhibit 10.5 to Zenith Quarterly report on Form 10-Q for the quarter ended June 30, 1996.)

    *10.8    Employment Agreement, dated December 11, 1997, between Zenith and Fredricka Taubitz.

    *10.9    Employment Agreement, dated January 5, 1998, between Zenith and John J. Tickner.

    *10.10   Employment Agreement, dated December 11, 1997, between Zenith and Stanley R. Zax.

    *10.11   Stock Option Agreement, dated as of March 15, 1996, between Zenith and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1996.)

    *10.12   Zenith National Insurance Corp. Executive Officer Bonus Plan, dated as of March 21, 1994.
             (Incorporated herein by reference to Exhibit 10.12 to Zenith's Annual Report on Form 10-K for the
             year ended December 31, 1996.)

     10.13   Line of Credit Agreement, dated as of December 15, 1994, between Zenith and Sanwa Bank of California.
             (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual Report on Form 10-K for the
             year ended December 31, 1994.)

     10.14   Amendment dated as of December 28, 1995 to Line of Credit Agreement, dated as of December 15, 1994, between Zenith and Sanwa Bank of California. (Incorporated herein by reference to Exhibit 10.11 to
             Zenith's Annual Report on Form 10K for the year ended December 31, 1995.)

     10.15   Second Amendment, dated June 28, 1996, to Line of Credit Agreement, dated December 15, 1994 between
             Zenith and Sanwa Bank California. (Incorporated by reference to Exhibit 10.2 to Zenith's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1996.)

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.16   Third Amendment, dated January 2, 1998, to Line of Credit Agreement, dated December 15, 1994 between
             Zenith and Sanwa Bank California.

     10.17   Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith Insurance Company,
             ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, dated as of May
             22, 1995. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on Form 10-K
             for the year ended December 31, 1995.)

     10.18   Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.19   Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General Reinsurance
             Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to
             Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.20   Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General Reinsurance
             Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to
             Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.21   Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General Reinsurance
             Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to
             Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.22   Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General Reinsurance
             Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to
             Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.23   Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm Insurance
             Company and Occidental Life Insurance Company of California, effective April 1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10-K for the year ended
             December 31, 1991.)

     10.24   Agreement of Reinsurance No. 420 among General Reinsurance Corporation, American Reinsurance Company,
             Cat Limited, Renaissance Reinsurance Company and Vesta Fire Insurance Company and CalFarm Insurance,
             Zenith Insurance and ZNAT Insurance, effective September 1, 1996. (Incorporated herein by reference to Exhibit 10.23 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.25   Aggregate Excess of Loss Reinsurance Agreement between Associated General Contractors Self Insurers
             Trust Fund and Reliance Insurance Company effective December 31, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31,
             1996.)

     10.26   Specific Excess Workers' Compensation and Employers' Liability Policy between Planet Insurance
             Company (now Reliance National Indemnity Company) and Associated General Contractors of Florida Self
             Insurance Fund effective January 1, 1993. (Incorporated herein by reference to Exhibit 10.25 to
             Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.27   Interim Reinsurance Agreement by and among Zenith Insurance Company, RISCORP Insurance Company and
             RISCORP Property & Casualty Insurance Company dated as June 18, 1997, together with (1) related Trust
             Agreement by and among RISCORP Insurance Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no.
             1 thereto), and (2) related Trust Agreement by and among RISCORP Property & Casualty Insurance
             Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto). (Incorported herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

     10.28   Revolving Note dated July 1, 1997, from Zenith National Insurance Corp. to City National Bank.
             (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1997.)

     10.29   Modification of Note dated October 10, 1997 modifying the original Revolving Note dated July 1, 1997 between Zenith National Insurance Corp. and City National Bank. (Incorporated herein by reference to
             Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

     10.30   Credit Agreement dated as of July 24, 1997 between Zenith National Insurance Corp. and Bank of
             America National Trust and Savings Association, together with Tranche A and Tranche B Promissory
             Notes referenced therein. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997.)

     10.31   Amendment No. 1 to Credit Agreement dated January 21, 1998 amending the original Credit Agreement dated July 24, 1997 between Zenith National Insurance Corp. and Bank of America.

     10.32   Asset Purchase Agreement, dated as of June 17, 1997, by and among Zenith Insurance Company and
             RISCORP, Inc., RISCORP Management Services, Inc., RISCORP of Illinois, Inc., Independent Association
             Administrators Incorporated, RISCORP Insurance Services, Inc., RISCORP Managed Care Services, Inc.,
             CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP West, Inc.,
             RISCORP of Florida, Inc., RISCORP Insurance Company, RISCORP Property & Casualty Insurance Company,
             RISCORP National Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc.,
             RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K/A, date of report June 17, 1997.)

     11      Statements re computation of per share earnings. (Incorporated herein by reference to Notes to
             Consolidated Financial Statements -- Note 16 -- "Earnings Per Share" on page 55 of Zenith's 1997
             Annual Report to Stockholders.)

     13      Zenith's Annual Report to Stockholders for the year ended
             December 31, 1997, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.

     21      Subsidiaries of Zenith.

     23      Consent of Coopers & Lybrand L.L.P., dated March 20, 1998. (Incorporated herein by reference to page
             F-1 of this Annual Report on Form 10-K.)

     27.1    Financial Data Schedule for year ended December 31, 1997.

     27.2    Restated Financial Data Schedule for years ended December 31, 1996 and 1995, and periods ended March
             31, 1996, June 30, 1996, and September 30, 1996.

     27.3    Restated Financial Data Schedule for periods ended March 31, 1997, June 30, 1997, and September 30,
             1997.

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended
             December 31, 1997 for The Zenith 401(k) Plan (to be filed by amendment on Form 10-K/A within 180 days of December 31, 1997).

------------------------

*Management contract or compensatory plan or arrangement