Form 10-Q
period 1998-03-31
ZENITH NATIONAL INSURANCE CORP
filed 1998-05-15
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

                        Yes [ X ]         No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $1 par value per share, outstanding as of close of business on April 30, 1998: 17,042,000 excluding 7,792,000 shares of treasury stock.

                                     PART l
                              FINANCIAL INFORMATION
                          Item 1. Financial Statements.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,       December 31,
(In thousands, except per share data)                                                    1998              1997
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                (Unaudited)
Investments
     Fixed maturities:
      At amortized cost (fair value $45,637 in 1998 and $48,266 in 1997) ......      $    44,362       $    46,948
      At fair value (cost $494,138 in 1998 and $534,771 in 1997) ..............          500,851           542,479
     Floating rate preferred stocks, at fair value (cost $16,614 in 1998
        and $14,614 in 1997) ..................................................           17,630            15,670
     Convertible and non-redeemable preferred stocks, at fair value
           (cost $6,672 in 1998 and 1997) .....................................            6,951             6,602
     Common stocks, at fair value (cost $19,063 in 1998 and $17,790 in 1997) ..           26,024            23,439
     Short-term investments (at cost, which approximates fair value) ..........          218,851           209,827
     Other investments ........................................................           36,208            35,008
                                                                                     -----------       -----------
            TOTAL INVESTMENTS .................................................          850,877           879,973
Cash (restricted cash $4,589 in 1998 and $5,524 in 1997) ......................           21,763            12,504
Accrued investment income .....................................................            9,317             9,523
Premiums receivable ...........................................................           73,636            72,813
Receivable from reinsurers, state trust funds, and
        prepaid reinsurance premiums ..........................................          108,105           106,067
Deferred policy acquisition costs .............................................           20,319            20,840
Properties and equipment, less accumulated depreciation .......................           54,258            54,531
Federal income taxes ..........................................................           14,653            19,940
Other assets ..................................................................           82,041            75,965
                                                                                     -----------       -----------
            TOTAL ASSETS ......................................................      $ 1,234,969       $ 1,252,156
                                                                                     -----------       -----------
                                                                                     -----------       -----------
LIABILITIES
Policy liabilities and accruals:
     Unpaid loss and loss adjustment expenses .................................      $   617,136       $   613,266
     Unearned premiums ........................................................          127,451           128,469
Policyholders' dividends accrued ..............................................            5,260             5,360
Other policyholder funds ......................................................            4,582             6,407
Reserves on loss portfolio transfers ..........................................           10,737            11,054
Payable to banks and other notes payable ......................................           14,147            13,742
Senior notes payable, less unamortized issue costs of
     $495 in 1998 and $526 in 1997 ............................................           74,505            74,474
Other liabilities .............................................................           36,169            37,518
                                                                                     -----------       -----------
            TOTAL LIABILITIES .................................................          889,987           890,290
                                                                                     -----------       -----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1998 and 1997
Common stock, $1 par - shares authorized 50,000; issued 24,814,
     outstanding 17,022 in 1998; issued 24,681, outstanding 17,819 in 1997 ....           24,814            24,681
Additional paid-in capital ....................................................          267,118           264,098
Retained earnings .............................................................          189,133           186,268
Net unrealized appreciation on investments, net of deferred
     tax expense of $5,240 in 1998 and $5,025 in 1997 .........................            9,731             9,332
                                                                                     -----------       -----------
                                                                                         490,796           484,379
Less treasury stock at cost (7,792 shares in 1998 and 6,862 shares in 1997) ...         (145,814)         (122,513)
                                                                                     -----------       -----------
            TOTAL STOCKHOLDERS' EQUITY ........................................          344,982           361,866
                                                                                     -----------       -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................      $ 1,234,969       $ 1,252,156
                                                                                     -----------       -----------
                                                                                     -----------       -----------

The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                             March 31,
(In thousands, except per share data)                                    1998          1997
--------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES:
Premiums earned ...............................................      $ 118,784      $ 122,363
Net investment income .........................................         12,343         12,448
Realized gains on investments .................................          2,420          1,876
Real estate sales .............................................         11,748          9,963
                                                                     ---------      ---------
          Total revenues ......................................        145,295        146,650

EXPENSES:
Loss and loss adjustment expenses incurred ....................         83,928         87,767
Policy acquisition costs ......................................         22,279         23,114
Other underwriting and operating expenses .....................         15,846         15,176
Policyholders' dividends and participation ....................             57           (968)
Real estate construction and operating costs ..................         11,494          9,704
Interest expense ..............................................            993          1,136
                                                                     ---------      ---------
          Total expenses ......................................        134,597        135,929

Income before federal income tax expense ......................         10,698         10,721
Federal income tax expense ....................................          3,598          3,621
                                                                     ---------      ---------
NET INCOME ....................................................      $   7,100      $   7,100
                                                                     ---------      ---------
                                                                     ---------      ---------
EARNINGS PER SHARE:
Net income per common share ...................................      $    0.42      $    0.40
                                                                     ---------      ---------
                                                                     ---------      ---------
Net income per common share - assuming dilution ...............      $    0.42      $    0.40
                                                                     ---------      ---------
                                                                     ---------      ---------

Additional Required Disclosure:
Net income ....................................................      $   7,100      $   7,100
Change in unrealized appreciation/(depreciation) on investments            399         (6,982)
                                                                     ---------      ---------
Comprehensive Income ..........................................      $   7,499      $     118
                                                                     ---------      ---------
                                                                     ---------      ---------



The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                March 31,
(In thousands)                                                             1998            1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Premiums collected ............................................      $ 121,822       $ 129,052
   Investment income received ....................................         12,128          10,872
   Proceeds from sales of real estate ............................         11,748           9,963
   Loss and loss adjustment expenses paid ........................        (81,356)        (85,454)
   Underwriting and other operating expenses paid ................        (38,062)        (40,988)
   Real estate construction costs paid ...........................        (15,775)         (9,686)
   Reinsurance premiums paid .....................................         (7,213)         (6,203)
   Dividends paid to policyholders ...............................           (157)         (1,067)
   Interest paid .................................................           --              (259)
   Income taxes paid .............................................            (50)           --
                                                                        ---------       ---------
      Net cash provided by operating activities ..................          3,085           6,230

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments:
      Investment securities available-for-sale ...................        (74,794)        (37,646)
      Other investments ..........................................           (870)           (206)
   Proceeds from maturities and redemptions of investments:
      Fixed maturities held-to-maturity ..........................          2,528           1,302
      Investment securities available-for-sale ...................         32,501          10,458
      Other investments ..........................................             83             336
   Proceeds from sales of investment securities available-for-sale         81,542          32,136
   Capital and other expenditures ................................         (1,144)         (1,195)
   Net change in short-term investments ..........................         (9,024)         (6,774)
   Other .........................................................           (437)         (1,063)
                                                                        ---------       ---------
      Net cash provided by (used in) investing activities ........         30,385          (2,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash advanced from bank construction loans ....................         10,446           7,376
   Cash repaid on bank construction loans ........................        (10,041)         (8,346)
   Cash dividends paid to common stockholders ....................         (4,225)         (4,405)
   Proceeds from exercise of stock options .......................          2,910           1,498
   Purchase of treasury shares ...................................        (23,301)           --
                                                                                        ---------
                                                                        ---------       ---------
      Net cash used in financing activities ......................        (24,211)         (3,877)
                                                                        ---------       ---------
   Net increase (decrease) in cash ...............................          9,259            (299)
   Cash at beginning of period ...................................         12,504          12,125
                                                                        ---------       ---------
   Cash at end of period .........................................      $  21,763       $  11,826
                                                                        ---------       ---------
                                                                        ---------       ---------
             (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                 March 31,
(In thousands)                                                              1998          1997
--------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS
     FROM OPERATING ACTIVITIES:

Net Income .......................................................      $   7,100       $   7,100

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ..................................          1,074           1,237
  Realized gains on investments ..................................         (2,420)         (1,876)
Decrease (increase) in:
  Accrued investment income ......................................            206          (1,349)
  Premiums receivable ............................................           (823)           (357)
  Receivable from reinsurers, state trust funds, and
     prepaid reinsurance premiums ................................         (2,038)          1,449
  Federal income taxes ...........................................          5,315           3,692
  Deferred policy acquisition costs ..............................            521             (20)
Increase (decrease) in:
  Unpaid loss and loss adjustment expenses .......................          3,870           1,748
  Unearned premiums ..............................................         (1,018)          1,609
  Policyholders' dividends accrued ...............................           (100)         (2,421)
  Other policyholder funds .......................................         (1,825)           (859)
  Other ..........................................................         (6,777)         (3,723)
                                                                        ---------       ---------
                                                                        ---------       ---------
          Net cash provided by operating activities ..............      $   3,085       $   6,230
                                                                        ---------       ---------
                                                                        ---------       ---------


       The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Note 1.     Basis of Presentation

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of Zenith National Insurance Corp. and subsidiaries (collectively, "Zenith") for the periods presented (consisting only of normal recurring adjustments) have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year.


Note 2.     Computation of Earnings Per Share (EPS)

                                                                Three Months Ended
                                                                     March 31,
(In thousands, except per share data)                         1998                1997
--------------------------------------------------------------------------------------

(A)      Net income                                          $ 7,100           $ 7,100
         -----------------------------------------------------------------------------

(B)      Weighted average outstanding
              shares during the period                        16,948            17,654
         Additional common shares issuable
              under employee stock option plans
              using the treasury stock method (1)                132               174
         -----------------------------------------------------------------------------

(C)       Weighted average number of common
              shares outstanding assuming
              exercise of stock options                       17,080            17,828
         -----------------------------------------------------------------------------


(A)/(B)  Net income per common share                         $   .42           $   .40
         -----------------------------------------------------------------------------


(A)/(C)  Net income per common share -
              assuming dilution                              $   .42           $   .40
         -------------------------------------------------------------------------------

         (1) First quarter of 1997 per common share data has been restated to conform to the provisions of SFAS No. 128.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Note 3.     Subsequent Event - Acquisition of RISCORP

Effective April 1, 1998, Zenith Insurance Company, a wholly-owned subsidiary of Zenith, acquired substantially all of the assets and assumed certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), related to their workers' compensation business.

The total purchase price, to be paid in cash, will be the difference between the GAAP book value of the assets purchased and the GAAP book value of the liabilities assumed by Zenith as of April 1, 1998, subject to a minimum cash purchase price of $35 million. At closing, Zenith paid the minimum cash purchase price and repaid $15 million of indebtedness owed by RISCORP. The final purchase price cannot be determined at this time because it is subject to audit and a dispute resolution process. It is anticipated that the purchase price will probably be determined in the third quarter of 1998.

The acquisition will be accounted for using purchase accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, if any, will be recorded as goodwill.

As part of the closing, Zenith Insurance Company entered into Assumption and Indemnity Reinsurance Agreements with each of the three insurance subsidiaries of RISCORP, Inc. effective April 1, 1998.

Set forth below is certain selected consolidated financial information with respect to RISCORP, Inc. that has been excerpted from the information contained in RISCORP, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997. Zenith takes no responsibility for the accuracy or completeness of this information.

     Certain Selected Consolidated Financial Information of RISCORP, Inc.

--------------------------------------------------------------------------------
                                                                   Year Ended
(In thousands)                                                      12/31/97
--------------------------------------------------------------------------------
Operating Results:
     Premiums earned ..............................................  $179,729
     Fee and other income..........................................    20,369
     Net investment income.........................................    16,447
     Total revenues ...............................................   218,091
     Net income ...................................................     7,286
--------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

      Certain Selected Consolidated Financial Information of RISCORP, Inc.

(In thousands)                                                        12/31/97
--------------------------------------------------------------------------------
Balance Sheet:
     Invested assets ...............................................  $223,481
     Receivable from reinsurers, state trust funds and other........   346,365
     Total assets ..................................................   749,650
     Unpaid loss and loss adjustment expense .......................   437,038
     Total liabilities .............................................   586,117
     Stockholders' equity ..........................................   163,533
--------------------------------------------------------------------------------


Note 4. Comprehensive Income

As of January 1, 1998, Zenith adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and changes in net unrealized appreciation (depreciation) on investments. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the financial position or results of operations.


Note 5. Costs of Computer Software Developed or Obtained for Internal Use

Zenith adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") effective January 1, 1998. SOP 98-1 requires certain internal and external costs associated with computer software developed or obtained for internal use to be capitalized following the criteria set forth therein.


Note 6. Common Stock

During January 1998, Zenith repurchased 929,980 shares of its common stock on the open market for a total purchase price of $23.3 million.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Overview

Zenith's principal source of consolidated earnings is the income, including investment income, from operations of its property-casualty insurance business. The comparative results of operations are set forth in the table below, followed by a discussion of significant changes.

----------------------------------------------------------------------------
                                                        Three months ended
                                                            March 31,
(In thousands)                                         1998          1997
----------------------------------------------------------------------------
Investment income, after taxes ................      $ 8,282       $ 8,265
Realized gains on investments, after taxes ....        1,573         1,219
----------------------------------------------------------------------------
Sub-total .....................................        9,855         9,484
----------------------------------------------------------------------------

Property-Casualty underwriting, after taxes:
   Income (loss) excluding catastrophes .......        1,632          (423)
   Catastrophe losses .........................       (3,250)         (910)
----------------------------------------------------------------------------
Property-Casualty underwriting loss ...........       (1,618)       (1,333)
----------------------------------------------------------------------------

Income from real estate operations, after taxes          152           157
Interest expense, after taxes .................         (645)         (738)
Parent expenses, after taxes ..................         (644)         (470)
----------------------------------------------------------------------------
Net income ....................................      $ 7,100       $ 7,100
----------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Property-Casualty Insurance Operations

Premiums earned, underwriting results and combined ratios before taxes for the three months ended March 31, 1998 and 1997 are as follows:

                                                   Three months ended
                                                       March 31,
(Dollars in thousands)                           1998              1997              Change
--------------------------------------------------------------------------------------------
Premiums earned
  Workers' compensation
    California ........................      $   29,897        $   33,945            (12%)
    Outside California ................          25,899            26,800             (3%)
                                             ----------        ----------
  Total workers' compensation .........          55,796            60,745             (8%)
  Other property-casualty .............          55,075            52,724              4%
  Reinsurance .........................           7,913             8,894            (11%)
                                             ----------        ----------
     Total ............................      $  118,784        $  122,363             (3%)
                                             ----------        ----------
                                             ----------        ----------
Underwriting income (loss) before taxes
  Workers' compensation ...............          (5,321)           (5,981)
  Other property-casualty .............            (721)              972
  Reinsurance .........................           3,706             3,005
                                             ----------        ----------
     Total ............................      $   (2,336)          $(2,004)
                                             ----------        ----------
                                             ----------        ----------
Combined loss and expense ratios
  Workers' compensation
    Loss and loss adjustment expenses .           76.0%             78.4%
    Underwriting expenses .............           33.4              33.0
    Dividends to policyholders ........            0.1              (1.6)
                                             ----------        ----------
     Combined ratio ...................          109.5%            109.8%

Other property-casualty
    Loss and loss adjustment expenses .           69.8%             67.4%
    Underwriting expenses .............           31.5              30.8
                                             ----------        ----------
     Combined ratio ...................          101.3%             98.2%

Reinsurance
    Loss and loss adjustment expenses .           38.6%             51.6%
    Underwriting expenses .............           14.6              14.6
                                             ----------        ----------
     Combined ratio ...................           53.2%             66.2%

Total Property-Casualty
    Loss and loss adjustment expenses .           70.7%             71.7%
    Underwriting expenses .............           31.3              30.7
    Dividends to policyholders ........              --             (0.8)
                                             ----------        ----------
     Combined ratio ...................          102.0%            101.6%
                                             ----------        ----------
                                             ----------        ----------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES


Underwriting results declined for the three months ended March 31, 1998 compared to the corresponding period in 1997 principally because of catastrophe losses from California wind and storm damage sustained by Other Property-Casualty operations. The catastrophe losses amounted to $5.0 million, before taxes, which added 4.2 points to the total combined ratio for the first quarter of 1998 compared to $1.4 million, before taxes, which added 1.1 points to the total combined ratio for the corresponding period in 1997. Excluding catastrophe losses, the total combined ratio for the first quarter of 1998 and 1997 was 97.8% and 100.5%, respectively.

Workers' compensation results improved slightly in the first quarter of 1998 compared to the corresponding period in 1997, and significantly compared to the twelve months ended December 31, 1997. The decline in premium volume occurred primarily in California. Although premiums earned from Florida business are expected to increase in 1998 as a result of the acquisition of certain assets, liabilities and the workers' compensation business of RISCORP effective April 1, 1998, the impact of the acquisition on the results of operations cannot be determined at this time.

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

Other Property-Casualty premium volume for the three months ended March 31, 1998 is consistent with that of the corresponding period in 1997. Underwriting results declined primarily due to catastrophe losses as described above amounting to $3.3 million, after taxes, for the first quarter of 1998 compared to $.9 million, after taxes, for the first quarter of 1997.

Reinsurance premiums earned declined in the three months ended March 31, 1998 compared to the corresponding period in 1997 due primarily to selected non-renewal of certain reinsurance treaties and softening of property catastrophe rates. The decrease in loss and loss adjustment expense ratio for Reinsurance is primarily due to favorable development for certain treaties.


Investments

Fluctuations in interest rates continue to impact the market value of fixed maturity securities classified as available-for-sale. At March 31, 1998, the unrealized appreciation on such fixed maturities was $6.7 million, before deferred taxes, compared to an unrealized appreciation of $7.7 million, before deferred taxes, at December 31, 1997. This change resulted in a decrease in stockholders' equity of $651,000, after deferred taxes, between December 31, 1997 and March 31, 1998. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES


Investment income for the three months ended March 31, 1998 is consistent with that of the corresponding period in 1997.

The yields on invested assets, which vary with the general level of interest rates, were as follows:

-----------------------------------------------------------------------------
                                      Three months ended
                                          March 31,
                                          1998 1997
-----------------------------------------------------------------------------
Investment yield, before taxes         5.68%      5.69%
Investment yield, after taxes          3.76       3.78
-----------------------------------------------------------------------------

Bonds with an investment grade rating represented 97% and 96% of the consolidated carrying values of fixed maturities at March 31, 1998 and December 31, 1997, respectively. The average maturity of the investment portfolio was 4.2 years at March 31, 1998 and December 31, 1997.

The change in the carrying value of Zenith's consolidated investment portfolio during the three months ended March 31, 1998 is as follows:


(In thousands)
-----------------------------------------------------------------------------
Carrying value at December 31, 1997 ................      $ 879,973
Purchases at cost ..................................         75,664
Maturities and redemptions .........................        (35,112)
Proceeds from sale of available-for-sale investments        (81,542)
Net realized gain
     Available-for-sale ............................          2,191
     Other .........................................            229
          Total ....................................          2,420
Change in unrealized gains .........................            614
Increase in short-term investments .................          9,024
Net amortization of bonds and preferred stocks
     and other changes .............................           (164)
-----------------------------------------------------------------------------
Carrying value at March 31, 1998 ...................      $ 850,877
-----------------------------------------------------------------------------


The decrease in the investment portfolio from December 31, 1997 to March 31, 1998 is principally due to treasury stock repurchases in January of 1998 of 929,980 shares for a total of $23.3 million.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES


Liquidity and Capital Resources

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows; and available lines of credit to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

Zenith has three revolving lines of credit available with aggregate availability of $100 million. As of March 31, 1998, there were no outstanding balances on these unsecured lines of credit.

The decrease in net cash flows from operations for the three months ended
March 31, 1998 compared to the corresponding period in 1997 is primarily due to increase in real estate construction costs paid.

During January of 1998, Zenith repurchased 929,980 shares on the open market for a total purchase price of $23.3 million. The repurchase was funded by proceeds from sale and maturities of certain securities.

On February 24, 1998, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share on the outstanding shares, payable on May 15, 1998 to stockholders of record at the close of business on April 30, 1998.


RISCORP Acquisition

Effective April 1, 1998, Zenith Insurance Company, a wholly-owned subsidiary of Zenith, acquired substantially all of the assets and assumed certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), related to their workers' compensation business.

The total purchase price, to be paid in cash, will be the difference between the GAAP book value of the assets purchased and the GAAP book value of the liabilities assumed by Zenith as of April 1, 1998, subject to a minimum cash purchase price of $35 million. At closing, Zenith paid the minimum cash purchase price and repaid $15 million of indebtedness owed by RISCORP. The final purchase price cannot be determined at this time because it is subject to audit and a dispute resolution process. It is anticipated that the purchase price will probably be determined in the third quarter of 1998.

As part of the closing, Zenith Insurance Company entered into Assumption and Indemnity Reinsurance Agreements with each of the three insurance subsidiaries of RISCORP, Inc. effective April 1, 1998.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES


Codification of Statutory Accounting Principles

In March of 1998, the National Association of Insurance Commissioners approved the codification of statutory accounting principles, clearing the way for states to adopt the codification which provides a comprehensive basis of statutory accounting and reporting for use by insurance departments, insurers, and auditors. Currently, it is not known which states will adopt the codification; therefore, the implementation date cannot be determined. Implementation of the codified statutory accounting principles may affect the surplus level and the capitalization requirements of Zenith's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of this codification.


Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as expect, anticipate, believe, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this Report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition;
(2) adverse state and federal legislation and regulation:(3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms, and wind and hail losses; (8) ability to timely and accurately complete the Year 2000 conversion process; (9) impact of any failure of third parties with whom Zenith does business to be Year 2000 compliant and (10) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.



     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES


                                     PART II
                                OTHER INFORMATION


                    Item 6. Exhibits and Reports on Form 8-K.

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


11 Statement re computation of per share earnings. (Note 2 of the consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

27   Financial data schedule


(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed by the Registrant for the quarter ended March 31, 1998.

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






                                               ZENITH NATIONAL INSURANCE CORP.
                                                                   Registrant


Date:    May 15, 1998                       /s/  Stanley R. Zax
                                            -----------------------------------
                                            Stanley R. Zax
                                            Chairman of the Board and President
                                            (Principal Executive Officer)


Date:    May 15, 1998                       /s/  Fredricka Taubitz
                                            -----------------------------------
                                                 Fredricka Taubitz
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)