Form 10-K/A
period 1997-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1998-07-01
CIK 109261

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

                                   FORM 10-K/A

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

                   Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1996.)
           10.26   Specific Excess Workers' Compensation and Employers' Liability Policy between Planet
                   Insurance Company (now Reliance National Indemnity Company) and Associated General
                   Contractors of Florida Self Insurance Fund effective January 1, 1993. (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
           10.27   Interim Reinsurance Agreement by and among Zenith Insurance Company, RISCORP Insurance
                   Company and RISCORP Property & Casualty Insurance Company dated as June 18, 1997, together with (1) related Trust Agreement by and among RISCORP Insurance Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto), and (2) related Trust
                   Agreement by and among RISCORP Property & Casualty Insurance Company, as guarantor,
                   Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto.) (Incorported herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)
           10.28   Revolving Note dated July 1, 1997, from Zenith National Insurance Corp. to City National
                   Bank. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1997.)
           10.29   Modification of Note dated October 10, 1997 modifying the original Revolving Note dated
                   July 1, 1997 between Zenith National Insurance Corp. and City National Bank.
                   (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1997.)
           10.30   Credit Agreement dated as of July 24, 1997 between Zenith National Insurance Corp. and
                   Bank of America National Trust and Savings Association, together with Tranche A and
                   Tranche B Promissory Notes referenced therein. (Incorporated herein by reference to
                   Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1997.)
           10.31   Amendment No. 1 to Credit Agreement dated January 21, 1998 amending the original Credit
                   Agreement dated July 24, 1997 between Zenith National Insurance Corp. and Bank of
                   America.
           10.32   Asset Purchase Agreement, dated as of June 17, 1997, by and among Zenith Insurance
                   Company and RISCORP, Inc., RISCORP Management Services, Inc., RISCORP of Illinois, Inc.,
                   Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc.,
                   RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings,
                   Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP
                   Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National
                   Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc.,
                   RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II.
                   (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form
                   8-K/A, date of report June 17, 1997.)
           11      Statements re computation of per share earnings. (Incorporated herein by reference to
                   Notes to Consolidated Financial Statements -- Note 16 -- "Earnings Per Share" on page 55 of Zenith's 1997 Annual Report to Stockholders.)
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1997, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed"
                   as a part of this Annual Report on Form 10-K.
           21      Subsidiaries of Zenith.
           23      Consent of Coopers & Lybrand L.L.P., dated March 20, 1998. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
           27.1    Financial Data Schedule for year ended December 31, 1997.
           27.2    Restated Financial Data Schedule for years ended December 31, 1996 and 1995, and periods ended March 31, 1996, June 30, 1996, and September 30, 1996.
           27.3    Restated Financial Data Schedule for periods ended March 31, 1997, June 30, 1997, and
                   September 30, 1997.
           99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended December 31, 1997 for The Zenith 401(k) Plan. (Incorporated herein by reference to Annual Report on Form 11-K for The Zenith 401(k) Plan for the year ended
                   December 31, 1997.)

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

     27.3    Restated Financial Data Schedule for periods ended March 31, 1997, June 30, 1997, and September 30,
             1997.

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     99.1    Information required by rule 15d-21 under the Securities Exchange Act of 1934 for the year ended
             December 31, 1997 for The Zenith 401(k) Plan. (Incorporated herein by reference to Annual Report on Form 11-K for The Zenith 401(k) Plan for the year ended December 31, 1997.)

------------------------

*Management contract or compensatory plan or arrangement