Form 10-Q
period 1998-06-30
ZENITH NATIONAL INSURANCE CORP
filed 1998-08-14
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                             Yes [ X ]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $1 par value per share, outstanding as of close of business on July 31, 1998: 17,055,364 excluding 7,791,770 shares of treasury stock.

                                    PART I
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,            December 31,
(In thousands, except per share data)                                                           1998                  1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
ASSETS
Investments
    Fixed maturities:
     At amortized cost (fair value $42,504 in 1998 and $48,266 in 1997)                        $   41,138          $   46,948
     At fair value (cost $727,349 in 1998 and $534,771 in 1997)                                   735,781             542,479
    Floating rate preferred stocks, at fair value (cost $16,614 in 1998
       and $14,614 in 1997)                                                                        17,708              15,670
    Convertible and non-redeemable preferred stocks, at fair value
          (cost $7,679 in 1998 and $6,672 in 1997)                                                  7,756               6,602
    Common stocks, at fair value (cost $23,715 in 1998 and $17,790 in 1997)                        29,729              23,439
    Short-term investments (at cost, which approximates fair value)                               154,492             209,827
    Other investments                                                                              33,591              35,008
                                                                                               ----------          ----------
          TOTAL INVESTMENTS                                                                     1,020,195             879,973
Cash (restricted cash $4,006 in 1998 and $5,524 in 1997)                                            9,738              12,504
Accrued investment income                                                                          15,461               9,523
Premiums receivable                                                                               133,247              72,813
Receivable from reinsurers, state trust funds, and
       prepaid reinsurance premiums                                                               503,120             106,067
Deferred policy acquisition costs                                                                  22,031              20,840
Properties and equipment, less accumulated depreciation                                            77,326              54,531
Federal income taxes                                                                               31,996              19,940
Intangible assets                                                                                  81,526               4,992
Other assets                                                                                       78,546              70,973
                                                                                               ----------          ----------
          TOTAL ASSETS                                                                         $1,973,186          $1,252,156
                                                                                               ----------          ----------
LIABILITIES
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                                   $1,234,625          $  613,266
    Unearned premiums                                                                             170,953             128,469
Policyholders' dividends accrued                                                                    5,160               5,360
Other policyholder funds                                                                            2,538               6,407
Reserves on loss portfolio transfers                                                               10,311              11,054
Payable to banks and other notes payable                                                           16,054              13,742
Senior notes payable, less unamortized issue costs of
    $465 in 1998 and $526 in 1997                                                                  74,535              74,474
Other liabilities                                                                                 109,416              37,518
                                                                                               ----------          ----------
          TOTAL LIABILITIES                                                                     1,623,592             890,290
                                                                                               ----------          ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1998 and 1997
Common stock, $1 par - shares authorized 50,000; issued 24,847,
    outstanding 17,055 in 1998; issued 24,681, outstanding 17,819 in 1997                          24,847              24,681
Additional paid-in capital                                                                        267,985             264,098
Retained earnings                                                                                 192,442             186,268
Net unrealized appreciation on investments, net of deferred
    tax expense of $5,456 in 1998 and $5,025 in 1997                                               10,134               9,332
                                                                                               ----------          ----------
                                                                                                  495,408             484,379
Less treasury stock at cost (7,792 shares in 1998 and 6,862 shares in 1997)                      (145,814)           (122,513)
                                                                                               ----------          ----------
          TOTAL STOCKHOLDERS' EQUITY                                                              349,594             361,866
                                                                                               ----------          ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,973,186          $1,252,156
                                                                                               ----------          ----------
                                                                                               ----------          ----------

The accompanying notes are an integral part of this statement.

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
(In thousands, except per share data)                               1998            1997            1998             1997
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED REVENUES:
Premiums earned                                                     $137,554        $125,831         $256,338         $248,194
Net investment income                                                 14,571          13,406           26,914           25,854
Realized gains on investments                                          3,754           1,996            6,174            3,872
Real estate sales                                                      8,684          11,174           20,432           21,137
Service fee income                                                     1,392                            1,392
                                                                    --------        --------         --------         --------
        Total revenues                                               165,955         152,407          311,250          299,057

EXPENSES:
Loss and loss adjustment expenses incurred                            94,581          89,180          178,509          176,947
Policy acquisition costs                                              26,710          23,248           48,989           46,362
Other underwriting and operating expenses                             22,997          16,443           38,843           31,619
Policyholders' dividends and participation                              (120)              2              (63)            (966)
Real estate construction and operating costs                           8,544          10,495           20,038           20,199
Amortization of provisional goodwill                                     765                              765
Interest expense                                                         515             816            1,508            1,952
                                                                    --------        --------         --------         --------
        Total expenses                                               153,992         140,184          288,589          276,113

Income before federal income tax expense                              11,963          12,223           22,661           22,944
Federal income tax expense                                             4,363           4,323            7,961            7,944
                                                                    --------        --------         --------         --------
NET INCOME                                                          $  7,600        $  7,900         $ 14,700         $ 15,000
                                                                    --------        --------         --------         --------
                                                                    --------        --------         --------         --------

EARNINGS PER SHARE:
Net income per common share                                         $   0.45        $   0.45         $   0.86         $   0.85
                                                                    --------        --------         --------         --------
                                                                    --------        --------         --------         --------

Net income per common share - assuming dilution                     $   0.44        $   0.44         $   0.86         $   0.84
                                                                    --------        --------         --------         --------
                                                                    --------        --------         --------         --------


Additional Required Disclosure:
Net income                                                          $  7,600        $  7,900         $ 14,700         $ 15,000
Change in unrealized appreciation/depreciation on investments            403           7,072              802               90
                                                                    --------        --------         --------         --------
Comprehensive Income                                                $  8,003       $ 14,972         $ 15,502         $ 15,090
                                                                    --------        --------         --------         --------
                                                                    --------        --------         --------         --------

The accompanying notes are an integral part of this statement.

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                             Six Months Ended
                                                                                 June 30,
(In Thousands)                                                                1998       1997
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Premiums collected                                                    $   266,717    $ 257,706
  Investment income received                                                 23,654       25,281
  Proceeds from sales of real estate                                         20,432       21,137
  Loss and loss adjustment expenses paid                                   (203,893)    (173,034)
  Underwriting and other operating expenses paid                            (75,496)     (79,224)
  Real estate construction costs paid                                       (29,917)     (18,894)
  Reinsurance premiums paid                                                 (15,824)     (14,810)
  Dividends paid to policyholders                                               413         (308)
  Interest paid                                                              (3,453)      (3,883)
  Income taxes refunded                                                         644          104
  Net proceeds from sales of trading portfolio investments                                 1,416
                                                                        ------------   -----------
     Net cash provided by (used in) operating activities                    (16,723)      15,491

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Investment securities available-for-sale                               (165,269)     (53,997)
    Other investments                                                        (1,403)        (919)
  Proceeds from maturities and redemptions of investments:
    Fixed maturities held-to-maturity                                         5,688        2,620
    Investment securities available-for-sale                                 42,203       14,338
    Other investments                                                                        361
  Proceeds from sales of investments:
    Investment securities available-for-sale                                131,178       45,265
    Other investments                                                                      5,410
  Capital and other expenditures                                             (2,444)     (10,136)
  Net change in short-term investments                                       56,397      (14,744)
  Other                                                                      (5,880)       3,884
                                                                        ------------   -----------
    Net cash provided by (used in) investing activities                      60,470       (7,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of note assumed from RISCORP                                      (15,000)
  Cash payment to RISCORP                                                   (35,000)
  Cash acquired in RISCORP Acquisition                                       29,553
  Cash advanced from bank construction loans                                 20,222       17,749
  Cash repaid on bank construction loans                                    (18,280)     (19,193)
  Cash dividends paid to common stockholders                                 (8,484)      (8,826)
  Proceeds from exercise of stock options                                     3,777        1,825
  Purchase of treasury shares                                               (23,301)        (285)
                                                                        ------------   -----------
     Net cash used in financing activities                                  (46,513)      (8,730)
                                                                        ------------   -----------
  Net decrease in cash                                                       (2,766)      (1,157)
  Cash at beginning of period                                                12,504       12,125
                                                                        ------------   -----------
  Cash at end of period                                                 $     9,738    $  10,968
                                                                        ------------   -----------
                                                                        ------------   -----------

         (continued)

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                        Six Months Ended
                                                                            June 30,
(In Thousands)                                                          1998       1997
----------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH FLOWS
  FROM OPERATING ACTIVITIES:

Net income                                                            $  14,700    $  15,000

Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                           5,203        2,843
  Realized gains on investments                                          (6,174)      (3,870)
   Net proceeds from trading portfolio                                                 1,416
Decrease (increase) in:
  Accrued investment income                                              (2,797)        (379)
  Premiums receivable                                                    (2,276)      (8,844)
  Receivable from reinsurers, state trust funds, and
    prepaid reinsurance premiums                                          8,741       (1,749)
  Federal income taxes                                                    8,605        8,057
  Deferred policy acquisition costs                                      (1,191)      (1,026)
Increase (decrease) in:
  Unpaid loss and loss adjustment expenses                              (34,850)       7,353
  Unearned premiums                                                        (693)       7,808
  Policyholders' dividends accrued                                         (200)      (2,720)
  Other policyholder funds                                               (3,869)      (2,821)
  Other                                                                  (1,922)      (5,577)
                                                                     ------------  -----------
     Net cash provided by (used in) operating activities              $ (16,723)   $  15,491
                                                                     ------------  -----------
                                                                     ------------  -----------

The accompanying notes are an integral part of this statement.
See Note 3 for non-cash financing activities related to the RISCORP Acquisition.

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

Note 1.     Basis of Presentation

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith National Insurance Corp. and subsidiaries (collectively, "Zenith") for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year.

The initial recording of the RISCORP Acquisition is based on a purchase price subject to a dispute resolution process. This dispute resolution process and the valuation of the acquired assets and liabilities are continuing, and the allocation of the purchase price and the provisional goodwill may change materially.


Note 2.     Computation of Earnings Per Share (EPS)

                                                                        Three Months Ended          Six Months Ended
                                                                             June 30,                   June 30,
(In thousands, except per share data)                                   1998          1997          1998         1997
----------------------------------------------------------------------------------------------------------------------

(A)     Net income                                                     $ 7,600       $ 7,900       $14,700     $15,000
----------------------------------------------------------------------------------------------------------------------

(B)     Weighted average outstanding
         shares during the period                                       17,049        17,683        16,999      17,669
        Additional common shares issuable
         under employee stock option plans
         using the treasury stock method (1)                               220           140           176         157
----------------------------------------------------------------------------------------------------------------------

(C)     Weighted average number of common
         shares outstanding assuming
         exercise of stock options                                      17,269        17,823        17,175      17,826
----------------------------------------------------------------------------------------------------------------------

(A)/(B) Net income per common share                                    $  0.45       $  0.45       $  0.86     $  0.85
----------------------------------------------------------------------------------------------------------------------

(A)/(C) Net income per common share -
         assuming dilution                                             $  0.44       $  0.44       $  0.86     $  0.84
----------------------------------------------------------------------------------------------------------------------

(1) 1997 per common share data has been restated to conform to the provisions of SFS No. 128.

                 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

------------------------------------------------------------------------------

Note 3. Acquisition of RISCORP

On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance Company, a wholly owned subsidiary of Zenith ("Zenith Insurance"), and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). At the closing, Zenith Insurance paid $35 million in cash, and assumed and repaid $15 million of indebtedness of RISCORP, Inc. The final purchase price, which will take into account the $35 million, is not yet known, is subject to a three-step determination process, and will be the difference between the GAAP book value of assets purchased and the GAAP book value of the liabilities assumed by Zenith Insurance as of April 1, 1998.

As the first step of the three-step process to determine the final purchase price, on June 9, 1998, RISCORP provided Zenith Insurance with a "Proposed Business Balance Sheet" indicating that RISCORP's determination of the final purchase price is approximately $141 million. As the second step of this process, on July 9, 1998, Zenith Insurance provided RISCORP with proposed adjustments to the Proposed Business Balance Sheet, which adjustments were prepared in conjunction with Zenith Insurance's external accounting and actuarial consultants. These proposed adjustments resulted in large part from differences in the estimation of loss and loss adjustment expense reserves, primarily related to differences in actuarial methodology and assumptions, including anticipated loss development. As the final step of the price determination process, RISCORP and Zenith Insurance have submitted all items in dispute concerning the Proposed Business Balance Sheet to a nationally recognized independent accounting firm which will serve as the Neutral Auditor and Neutral Actuary to resolve all such disputes. On July 24,1998, Zenith Insurance submitted to such firm a written analysis in support of its proposed adjustments. Such adjustments would indicate that the value of the liabilities assumed by Zenith Insurance exceeds the value of the assets transferred to Zenith Insurance by as much as $71 million, and that the final purchase price will be no greater than the $35 million already paid by Zenith Insurance at closing. On July 24, 1998, RISCORP delivered to such firm RISCORP's initial submission indicating that its determination of the final purchase price is approximately $141 million. On July 31, 1998, Zenith Insurance and RISCORP made additional submissions to the Neutral Auditor and Neutral Actuary in support of the positions taken by the parties in their submissions on July 24, 1998.

                 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

------------------------------------------------------------------------------

The Asset Purchase Agreement originally called for the Neutral Auditor and Neutral Actuary to issue a determination on the disputed items within 30 days after completion of Zenith Insurance's review of the Proposed Business Balance Sheet on July 9, 1998, which would have resulted in a final purchase price no later than August 10, 1998. However, pursuant to agreement among Zenith Insurance, RISCORP and the Neutral Auditor and Neutral Actuary, the determination of the Neutral Auditor and Neutral Actuary is not required to be available until 90 days after the Neutral Auditor and Neutral Actuary received the submissions made by the parties on July 31, 1998. Also, the parties have been advised by the Neutral Auditor and Neutral Actuary that the availability of the determination may be delayed beyond that 90-day period because the Neutral Auditor and Neutral Actuary had not received access to certain workpapers as of July 31, 1998. Zenith cannot predict the outcome of the price determination process, and the determination of the Neutral Auditor and Neutral Actuary related to the final purchase price may not be known until the fourth quarter of 1998. Accordingly, Zenith cannot predict the final purchase price at this time.

The RISCORP Acquisition was accounted for as a purchase by Zenith Insurance and the assets acquired, liabilities assumed and the results of operations from RISCORP at April 1, 1998 are included in Zenith's consolidated balance sheet and statement of operations as of and for the quarter ended June 30, 1998. Because of the considerable uncertainty and possible range of outcomes surrounding the determination of the final purchase price, the assets acquired and liabilities assumed from RISCORP reflected in Zenith's consolidated balance sheet as of June 30, 1998 represent management's estimate of their fair values at April 1, 1998, based on currently available information and the assumption that the final purchase price will be $35 million.

Based on such estimates and the assumption that the final purchase price is $35 million, the excess of the purchase price, including acquisition expense, over the estimated fair value of net assets is approximately $74 million and is being amortized over 25 years. Since the $74 million is based on estimates and assumptions, it may materially change upon determination, and adjustment of the allocation, of the final purchase price. Estimated amortization expense of approximately $800,000 was recorded in the second quarter of 1998.

Evaluation and determination of the acquired assets and assumed liabilities are continuing, including: premiums receivable; reinsurance recoverables; state disability trust fund recoverable; accrued reinsurance commissions; deferred acquisition costs; and unpaid loss and loss adjustment expenses. Accordingly, the allocation of the purchase price may be adjusted.

Zenith Insurance has provided notice to RISCORP of certain breaches of representations, warranties and covenants made by RISCORP in the Asset Purchase Agreement. These breaches may result in recovery by Zenith Insurance of a portion of the purchase price otherwise payable by Zenith Insurance. In addition, Zenith Insurance believes it is entitled to receive certain assets of RISCORP, including security deposits held by state insurance departments, that were not transferred to Zenith Insurance at closing.

Zenith Insurance has entered into a binder pending the definitive contract to purchase ceded reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP.

                 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

------------------------------------------------------------------------------


The following table summarizes the estimated fair value of RISCORP's assets acquired and liabilities assumed at April 1, 1998 assuming the Neutral Auditor and Neutral Actuary agree with the adjustments proposed by Zenith and assuming the final purchase price is $35 million.


(In thousands)                                 April 1, 1998
------------------------------------------------------------
Assets
Invested assets, primarily U.S. Government issues   $201,441
Cash                                                  29,553
Premiums receivable                                   58,158
Receivable from reinsurers and state trust funds     355,794
Intangible assets                                     65,815
Other assets                                          54,090
------------------------------------------------------------
Total assets                                         764,851
------------------------------------------------------------
Liabilities
Unpaid loss and loss adjustment expense              656,209
Unearned premium reserve                              43,177
Other liabilities                                     30,465
------------------------------------------------------------
Total liabilities                                    729,851
------------------------------------------------------------
Assumed purchase price                              $ 35,000
------------------------------------------------------------

Pro forma total revenues for Zenith for the six months ended June 30, 1998 and 1997 (after giving effect to the RISCORP Acquisition as if it had been consummated at the beginning of the respective periods) were $343,626,000 and $406,485,000, respectively. Pro forma net income for such periods was $3,081,000 an $15,926,000, respectively. Earnings per share for such periods were $0.18 (diluted) and $0.18 (basic) and $0.89 (diluted) and $0.90
(basic), respectively

Such pro forma data has been derived in part from the historical statement of operations data from RISCORP, Inc. as reported by RISCORP, Inc. for the three months ended March 31, 1998 and six months ended June 30, 1997, and Zenith specifically disclaims any responsibility for the accuracy or completeness of such historical RISCORP, Inc. data or such pro forma data to the extent it is based on such historical data. Further, such pro forma data may not necessarily be indicative of future total revenues or future net income or what they might have been if the RISCORP Acquisition had been consummated at the beginning of each of the respective periods.

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

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
-------------------------------------------------------------------------------

Note 6.  Subsequent Event

On July 30, 1998, Zenith National Insurance Capital Trust I, a Delaware statutory business trust (the "Trust"), all of the voting securities of which are owned by Zenith, completed a Rule 144A offering of $75 Million of 8.55% Capital Securities (Liquidation Amount $1,000 per Capital Security), at a price of $996.24 per Capital Security. Each Capital Security pays semi-annual cumulative cash distributions at the annual rate of 8.55 % of the $1,000 Liquidation Amount.

The Trust used the proceeds from its offering to purchase $75 Million of Zenith's 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures"), which constitute the principal asset of the Trust. Zenith used $65 million from the net proceeds to make a capital contribution to Zenith Insurance. The remaining net proceeds will be used for general corporate purposes.

Interest payments on the Subordinated Debentures are payable semi-annually and may be deferred by Zenith for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith at the then present value of the remaining scheduled payments of principal and interest. Payments on the Capital Securities, including distributions and redemptions, follow those of the Subordinated Debentures.

The distributions on, and the liquidation amount generally of, the Capital Securities are fully and unconditionally guaranteed by Zenith, to the extent the Trust has funds legally available therefor. Zenith's guarantee of the Capital Securities, as well as the Subordinated Debentures are subordinated to all other indebtedness of Zenith.

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

--------------------------------------------------------------------------------------------
                                                    Three months ended     Six months ended
                                                         June 30,               June 30,
(In thousands)                                       1998       1997        1998       1997
--------------------------------------------------------------------------------------------
Investment income, after taxes                     $ 9,616     $ 8,877    $17,898    $17,142
Realized gains on investments, after taxes           2,439       1,298      4,013      2,517
--------------------------------------------------------------------------------------------
Sub-total                                           12,055      10,175     21,911     19,659
--------------------------------------------------------------------------------------------

Property-Casualty underwriting, after taxes:
   Income (loss) excluding catastrophes             (2,975)     (1,506)    (1,343)    (1,929)
   Catastrophe losses                                                      (3,250)      (910)
--------------------------------------------------------------------------------------------
Property-Casualty underwriting loss                 (2,975)     (1,506)    (4,593)    (2,839)
--------------------------------------------------------------------------------------------

Income from real estate operations, after taxes        104         442        256        599
Interest expense, after taxes                         (335)       (531)      (980)    (1,269)
Parent expenses, after taxes                        (1,249)       (680)    (1,894)    (1,150)
--------------------------------------------------------------------------------------------
Net income                                         $ 7,600     $ 7,900    $14,700    $15,000
--------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Premiums earned, underwriting results and combined ratios before taxes for the three and six months ended June 30, 1998 and 1997 are as follows:

                                                Three Months Ended                                  Six Months Ended
                                                     June 30,                                           June 30,
(Dollars in thousands)                        1998              1997      Change           1998              1997        Change
-------------------------------------------------------------------------------------------------------------------------------
Premiums earned
  Workers' compensation
    California                             $ 30,548         $  35,292      (13%)         $ 60,444          $ 69,237       (13%)
    Outside California                       43,659            27,586       58%            69,558            54,386        28%
                                           ---------------------------               -------------------------------
  Total workers' compensation                74,207            62,878       18%           130,002           123,623         5%
  Other property-casualty                    56,079            54,751        2%           111,155           107,475         3%
  Reinsurance                                 7,268             8,202      (11%)           15,181            17,096       (11%)
                                           ---------------------------               -------------------------------
     Total                                 $137,554          $125,831        9%          $256,338          $248,194         3%
                                           ---------------------------               -------------------------------
                                           ---------------------------               -------------------------------

Underwriting income (loss) before taxes
  Workers' compensation                     (10,856)           (6,777)                    (16,177)          (12,758)
  Other property-casualty                     2,472             1,664                       1,751             2,636
  Reinsurance                                 4,187             2,996                       7,893             6,001
                                           ---------------------------               -------------------------------
     Total                                 $ (4,197)       $   (2,117)                   $ (6,533)         $ (4,121)
                                           ---------------------------               -------------------------------
                                           ---------------------------               -------------------------------

Combined loss and expense ratios
  Workers' compensation
    Loss and loss adjustment expenses         76.7%             77.7%                        76.4%             78.0%
    Underwriting expenses                      38.1              33.1                        36.1              33.1
    Dividends to policyholders               (0.2 )                                                            (0.8)
                                           ---------------------------               -------------------------------
     Combined ratio                          114.6%            110.8%                       112.5%            110.3%

Other property-casualty
    Loss and loss adjustment expenses         64.6%             66.8%                        67.2%             67.1%
    Underwriting expenses                      31.0              30.2                        31.2              30.4
                                           ---------------------------               -------------------------------
     Combined ratio                           95.6%             97.0%                        98.4%             97.5%

Reinsurance
    Loss and loss adjustment expenses         19.7%             46.4%                        29.5%             49.1%
    Underwriting expenses                      22.7              17.1                        18.5              15.8
                                           ---------------------------               -------------------------------
     Combined ratio                           42.4%             63.5%                        48.0%             64.9%

Total Property-Casualty
    Loss and loss adjustment expenses         68.8%             70.9%                        69.6%             71.3%
    Underwriting expenses                      34.4              30.8                        32.9              30.8
    Dividends to policyholders               (0.1 )                                                            (0.4)
                                           ---------------------------               -------------------------------
     Combined ratio                          103.1%            101.7%                       102.5%            101.7%
----------------------------------------------------------------------               -------------------------------
----------------------------------------------------------------------               -------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

RISCORP Acquisition

On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance Company, a wholly owned subsidiary of Zenith ("Zenith Insurance"), and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). At the closing, Zenith Insurance paid $35 million in cash, and assumed and repaid $15 million of indebtedness of RISCORP, Inc. The final purchase price, which will take into account the $35 million, is not yet known, is subject to a three-step determination process, and will be the difference between the GAAP book value of assets purchased and the GAAP book value of the liabilities assumed by Zenith Insurance as of April 1, 1998.

As the first step of the three-step process to determine the final purchase price, on June 9, 1998, RISCORP provided Zenith Insurance with a "Proposed Business Balance Sheet" indicating that RISCORP's determination of the final purchase price is approximately $141 million. As the second step of this process, on July 9, 1998, Zenith Insurance provided RISCORP with proposed adjustments to the Proposed Business Balance Sheet, which adjustments were prepared in conjunction with Zenith Insurance's external accounting and actuarial consultants. These proposed adjustments resulted in large part from differences in the estimation of loss and loss adjustment expense reserves, primarily related to differences in actuarial methodology and assumptions, including anticipated loss development. As the final step of the price determination process, RISCORP and Zenith Insurance have submitted all items in dispute concerning the Proposed Business Balance Sheet to a nationally recognized independent accounting firm which will serve as the Neutral Auditor and Neutral Actuary to resolve all such disputes. On July 24,1998, Zenith Insurance submitted to such firm a written analysis in support of its proposed adjustments. Such adjustments would indicate that the value of the liabilities assumed by Zenith Insurance exceeds the value of the assets transferred to Zenith Insurance by as much as $71 million, and that the final purchase price will be no greater than the $35 million already paid by Zenith Insurance at closing. On July 24, 1998, RISCORP delivered to such firm RISCORP's initial submission indicating that its determination of the final purchase price is approximately $141 million. On July 31, 1998, Zenith Insurance and RISCORP made additional submissions to the Neutral Auditor and Neutral Actuary in support of the positions taken by the parties in their submissions on July 24, 1998.

              ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The Asset Purchase Agreement originally called for the Neutral Auditor and Neutral Actuary to issue a determination on the disputed items within 30 days after completion of Zenith Insurance's review of the Proposed Business
Balance Sheet on July 9, 1998, which would have resulted in a final purchase price no later than August 10, 1998. However, pursuant to agreement among Zenith Insurance, RISCORP and the Neutral Auditor and Neutral Actuary, the determination of the Neutral Auditor and Neutral Actuary is not required to be available until 90 days after the Neutral Auditor and Neutral Actuary received the submissions made by the parties on July 31, 1998. Also, the parties have been advised by the Neutral Auditor and Neutral Actuary that the availability of the determination may be delayed beyond that 90-day period because the Neutral Auditor amd Neutral Actuary had not received access to certain workpapers as of July 31, 1998. Zenith cannot predict the outcome of the price determination process, and the determination of the Neutral Auditor and Neutral Actuary related to the final purchase price may not be known until the fourth quarter of 1998. Accordingly, Zenith cannot predict the final purchase price at this time.

The RISCORP Acquisition was accounted for as a purchase by Zenith Insurance and the assets acquired, liabilities assumed and the results of operations from RISCORP at April 1, 1998 are included in Zenith's consolidated balance sheet and statement of operations as of and for the quarter ended June 30, 1998. Because of the considerable uncertainty and possible range of outcomes surrounding the determination of the final purchase price, the assets acquired and liabilities assumed from RISCORP reflected in Zenith's consolidated balance sheet as of June 30, 1998 represent management's estimate of their fair values at April 1, 1998, based on currently available information and the assumption that the final purchase price will be $35 million.

Based on such estimates and the assumption that the final purchase price is $35 million, the excess of the purchase price, including acquisition expense over the estimated fair value of net assets is approximately $74 million and is being amortized over 25 years. Since the $74 million is based on estimates and assumptions, it may materially change upon determination, and adjustment of the allocation, of the final purchase price. Estimated amortization expense of approximately $800,000 was recorded in the second quarter of 1998.

Evaluation and determination of the acquired assets and assumed liabilities are continuing, including: premiums receivable; reinsurance recoverables; state disability trust fund recoverable; accrued reinsurance commissions; deferred acquisition costs; and unpaid loss and loss adjustment expenses. Accordingly, the allocation of the purchase price may be adjusted.

Zenith Insurance has provided notice to RISCORP of certain breaches of representations, warranties and covenants made by RISCORP in the Asset Purchase Agreement. These breaches may result in recovery by Zenith Insurance of a portion of the purchase price otherwise payable by Zenith Insurance. In addition, Zenith Insurance believes it is entitled to receive certain assets of RISCORP, including security deposits held by state insurance departments, that were not transferred to Zenith Insurance at closing.

Zenith Insurance has entered into a binder pending the definitive contract to purchase ceded reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP.

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

PROPERTY-CASUALTY INSURANCE OPERATIONS

The business acquired from RISCORP contributed $24.8 million of premiums earned and an underwriting loss of $4.1 million in the three months and six months ended June 30, 1998. The RISCORP Acquisition reduced earnings per share in the second quarter of 1998 by $0.09 due to provisional goodwill amortization and other expenses. Underwriting results in Zenith's workers' compensation operation will continue to be adversely impacted by excess costs in the former RISCORP business, pending the integration of such former RISCORP business into Zenith's existing workers' compensation operations.

California wind and storm damage sustained by Other Property-Casualty operations in the first quarter of 1998 also contributed to the decline in the underwriting results for six months ended June 30, 1998 compared to the corresponding period in 1997.

Competition in the workers' compensation business continues to be intense. Excluding the effect of the additional premiums from the RISCORP Acquisition, premiums earned by Zenith on workers' compensation written both inside and outside of California decreased in the three months and six months ended June 30, 1998 compared to the corresponding periods in 1997. Profitability is dependent upon the ability to maintain adequate rates, manage claims costs and keep operating expenses in line with premium volume. Zenith is unable to predict when its California workers' compensation operation will return to underwriting profitability that is consistent with Zenith's historical experience.

Reinsurance premiums earned declined in the three months and six months ended June 30, 1998 compared to the corresponding period in 1997 due primarily to selected non-renewal of certain reinsurance treaties and softening of property catastrophe rates. The decrease in loss and loss adjustment expense ratio for Reinsurance is primarily due to favorable development for certain treaties.


INVESTMENTS

Invested assets and cash of approximately $230 million were added in the quarter ended June 30, 1998 as a result of the RISCORP Acquisition. The investment portfolio acquired in the RISCORP Acquisition consists of investment grade U.S. treasury notes, corporate debt and municipal debt.

At June 30, 1998, the unrealized appreciation on available for sale fixed maturities was $8.4 million, before deferred taxes, compared to an unrealized appreciation of $7.7 million, before deferred taxes, at December 31, 1997. This change resulted in an increase in stockholders' equity of $447,000, after deferred taxes, between December 31, 1997 and June 30, 1998. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market.

Investment income for the three and six months ended June 30, 1998 increased from the corresponding periods in 1997 primarily due to the increase in invested assets added by the RISCORP Acquisition.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The yields on invested assets, which vary with the general level of interest rates, were as follows:

----------------------------------------------------------------------------------------
                                       Three months ended             Six months ended
                                            June 30,                      June 30,
                                       1998          1997             1998        1997
----------------------------------------------------------------------------------------

Investment yield, before taxes         5.9%        6.1%               5.8%        5.9%
Investment yield, after taxes          3.9%        4.0%               3.7%        3.9%
----------------------------------------------------------------------------------------


Bonds with an investment grade rating represented 97% and 96% of the consolidated carrying values of fixed maturities at June 30, 1998 and December 31, 1997, respectively. The average maturity of the investment portfolio was 4.5 years at June 30, 1998 and 4.2 years at December 31, 1997.

The change in the carrying value of Zenith's consolidated investment portfolio during the six months ended June 30, 1998 is as follows:


(In thousands)
----------------------------------------------------------------------------------------
Carrying value at December 31, 1997                      $ 879,973
Purchases at cost                                          166,672
Investments acquired in RISCORP Acquisition                201,441
Maturities and redemptions                                 (47,891)
Proceeds from sale of available-for-sale investments      (131,178)
Net realized gain
     Available-for-sale                             3,026
     Other                                          3,148
                                                    -----
          Total
Change in unrealized gains                                   6,174
Decrease in short-term investments                           1,233
Net amortization of bonds and preferred stocks             (55,335)
     and other changes                                        (894)
----------------------------------------------------------------------------------------
Carrying value at June 30, 1998                        $ 1,020,195
----------------------------------------------------------------------------------------

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

Zenith has three revolving lines of credit amounting to $100 million available with aggregate availability at June 30, 1998 of $98 million.

The decrease in net cash provided by operating activities is primarily due to increased loss and loss adjustment expense payments which are not offset by premiums collected.

During January of 1998, Zenith repurchased 929,980 shares on the open market for a total purchase price of $23.3 million. The repurchase was funded by proceeds from the sale and maturities of certain securities.

On July 30, 1998, Zenith National Insurance Capital Trust I, a Delaware statutory business trust (the "Trust"), all of the voting securities of which are owned by Zenith, completed a Rule 144A offering of $75 Million of 8.55% Capital Securities (Liquidation Amount $1,000 per Capital Security), at a price of $996.24 per Capital Security. Each Capital Security pays semi-annual cumulative cash distributions at the annual rate of 8.55 % of the $1,000 Liquidation Amount.

The Trust used the proceeds from its offering to purchase $75 Million of Zenith's 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures"), which constitute the principal assets of the Trust. Zenith used $65 million from the net proceeds to make a capital contribution to Zenith Insurance. The remaining net proceeds will be used for general corporate purposes.

Interest payments on the Subordinated Debentures are payable semi-annually and may be deferred by Zenith for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith at the then present value of the remaining scheduled payments of principal and interest. Payments on the Capital Securities, including distributions and redemptions, follow those of the Subordinated Debentures.

The distributions on, and the liquidation amount generally of, the Capital Securities are fully and unconditionally guaranteed by Zenith, to the extent the Trust has funds legally available therefor. Zenith's guarantee of the Capital Securities, as well as the Subordinated Debentures are subordinated to all other indebtedness of Zenith.

On April 1, 1998, in connection with the closing of the RISCORP Acquisition, Zenith paid $35 million to RISCORP and subsequently repaid a $15 million indebtedness assumed from RISCORP, Inc.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

On May 20, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share on the outstanding shares, payable on August 15, 1998 to stockholders of record at the close of business on July 31, 1998.

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

In March of 1998, the National Association of Insurance Commissioners approved the codification of statutory accounting principles, clearing the way for states to adopt the codification which provides a comprehensive basis of statutory accounting and reporting for use by insurance departments, insurers, and auditors. Currently, it is not known which states will adopt the codification; therefore, the implementation date cannot be determined. Implementation of the codified statutory accounting principles may affect the surplus level and the capitalization requirements of Zenith's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of this condification.

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this Report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition; (2) adverse state and federal legislation and regulation:(3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms, and wind and hail losses;
(8) ability to timely and accurately complete the Year 2000 conversion process; (9) impact of any failure of third parties with whom Zenith does business to be Year 2000-compliant; (10) uncertainties related to the RISCORP Acquisition, including (a) the ability of Zenith to integrate on a profitable basis the business acquired from RISCORP, (b) the determination of the final purchase price, (c) the value of transferred assets and transferred liabilities, (d) the ability of Zenith to recover from RISCORP certain assets not transferred to Zenith at closing and (e) the ability of Zenith to recover any amounts from RISCORP for breaches of representations, warranties and covenants under the Asset Purchase Agreement; (11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (12) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Stockholders' Meeting of Zenith was held on May 20, 1998. The only matter presented to Stockholders was the election of Directors.

The tabulation of votes for the nominees, all of whom were elected, is as follows:


Director                                            Votes For               Votes Withheld
------------------------------------------------------------------------------------------
George E. Bello                                     14,348,725                     127,758
Max M. Kampelman                                    14,348,352                     128,131
Jack M. Ostrow                                      14,348,252                     128,231
William Steele Sessions                             14,348,655                     127,828
Harvey L. Silbert                                   14,347,223                     129,260
Robert M. Steinberg                                 13,676,107                     800,376
Saul P. Steinberg                                   14,346,704                     129,779
Gerald Tsai, Jr.                                    14,349,712                     126,771
Stanley R. Zax                                      14,345,655                     130,828
------------------------------------------------------------------------------------------

There were no votes cast against any Director, no abstentions, and no broker non-votes.


ITEM 5.  OTHER INFORMATION.

Pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), proposals of stockholders intended to be presented at Zenith's 1999 Annual Meeting of Stockholders must be received at the Zenith's principal executive offices not later than December 1, 1998, in order to be included in Zenith's proxy statement and form of proxy relating to the 1999 annual meeting.

On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 promulagated under the Exchange Act which governs a company's use of its discretionary proxy voting authority with respect to shareholder proposals not sought to be included in a company's proxy statement pursuant to Rule 14a-8. Pursuant to the amended Rule 14a-4, if a company is not notified of a shareholder proposal 45 days prior to the month and day of mailing of the proxy statement for the prior year's annual meeting, then the management proxies would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without having to include any discussion of the matter in the company's proxy statement. The new Rule 14a-4 notice deadline is effective starting with the 1999 shareholders' meeting.

In the case of Zenith, the Rule 14a-4 deadline for written notice to Zenith of shareholder proposals that are not sought to be included in Zenith's proxy statement with respect to Zenith's 1999 Annual Meeting of Stockholders is February 13, 1999.

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

10.1* Employment Agreement, dated October 20, 1997, between Zenith and
      Jack D. Miller.

11 Statement re computation of per share earnings. (Note 2 of the consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

27    Financial data schedule

----------------------------
*     Management and compensatory plan.


(b)        Reports on Form 8-K

           The Registrant filed a Current Report on Form 8-K dated April 1, 1998 on April 16, 1998, an amendment thereto on Current Report on Form 8-K/A dated April 1, 1998 on June 12, 1998 and a Current Report on Form 8-K dated July 9, 1998 on July 9, 1998 in connection with the acquisition by Zenith Insurance of substantially all the assets and certain of the liabilities of RISCORP.

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




                                       ZENITH NATIONAL INSURANCE CORP.
                                                            Registrant


Date:   August 14, 1998                     /s/  STANLEY R. ZAX
                                            ----------------------------------
                                            Stanley R. Zax
                                            Chairman of the Board and President
                                            (Principal Executive Officer)


Date:   August 14, 1998                     /s/  FREDRICKA TAUBITZ
                                            ----------------------------------
                                            Fredricka Taubitz
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)