Form 10-Q
period 1998-09-30
ZENITH NATIONAL INSURANCE CORP
filed 1998-11-13
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

                                Yes [ X ] No [ ]


Number of shares of Common Stock, $1 par value per share, outstanding as of close of business on October 31, 1998: 17,043,064, net of 7,821,770 shares of treasury stock.

                          PART 1, FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,   December 31,
(In thousands, except per share data)                                                      1998           1997
------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS:
Investments:
   Fixed maturities:
      At amortized cost (fair value $40,100 in 1998 and $48,266 in 1997)              $    38,395       $   46,948
      At fair value (cost $711,519 in 1998 and $534,771 in 1997)                          727,028          542,479
   Floating rate preferred stocks, at fair value (cost $16,614 in 1998 and
       $14,614 in 1997)                                                                    17,887           15,670
   Convertible and non-redeemable preferred stocks, at fair value (cost
      $7,679 in 1998 and 6,672 in 1997)                                                     7,216            6,602
   Common stocks, at fair value (cost $30,233 in 1998 and $17,790 in 1997)                 30,996           23,439
   Short-term investments (at cost, which approximates fair value)                        225,659          209,827
   Other investments                                                                       39,668           35,008
                                                                                        ---------        ----------

        Total Investments                                                               1,086,849          879,973

Cash (restricted cash $3,054 in 1998 and $5,524 in 1997)                                    8,581           12,504
Accrued investment income                                                                  13,998            9,523
Premiums receivable                                                                       116,380           72,813
Receivable from reinsurers, state trust funds and prepaid reinsurance
   premiums                                                                               482,729          106,067
Deferred policy acquisition costs                                                          21,885           20,840
Properties and equipment, less accumulated depreciation                                    79,592           54,531
Federal income taxes                                                                       36,034           19,940
Intangible assets                                                                          83,438            9,600
Other assets                                                                               78,573           66,365
                                                                                        ---------        ----------
        TOTAL ASSETS                                                                  $ 2,008,059       $1,252,156
                                                                                        ---------        ----------
                                                                                        ---------        ----------


(continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,     December 31,
(In thousands, except per share data)                                                                1998            1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
LIABILITIES:
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                                     $ 1,209,505       $  613,266
    Unearned premiums                                                                                168,394          128,469
Policyholders' dividends accrued                                                                       7,554            5,360
Other policyholder funds                                                                                                6,407
Reserves on loss portfolio transfers                                                                   9,911           11,054
Payable to banks and other notes payable                                                              10,816           13,742
Senior notes payable, less unamortized issue costs of $435 in 1998 and
    $526 in 1997                                                                                      74,565           74,474
Other liabilities                                                                                    104,543           37,518
                                                                                                  -----------        --------
         TOTAL LIABILITIES                                                                         1,585,288          890,290
                                                                                                  -----------        --------

REDEEMABLE SECURITIES:
Company-obligated, mandatorily redeemable capital securities of Zenith
   National Insurance Capital Trust I, holding solely 8.55% Subordinated
   Deferrable Interest Debentures due 2028, of Zenith National Insurance
   Corp., less unamortized issue cost and discount of $1,672 in 1998                                  73,328
                                                                                                   ----------        --------
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1998 and 1997
Common stock, $1 par - shares authorized 50,000; issued 24,865,
   outstanding 17,043 in 1998, issued 24,681, outstanding 17,819 in 1997                              24,865           24,681
Additional paid-in capital                                                                           268,375          264,098
Retained earnings                                                                                    191,680          186,268
Net unrealized appreciation on investments, net of deferred tax expense of
   $5,955 in 1998 and $5,025 in 1997                                                                  11,059            9,332
                                                                                                   ----------       ----------
                                                                                                     495,979          484,379
Less treasury stock, at cost (7,822 shares in 1998 and 6,862 shares in 1997)                        (146,536)        (122,513)
                                                                                                  ----------       ----------
        TOTAL STOCKHOLDERS' EQUITY                                                                   349,443          361,866
                                                                                                  ----------       ----------
      TOTAL LIABILITIES, REDEEMABLE SECURITIES AND
        STOCKHOLDERS' EQUITY                                                                      $2,008,059       $1,252,156
                                                                                                  ----------       ----------
                                                                                                  ----------       ----------


The accompayning notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
(In thousands, except per share data)                   1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES:
Premiums earned                                       $136,151       $120,475       $392,489       $368,669
Net investment income                                   15,194         13,272         42,108         39,126
Realized gains on investments                            2,164          1,861          8,338          5,733
Real estate sales                                        8,398         11,480         28,830         32,617
Service fee income                                       1,206                         2,598
                                                       --------       --------       --------       --------
        Total revenues                                 163,113        147,088        474,363        446,145
EXPENSES:
Loss and loss adjustment expenses incurred             101,690         81,104        280,199        258,051
Policy acquisition costs                                25,707         22,834         74,696         69,196
Other underwriting and operating expenses               19,233         17,902         58,076         49,521
Policyholders' dividends and participation                 441            533            378           (433)
Real estate construction and operating costs             8,210         11,225         28,248         31,424
Amortization of provisional goodwill                       765                         1,530
Interest expense                                         1,908            980          3,416          2,932
                                                       --------       --------       --------       --------
        Total expenses                                 157,954        134,578        446,543        410,691

Income before federal income tax expense                 5,159         12,510         27,820         35,454

Federal income tax expense                               1,659          4,510          9,620         12,454
                                                       --------       --------       --------       --------
        NET INCOME                                    $  3,500       $  8,000       $ 18,200       $ 23,000
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
EARNINGS PER SHARE:
Net income per common share - basic                   $   0.21       $   0.45       $   1.07       $   1.30
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
Net income per common share - diluted                 $   0.20       $   0.45       $   1.06       $   1.29
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
Additional Required Disclosure
Net income                                            $  3,500       $  8,000       $ 18,200       $ 23,000
Change in unrealized appreciation on investments           925          8,539          1,727          8,629
                                                       --------       --------       --------       --------
Comprehensive Income                                  $  4,425       $ 16,539       $ 19,927       $ 31,629
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------


The accompanying notes are an integral part of this statement.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                                                          Nine Months Ended
                                                                                           September 30,
 (In thousands)                                                                         1998             1997
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected                                                                   $ 431,867       $ 393,281
Investment income received                                                              40,379          37,612
Proceeds from sales of real estate                                                      28,830          32,617
Loss and loss adjustment expenses paid                                                (299,178)       (256,326)
Underwriting and other operating expenses paid                                        (145,420)       (121,799)
Real estate construction costs paid                                                    (35,665)        (36,612)
Reinsurance premiums paid                                                              (24,451)        (20,964)
Interest paid                                                                           (3,706)         (3,185)
Income taxes paid                                                                       (5,352)         (4,497)
Net proceeds from sales of trading portfolio investments                                                 1,416
                                                                                      --------        --------
        Net cash (used in) provided by operating activities                            (12,696)         21,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments:
   Investment securities available-for-sale                                           (252,200)        (61,985)
   Other investments                                                                    (7,008)         (4,146)
Proceeds from maturities and redemptions of investments:
   Fixed maturities held-to-maturity                                                     8,379           4,290
   Investment securities available-for-sale                                             55,073          22,204
   Other investments                                                                                     3,452
Proceeds from sales of investments:
   Investment securities available-for-sale                                            210,448          74,454
   Other investments                                                                     6,182           5,295
Net change in short-term investments                                                   (13,462)        (45,800)
Capital expenditures and other, net                                                     (8,325)         (7,525)
                                                                                      --------        --------
        Net cash used in investing activities                                             (913)         (9,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note assumed from RISCORP                                                 (15,000)
Cash payment to RISCORP                                                                (35,000)
RISCORP acquisition costs                                                               (7,660)         (1,291)
Cash acquired in RISCORP Acquisition                                                    29,553
Net cash received from Zenith National Insurance Capital Trust I 8.55%
   Capital Securities                                                                   73,320
Cash advanced from bank construction loans                                              23,015          29,751
Cash repaid on bank construction loans                                                 (25,941)        (30,411)
Cash advanced from bank lines of credit                                                  2,000
Cash repaid on bank lines of credit                                                     (2,000)
Cash dividends paid to common stockholders                                             (12,739)        (13,275)
Proceeds from exercise of stock options                                                  4,161           3,919
Purchase of treasury shares                                                            (24,023)           (285)
                                                                                      --------        --------
        Net cash provided by (used in) financing activities                              9,686         (11,592)
                                                                                      --------        --------
Net (decrease) increase in cash                                                         (3,923)            190
Cash at beginning of period                                                             12,504          12,125
                                                                                      --------        --------
        Cash at end of period                                                        $   8,581       $  12,315
                                                                                      --------        --------
                                                                                      --------        --------


(continued)

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)

--------------------------------------------------------------------------------------------
                                                                        Nine Months Ended
                                                                          September 30,
 (In thousands)                                                        1998           1997
--------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS
   FROM OPERATING ACTIVITIES:
Net Income                                                           $ 18,200       $23,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     7,866         4,391
      Realized gains on investments                                    (8,338)       (5,733)
      Net proceeds from trading portfolio                                             1,416
Decrease (increase) in:
   Accrued investment income                                           (1,334)       (1,260)
   Premiums receivable                                                 21,971        (3,851)
   Receivable from reinsurers, state trust funds and prepaid
      reinsurance premiums                                             29,132         1,821
   Deposit receivable                                                                 2,066
   Deferred policy acquisition costs                                   (7,362)       (1,377)
   Federal income taxes                                                 4,095         7,967
   Real estate construction in progress                                (9,496)       (7,045)
Increase (decrease) in:
   Unpaid loss and loss adjustment expenses                           (59,970)         (682)
   Unearned premiums                                                   (3,252)       11,140
   Other policyholder funds                                            (6,407)       (2,707)
   Other                                                                2,199        (7,603)
                                                                      -------        ------
        Net cash (used in) provided by operating activities          $(12,696)      $21,543
                                                                      -------        ------
                                                                      -------        ------


The accompanying notes are an integral part of this statement.
See Note 3 for non-cash activities related to the RISCORP Acquisition.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
--------------------------------------------------------------------------------

Note 1.     Basis of Presentation

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith National Insurance Corp. and subsidiaries (collectively, "Zenith") for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. Certain prior year balances have been reclassified to conform to current year presentation.

The initial recording of the RISCORP Acquisition (see Note 3) is based on a purchase price subject to a dispute resolution process. Since this dispute resolution process and the valuation of the acquired assets and liabilities are continuing, the allocation of the purchase price and the provisional goodwill may change materially.

Note 2.     Computation of Earnings Per Share

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
(In thousands, except per share data)                       1998         1997          1998         1997
--------------------------------------------------------------------------------------------------------
(A)         Net income                                     $3,500       $8,000      $18,200      $23,000
--------------------------------------------------------------------------------------------------------

(B)         Weighted average outstanding
                shares during the period                   17,055       17,725       17,018       17,687
            Additional common shares issuable
                 under employee stock option plans
                 using the treasury stock method (1)          113          193          155          169
--------------------------------------------------------------------------------------------------------
(C)         Weighted average number of common
                 shares outstanding assuming
                 exercise of stock options                 17,168       17,918       17,173       17,856
--------------------------------------------------------------------------------------------------------

(A)/(B)     Net income per common share - basic             $0.21        $0.45        $1.07        $1.30
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
(A)/(C)     Net income per common share - diluted           $0.20        $0.45        $1.06        $1.29
--------------------------------------------------------------------------------------------------------

(1) 1997 per common share data have been restated to conform to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
-------------------------------------------------------------------------------

The Asset Purchase Agreement originally called for the Neutral Auditor and Neutral Actuary to issue a determination on the disputed items within 30 days after completion of Zenith Insurance's review of the Proposed Business Balance Sheet on July 9, 1998, which would have resulted in a final purchase price no later than August 10, 1998. However, pursuant to agreement among Zenith Insurance, RISCORP and the Neutral Auditor and Neutral Actuary, the determination of the Neutral Auditor and Neutral Actuary is not required to be available until 90 days after the Neutral Auditor and Neutral Actuary received the submissions made by the parties on July 31, 1998. Also, the Neutral Auditor and Neutral Actuary have advised that the availability of the determination may be delayed beyond that 90-day period because the Neutral Auditor and Neutral Actuary had not received access to certain workpapers as of July 31, 1998. On November 10, 1998, RISCORP requested that the Neutral Auditor and Neutral Actuary consider additional materials that RISCORP will deliver on November 13, 1998, and consideration of these additional materials may further delay the availability of the determination by the Neutral Auditor and the Neutral Actuary. Zenith cannot predict the outcome of the price determination process, and the determination of the Neutral Auditor and Neutral Actuary related to the final purchase price will not be known until the fourth quarter of 1998 or later. Accordingly, Zenith cannot predict the final purchase price at this time.

The RISCORP Acquisition was accounted for as a purchase by Zenith Insurance and the assets acquired, liabilities assumed and the results of operations from RISCORP at April 1, 1998 are included in Zenith's consolidated balance sheet and statement of operations as of and for the quarter ended September 30, 1998. Because of the considerable uncertainty and possible range of outcomes surrounding the determination of the final purchase price, the assets acquired and liabilities assumed from RISCORP reflected in Zenith's consolidated balance sheet as of September 30, 1998 represent management's estimate of their fair values at April 1, 1998, based on currently available information and the assumption that the final purchase price will be $35 million.

Based on such estimates and the assumption that the final purchase price is $35 million, the excess of the purchase price, including acquisition expense, over the estimated fair value of net assets is approximately $76 million and is being amortized over 25 years. Since the $76 million is based on estimates and assumptions, it may materially change upon determination, and adjustment of the allocation, of the final purchase price. Estimated amortization expense, from April 1, 1998, of $0.8 million and $1.5 million was recorded in the three and nine months ended September 30, 1998, respectively.

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

(In thousands)                                                 April 1, 1998
----------------------------------------------------------------------------
Assets
Invested assets, primarily U.S. Government issues                 $201,441
Cash                                                                29,553
Premiums receivable                                                 58,158
Receivable from reinsurers and state trust funds                   355,794
Intangible assets                                                   65,815
Other assets                                                        54,090
----------------------------------------------------------------------------
Total assets                                                       764,851
----------------------------------------------------------------------------
Liabilities
Unpaid loss and loss adjustment expense                            656,209
Unearned premium reserve                                            43,177
Other liabilities                                                   30,465
----------------------------------------------------------------------------
Total liabilities                                                  729,851
----------------------------------------------------------------------------
Assumed purchase price                                            $ 35,000
----------------------------------------------------------------------------

Pro forma total revenues for Zenith (after giving effect to the RISCORP Acquisition as if it had been consummated at the beginning of the respective periods) were approximately $163.1 million and $197.5 million, respectively, for the three months ended, and $506.7 million and $604.0 million, respectively, for the nine months ended, September 30, 1998 and 1997. Pro forma net income was approximately $3.5 million and $10.8 million, respectively, for the three months ended, and $6.6 million and $26.7 million, respectively, for the nine months ended, September 30, 1998 and 1997. Earnings per share were approximately $0.21 (basic) and $0.20 (diluted) and $0.61 (basic) and $0.60 (diluted), respectively, for the three months ended, and $0.39 (basic) and $0.38 (diluted) and $1.51 (basic) and $1.50 (diluted), respectively, for the nine months ended, September 30, 1998 and 1997.

Such pro forma data has been derived in part from the historical statement of operations data of RISCORP, Inc. as reported by RISCORP, Inc. for the three months ended March 31, 1998 and nine months ended September 30, 1997. Zenith specifically disclaims any responsibility for the accuracy or completeness of such historical RISCORP, Inc. data or such pro forma data to the extent it is based on such historical data. Further, such pro forma data may not necessarily be indicative of future total revenues or future net income or what they might have been if the RISCORP Acquisition had been consummated at the beginning of each of the respective periods.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
-------------------------------------------------------------------------------

Note 4.     Comprehensive Income

As of January 1, 1998, Zenith adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Comprehensive income includes net income and all changes in stockholders' equity (except those arising from transactions with stockholders) and changes in net unrealized appreciation (depreciation) on investments. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the financial position or results of operations.

Note 5.     Costs of Computer Software Developed or Obtained for Internal Use

Zenith adopted Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1998. SOP 98-1 requires capitalization of certain internal and external costs associated with computer software developed or obtained for internal use. For the three and nine months ended September 30, 1998, software capitalization was $3.2 million and $4.8 million, respectively.

Note 6.     New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The new pronouncement, which is effective for all fiscal quarters beginning after June 15, 1999, requires that all companies carry derivatives on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in income when they occur, unless the derivative qualifies for hedge accounting. Zenith does not currently have any derivatives and therefore does not believe that there will be any impact on its financial statements as a result of the adoption of SFAS No. 133.

Note 7.     Capital Securities and Subordinated Debentures

On July 30, 1998, Zenith issued $75 million of 8.55% Capital Securities at a price of $996.24 per security through the Zenith National Insurance Capital Trust I, a Delaware statutory business trust (the "Trust") all of the voting securities of which are owned by Zenith. Each Capital Security pays semi-annual cumulative cash distributions at the annual rate of 8.55% of the $1,000 liquidation amount per security.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
-------------------------------------------------------------------------------

The Trust used the proceeds from its offering to purchase $75 million of Zenith's 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures"), which constitute the principal asset of the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith at the then present value of the remaining scheduled payments of principal and interest. Payments on the Capital Securities, including distributions and redemptions, follow those of the Subordinated Debentures. Zenith used $65 million from the net proceeds to make a capital contribution to Zenith Insurance. The remaining net proceeds were used for general corporate purposes. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During the three months and nine months ended September 30, 1998, approximately $9,000 of such costs were amortized.

Zenith fully and unconditionally guaranteed the distributions on, and the liquidation amount generally of, the Capital Securities to the extent the Trust has funds legally available therefor. Zenith's guarantee of the Capital Securities, as well as the Subordinated Debentures, are subordinated to all other indebtedness of Zenith.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Zenith's principal source of consolidated earnings is the income, including investment income, from the operations of its property-casualty insurance business. The comparative results of operations are set forth in the table below, followed by a discussion of significant changes.

---------------------------------------------------------------------------------------------------------
                                                              Three Months Ended        Nine Months Ended
                                                                September 30,             September 30,
(In thousands)                                              1998         1997         1998         1997
---------------------------------------------------------------------------------------------------------
Investment income, after taxes                            $10,229       $8,799      $28,127       $25,941
Realized gains on investments, after taxes                  1,407        1,209        5,420         3,726
---------------------------------------------------------------------------------------------------------
Sub-total                                                  11,636       10,008       33,547        29,667
---------------------------------------------------------------------------------------------------------

Property-casualty underwriting loss, after taxes:
     Loss excluding catastrophes                           (3,204)        (677)      (4,547)       (2,606)
     Catastrophe loss                                      (2,600)         (65)      (5,850)         (975)
---------------------------------------------------------------------------------------------------------
Property-casualty underwriting loss, after taxes           (5,804)        (742)     (10,397)       (3,581)
---------------------------------------------------------------------------------------------------------

Income from real estate operations, after taxes               122          165          378           764
Interest expense, after taxes                              (1,240)        (637)      (2,220)       (1,906)
Parent expenses, after taxes                               (1,214)        (794)      (3,108)       (1,944)
---------------------------------------------------------------------------------------------------------
Net income                                                 $3,500       $8,000      $18,200       $23,000
---------------------------------------------------------------------------------------------------------

                    ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Premiums earned, underwriting results and combined ratios before taxes for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
(Dollars in thousands)                                     1998             1997             1998             1997
----------------------------------------------------------------------------------------------------------------------
Premiums earned:
   Workers' compensation
      California                                         $ 31,157         $ 31,283         $ 91,601          $100,520
      Outside California                                   41,024           27,475          110,582            81,861
                                                         -------------------------------------------------------------
        Total workers' compensation                        72,181           58,758          202,183           182,381
   Other property-casualty                                 56,162           53,273          167,317           160,748
   Reinsurance                                              7,808            8,444           22,989            25,540
                                                         -------------------------------------------------------------
          Total                                          $136,151         $120,475         $392,489          $368,669
                                                         -------------------------------------------------------------
                                                         -------------------------------------------------------------
Underwriting income (loss) before taxes:
   Workers' compensation                                 $(13,154)        $ (6,245)        $(29,331)         $(19,003)
   Other property-casualty                                  3,165            2,246            4,916             4,882
   Reinsurance                                              1,070            3,004            8,963             9,005
                                                         -------------------------------------------------------------
          Total                                          $ (8,919)        $   (995)        $(15,452)         $ (5,116)
                                                         -------------------------------------------------------------
                                                         -------------------------------------------------------------
Combined loss and expense ratios:
   Workers' compensation
      Loss and loss adjustment expenses                      83.5%            75.7%            78.9%             77.3%
      Underwriting expenses                                  34.1%            34.0%            35.4%             33.1%
      Dividends to policyholders                              0.6%             0.9%             0.2%
                                                         -------------------------------------------------------------
          Combined ratio                                    118.2%           110.6%           114.5%            110.4%
   Other property-casualty
      Loss and loss adjustment expenses                      64.3%            63.5%            66.2%             65.9%
      Underwriting expenses                                  30.1%            32.3%            30.9%             31.1%
                                                         -------------------------------------------------------------
          Combined ratio                                     94.4%            95.8%            97.1%             97.0%
   Reinsurance
      Loss and loss adjustment expenses                      67.5%            33.3%            42.4%             43.9%
      Underwriting expenses                                  18.8%            31.1%            18.6%             20.9%
                                                         -------------------------------------------------------------
          Combined ratio                                     86.3%            64.4%            61.0%             64.8%
Total property-casualty
   Loss and loss adjustment expenses                         74.7%            67.3%            71.3%             70.0%
   Underwriting expenses                                     31.6%            33.1%            32.5%             31.4%
   Dividends to policyholders                                 0.3%             0.4%             0.1%
                                                         -------------------------------------------------------------
          Combined ratio                                    106.6%           100.8%           103.9%            101.4%
                                                         -------------------------------------------------------------
                                                         -------------------------------------------------------------

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The Asset Purchase Agreement originally called for the Neutral Auditor and Neutral Actuary to issue a determination on the disputed items within 30 days after completion of Zenith Insurance's review of the Proposed Business Balance Sheet on July 9, 1998, which would have resulted in a final purchase price no later than August 10, 1998. However, pursuant to agreement among Zenith Insurance, RISCORP and the Neutral Auditor and Neutral Actuary, the determination of the Neutral Auditor and Neutral Actuary is not required to be available until 90 days after the Neutral Auditor and Neutral Actuary received the submissions made by the parties on July 31, 1998. Also, the Neutral Auditor and Neutral Actuary have advised that the availability of the determination may be delayed beyond that 90-day period because the Neutral Auditor and Neutral Actuary had not received access to certain workpapers as of July 31, 1998. On November 10, 1998 RISCORP requested that the Neutral Auditor and the Neutral Actuary consider additional materials that RISCORP will deliver on November 13, 1998, and consideration of these additional materials may further delay the availability of the determination by the Neutral Auditor and the Neutral Actuary. Zenith cannot predict the outcome of the price determination process, and the determination of the Neutral Auditor and Neutral Actuary related to the final purchase price will not be known until the fourth quarter of 1998 or later. Accordingly, Zenith cannot predict the final purchase price at this time.

The RISCORP Acquisition was accounted for as a purchase by Zenith Insurance and the assets acquired, liabilities assumed and the results of operations from RISCORP at April 1, 1998 are included in Zenith's consolidated balance sheet and statement of operations as of and for the quarter ended September 30, 1998. Because of the considerable uncertainty and possible range of outcomes surrounding the determination of the final purchase price, the assets acquired and liabilities assumed from RISCORP reflected in Zenith's consolidated balance sheet as of September 30, 1998 represent management's estimate of their fair values at April 1, 1998, based on currently available information and the assumption that the final purchase price will be $35 million.

Based on such estimates and the assumption that the final purchase price is $35 million, the excess of the purchase price, including acquisition expense, over the estimated fair value of net assets is approximately $76 million and is being amortized over 25 years. Since the $76 million is based on estimates and assumptions, it may materially change upon determination, and adjustment of the allocation, of the final purchase price. Estimated amortization expense, from April 1, 1998, of $0.8 million and $1.5 million was recorded in the three and nine months ended September 30, 1998, respectively.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

PROPERTY-CASUALTY INSURANCE OPERATIONS

The business acquired from RISCORP, effective April 1, 1998, contributed $22.7 million and $47.4 million of workers' compensation premiums earned in the three and nine months ended September 30, 1998, respectively. This business contributed an underwriting loss, before taxes, of $5.5 million and $9.6 million in the three and nine months ended September 30, 1998, respectively. The RISCORP Acquisition reduced earnings per share in the three and nine months ended September 30, 1998 by $0.09 and $0.18, respectively, due to provisional goodwill amortization and other expenses. Excess costs in the former RISCORP business will adversely impact the underwriting results in Zenith's workers' compensation operation, pending the integration of such former RISCORP business into Zenith's existing workers' compensation operations.

Competition in the workers' compensation business continues to be intense. Excluding the effect of the additional premiums from the RISCORP Acquisition, premiums earned by Zenith's workers' compensation written both inside and outside of California decreased in the three months and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The underwriting results for the three and nine months ended September 30, 1998 include $2.0 million, before tax, of losses related to catastrophic workers' compensation claims in the third quarter.

Profitability is dependent upon the ability to maintain adequate rates, manage claims costs and keep operating expenses in line with premium volume. Zenith is unable to predict when its workers' compensation operation will return to underwriting profitability that is consistent with Zenith's historical experience.

California wind and storm damage sustained by Zenith's other property-casualty operations in the first quarter of 1998 also contributed to the decline in the underwriting results for nine months ended September 30, 1998 compared to the corresponding period in 1997. Notwithstanding these catastrophe losses and intense competition, Zenith's other property-casualty operations are achieving favorable underwriting results.

Reinsurance premiums earned declined in the three months and nine months ended September 30, 1998 compared to the corresponding periods in 1997 due primarily to selected non-renewal of certain reinsurance treaties and softening of property catastrophe rates. The underwriting results for the three and nine months ended September 30, 1998 include estimated catastrophe losses related to Hurricane Georges of $2.0 million before taxes in the third quarter. The decrease in the loss and loss adjustment expense ratio for reinsurance, excluding the impact of Hurricane Georges, for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 is due to favorable development for certain treaties in addition to current operations.

Total catastrophe losses reduced earnings per share by $0.15 and $0.34 per share for the three and nine months ended September 30, 1998, respectively, as compared to none and $0.05 per share for the corresponding periods in 1997.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

INVESTMENTS

Zenith's invested assets and cash increased by approximately $230 million as a result of the RISCORP Acquisition. The investment portfolio acquired in the RISCORP Acquisition consists of investment grade U.S. treasury notes, corporate debt and municipal debt.

Investment income for the three and nine months ended September 30, 1998 increased from the corresponding periods in 1997 primarily due to the increase in invested assets added by the RISCORP Acquisition.

The yields on invested assets, which vary with the general level of interest rates, were as follows:

                                                     Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                    1998          1997          1998          1997
---------------------------------------------------------------------------------------------------
Investment yield, before taxes                       5.8%          6.0%          5.9%          5.9%
Investment yield, after taxes                        3.9%          4.0%          3.9%          3.9%
---------------------------------------------------------------------------------------------------

Bonds with an investment grade rating represented 97% and 96% of the consolidated carrying values of fixed maturities at September 30, 1998 and December 31, 1997, respectively. The average maturity of the investment portfolio was 4.7 years at September 30, 1998 and 4.2 years at December 31, 1997.

The total fair value of fixed maturity investments, and the unrealized gain on held-to-maturity and available-for-sale fixed maturity investments, were as follows:

                                                                Unrealized Gain on Fixed Maturities
                                                             --------------------------------------------
                                        Total Fair            Held-to-Maturity          Available-for-Sale
                                         Value of            ---------------           ------------------
(in thousands)                       Fixed Maturities           Before Tax        Before Tax      After Tax
-----------------------------------------------------------------------------------------------------------
At September 30, 1998                   $992,787                  $1,705           $15,455         $10,045
At December 31, 1997                     800,572                   1,318             7,744           5,034
At September 30, 1997                    788,232                     738             3,645           2,369
-----------------------------------------------------------------------------------------------------------

The change in fair value of fixed maturity investments available-for-sale resulted in an increase in stockholders' equity of $5.0 million, after deferred taxes, between December 31, 1997 and September 30, 1998.
Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The change in the carrying value of Zenith's consolidated investment portfolio during the nine months ended September 30, 1998 was as follows:

(in thousands)
---------------------------------------------------------------------------------------------------
Carrying value at December 31, 1997                                                      $ 879,973
Purchases at cost                                                                          259,208
Investments acquired in RISCORP Acquisition                                                201,441
Maturities and redemptions                                                                 (63,452)
Proceeds from sales of investments                                                        (216,631)
Net realized gain on:
     Investments available-for-sale                                          4,928
     Other investments                                                       3,410
                                                                            ------
           Total                                                                             8,338
Change in unrealized gains                                                                   2,657
Increase in short-term investments                                                          13,462
Net amortization of bonds and preferred stocks and
     other changes                                                                           1,853
---------------------------------------------------------------------------------------------------
          Carrying value at September 30, 1998                                          $1,086,849
---------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The decrease in net cash provided by operating activities is primarily due to a $26.4 million decrease in cash flows from workers' compensation operations caused by a decrease in premium income (net of ceded reinsurance). Also, principally as a result of the RISCORP Acquisition, there was an increase in workers' compensation loss and loss adjustment expense payments associated with the unpaid loss and loss adjustment expense reserves acquired April 1, 1998 and an increase in operating expenses.

Zenith has three revolving, unsecured lines of credit amounting to $100 million, all of which is available at September 30, 1998.

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows; and available lines of credit to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

During the first nine months of 1998, Zenith repurchased 960,180 shares on the open market for a total purchase price of $24 million. The repurchase was funded by proceeds from the sale and maturity of certain investment securities.

On July 30, 1998, Zenith issued $75 million of 8.55% Capital Securities at a price of $996.24 per security through the Zenith National Insurance Capital Trust I, a Delaware statutory business trust (the "Trust"), all of the voting securities of which are owned by Zenith. Each Capital Security pays semi-annual cumulative cash distributions at the annual rate of 8.55% of the $1,000 liquidation amount per security.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The Trust used the proceeds from its offering to purchase $75 million of Zenith's 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures"), which constitute the principal asset of the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith at the then present value of the remaining scheduled payments of principal and interest. Payments on the Capital Securities, including distributions and redemptions, follow those of the Subordinated Debentures. Zenith used $65 million from the net proceeds to make a capital contribution to Zenith Insurance. The remaining net proceeds were used for general corporate purposes. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During the three months and nine months ended September 30, 1998, approximately $9,000 of such costs were amortized.

Zenith fully and unconditionally guaranteed the distributions on, and the liquidation amount generally of, the Capital Securities to the extent the Trust has funds legally available therefor. Zenith's guarantee of the Capital Securities, as well as the Subordinated Debentures, are subordinated to all other indebtedness of Zenith.

The net proceeds from the Capital Securities were primarily invested by Zenith in various short-term securities which, in the aggregate, yield less than the interest cost of the Subordinated Debenture.

On September 28, 1998, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share on the outstanding shares, payable on November 13, 1998 to stockholders of record at the close of business on October 30, 1998.

On April 1, 1998, in connection with the closing of the RISCORP Acquisition, Zenith Insurance paid $35 million to RISCORP and subsequently repaid $15 million in indebtedness assumed from RISCORP, Inc.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

YEAR 2000

The Year 2000 Problem refers to the inability of information technology ("IT") and non-information technology ("non-IT") systems to accurately process dates during and after 1999. IT systems include computer hardware and software. Non-IT systems include equipment that incorporates embedded micro controllers such as elevators, security systems and HVAC systems. If not corrected, the processes of IT and non-IT systems that are date sensitive could fail or miscalculate data resulting in disruptions of operations such as a temporary inability to process transactions, send and receive electronic data with third parties or otherwise engage in normal business activities. There may also be a negative impact on the economic and social infrastructure on which Zenith depends.

In early 1996, Zenith formed a Year 2000 team consisting of staff familiar with the Company's IT and non-IT systems to coordinate the elimination, to the extent possible, of Zenith's exposure to the Year 2000 problem. Reports of the Year 2000 team's efforts are presented to Zenith's Board of Directors periodically.

Since 1996, Zenith has been systematically replacing and modifying its internal systems to function correctly with dates from 1999 forward, thereby rendering them "Year 2000 Compliant." Internal systems ("Internal Systems") consist of (1) core information technology systems supporting corporate level accounting and financial reporting processes ("Core Corporate IT Systems");
(2) core information technology systems supporting operational processes involving (a) underwriting, premium collection and claims processes in Zenith's insurance operations (including those systems acquired in the RISCORP Acquisition) and (b) land acquisitions, development, construction, sales and escrow tracking/monitoring in the Perma-Bilt operations ("Core Operational IT Systems"); (3) computer networks and communications infrastructure ("IT Infrastructure"); (4) personal and laptop computers including applications ("Other IT Equipment"); and (5) owned facility systems which rely on non-computer equipment incorporating embedded microprocessors, such as elevators, HVAC and security as well as office equipment such as facsimile and copy machines and postage meters ("Facilities and Other Non-IT Systems"). The majority of Zenith's Year 2000 compliance efforts have been staffed internally, although Zenith has engaged and will continue to engage technical consultants to assist its internal staff, as well as to assist Zenith in reviewing its progress.

The Internal Systems are being corrected through a process with five phases, some of which are concurrent: (1) Inventory (listing IT and non-IT systems and their components); (2) Assessment (identifying possible Year 2000-related failures and developing strategies to repair, replace, or eliminate them);
(3) Remediation (creating or acquiring corrections to identified deficiencies); (4) Validation (confirming whether corrections would be successful); and (5) Implementation (installing corrections into the business operations for general use).

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The status and scheduled completion dates of efforts to make the Internal Systems supporting Zenith's operations Year 2000 Compliant are as follows:

                                     Inventory      Assessment     Remediation       Validation      Implementation
                                     ------------------------------------------------------------------------------
Core Corporate IT Systems:          Completed      Completed        Completed         3/31/99          3/31/99
-------------------------
Core Operational IT Systems:
---------------------------------
  Workers' Compensation             Completed      Completed        Completed         3/31/99          4/30/99
  Other Property-Casualty           Completed      Completed         3/31/99          3/31/99          4/30/99
  Reinsurance                       Completed      Completed        Completed        Completed        Completed
  Perma-Bilt                        Completed      Completed        Completed         3/31/99          4/30/99

IT Infrastructure:
---------------------------------
  Workers' Compensation             11/30/98        3/31/99          6/30/99          7/31/99          7/31/99
  Other Property-Casualty           11/30/98        3/31/99          6/30/99          7/31/99          7/31/99
  Reinsurance                       11/30/98        3/31/99          6/30/99          7/31/99          7/31/99
  Perma-Bilt                        Completed      Completed        Completed         3/31/99          3/31/99

Other IT Equipment:
---------------------------------
  Workers' Compensation             12/31/98        2/28/99          5/31/99          7/31/99          7/31/99
  Other Property-Casualty           12/31/98        2/28/99          5/31/99          7/31/99          7/31/99
  Reinsurance                       12/31/98        2/28/99          5/31/99          7/31/99          7/31/99
  Perma-Bilt                        12/31/98        3/31/99          3/31/99          3/31/99          3/31/99

Facilities and Other Non-IT
 Systems:
---------------------------------
  Woodland Hills, CA                Completed      Completed        Completed        11/30/98         12/31/98
  Sarasota, FL                      Completed      Completed         5/30/99          8/31/99          8/31/99
  Sacramento, CA                    Completed      Completed        Completed        Completed        Completed


Zenith's Year 2000 efforts also include a systematic assessment of the Year 2000 Compliance status of third parties upon which the Company relies in its business operations, including major suppliers of services and products, owners of its leased facilities and principal business partners (collectively, "Key External Dependencies"). Zenith has used letters, questionnaires, surveys and interviews to determine whether these Key External Dependencies will achieve Year 2000 Compliance. To date, Zenith has been unable, in most cases, to obtain reliable information, and is therefore uncertain about the state of readiness of many of its Key External Dependencies. Although none of the Key External Dependencies has informed Zenith that it has a Year 2000 issue that would have a material effect on Zenith, few have provided definitive statements, written assurances or warranties that they will be Year 2000 Compliant. Zenith intends to continue its systematic assessment, including follow-ups of its Key External Dependencies.

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

All companies are faced with certain unknown risks arising from Year 2000 issues that may impact them negatively. Zenith's Year 2000 efforts have been designed to mitigate to the extent possible its risks from Year 2000-related failures faced by the company. Despite Zenith's Year 2000-related efforts, Zenith recognizes the possibility of some negative impact on its operations resulting from Year 2000-related failures. Zenith believes that the most reasonably likely worst case Year 2000 scenarios could include failures of Zenith's Internal Systems, a failure of one or more of its critical Key External Dependencies, such as financial institutions, agents/brokers or reinsurers, and/or the contamination of Zenith's IT systems due to receipt of corrupted data. Such a scenario could result in a disruption of Zenith's normal business activities and could have a material adverse effect on its financial condition and results of operations. In the quarter ended September 30, 1998, Zenith began developing contingency plans to substantially reduce material business disruptions from such risks. Although the contingency plans are in the early process of formulation, Zenith intends such plans to include measures, such as 1) acceleration into the last quarter of 1999 the performance of obligations and duties otherwise owed in the first quarter of 2000; 2) identification of alternatives to Key External Dependencies that may not be Year 2000 Compliant and therefore unable to meet Zenith's needs; and
3) certain activities in Zenith's pre-existing Business Recovery/Resumption Plan designed for Zenith to operate during, and to recover from, catastrophes. All contingency plans are expected to be in place by September 30, 1999.

Zenith has been planning to upgrade its IT Infrastructure and its IT Equipment for some time; however, because of the Year 2000 problem, certain components of those plans will have to be accelerated. At this time Zenith is still in the process of determining which components should be accelerated and the costs that should be treated as Year 2000-related. Zenith does not have an estimate of these costs and they are not included in the following table under "Estimate to Complete" and "Total Estimated IT Expenditure" (both of which are expected to increase due to such acceleration and because Zenith is in the process of retaining certain consultants to review its progress). The table sets out the costs for either repairing Zenith's IT systems ("IT Repair Costs") or for replacing them ("IT Replacement Costs").

                                                     Percent
                                  Expenditures      Expended        Estimate           Total
                                     as of            as of            to           Estimated IT
(in thousands)                      9/30/98          9/30/98        Complete        Expenditure
--------------------------------------------------------------------------------------------------
IT Repair Costs                      $3,848             88%           $529            $4,377
IT Replacement Costs:
    Software                            197            100%                              197
    Hardware                            191            100%                              191
    Related Expenditures                248             84%             47               295
--------------------------------------------------------------------------------------------------
       Total                         $4,484             89%           $576            $5,060
--------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

IT Costs include external costs and the cost of dedicated information technology personnel. IT Repair Costs are expensed as they are incurred; IT Replacement Costs are capitalized in accordance with SOP 98-1. (See Note 5 of Notes to the Consolidated Financial Statements.) The internal cost of user participation in acceptance testing has not been measured and is not included in the foregoing estimates. Although not quantified at this time, costs associated with non-IT systems and contingency planning are not expected to be significant. All Year 2000-related costs have been, and will continue to be, funded from internal sources. No planned information technology projects were deferred because of Year 2000 related efforts.

The reader is directed to the section of this Report entitled "Forward Looking Information" and cautioned that the foregoing discussion on the Year 2000 Problem must be read in conjunction with such section. The forward looking information on the Year 2000 Problem, including its impact on Zenith, future costs, scheduled completion dates, and the success of Zenith's efforts in preparing for it are based on management's best estimates of future events. Such estimates, however, are subject is the inherent uncertainty of the ultimate effect and the extent of the Year 2000 Problem and the availability of technical resources and hardware.

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

In March of 1998, the National Association of Insurance Commissioners approved the codification of statutory accounting principles for use by insurance departments, insurers, and auditors. Currently, it is not known which states will adopt the comprehensive basis of statutory accounting and reporting. Therefore, the implementation date cannot be determined. Implementation of the codified statutory accounting principles may affect the surplus level and the capitalization requirements of Zenith's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of this codification.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms, and wind and hail losses;
(8) ability to timely and accurately complete the Year 2000 conversion process; (9) impact of any failure of third parties with whom Zenith does business to be Year 2000-compliant; (10) uncertainties related to the RISCORP Acquisition, including (a) the ability of Zenith to integrate on a profitable basis the business acquired from RISCORP, (b) the determination of the final purchase price, (c) the value of transferred assets and transferred liabilities, (d) the ability of Zenith to recover from RISCORP certain assets not transferred to Zenith at closing and (e) the ability of Zenith to recover any amounts from RISCORP for breaches of representations, warranties and covenants under the Asset Purchase Agreement; (11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (12) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

                           PART II, OTHER INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

-------------------------------------------------------------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the issuance of the Confidential Offering Circular dated July 27, 1998, on July 30, 1998, Zenith sold $75 million of 8.55% Capital Securities at a price of $996.24 per security through the Zenith National Insurance Capital Trust I, a Delaware statutory business trust (the "Trust"), all of the voting securities of which are owned by Zenith to a limited number of institutional investors in a Rule 144A offering. The Trust used the proceeds from its offering to purchase $75 million of Zenith's 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures"), which constitute the principal asset of the Trust. Zenith fully and unconditionally guaranteed the distributions on, and the liquidation amount generally of, the Capital Securities to the extent the Trust has funds legally available therefor. Zenith's guarantee of the Capital Securities, as well as the Subordinated Debentures, are subordinated to all other indebtedness of Zenith. (See Note 7 to the Consolidated Financial Statements).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

10.1 Loan Revision Agreement, dated June 26,1998, to the promissory note, dated July 1, 1997, between Zenith National Insurance Corp. and City
         National Bank.

10.2     Second Amendment, dated July 23, 1998, to the Credit Agreement, dated
         July 24, 1997, between Zenith National Insurance Corp. and Bank of
         America National Trust and Savings Association.

10.3     Restated Tranche A Note, dated July 23, 1998 between Zenith National
         Insurance Corp. and Bank of America National Trust and Savings
         Association.

10.4     Third Amendment, dated August 21, 1998, to the Credit Agreement, dated
         July 24, 1997, between Zenith National Insurance Corp. and Bank of
         America National Trust and Savings Association.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

(a)      Exhibits


10.5     Fourth Amendment, dated September 15, 1998, to the Line of Credit
         Agreement, dated December 15, 1994, between Zenith National Insurance
         Corp. and Sanwa Bank California.

10.6     Indenture, dated July 30, 1998, between Zenith National Insurance
         Corp. and Norwest Bank Minnesota, National Association.

10.7     Capital Securities Guarantee Agreement, dated July 30, 1998, between
         Zenith National Insurance Corp. and Norwest Bank Minnesota, National
         Association.

10.8     Amended and Restated Declaration of Trust of Zenith National Insurance
         Capital Trust I, dated July 30, 1998, between Zenith National Insurance
         Corp., the trustees and the holders.

10.9     Purchase Agreement between Zenith National Insurance Corp., Zenith
         National Insurance Capital Trust I, Credit Suisse First Boston
         Corporation, BancAmerica Robertson Stephens and Donaldson, Lufkin &
         Jenrette Securities Corporation, dated July 27, 1998, for $75,000,000
         Zenith National Insurance Capital Trust I 8.55% Capital Securities.

10.10    Workers' Compensation Quota Share Reinsurance Agreement, dated October
         13, 1998, between Zenith Insurance Company and American Re-Insurance
         Company.

11 Statement re computation of per share earnings. (Note 2 of the Consolidated Financial Statements included in Item 1 of Part I of this
         Quarterly Report on Form 10-Q is incorporated herein by reference.)

27       Financial data schedule


(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated July 9, 1998 on July 9, 1998 in connection with the acquisition by Zenith Insurance of substantially all the assets and certain of the liabilities of RISCORP.

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

                                       ZENITH NATIONAL INSURANCE CORP.
                                                           Registrant


Date:    November 13, 1998             /s/  Stanley R. Zax
                                       -----------------------------------
                                       Stanley R. Zax
                                       Chairman of the Board and President
                                       (Principal Executive Officer)


Date:    November 13, 1998             /s/  Fredricka Taubitz
                                       -----------------------------------
                                       Fredricka Taubitz
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)