Form 10-Q/A
period 1998-06-30
ZENITH NATIONAL INSURANCE CORP
filed 1999-04-09
CIK 109261

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
                           CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,       December 31,
(Dollars in thousands, except per share data)                                               1998             1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   (Unaudited)
                                                                                         (Restated)
Investments
    Fixed maturities:
     At amortized cost (fair value $42,504 in 1998 and $48,266 in 1997)               $        41,138 $         46,948
     At fair value (cost $727,349 in 1998 and $534,771 in 1997)                               735,781          542,479
    Floating rate preferred stocks, at fair value (cost $16,614 in 1998
       and $14,614 in 1997)                                                                    17,708           15,670
    Convertible and non-redeemable preferred stocks, at fair value
       (cost $7,679 in 1998 and $6,672 in 1997)                                                 7,756            6,602
    Common stocks, at fair value (cost $23,715 in 1998 and $17,790 in 1997)                    29,729           23,439
    Short-term investments (at cost, which approximates fair value)                           136,377          209,827
    Other investments                                                                          33,591           35,008
                                                                                        --------------  ---------------
         TOTAL INVESTMENTS                                                                  1,002,080          879,973
Cash                                                                                            9,738           12,504
Accrued investment income                                                                      15,006            9,523
Premiums receivable                                                                           161,665           72,813
Receivable from reinsurers, state trust funds, and prepaid reinsurance premiums               413,711          106,067
Deferred policy acquisition costs                                                              23,035           20,840
Properties and equipment, less accumulated depreciation                                        77,326           54,531
Federal income taxes                                                                           21,527           19,940
Intangible assets                                                                              17,675            4,992
Other assets                                                                                   77,607           70,973
                                                                                        --------------  ---------------
         TOTAL ASSETS                                                                 $     1,819,370 $      1,252,156
                                                                                        ==============  ===============

LIABILITIES
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                          $     1,055,934 $        613,266
    Unearned premiums                                                                         170,953          128,469
Policyholders' dividends accrued                                                                5,560            5,360
Other policyholder funds                                                                        2,538            6,407
Reserves on loss portfolio transfers                                                           10,311           11,054
Payable to banks and other notes payable                                                       16,054           13,742
Senior notes payable, less unamortized issue costs of $465 in 1998 and $526 in 1997            74,535           74,474
Payable to RISCORP                                                                             51,359
Other liabilities                                                                              82,832           37,518
                                                                                        --------------  ---------------
         TOTAL LIABILITIES                                                                  1,470,076          890,290
                                                                                        --------------  ---------------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock, $1 par - 1,000 shares authorized; issued and outstanding, none in 1998 and 1997
Common stock, $1 par - 50,000 shares authorized; 24,847 shares issued and 17,055 shares outstanding in 1998; 24,681 shares issued and
    17,819 shares outstanding in 1997                                                          24,847           24,681
Additional paid-in capital                                                                    267,985          264,098
Retained earnings                                                                             192,142          186,268
Net unrealized appreciation on investments, net of deferred
    tax expense of $5,456 in 1998 and $5,025 in 1997                                           10,134            9,332
                                                                                        --------------  ---------------
                                                                                              495,108          484,379
Less treasury stock at cost (7,792 shares in 1998 and 6,862 shares in 1997)                  (145,814)        (122,513)
                                                                                        --------------  ---------------
         TOTAL STOCKHOLDERS' EQUITY                                                           349,294          361,866
                                                                                        --------------  ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     1,819,370 $      1,252,156
                                                                                        ==============  ===============

The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended          Six Months Ended
                                                                                       June 30,                   June 30,
(Dollars in thousands, except per share data)                                    1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (Restated)                 (Restated)
CONSOLIDATED REVENUES:
Premiums earned                                                             $     137,554 $    125,831 $     256,338 $      248,194
Net investment income                                                              13,583       13,406        25,926         25,854
Realized gains on investments                                                       3,754        1,996         6,174          3,872
Real estate sales                                                                   8,684       11,174        20,432         21,137
Service fee income                                                                  1,392                      1,392
                                                                              ------------  -----------   -----------   ------------
       Total revenues                                                             164,967      152,407       310,262        299,057

EXPENSES:
Loss and loss adjustment expenses incurred                                         94,581       89,180       178,509        176,947
Policy acquisition costs                                                           26,710       23,248        48,989         46,362
Other underwriting and operating expenses                                          23,196       16,443        39,042         31,619
Policyholders' dividends and participation                                           (120)           2           (63)          (966)
Real estate construction and operating costs                                        8,544       10,495        20,038         20,199
Interest expense                                                                      515          816         1,508          1,952
                                                                              ------------  -----------   -----------   ------------
       Total expenses                                                             153,426      140,184       288,023        276,113

Income before federal income tax expense                                           11,541       12,223        22,239         22,944
Federal income tax expense                                                          4,241        4,323         7,839          7,944
                                                                              ------------  -----------   -----------   ------------
NET INCOME                                                                  $       7,300 $      7,900 $      14,400 $       15,000
                                                                              ============  ===========   ===========   ============

EARNINGS PER SHARE:
Net income per common share - basic                                         $        0.43 $       0.45 $        0.85 $         0.85
                                                                              ============  ===========   ===========   ============

Net income per common share - diluted                                       $        0.42 $       0.44 $        0.84 $         0.84
                                                                              ============  ===========   ===========   ============


Additional Required Disclosure:
Net income                                                                  $       7,300 $      7,900 $      14,400 $       15,000
Change in unrealized appreciation/depreciation on investments                         403        7,072           802             90
                                                                              ------------  -----------   -----------   ------------
Comprehensive Income                                                        $       7,703 $     14,972 $      15,202 $       15,090
                                                                              ============  ===========   ===========   ============


The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                           Six Months Ended
                                                                                               June 30,
(In thousands)                                                                           1998           1997
-----------------------------------------------------------------------------------------------------------------
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Premiums collected                                                             $      266,717 $       257,706
   Investment income received                                                             23,654          25,281
   Proceeds from sales of real estate                                                     20,432          21,137
   Loss and loss adjustment expenses paid                                               (203,893)       (173,034)
   Underwriting and other operating expenses paid                                        (75,496)        (79,224)
   Real estate construction costs paid                                                   (29,917)        (18,894)
   Reinsurance premiums paid                                                             (15,824)        (14,810)
   Dividends paid to policyholders                                                           413            (308)
   Interest paid                                                                          (3,453)         (3,883)
   Income taxes refunded                                                                     644             104
   Net proceeds from sales of trading portfolio investments                                                1,416
                                                                                      -----------    ------------
     Net cash (used in) provided by operating activities                                 (16,723)         15,491


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments:
     Investment securities available-for-sale                                           (165,269)        (53,997)
     Other investments                                                                    (1,403)           (919)
   Proceeds from maturities and redemptions of investments:
     Fixed maturities held-to-maturity                                                     5,688           2,620
     Investment securities available-for-sale                                             42,203          14,338
     Other investments                                                                                       361
   Proceeds from sales of investments:
     Investment securities available-for-sale                                            131,178          45,265
     Other investments                                                                                     5,410
   Capital and other expenditures                                                         (8,272)        (10,136)
   Net change in short-term investments                                                   62,469         (14,744)
   Other                                                                                  (5,880)          3,884
   Cash payment to RISCORP                                                               (35,000)
   Cash acquired in RISCORP Acquisition                                                   29,309
                                                                                      -----------    ------------
     Net cash provided by (used in) investing activities                                  55,023          (7,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of note assumed from RISCORP                                                  (15,000)
   Cash advanced from bank construction loans                                             20,222          17,749
   Cash repaid on bank construction loans                                                (18,280)        (19,193)
   Cash dividends paid to common stockholders                                             (8,484)         (8,826)
   Proceeds from exercise of stock options                                                 3,777           1,825
   Purchase of treasury shares                                                           (23,301)           (285)
                                                                                      -----------    ------------
     Net cash used in financing activities                                               (41,066)         (8,730)
                                                                                      -----------    ------------
   Net increase in cash                                                                   (2,766)         (1,157)
   Cash at beginning of period                                                            12,504          12,125
                                                                                      -----------    ------------
   Cash at end of period                                                            $      9,738 $        10,968
                                                                                      ===========    ============
          (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended
                                                                                     June 30,
(In thousands)                                                                 1998            1997
-------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS                               (Restated)
    FROM OPERATING ACTIVITIES:

Net Income                                                                $     14,400    $     15,000

Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                  4,637           2,843
  Realized gains on investments                                                 (6,174)         (3,870)
    Net proceeds from trading portfolio                                                          1,416
Decrease (increase) in:
  Accrued investment income                                                     (1,809)           (379)
  Premiums receivable                                                           (2,276)         (8,844)
  Receivable from reinsurers, state trust funds, and
    prepaid reinsurance premiums                                                 8,741          (1,749)
  Federal income taxes                                                           8,483           8,057
  Deferred policy acquisition costs                                             (1,191)         (1,026)
Increase (decrease) in:
  Unpaid loss and loss adjustment expenses                                     (34,850)          7,353
  Unearned premiums                                                               (693)          7,808
  Policyholders' dividends accrued                                                (200)         (2,720)
  Other policyholder funds                                                      (3,869)         (2,821)
  Other                                                                         (1,922)         (5,577)
                                                                            -----------     -----------
        Net cash (used in) provided by operating activities               $    (16,723)   $     15,491
                                                                            ===========     ===========



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

RESTATEMENT - The Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows as of and for the three months and six months ended June 30, 1998 have been restated to incorporate the resolution of the purchase price determination for the RISCORP Acquisition (see
Note 3). Zenith has adjusted the April 1, 1998 purchase allocation which was previously based on an estimated $35 million purchase price to the final purchase price of $92.3 million. The restatement impacted invested assets, accrued investment income, receivable from reinsurers and state trust funds, deferred policy acquisition costs, federal income taxes, intangible assets, unpaid losses, policyholder dividends accrued, other liabilities, net investment income, other underwriting and operating expenses and federal income tax expense. As a result of the restatement, net income has decreased $0.3 million for the three and six months ended June 30, 1998 and earnings per share decreased $0.02 (basic) and $0.02 (diluted) for the three months ended, and decreased $0.01 (basic) and $0.02 (diluted) for the six months ended, June 30, 1998.

Notes 2, 3 and 4 have been restated to reflect the above purchase price determination.

Note 2.     Computation of Earnings Per Share (EPS)

                                                Three Months Ended              Six Months Ended
                                                      June 30,                      June 30,
                                                     (Restated)                    (Restated)
(Dollars in thousands, except per share data)           1998           1997           1998           1997
---------------------------------------------------------------------------------------------------------
(A)       Net income                                  $7,300         $7,900        $14,400        $15,000
          -----------------------------------------------------------------------------------------------

(B)       Weighted average outstanding
            shares during the period                  17,049         17,683         16,999         17,669
          Additional common shares issuable
            under employee stock option plans
          using the treasury stock method (1)            220            140            176            157
          -----------------------------------------------------------------------------------------------

(C)       Weighted average number of common
            shares outstanding assuming
            exercise of stock options                 17,269         17,823         17,175         17,826
          -----------------------------------------------------------------------------------------------

(A)/(B)   Net income per common share - basic          $0.43          $0.45          $0.85          $0.85
          -----------------------------------------------------------------------------------------------
(A)/(C)   Net income per common share - diluted        $0.42          $0.44          $0.84          $0.84
          -----------------------------------------------------------------------------------------------

 1997 per common share data has been restated to conform to the provisions of
            Statement of Financial Accounting Standards ("SFAS") No. 128.
                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

--------------------------------------------------------------------------------

Note 3. Acquisition of RISCORP

On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance Company, a wholly owned subsidiary of Zenith ("Zenith Insurance"), and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). At the closing, Zenith Insurance paid $35 million in cash, of which $10 million was paid into an escrow account, and assumed and repaid $15 million of indebtedness of RISCORP, Inc. The final purchase price, which was subject to a three-step determination process, is the difference between the GAAP book value of assets purchased and the GAAP book value of the liabilities assumed by Zenith Insurance as of April 1, 1998.

As the first step of the three-step process to determine the final purchase price, on June 9, 1998, RISCORP provided Zenith Insurance with a "Proposed Business Balance Sheet" indicating that RISCORP's determination of the final purchase price would be approximately $141 million. As the second step of this process, on July 9, 1998, Zenith Insurance provided RISCORP with proposed adjustments to the Proposed Business Balance Sheet, which adjustments were prepared in conjunction with Zenith Insurance's external accounting and actuarial consultants. These proposed adjustments resulted in large part from differences in the estimation of loss and loss adjustment expense reserves, primarily related to differences in actuarial methodology and assumptions, including anticipated loss development. Such adjustments indicated that the value of the liabilities assumed by Zenith Insurance exceeded the value of the assets transferred to Zenith Insurance by as much as $71 million and that the final purchase price would be no greater than the $35 million already paid by Zenith Insurance at closing. As the final step of the price determination process, RISCORP and Zenith Insurance submitted all items in dispute concerning the Proposed Business Balance Sheet to a nationally recognized independent accounting firm which served as the Neutral Auditor and Neutral Actuary to resolve all such disputes.

On March 19, 1999, Zenith received the report of the Neutral Auditor and Neutral Actuary which indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith insurance by $92.3 million and that Zenith Insurance owed an additional $57.3 million above the $35 million already paid to RISCORP. On March 26, 1999, after deducting $6.8 million for the value of assets not transferred to Zenith Insurance by RISCORP, Zenith Insurance paid $53.7 million to RISCORP including interest in the amount of $3.1 million computed from April 1, 1998. Of this amount, $50.9 million was paid directly to RISCORP and $2.8 million was paid into an escrow account. The escrow account has a balance of $12.8 million and is available to satisfy RISCORP's indemnification obligations to Zenith under the Asset Purchase Agreement. Although the determination of "Final Purchase

Price" by the Neutral Auditor and Neutral Actuary is to be final, binding, and conclusive under the Asset Purchase Agreement, it is uncertain whether RISCORP will contest the determination.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

--------------------------------------------------------------------------------
The RISCORP Acquisition was accounted for as a purchase by Zenith Insurance and the assets acquired, liabilities assumed and the results of operations of RISCORP from April 1, 1998 are included in Zenith's consolidated financial statements as of and for the three months and six months ended June 30, 1998.

The excess of the purchase price, including acquisition expenses, over the estimated fair value of net assets acquired is $19.9 million, which is net of a deferred tax asset of $10.2 million, and is being amortized over 25 years. Amortization expense from April 1, 1998 was $0.2 million.

Zenith Insurance has provided notice to RISCORP of certain breaches of representations, warranties and covenants made by RISCORP in the Asset Purchase Agreement. These breaches may result in recovery by Zenith Insurance of a portion of the purchase price paid by Zenith Insurance.

On January 11, 1999, Zenith Insurance served RISCORP with a complaint filed in the United States District Court in the Southern District of New York. The complaint against RISCORP asserts various claims arising from the RISCORP Acquisition, including claims seeking recovery of assets that were not transferred to Zenith Insurance at the closing, as well as damages for breaches of representations, warranties, and covenants in the Asset Purchase Agreement. On January 22, 1999, RISCORP served Zenith Insurance with a complaint in an action that RISCORP had filed against Zenith Insurance in the United States District Court in the Middle District of Florida. In that action, RISCORP is seeking damages based on the alleged failure of Zenith Insurance to comply with certain indemnification provisions of the Asset Purchase Agreement, as well as damages relating to the allegedly improper acquisition of certain assets. Zenith is unable to predict the outcome of these litigations.

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed from RISCORP at April 1, 1998.

--------------------------------------------------------------------------------
                                                         April 1, 1998
(Dollars in thousands)                                     (Restated)
--------------------------------------------------------------------------------
Assets
Invested assets, primarily U.S. Government issues           $190,460
Cash                                                          29,309
Premiums receivable                                           86,575
Receivable from reinsurers and state trust funds             288,483
Intangible assets                                              7,707
Other assets                                                  46,962
--------------------------------------------------------------------------------
  Total assets                                               649,496
--------------------------------------------------------------------------------
Liabilities
Unpaid loss and loss adjustment expense                      482,518
Unearned premium reserve                                      43,177
Other liabilities                                             31,465
--------------------------------------------------------------------------------
  Total liabilities                                          557,160
--------------------------------------------------------------------------------
Purchase price                                              $ 92,336
--------------------------------------------------------------------------------

Included in intangible assets is $1.7 million of costs associated with termination of employees from the former RISCORP operations.

Pro forma total revenues for Zenith for the six months ended June 30, 1998 and 1997 (after giving effect to the RISCORP Acquisition as if it had been consummated at the beginning of the respective periods) were $342.6 million and $407.7 million, respectively. Pro forma net income for such periods was $6.8 million and $18.5 million, respectively. Earnings per share for such periods were $0.40 (basic) and $0.40 (diluted) and $1.05 (basic) and $1.04 (diluted), respectively.

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

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

--------------------------------------------------------------------------------
Note 4. Contingencies Surrounding Fair Values of Certain Assets Acquired and Liabilities Assumed From RISCORP

On April 1, 1998 Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business. See Note 3 for a full discussion of the RISCORP Acquisition. The RISCORP Acquisition was accounted for as a purchase and the fair values of the assets and liabilities acquired are set forth in Note 3. The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP; Zenith Insurance and its external accounting and actuarial consultants; and a third party, acting as Neutral Auditor and Neutral Actuary, made certain estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses.

The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at June 30, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of reserves for such claims at June 30, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses sustained under such policies. Also, certain of Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new information that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in the results of operations of the period in which they occur.

Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50 million in excess of $182 million for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. After deducting reinsurance premiums of $16 million, Zenith has recorded reinsurance recoverable of $24.5 million and a deferred benefit of $8.5 million at June 30, 1998. Future adverse loss development, if any, of the reserves acquired from RISCORP would be recoverable up to the $50 million limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance.

See Note 3 for litigation concerning the RISCORP Acquisition.

Zenith and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, will not have a material adverse effect on the consolidated financial condition or results of operations of Zenith.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Note 5.     Comprehensive Income

As of January 1, 1998, Zenith adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and changes in net unrealized appreciation (depreciation) on investments. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the financial position or results of operations.

Note 6.     Costs of Computer Software Developed or Obtained for Internal Use

Zenith adopted Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") effective January 1, 1998. SOP 98-1 requires certain internal and external costs associated with computer software developed or obtained for internal use to be capitalized following the criteria set forth therein.

Note 7.  Subsequent Event

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

--------------------------------------------------------------------------------------------------
                                                     Three months ended        Six months ended
                                                           June 30,                 June 30,
                                                   (Restated)               (Restated)
(Dollars in thousands)                                1998         1997        1998         1997
--------------------------------------------------------------------------------------------------
Investment income, after taxes                        $8,959      $8,877      $17,241     $17,142
Realized gains on investments, after taxes             2,440       1,298        4,013       2,517
--------------------------------------------------------------------------------------------------
Sub-total                                             11,399      10,175       21,254      19,659
--------------------------------------------------------------------------------------------------

Property-Casualty underwriting, after taxes:
  Income (loss) excluding catastrophes                (3,002)     (1,506)      (1,370)     (1,929)
  Catastrophe losses                                                           (3,250)       (910)
--------------------------------------------------------------------------------------------------
Property-Casualty underwriting loss                   (3,002)     (1,506)      (4,620)     (2,839)
--------------------------------------------------------------------------------------------------

Income from real estate operations, after taxes          104         442          256         599
Interest expense, after taxes                           (335)       (531)        (980)     (1,269)
Parent expenses, after taxes                            (866)       (680)      (1,510)     (1,150)
--------------------------------------------------------------------------------------------------
Net income                                            $7,300      $7,900      $14,400     $15,000
--------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Premiums earned, underwriting results and combined ratios before taxes for the three and six months ended June 30, 1998 and 1997 were as follows:

                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                        (Restated)                            (Restated)
(Dollars in thousands)                                     1998                1997              1998              1997
--------------------------------------------------------------------------------------------------------------------------
Premiums earned
  Workers' compensation
    California                                              $30,548           $35,292 (13)%     $60,444           $69,237 (13)%
    Outside California                                       43,659            27,586  58 %      69,558            54,386  28 %
                                                   -----------------------------------------------------------------------
  Total workers' compensation                                74,207            62,878  18 %     130,002           123,623   5 %
  Other property-casualty                                    56,079            54,751   2 %     111,155           107,475   3 %
  Reinsurance                                                 7,268             8,202 (11)%      15,181            17,096 (11)%
                                                   -----------------------------------------------------------------------
     Total                                                 $137,554          $125,831   9 %    $256,338          $248,194   3 %
                                                   =======================================================================

Underwriting income (loss) before taxes
  Workers' compensation                                    $(11,055)         $ (6,777)         $(16,376)         $ (12,758)
  Other property-casualty                                     2,472             1,664             1,751             2,636
  Reinsurance                                                 4,187             2,996             7,893             6,001
                                                   -----------------------------------------------------------------------
     Total                                                 $ (4,396)         $ (2,117)         $ (6,732)         $ (4,121)
                                                   =======================================================================

Combined loss and expense ratios
  Workers' compensation
    Loss and loss adjustment expenses                         76.7%             77.7%             76.4%             78.0%
    Underwriting expenses                                     38.4              33.1              36.2              33.1
    Dividends to policyholders                                (0.2)                                                 (0.8)
                                                   -----------------------------------------------------------------------
     Combined ratio                                          114.9%            110.8%            112.6%            110.3%

Other property-casualty
    Loss and loss adjustment expenses                         64.6%             66.8%             67.2%             67.1%
    Underwriting expenses                                     31.0              30.2              31.2              30.4
                                                   -----------------------------------------------------------------------
     Combined ratio                                           95.6%             97.0%             98.4%             97.5%

Reinsurance
    Loss and loss adjustment expenses                         19.7%             46.4%             29.5%             49.1%
    Underwriting expenses                                     22.7              17.1              18.5              15.8
                                                   -----------------------------------------------------------------------
     Combined ratio                                           42.4%             63.5%             48.0%             64.9%

Total Property-Casualty
    Loss and loss adjustment expenses                         68.8%             70.9%             69.6%             71.3%
    Underwriting expenses                                     34.5              30.8              33.0              30.8
    Dividends to policyholders                                (0.1)                                                 (0.4)
                                                   -----------------------------------------------------------------------
     Combined ratio                                          103.2%            101.7%            102.6%            101.7%
==========================================================================================================================

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

See Note 3 to the Consolidated Financial Statements on pages 7-9 ("Note 3") for a full discussion of the RISCORP Acquisition which note is herein incorporated by reference. The RISCORP Acquisition was accounted for as a purchase and the assets acquired and liabilities assumed are set forth in Note 3. The total purchase price for such assets acquired and liabilities assumed was the difference between the generally accepted accounting principles ("GAAP") book value of assets purchased and the GAAP book value of the liabilities assumed by Zenith Insurance as of April 1, 1998, or $92.3 million. Such amount was determined by a three-step process in which RISCORP; Zenith Insurance and its external accounting and actuarial consultants; and a third party, acting as Neutral Auditor and Neutral Actuary, made certain estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses.

The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at June 30, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of liabilities for such claims at June 30, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses sustained under such policies. Also, certain of Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new information that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in the results of operations of the period in which they occur.

Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50 million in excess of $182 million for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. After deducting reinsurance premiums of $16 million, Zenith has recorded reinsurance recoverable of $24.5 million and a deferred benefit of $8.5 million at June 30, 1998. Future adverse loss development, if any, of the reserves acquired from RISCORP would be recoverable up to the $50 million limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance.

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

PROPERTY-CASUALTY INSURANCE OPERATIONS

The business acquired from RISCORP contributed $24.8 million of premiums earned and an underwriting loss of $4.3 million in the three months and six months ended June 30, 1998. The RISCORP Acquisition reduced earnings per share in the second quarter of 1998 by $0.09 due to goodwill amortization and other expenses. Underwriting results in Zenith's workers' compensation operation will continue to be adversely impacted by excess costs in the former RISCORP business, pending the integration of such former RISCORP business into Zenith's existing workers' compensation operations.

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

INVESTMENTS

Invested assets and cash of $219.8 million were added in the quarter ended June 30, 1998 as a result of the RISCORP Acquisition. The investment portfolio acquired in the RISCORP Acquisition consists of investment grade U.S. treasury notes, corporate debt and municipal debt.

At June 30, 1998, the unrealized appreciation on available for sale fixed maturities was $8.4 million, before deferred taxes, compared to an unrealized appreciation of $7.7 million, before deferred taxes, at December 31, 1997. This change resulted in an increase in stockholders' equity of $0.4 million, after deferred taxes, between December 31, 1997 and June 30, 1998. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market.

                  ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The yields on invested assets, which vary with the general level of interest rates, were as follows:

--------------------------------------------------------------------------------------------------
                                                     Three months ended         Six months ended
                                                           June 30,                 June 30,
                                                      1998          1997       1998          1997
                                                   (Restated)               (Restated)
--------------------------------------------------------------------------------------------------
Investment yield, before taxes                          5.8%        6.1%         5.8%        5.9%
Investment yield, after taxes                           4.0%        4.0%         3.9%        3.9%
--------------------------------------------------------------------------------------------------


Bonds with an investment grade rating represented 97% and 96% of the consolidated carrying values of fixed maturities at June 30, 1998 and December 31, 1997, respectively. The average maturity of the investment portfolio was
4.8 years at June 30, 1998 and 4.2 years at December 31, 1997.

The change in the carrying value of Zenith's consolidated investment portfolio during the six months ended June 30, 1998 is as follows:


(Dollars in thousands)                                       (Restated)
--------------------------------------------------------------------------------
Carrying value at December 31, 1997                           $879,973
Purchases at cost                                              166,672
Investments acquired in RISCORP Acquisition                    190,460
Maturities and redemptions                                     (47,891)
Proceeds from sale of available-for-sale investments          (131,178)
Net realized gain
  Available-for-sale                                             3,026
  Other                                                          3,148
                                                                 -----
    Total                                                        6,174
Change in unrealized gains                                       1,234
Decrease in short-term investments                             (62,469)
Net amortization of bonds and preferred stocks
  and other changes                                               (895)
--------------------------------------------------------------------------------
Carrying value at June 30, 1998                             $1,002,080
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Zenith is principally dependent financially upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows; and available lines of credit to pay its expenses, service debt and pay any cash dividends which may be declared to its stockholders.

Zenith has three revolving lines of credit amounting to $100 million with aggregate availability at June 30, 1998 of $98 million.

The decrease in net cash provided by operating activities is primarily due to increased loss and loss adjustment expense payments which are not offset by premiums collected.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

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

On May 20, 1998 the Board of Directors declared a regular quarterly cash dividend of $0.25 per share on the outstanding shares, payable on August 15, 1998 to stockholders of record at the close of business on July 31, 1998.

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
RISCORP Acquisition, including (a) the ability of Zenith to integrate on a profitable basis the business acquired from RISCORP, (b) the value of transferred assets and transferred liabilities, (c) the ability of Zenith to recover any amounts from RISCORP for breaches of representations, warranties and covenants under the Asset Purchase Agreement and (d) whether RISCORP will contest the determination of the Final Purchase Price for the RISCORP Acquisition and, if so, the ability of RISCORP, to prevail on any such attempt, as well as to recover any amount from Zenith Insurance for the alleged failure to comply with certain indemnification provisions of the Asset Purchase Agreement; (11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (12) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

                   ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Stockholders' Meeting was held on May 20, 1998. The only matter presented to Stockholders was the election of Directors.

The tabulation of votes for the nominees, all of whom were elected, is as follows:


Director                             Votes For         Votes Withheld
-----------------------------------  ----------------  -----------------------
 George E. Bello                     14,348,725                    127,758
 Max M. Kampelman                    14,348,352                    128,131
 Jack M. Ostrow                      14,348,252                    128,231
 William Steele Sessions             14,348,655                    127,828
 Harvey L. Silbert                   14,347,223                    129,260
 Robert M. Steinberg                 13,676,107                    800,376
 Saul P. Steinberg                   14,346,704                    129,779
 Gerald Tsai, Jr.                    14,349,712                    126,771
 Stanley R. Zax                      14,345,655                    130,828
-----------------------------------  ----------------  -----------------------

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

On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 promulgated under the Exchange Act, which governs a company's use of its discretionary proxy voting authority with respect to shareholder proposals not sought to be included in a company's proxy statement pursuant to Rule 14a-8. Pursuant to the amended rule 14a-4, if a company is not notified of a shareholder proposal at least 45 days prior to the month and day of mailing of the proxy statement for the prior year's annual meeting, then the management proxies would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without having to include any discussion of the matter in the company's proxy statement. The new Rule 14a-4 notice deadline is effective starting with the 1999 shareholders' meeting.

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

10.1* Employment Agreement, dated October 20, 1997, between Zenith and Jack D. Miller. (Incorporated herein by reference to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

11 Statement re computation of per share earnings. (Note 2 of the consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A is incorporated herein by reference.)

27     Restated financial data schedule

*      Management and compensatory plan.

(b)    REPORTS ON FORM 8-K

       The Registrant filed a Current Report on Form 8-K dated April 1, 1998 on April 16, 1998, and amendment thereto on Current Report on Form 8-K/A dated April 1, 1998 on June 12, 1998 and a Current Report on Form 8-K dated July 9, 1998 on July 9, 1998 in connection with the acquisition by Zenith Insurance of substantially all the assets and certain of the liabilities of RISCORP.

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






                                        ZENITH NATIONAL INSURANCE CORP.
                                                            Registrant


Date: April 9, 1999                     /s/ Stanley R. Zax
                                        -----------------------------------
                                        Stanley R. Zax
                                        Chairman of the Board and President
                                        (Principal Executive Officer)


Date: April 9, 1999                     /s/ Fredricka Taubitz
                                        -----------------------------------
                                        Fredricka Taubitz
                                        Executive Vice President
                                          & Chief Financial Officer
                                        (Principal Accounting Officer)