Form 10-Q/A
period 1998-09-30
ZENITH NATIONAL INSURANCE CORP
filed 1999-04-09
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A




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

                          Yes [X]       No [ ]




Number of shares of Common Stock, $1 par value per share, outstanding as of close of business on October 31, 1998: 17,043,064, net of 7,821,770 shares of treasury stock.

                          PART 1, FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,       December 31,
(Dollars in thousands, except per share data)                                           1998                1997
-------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                             (Unaudited)
                                                                                    (Restated)
Investments:
    Fixed maturities:
      At amortized cost (fair value $40,100 in 1998 and $48,266 in 1997)             $   38,395          $   46,948
      At fair value (cost $711,519 in 1998 and $534,771 in 1997)                        727,028             542,479
    Floating rate preferred stocks, at fair value (cost $16,614 in 1998 and
       $14,614 in 1997)                                                                  17,887              15,670
    Convertible and non-redeemable preferred stocks, at fair value (cost
      $7,679 in 1998 and $6,672 in 1997)                                                  7,216               6,602
    Common stocks, at fair value (cost $30,233 in 1998 and $17,790 in 1997)              30,996              23,439
    Short-term investments (at cost, which approximates fair value)                     207,544             209,827
    Other investments                                                                    39,668              35,008
                                                                                     ----------          ----------
        Total Investments                                                             1,068,734             879,973

Cash                                                                                      8,581              12,504
Accrued investment income                                                                13,343               9,523
Premiums receivable                                                                     144,798              72,813
Receivable from reinsurers, state trust funds and prepaid reinsurance
    premiums                                                                            393,320             106,067
Deferred policy acquisition costs                                                        22,889              20,840
Properties and equipment, less accumulated depreciation                                  79,592              54,531
Federal income taxes                                                                     25,895              19,940
Intangible assets                                                                        20,153               9,600
Land and real estate construction in progress
Other assets                                                                             77,634              66,365
                                                                                     ----------          ----------
        TOTAL ASSETS                                                                 $1,854,939          $1,252,156
                                                                                     ----------          ----------
                                                                                     ----------          ----------


(continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)


---------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,           December 31,
(Dollars in thousands, except per share data)                                              1998                    1997
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES:                                                                            (Unaudited)
                                                                                         (Restated)
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                             $ 1,030,814           $   613,266
    Unearned premiums                                                                        168,394               128,469
Policy holders' dividends accrued                                                              7,954                 5,360
Other policyholder funds                                                                                             6,407
Reserves on loss portfolio transfers                                                           9,911                11,054
Payable to banks and other notes payable                                                      10,816                13,742
Senior notes payable, less unamortized issue costs of $435 in 1998 and
    $526 in 1997                                                                              74,565                74,474
Payable to RISCORP                                                                            52,155
Other liabilities                                                                             77,959                37,518
                                                                                         -----------           -----------
        TOTAL LIABILITIES                                                                  1,432,568               890,290
                                                                                         -----------           -----------
REDEEMABLE SECURITIES:
Company-obligated, mandatorily redeemable capital securities of Zenith
    National Insurance Capital Trust I, holding solely 8.55% Subordinated
    Deferrable Interest Debentures due 2028, of Zenith National Insurance
    Corp., less unamortized issue cost and discount of $1,672 in 1998                         73,328
                                                                                         -----------           -----------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par - 1,000 shares authorized; issued and outstanding, none in 1999 and 1998
Common stock, $1 par - 50,000 shares authorized ; 24,865 shares issued and
    17,043 shares outstanding in 1998, 24,681 shares issued and
    17,819 shares outstanding in 1997                                                         24,865                24,681
Additional paid-in capital                                                                   268,375               264,098
Retained earnings                                                                            191,280               186,268
Net unrealized appreciation on investments, net of deferred tax expense of
    $5,955 in 1998 and $5,025 in 1997                                                         11,059                 9,332
                                                                                         -----------           -----------
                                                                                             495,579               484,379
Less treasury stock, at cost (7,822 shares in 1998 and 6,862 shares in 1997)                (146,536)             (122,513)
                                                                                         -----------           -----------
        TOTAL STOCKHOLDERS' EQUITY                                                           349,043               361,866
                                                                                         -----------           -----------
      TOTAL LIABILITIES, REDEEMABLE SECURITIES AND
        STOCKHOLDERS' EQUITY                                                             $ 1,854,939           $ 1,252,156
                                                                                         -----------           -----------
                                                                                         -----------           -----------


The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
(Dollars in thousands, except per share data)              1998              1997              1998             1997
--------------------------------------------------------------------------------------------------------------------------------
                                                         (Restated)                          (Restated)

CONSOLIDATED REVENUES:
Premiums earned                                           $136,151          $120,475          $392,489          $368,669
Net investment income                                       14,198            13,272            40,124            39,126
Realized gains on investments                                2,164             1,861             8,338             5,733
Real estate sales                                            8,398            11,480            28,830            32,617
Service fee income                                           1,206                               2,598
                                                          --------          --------          --------          --------
         Total revenues                                    162,117           147,088           472,379           446,145

EXPENSES:
Loss and loss adjustment expenses incurred                 101,690            81,104           280,199           258,051
Policy acquisition costs                                    25,707            22,834            74,696            69,196
Other underwriting and operating expenses                   19,432            17,902            58,474            49,088
Policyholders' dividends and participation                     441               533               378
Real estate construction and operating costs                 8,210            11,225            28,248            31,424
Interest expense                                             1,908               980             3,416             2,932
                                                          --------          --------          --------          --------
         Total expenses                                    157,388           134,578           445,411           410,691

Income before federal income tax expense                     4,729            12,510            26,968            35,454
Federal income tax expense                                   1,329             4,510             9,168            12,454
                                                          --------          --------          --------          --------
         NET INCOME                                       $  3,400          $  8,000          $ 17,800          $ 23,000
                                                          --------          --------          --------          --------
                                                          --------          --------          --------          --------
EARNINGS PER SHARE:
Net income per common share - basic                       $   0.20          $   0.45          $   1.05          $   1.30
                                                          --------          --------          --------          --------
                                                          --------          --------          --------          --------
Net income per common share - diluted                     $   0.20          $   0.45          $   1.04          $   1.29
                                                          --------          --------          --------          --------
                                                          --------          --------          --------          --------
Additional Required Disclosure:
Net income                                                $  3,400          $  8,000          $ 17,800          $ 23,000
Change in unrealized appreciation on investments               925             8,539             1,727             8,629
                                                          --------          --------          --------          --------
Comprehensive Income                                      $  4,325          $ 16,539          $ 19,527          $ 31,629
                                                          --------          --------          --------          --------
                                                          --------          --------          --------          --------


The accompanying notes are an integral part of this statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
                                                                                     Nine Months Ended
                                                                                       September 30,
(Dollars in thousands)                                                            1998                 1997
--------------------------------------------------------------------------------------------------------------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected                                                              $ 431,867           $ 393,281
Investment income received                                                         40,379              37,612
Proceeds from sales of real estate                                                 28,830              32,617
Loss and loss adjustment expenses paid                                           (299,178)           (256,326)
Underwriting and other operating expenses paid                                   (145,420)           (121,470)
Real estate construction costs paid                                               (35,665)            (36,612)
Reinsurance premiums paid                                                         (24,451)            (20,964)
Dividends paid to policyholders                                                                          (329)
Interest paid                                                                      (3,706)             (3,185)
Income taxes paid                                                                  (5,352)             (4,497)
Net cash from sales of trading porfolio investments                                                     1,416
                                                                                ---------           ---------
      Net cash (used in) provided by operating activities,
        including cash from trading portfolio                                     (12,696)             21,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments:
    Investment securities available-for-sale                                     (252,200)            (61,985)
    Other investments                                                              (7,008)             (4,146)
Proceeds from maturities and redemptions of investments:
    Fixed maturities held-to-maturity                                               8,379               4,290
    Investment securities available-for-sale                                       55,073              22,204
    Other investments                                                                                   3,452
Proceeds from sales of investments:
    Investment securities available-for-sale                                      210,448              74,454
    Other investments                                                               6,182               5,295
Capital expenditures and other, net                                               (15,233)            (11,988)
Cash received from portfolio transfers                                                                  4,648
Losses paid on portfolio transfers                                                                     (1,476)
Net change in short-term investments                                               (6,310)            (45,800)
Cash payment to RISCORP                                                           (35,000)
RISCORP acquisition costs                                                          (7,660)
Cash acquired in RISCORP Acquisition                                               29,309
                                                                                ---------           ---------
        Net cash used in investing activities                                     (14,020)            (11,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note assumed from RISCORP                                            (15,000)
Net cash received from Zenith National Insurance Capital Trust I 8.55%
    Capital Securities                                                             73,320
Cash advanced from bank construction loans                                         23,015              29,751
Cash repaid on bank construction loans                                            (25,941)            (30,411)
Cash advanced from bank lines of credit                                             2,000
Cash repaid on bank lines of credit                                                (2,000)
Cash dividends paid to common stockholders                                        (12,739)            (13,275)
Proceeds from exercise of stock options                                             4,161               3,919
Purchase of treasury shares                                                       (24,023)               (285)
                                                                                ---------           ---------
        Net cash provided by (used in) financing activities                        22,793             (10,301)
                                                                                ---------           ---------
Net (decrease) increase in cash                                                    (3,923)                190
Cash at beginning of period                                                        12,504              12,125
                                                                                ---------           ---------
        Cash at end of period                                                   $   8,581           $  12,315
                                                                                ---------           ---------
                                                                                ---------           ---------


(continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                                September 30,
(Dollars in thousands)                                                                     1998              1997
--------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS                                          (Restated)
    FROM OPERATING ACTIVITIES:

Net Income                                                                               $ 17,800           $ 23,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                         6,734              4,391
      Realized gains on investments                                                        (8,338)            (5,733)
      Net cash from trading protfolio                                                                          1,416
Decrease (increase) in:
    Accrued investment income                                                                 650             (1,260)
    Premiums receivable                                                                    21,971             (3,851)
    Receivable from reinsurers, state trust funds and prepaid
      reinsurance premiums                                                                 29,132              1,821
    Deposits receivable                                                                                        2,066
    Deferred policy acquisition costs                                                       3,643             (1,377)
    Federal income taxes                                                                   (7,362)             7,967
    Real estate construction in progress                                                   (9,496)            (7,045)
Increase (decrease) in:
    Unpaid loss and loss adjustment expenses                                              (59,970)              (682)
    Unearned premiums                                                                      (3,252)            11,140
    Policyholders' dividends accrued                                                                          (1,940)
    Other policyholder funds                                                               (6,407)            (2,707)
    Other                                                                                   2,199             (5,663)
                                                                                         --------           --------
        Net cash (used in) provided by operating activities                              $(12,696)          $ 21,543
                                                                                         --------           --------
                                                                                         --------           --------




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

RESTATEMENT - The Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows as of and for the quarter ended September 30, 1998 have been restated to incorporate the resolution of the purchase price determination for the RISCORP Acquisition (see Note 3). Zenith has adjusted the April 1, 1998 purchase allocation which was previously based on an estimated $35 million purchase price to the final purchase price of $92.3 million. The restatement impacted invested assets, accrued investment income, receivable from reinsurers and state trust funds, deferred policy acquisition costs, federal income taxes, intangible assets, unpaid losses, policyholder dividends accrued, other liabilities, net investment income, other underwriting and operating expenses and federal income tax expense. As a result of the restatement, net income has decreased $0.1 million and $0.4 million for the three and nine months ended September 30, 1998 and earnings per share decreased $0.01 (basic) and $0.00 (diluted) for the three months ended, and decreased $0.02 (basic) and $0.02 (diluted) for the nine months ended, September 30, 1998.

Notes 2, 3 and 4 have been restated to reflect the above purchase price determination.

Note 2.     Computation of Earnings Per Share (EPS)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
(Dollars in thousands, except per share data)                    1998          1997         1998         1997
                                                              (Restated)                 (Restated)
------------------------------------------------------------------------------------------------------------------
(A)          Net income                                         $3,400        $8,000      $17,800       $23,000
------------------------------------------------------------------------------------------------------------------

(B)          Weighted average outstanding
                 Shares during the period                       17,055        17,725       17,018        17,687
             Additional common shares issuable
                  Under employee stock option plans
                  Using the treasury stock method (1)              113           193          155           169
---------------------------------------------------------  -------------------------------------------------------
(C)          Weighted average number of common
             Shares outstanding assuming
             Exercise of stock options                          17,168        17,918       17,173        17,856
---------------------------------------------------------  -------------------------------------------------------

(A)/(B)      Net income per common share - basic                 $0.20         $0.45        $1.05         $1.30
---------------------------------------------------------  -------------------------------------------------------

---------------------------------------------------------  -------------------------------------------------------
(A)/(C)      Net income per common share - diluted               $0.20         $0.45        $1.04         $1.29
---------------------------------------------------------  -------------------------------------------------------

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

On March 19, 1999, Zenith received the report of the Neutral Auditor and Neutral Actuary which indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith insurance by $92.3 million and that Zenith Insurance owed an additional $57.3 million above the $35 million already paid to RISCORP. On March 26, 1999, after deducting $6.8 million for the value of assets not transferred to Zenith Insurance by RISCORP, Zenith Insurance paid $53.7 million to RISCORP including interest in the amount of $3.1 million computed from April 1, 1998. Of this amount, $50.9 million was paid directly to RISCORP and $2.8 million was paid into an escrow account. The escrow account has a balance of $12.8 million and is available to satisfy RISCORP's indemnification obligations to Zenith under the Asset Purchase Agreement. Although the determination of "Final Purchase Price" by the Neutral Auditor and Neutral Actuary is to be final, binding and conclusive under the Asset Purchase Agreement, it is uncertain whether RISCORP will contest the determination.

The RISCORP Acquisition was accounted for as a purchase by Zenith Insurance and the assets acquired, liabilities assumed and the results of operations of RISCORP from April 1, 1998 are included in Zenith's consolidated financial statements as of and for the quarter ended September 30, 1998.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

The excess of the purchase price, including acquisition expenses, over the estimated fair value of net assets acquired is $19.9 million, which is net of a deferred tax asset of $10.2 million, and is being amortized over 25 years. Amortization expense from April 1, 1998 was $0.4 million.

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

                                                                                April 1, 1998
(Dollars in thousands)                                                           (Restated)
----------------------------------------------------------------------------------------------
Assets
Invested assets, primarily U.S. Government issues                                 $190,460
Cash                                                                                29,309
Premiums receivable                                                                 86,575
Receivable from reinsurers and state trust funds                                   288,483
Intangible assets                                                                    7,707
Other assets                                                                        46,962
----------------------------------------------------------------------------------------------
  Total assets                                                                     649,496
----------------------------------------------------------------------------------------------
Liabilities
Unpaid loss and loss adjustment expense                                            482,518
Unearned premium reserve                                                            43,177
Other liabilities                                                                   31,465
----------------------------------------------------------------------------------------------
  Total liabilities                                                                557,160
----------------------------------------------------------------------------------------------
Purchase price                                                                    $ 92,336
----------------------------------------------------------------------------------------------

Included in Intangible assets is $1.7 million of costs associated with termination of employees from the former RISCORP operations.

Pro forma total revenues for Zenith for the three months ended September 30, 1998 and 1997 (after giving effect to the RISCORP Acquisition as if it had been consummated at the beginning of the respective periods) were $162.9 million and $196.3 million, respectively. Pro forma net income for such periods was $3.6 million and $9.7 million, respectively. Earnings per share for such periods were $0.21 (basic) and $0.21 (diluted) and $0.55 (basic) and $0.54 (diluted), respectively.

Pro forma total revenues for Zenith for the nine months ended September 30, 1998 and 1997 (after giving effect to the RISCORP Acquisition as if it had been consummated at the beginning of the respective periods) were $504.8 million and $604 million, respectively. Pro forma net income for such periods was $9.9 million and $28.2 million, respectively. Earnings per share for such periods were $0.58 (basic) and $0.58 (diluted) and $1.59 (basic) and $1.58 (diluted), respectively.

Such pro forma data has been derived in part from the historical statement of operations data of RISCORP, Inc. as reported by RISCORP, Inc. for the three months ended March 31, 1998 and six months ended September 30, 1997, and Zenith specifically disclaims any responsibility for the accuracy or completeness of such historical RISCORP, Inc. data or such pro forma data to the extent it is based on such historical data. Further, such pro forma data may not necessarily be indicative of future total revenues or future net income or what they might have been if the RISCORP Acquisition had been consummated at the beginning of each of the respective periods.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Note 4. Contingencies Surrounding Fair Values of Certain Assets Acquired and Liabilities Assumed From RISCORP

On April 1, 1998 Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business. See Note 3 for a full discussion of the RISCORP Acquisition. The RISCORP Acquisition was accounted for as a purchase and the fair values of the assets and liabilities acquired are set forth in Note 3. The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP; Zenith Insurance and its external accounting and actuarial consultants; and a third party, acting as Neutral Auditor and Neutral Actuary, made certain estimates acquired by Zenith Insurance. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses.

The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at September 30, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of reserves for such claims at September 30, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses sustained under such policies. Also, certain of Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new information that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in the results of operations of the period in which they occur.

Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50 million in excess of $182 million for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. After deducting reinsurance premiums of $16 million, Zenith has recorded reinsurance recoverable of $24.5 million and a deferred benefit of $8.5 million at September 30, 1998. Future adverse loss development, if any, of the reserves acquired from RISCORP would be recoverable up to the $50 million limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance.

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

Note 7.     New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new pronouncement, which is effective for all fiscal quarters beginning after June 15, 1999, requires that all companies carry derivatives on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in income when they occur, unless the derivative qualifies for hedge accounting. Zenith does not currently have any derivatives and therefore does not believe that there will be any impact on its financial statements as a result of the adoption of SFAS No. 133.

Note 8.     Capital Securities and Subordinated Debentures

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

------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                   1998         1997         1998           1997
(Dollars in thousands)                                          (Restated)                (Restated)
------------------------------------------------------------------------------------------------------------------
Investment income, after taxes                                  $  9,561       $8,799      $26,802        $25,941
Realized gains on investments, after taxes                         1,407        1,209        5,420          3,726
------------------------------------------------------------------------------------------------------------------
Sub-total                                                         10,968       10,008       32,222         29,667
------------------------------------------------------------------------------------------------------------------

Property-casualty underwriting loss, after taxes:
     Loss excluding catastrophes                                  (3,347)        (677)      (4,717)        (2,606)
     Catastrophe loss                                             (2,600)         (65)      (5,850)          (975)
------------------------------------------------------------------------------------------------------------------
Property-casualty underwriting loss, after taxes                  (5,947)        (742)     (10,567)        (3,581)
------------------------------------------------------------------------------------------------------------------

Income from real estate operations, after taxes                      122          165          378            764
Interest expense, after taxes                                     (1,240)        (637)      (2,220)        (1,906)
Parent expenses, after taxes                                        (503)        (794)      (2,013)        (1,944)
------------------------------------------------------------------------------------------------------------------
Net income                                                        $3,400       $8,000      $17,800        $23,000
------------------------------------------------------------------------------------------------------------------

     ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Premiums earned, underwriting results and combined ratios before taxes for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                     September 30,
                                                                       (Restated)                        (Restated)
(Dollars in thousands)                                                    1998             1997             1998          1997
--------------------------------------------------------------------------------------------------------------------------------
Premiums earned:
    Workers' Compensation
      California                                                        $ 31,157         $ 31,283          $ 91,601     $100,520
      Outside California                                                  41,024           27,475           110,582       81,861
                                                                        --------------------------------------------------------
         Total Workers' Compensation                                      72,181           58,758           202,183      182,381
    Other Property-Casualty                                               56,162           53,273           167,317      160,748
    Reinsurance                                                            7,808            8,444            22,989       25,540
                                                                        --------------------------------------------------------
           Total                                                        $136,151         $120,475          $392,489     $368,669
                                                                        --------------------------------------------------------
                                                                        --------------------------------------------------------
Underwriting income (loss) before taxes:
    Workers' Compensation                                               $(13,352)        $ (6,245)         $(29,728)    $(19,003)
    Other Property-Casualty                                                3,165            2,246             4,916        4,882
    Reinsurance                                                            1,070            3,004             8,963        9,005
                                                                        --------------------------------------------------------
           Total                                                        $ (9,117)          $ (995)        $ (15,849)    $ (5,116)
                                                                        --------------------------------------------------------
                                                                        --------------------------------------------------------
Combined loss and expense ratios:
    Workers' Compensation
      Loss and loss adjustment expenses                                    83.6%            75.7%             78.9%        77.3%
      Underwriting expenses                                                34.3%            34.0%             35.6%        33.1%
      Dividends to policyholders                                            0.6%             0.9%              0.2%
                                                                        --------------------------------------------------------
           Combined ratio                                                 118.5%           110.6%            114.7%       110.4%

    Other Property-Casualty
      Loss and loss adjustment expenses                                    64.3%            63.5%             66.2%        65.9%
      Underwriting expenses                                                30.1%            32.3%             30.9%        31.1%
                                                                        --------------------------------------------------------
           Combined ratio                                                  94.4%            95.8%             97.1%        97.0%

    Reinsurance
      Loss and loss adjustment expenses                                    67.5%            33.3%             42.4%        43.9%
      Underwriting expenses                                                18.8%            31.1%             18.6%        20.9%
                                                                        --------------------------------------------------------
           Combined ratio                                                  86.3%            64.4%             61.0%        64.8%

Total
    Loss and loss adjustment expenses                                      74.7%            67.3%             71.3%        70.0%
    Underwriting expenses                                                  31.7%            33.1%             32.6%        31.4%
    Dividends to policyholders                                              0.3%             0.4%              0.1%
                                                                        --------------------------------------------------------
           Combined ratio                                                 106.7%           100.8%            104.0%       101.4%
                                                                        --------------------------------------------------------
                                                                        --------------------------------------------------------

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

The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at September 30, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of liabilities for such claims at September 30, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses under such policies. Also, certain of Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have had on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new information that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in the results of operations of the period in which they occur.

Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50 million in excess of $182 million for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. After deducting reinsurance premiums of $16 million, Zenith has recorded reinsurance recoverable of $24.5 million and a deferred benefit of $8.5 million at September 30, 1998. Future adverse loss development, if any, of the reserves acquired from RISCORP would be recoverable up to the $50 million limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES


PROPERTY-CASUALTY INSURANCE OPERATIONS

The business acquired from RISCORP, effective April 1, 1998, contributed $22.7 million and $47.4 million of workers' compensation premiums earned in the three and nine months ended September 30, 1998, respectively. This business contributed an underwriting loss, before taxes, of $5.7 million and $10.0 million in the three and nine months ended September 30, 1998, respectively. The RISCORP Acquisition reduced earnings per share in the three and nine months ended September 30, 1998 by $0.18 and $0.27, respectively, due to goodwill amortization and other expenses. Excess costs in the former RISCORP business will adversely impact the underwriting results in Zenith's workers' compensation operation, pending the integration of such former RISCORP business into Zenith's existing workers' compensation operations.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

INVESTMENTS

Zenith's invested assets and cash increased by $219.8 million as a result of the RISCORP Acquisition. The investment portfolio acquired in the RISCORP Acquisition consists of investment grade U.S. treasury notes, corporate debt and municipal debt.

Investment income for the three and nine months ended September 30, 1998 increased from the corresponding periods in 1997 primarily due to the increase in invested assets added by the RISCORP Acquisition.

The yields on invested assets, which vary with the general level of interest rates, were as follows:

                                                             Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                            1998          1997          1998          1997
                                                         (Restated)                  (Restated)
---------------------------------------------------------------------------------------------------------------
Investment yield, before taxes                              5.7%          6.0%          5.8%          5.9%
Investment yield, after taxes                               3.8%          4.0%          3.9%          3.9%
---------------------------------------------------------------------------------------------------------------

Bonds with an investment grade rating represented 97% and 96% of the consolidated carrying values of fixed maturities at September 30, 1998 and December 31, 1997, respectively. The average maturity of the investment portfolio was 4.9 years at September 30, 1998 and 4.2 years at December 31, 1997.

The total fair value of fixed maturity investments, and the unrealized gain on held-to-maturity and available-for-sale fixed maturity investments, were as follows:

                                                                    Unrealized Gain on Fixed Maturities
                                                                    -----------------------------------
                                         Total Fair            Held-to-Maturity         Available-for-Sale
                                          Value of             ----------------         ------------------
(Dollars in thousands)                Fixed Maturities            Before Tax        Before Tax      After Tax
---------------------------------------------------------------------------------------------------------------
At September 30, 1998                     $974,672                  $1,705            $15,455        $10,045
At December 31, 1997                       800,572                   1,318              7,744          5,034
At September 30, 1997                      788,232                     738              3,645          2,369
---------------------------------------------------------------------------------------------------------------

The change in fair value of fixed maturity investments available-for-sale resulted in an increase in stockholders' equity of $5.0 million, after deferred taxes, between December 31, 1997 and September 30, 1998. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The change in the carrying value of Zenith's consolidated investment portfolio during the nine months ended September 30, 1998 was as follows:

(Dollars in thousands)                                                                             (Restated)
---------------------------------------------------------------------------------------------------------------
Carrying value at December 31, 1997                                                                 $879,973
Purchases at cost                                                                                    259,208
Investments acquired in RISCORP Acquisition                                                          190,460
Maturities and redemptions                                                                           (63,452)
Proceeds from sales of investments                                                                  (216,630)
Net realized gain on:
     Investments available-for-sale                                                 4,928
     Other investments                                                              3,410
           Total                                                                                       8,338
Change in unrealized gains                                                                             2,657
Increase in short-term investments                                                                     6,310
Net amortization of bonds and preferred stocks and
     Other changes                                                                                     1,870
---------------------------------------------------------------------------------------------------------------
          Carrying value at September 30, 1998                                                    $1,068,734
---------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The decrease in net cash provided by operating activities is primarily due to a decrease in cash flows from workers' compensation operations caused by a decrease in premium income (net of ceded reinsurance). Also, principally as a result of the RISCORP Acquisition, there was an increase in workers' compensation loss and loss adjustment expense payments associated with the unpaid loss and loss adjustment expense reserves acquired April 1, 1998 and an increase in operating expenses.

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

Since 1996, Zenith has been systematically replacing and modifying its internal systems to function correctly with dates from 1999 forward, thereby rendering them "Year 2000 Compliant." Internal systems ("Internal Systems") consist of (1) core information technology systems supporting corporate level accounting and financial reporting processes ("Core Corporate IT Systems"); (2) core information technology systems supporting operational processes involving (a) underwriting, premium collection and claims processes in Zenith's insurance operations (including those systems acquired in the RISCORP Acquisition) and (b) land acquisitions, development, construction, sales and escrow tracking/monitoring in the Real Estate Operations ("Core Operational IT Systems"); (3) computer networks and communications infrastructure ("IT Infrastructure"); (4) personal and laptop computers including applications ("Other IT Equipment"); and (5) owned facility systems which rely on non-computer equipment incorporating embedded microprocessors, such as elevators, HVAC and security as well as office equipment such as facsimile and copy machines and postage meters ("Facilities and Other Non-IT Systems"). The majority of Zenith's Year 2000 compliance efforts have been staffed internally, although Zenith has engaged and will continue to engage technical consultants to assist its internal staff, as well as to assist Zenith in reviewing its progress.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The status and scheduled completion dates of efforts to make the Internal Systems supporting Zenith's operations Year 2000 Compliant are as follows:

                                      Inventory       Assessment     Remediation      Validation      Implementation
                                   ----------------------------------------------------------------------------------
Core Corporate IT Systems:           Completed       Completed        Completed        3/31/99          3/31/99

Core Operational IT Systems:
----------------------------------
  Workers' Compensation              Completed       Completed        Completed        3/31/99          4/30/99
  Other Property-Casualty            Completed       Completed         3/31/99         3/31/99          4/30/99
  Reinsurance                        Completed       Completed        Completed       Completed        Completed
  Real Estate Operations             Completed       Completed        Completed        3/31/99          4/30/99

IT Infrastructure:
----------------------------------
  Workers' Compensation               11/30/98        3/31/99          6/30/99         7/31/99          7/31/99
  Other Property-Casualty             11/30/98        3/31/99          6/30/99         7/31/99          7/31/99
  Reinsurance                         11/30/98        3/31/99          6/30/99         7/31/99          7/31/99
  Real Estate Operations             Completed       Completed        Completed        3/31/99          3/31/99

Other IT Equipment:
----------------------------------
  Workers' Compensation               12/31/98        2/28/99          5/31/99         7/31/99          7/31/99
  Other Property-Casualty             12/31/98        2/28/99          5/31/99         7/31/99          7/31/99
  Reinsurance                         12/31/98        2/28/99          5/31/99         7/31/99          7/31/99
  Real Estate Operations              12/31/98        3/31/99          3/31/99         3/31/99          3/31/99

Facilities and Other Non-IT
 Systems:
----------------------------------
  Woodland Hills, CA                 Completed       Completed        Completed       11/30/98         12/31/98
  Sarasota, FL                       Completed       Completed         5/30/99         8/31/99          8/31/99
  Sacramento, CA                     Completed       Completed        Completed       Completed        Completed

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

                                                                  Percent
                                             Expenditures         Expended         Estimate            Total
                                                 As of             as of              to            Estimated IT
(Dollars in thousands)                          9/30/98           9/30/98          Complete         Expenditure
-------------------------------------------------------------------------------------------------------------------
IT Repair Costs                                 $3,848               88%             $529              $4,377
IT Replacement Costs:
    Software                                       197              100%                                  197
    Hardware                                       191              100%                                  191
    Related Expenditures                           248               84%               47                 295
-------------------------------------------------------------------------------------------------------------------
       Total                                    $4,484               89%             $576              $5,060
-------------------------------------------------------------------------------------------------------------------

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this Report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition; (2) adverse state and federal legislation and regulation: (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms, and wind and hail losses;
(8) ability to timely and accurately complete the Year 2000 conversion process; (9) impact of any failure of third parties with whom Zenith does business to be Year 2000-compliant; (10) uncertainties related to the RISCORP Acquisition, including (a) the ability of Zenith to integrate on a profitable basis the business acquired from RISCORP, (b) the value of transferred assets and transferred liabilities, (c) the ability of Zenith to recover any amounts from RISCORP for breaches of representations, warranties and covenants under the Asset Purchase Agreement and (d) whether RISCORP will contest the determination of the Final Purchase Price for the RISCORP Acquisition, and, if so, the ability of RISCORP, to prevail on any such attempt, as well as to recover any amount from Zenith Insurance for the alleged failure to comply with certain indemnification provisions of the Asset Purchase Agreement; (11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (12) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

                         PART II. OTHER INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

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

10.1 Loan Revision Agreement, dated June 26,1998, to the promissory note, dated July 1, 1997, between Zenith National Insurance Corp. and City National Bank (Herein incorporated by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

10.2 Second Amendment, dated July 23, 1998, to the Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association. (Herein incorporated by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

10.3 Restated Tranche A Note, dated July 23, 1998 between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association. (Herein incorporated by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

10.4 Third Amendment, dated August 21, 1998, to the Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association. (Herein incorporated by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

10.5 Fourth Amendment, dated September 15, 1998, to the Line of Credit Agreement, dated December 15, 1994, between Zenith National Insurance Corp. and Sanwa Bank California. (Herein incorporated by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

10.6 Indenture, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Herein incorporated by reference to Exhibit 10.6 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

10.7 Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Herein incorporated by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

10.8 Amended and Restated Declaration of Trust of Zenith National Insurance Capital Trust I, dated July 30, 1999, between Zenith National Insurance Corp., the trustees and the holders. (Herein incorporated by reference to Exhibit 10.8 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

10.9 Purchase Agreement between Zenith National Insurance Corp., Zenith National Insurance Capital Trust I, Credit Suisse First Boston Corporation, BancAmerica Robertson Stephens and Donaldson, Lufkin & Jenrette Securities Corporation, dated July 27, 1998, for $75,000,000 Zenith National Insurance Capital Trust I 8.55% Capital Securities. (Herein incorporated by reference to Exhibit 10.9 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998).

10.10 Workers' Compensation Quota Share Reinsurance Agreement, dated October 13, 1998, between Zenith Insurance Company and American Re-Insurance Company. (Herein incorporated by reference to Exhibit 10.10 to Zenith's Quarterly Report on Form 10-Q for the nine months ended September 30,
         1998).

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


Date: April 9, 1999                         /s/  Fredricka Taubitz
                                            ------------------------------------
                                            Fredricka Taubitz
                                            Executive Vice President
                                             & Chief Financial Officer
                                            (Principal Accounting Officer)