Form 10-K405
period 1998-12-31
ZENITH NATIONAL INSURANCE CORP
filed 1999-04-09
CIK 109261

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

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 22, 1999 was approximately $223,324,000 (based on the closing sale price of such stock on such date).

    At March 22, 1999, there were 17,116,000 shares of Zenith Common Stock outstanding, net of 7,855,000 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1998 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 1999 Annual Meeting of Stockholders -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.
  GENERAL

    Zenith National Insurance Corp. ("Zenith"), a Delaware corporation incorporated in 1971, is a holding company engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), CalFarm Insurance Company ("CalFarm Insurance"), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star"), in the property-casualty insurance business. The average combined ratio (as defined below) for the 10 years ended December 31, 1998 of Zenith's property-casualty operations was 101.7%. Zenith also conducts real estate operations through a wholly-owned subsidiary which develops land and constructs private residences for sale in Las Vegas, Nevada. On December 31, 1996, Zenith Insurance completed the acquisition of Associated General Commerce Self-Insurers' Trust Fund ("AGC-SIF"), a Florida workers' compensation self-insurers' fund, by merging it with and into Zenith Insurance. On April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition").

    Effective March 31, 1999, Zenith Insurance completed its sale of CalFarm Insurance to Nationwide Mutual Insurance Company for $275,000,000 in cash, subject to post-closing adjustment in certain circumstances.

    The 1998 edition of Best's Key Rating Guide ("Best's") assigns Zenith Insurance, CalFarm Insurance, ZNAT Insurance and Zenith Star (collectively, the "P&C Companies") ratings of A+ (superior). Moody's Investors Service ("Moody's") has assigned insurance financial strength ratings of A3 (good) to the P&C Companies. Standard & Poor's Corporation ("S&P's") has rated the insurance financial strength of the P&C Companies AA- (very strong). These Best's, Moody's and S&P ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. The P&C Companies' Best's rating is under review.

    At December 31, 1998, Zenith and its subsidiaries had approximately 1,800 full-time employees.

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

Loss ratio                    Net losses incurred expressed as a percentage of
                              net premiums earned.

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

Retrospectively-rated policy  A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.

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

DESCRIPTION OF THE BUSINESS

    Zenith, through its insurance subsidiaries, conducts business principally in the property and casualty insurance industry. Property-casualty operations comprise Workers' Compensation (52.6% of 1998 consolidated net premiums earned); Other Property-Casualty, principally automobile, homeowners, farmowners, commercial coverages and health insurance (41.9% of 1998 consolidated net premiums earned); and Reinsurance (5.5% of 1998 consolidated net premiums earned). Results of such operations for the three years ended December 31, 1998 are set forth in the table in the section "Property-Casualty Insurance Operations" on page 32 of Zenith's 1998 Annual Report to Stockholders, which table is hereby incorporated by reference. The earnings of Zenith's property-casualty operations are supplemented by the generation of investment income discussed under "Investments." Zenith also conducts real estate operations through wholly-owned subsidiaries that develop land and construct private residences for sale in Las Vegas, Nevada. Zenith's business segments are described in Notes to Consolidated Financial Statements -- Note 17 -- "Segment Information" on pages 68 and 70 of Zenith's 1998 Annual Report to Stockholders, which note is hereby incorporated by reference.

  PARENT

    Zenith is a holding company owning directly or indirectly all of the capital stock of certain property and casualty insurance and non-insurance companies.

  WORKERS' COMPENSATION

    Workers' Compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard workers' compensation policy issued by Zenith Insurance, ZNAT Insurance and Zenith Star provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. Zenith is currently licensed to conduct business in 44 states and the District of Columbia. The Workers' Compensation business has grown over the past three years with an expanding presence in Florida with the acquisitions of AGC-SIF in 1996 and substantially all of the assets and certain liabilities related to the workers' compensation business of RISCORP in 1998 (see below). During 1998, Zenith's insurance subsidiaries wrote workers' compensation insurance in 37 states.

    Net premiums earned in 1998 by state are set forth in the table below:

(DOLLARS IN THOUSANDS)           1998 PREMIUMS EARNED        %
                                -----------------------  ---------
California....................       $     123,173            44.2%
Florida.......................              85,399            30.6
Texas.........................              20,999             7.5
North Carolina................               9,143             3.3
Arkansas......................               7,431             2.7
Illinois......................               5,491             2.0
Alabama.......................               4,713             1.7
Other.........................              22,311             8.0
                                        ----------       ---------
                                     $     278,660           100.0%
                                        ----------       ---------
                                        ----------       ---------

    Zenith's low five-year workers' compensation loss ratio of 54.1% through 1998 is attributed to Zenith's managed care efforts, return-to-work strategies, and safety and health, anti-fraud and litigation efforts. During the past 10 years, the Zenith's Workers' Compensation combined ratio was 104%.

    Zenith's goal is to be a specialist risk-oriented national workers' compensation insurer. National results for workers' compensation insurers in recent years have been favorable by recent historic standards, although the California workers' compensation market has been impacted by intense rate and price competition, increased average costs per claim and a decline in industry premium volume since 1995.

    Competition, regulation, rate adequacy and the feasibility of containing the elements of the cost of claims are among the key factors in determining the favorability of a given workers' compensation market.

    In Florida, minimum premium rates for workers' compensation insurance are established by the Florida Insurance Commissioner. Minimum rates increased by 1.6% in 1999 and decreased 3.2% and 11.3% in 1998 and 1997, respectively. Since rates were deregulated in California, insurance companies file and use their own, actuarially determined rates for workers' compensation insurance in California. Companies must file such rates with the state of California Department of Insurance (the "Department of Insurance"), but the use of scheduled rating credits allows companies considerable flexibility in determining the amount of premium to be charged to a policyholder or potential policyholder. The future profitability of Zenith's Workers' Compensation operation will be dependent upon its ability to compete in an open rating environment in California, the success of Zenith's geographic expansion outside of California, the economic outlook for areas in which Zenith operates, Zenith's continuing efforts to control medical and indemnity costs through return-to-work efforts, managed care strategies, safety and health, fraud and litigation efforts and the ability to keep operating expenses in line with premium volume. At present, competition is intense and Zenith is focused on returning the Workers' Compensation operation to profitability and achieving the overall goal of a combined ratio of 100% or lower.

    Generally, premiums for workers' compensation insurance policies are a function of the applicable premium rate, which includes the insured employer's experience modification factor (where applicable) and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Additional policy features may be added to enhance the outcome for the policyholder in the event of favorable claims experience. Predominant among such features has been, historically, the participating policy in which a dividend has been paid after policy expiration. With the advent of open rating in California and an emphasis on, among other things, overall pricing at inception, dividends became insignificant as an element in workers' compensation insurance in California. They are also immaterial on Florida business. As part of the RISCORP Acquisition, Zenith Insurance assumed approximately $32,000,000 of premium in-force on retrospectively-rated policies. Retrospective rating also allows the policyholder to share in the benefits of favorable loss experience although a certain amount of less-than-favorable experience will result in additional premiums being billed to the policyholder.

    On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance and RISCORP, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). At the closing, Zenith Insurance paid $35 million in cash, of which $10 million was paid into an escrow account, and assumed and repaid $15 million of indebtedness of RISCORP, Inc. The final purchase price, which was subject to a three-step determination process, is the difference between the generally accepted accounting principles basis ("GAAP") book value of assets purchased and the GAAP book value of the liabilities assumed by Zenith Insurance as of April 1, 1998.

    As the first step of the three-step process to determine the final purchase price, on June 9, 1998, RISCORP provided Zenith Insurance with an audited "Proposed Business Balance Sheet" indicating that RISCORP's determination of the final purchase price would be approximately $141 million. As the second step of this process, on July 9, 1998, Zenith Insurance provided RISCORP with proposed adjustments to the Proposed Business Balance Sheet, which adjustments were prepared with assistance from Zenith Insurance's external accounting and actuarial consultants. These proposed adjustments resulted in large part from differences in the estimation of loss and loss adjustment expense reserves, primarily related to differences in actuarial methodology and assumptions, including anticipated loss development. Such adjustments indicated that the value of the liabilities assumed by Zenith Insurance exceeded the value of the assets transferred to Zenith Insurance by as much as $71 million, and that the final purchase price would be no greater than the $35 million already paid by Zenith Insurance at closing. As the final step of the price determination process, RISCORP and Zenith Insurance submitted all items in dispute concerning the Proposed Business Balance Sheet to a nationally recognized independent accounting firm which served as the Neutral Auditor and Neutral Actuary to resolve all such disputes.

    On March 19, 1999, Zenith received the report of the Neutral Auditor and Neutral Actuary which indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith Insurance by $92,336,000 and that Zenith Insurance owed an additional $57,336,000 above the $35,000,000 already paid to RISCORP. On March 26, 1999, after deducting $6,765,000 for the value of assets not transferred to Zenith Insurance by RISCORP, Zenith Insurance paid $53,689,000 to RISCORP including interest in the amount of $3,118,000 computed from April 1, 1998. Of this amount, $50,853,000 was paid directly to RISCORP and $2,836,000 was paid into an escrow account. The escrow account has a balance of $12,836,000 and is available to satisfy RISCORP's indemnification obligations to Zenith under the Asset Purchase Agreement. Although the determination of "Final Purchase Price" by the Neutral Auditor and Neutral Actuary is to be final, binding, and conclusive under the Asset Purchase Agreement, it is uncertain whether RISCORP will contest the determination.

    The RISCORP Acquisition was accounted for as a purchase by Zenith Insurance and the assets acquired, liabilities assumed and the results of operations from RISCORP at April 1, 1998 are included in Zenith's consolidated financial statements as of and for the year ended December 31, 1998. The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at December 31, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of liabilities for such claims at December 31, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses sustained under such policies. Similarly, Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new data that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in results of operations of the period in which they occur.

    Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50,000,000 in excess of $182,000,000 for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. After deducting reinsurance premiums of $16,000,000, Zenith has recorded reinsurance recoverable of $24,510,000 and a deferred benefit of $8,510,000 at December 31, 1998. Future adverse loss development, if any, of the reserves acquired from RISCORP would be recoverable up to the $50,000,000 limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance.

    The excess of the purchase price, including acquisition expenses, over the estimated fair value of net assets acquired is $19,851,000, which is net of a deferred tax asset of $10,228,000, and is being amortized over 25 years. Amortization expense from April 1, 1998 through December 31, 1998 was $595,000.

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

  OTHER PROPERTY-CASUALTY

    Zenith, through CalFarm Insurance, offers a comprehensive line of property and casualty insurance for individual and commercial customers, including automobile, farmowners, commercial coverages and homeowners coverage, primarily in the rural and suburban areas of California, with about 105,000 policies in-force. Additionally, in 1995 CalFarm Insurance assumed the group health insurance business that was previously written by CalFarm Life Insurance Company, a former subsidiary of Zenith, with about 24,000 certificates in-force. Automobile insurance includes coverage for automobile bodily injury, property damage and physical damage. Automobile bodily injury and property damage insurance provide coverage for third party liability, bodily injury and property damage arising from the ownership, maintenance or use of an automobile. Automobile physical damage coverage insures against physical loss of the insured's own vehicle. Farmowners and homeowners insurance includes coverage for direct physical damage to real and personal property, loss of personal property by theft and legal liability for injury to others and damage to property of others. Commercial multiple peril provides coverage for businesses against property damage and general liability. Health insurance premiums are written under a program sponsored by the California Farm Bureau Federation (the "Farm Bureau") which includes a preferred provider organization plan and a Medicare supplement product. For the 13 years since CalFarm was acquired by Zenith, the average combined ratio of Zenith's Other Property-Casualty operation was 100.1%.

    Automobile insurance (both commercial and personal) is the largest line of CalFarm Insurance's business, representing 10.6% of Zenith's premiums written in 1998. CalFarm Insurance insured approximately 19,000 personal automobiles and 61,500 commercial and farm vehicles in 1998. Group health and farmowners business represented 8.7% and 9.2%, respectively, of Zenith's premiums written in 1998.

    Zenith's Other Property-Casualty operations are subject to the regulatory provisions of California Initiative Proposition 103 ("Proposition 103"). The principal effects of Proposition 103 on Zenith's Other Property-Casualty business are as follows: rates must be approved by the California Insurance Commissioner prior to use; rates on personal automobile policies must be offered to "good drivers" (as defined) at a discount of at least 20% from rates otherwise charged and an insurer cannot refuse to sell a "good driver" policy to a qualified applicant; personal automobile insurance policies cannot be cancelled or non-renewed except for non-payment of premium, fraud or material misrepresentation, or a substantial increase in hazard; and personal automobile insurance rates must be based on the following factors in decreasing order of importance: driving record, number of miles driven, number of years of driving experience, and other factors which may be adopted by the California Insurance Commissioner. New automobile rating factor regulations pertaining to Proposition 103 were implemented during 1997 which further limit the impact of territorial rating on automobile insurance rates.

    In January 1997, the mandatory proof of insurance law and Proposition 213, which created the Personal Responsibility Act of 1996, became effective in California. Proposition 213 limits non-economic recoveries by uninsured motorists in motor vehicle accidents.

    The California Legislature passed legislation in September 1996 which created the California Earthquake Authority ("CEA"). The CEA, which became operational in December 1996, is a privately financed, publicly managed state agency, which provides limited earthquake coverage throughout California. Participation in the CEA is voluntary and CalFarm Insurance elected not to participate. CalFarm Insurance can elect to participate in the CEA at a later date subject to meeting the participation requirements at that time. CalFarm Insurance continues to offer homeowners and associated earthquake insurance with broader coverages than are available through the CEA as long as private reinsurance is available and affordable. Earthquake exposure is closely monitored through the use of earthquake modeling software and simulation techniques and through the use of industry experts. In 1998, CalFarm Insurance expanded the scope of its catastrophe management efforts to include an analysis of brush fire exposures. Catastrophe reinsurance is used to reduce Zenith's exposure from excessive catastrophe losses. See "Reinsurance Ceded."

    Effective March 31, 1999, Zenith Insurance completed the sale of CalFarm Insurance to Nationwide Mutual Insurance Company for $275,000,000 in cash, subject to post closing adjustment in certain circumstances. The transaction will result in an estimated after tax gain of $100,000,000, or $5.84 per share. The net change in Zenith's consolidated invested assets as a result of the transaction is estimated to be a decrease of approximately $15,000,000.

  REINSURANCE

    Zenith Insurance selectively underwrites a book of assumed reinsurance. Treaties come in a variety of forms, but the principal arrangements are either proportional in nature, in which the assuming company shares pro-rata in the premiums and losses of the cedant, or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the cedant's primary insurance premiums. Zenith operates its reinsurance activity as a participant in treaties in which, typically, the reinsurance coverage is syndicated to a number of assuming companies. Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. Zenith's current participation in the reinsurance market emphasizes the reinsurance of large individual property risks and property catastrophe reinsurance. By diversifying its geographical spread, Zenith's assumed reinsurance business is written so as to limit the company's exposure to losses from any one event in a worst-case scenario to a maximum of approximately 5% of consolidated stockholders' equity.

    An important element in the pricing of reinsurance is the supply of reinsurance capacity (i.e., capital) relative to demand. In recent years, new capital has been made available to provide world-wide reinsurance capacity. Most notably, such capital has been contributed by new companies in Bermuda and by contributions to Lloyd's syndicates by corporations with limited liability. Zenith has observed decreases in catastrophe reinsurance rates for 1998 and 1997 and, to a lesser extent in 1999, which directly impacts premium income. Since the inception of this operation in 1985, the average combined ratio of Zenith's Reinsurance operation was 92.3%.

  REAL ESTATE OPERATIONS

    Zenith's real estate operations develop, build and sell private residences in Las Vegas, Nevada. In 1998, this operation closed and delivered 275 homes at an average selling price of $137,000, compared to 305 homes at an average selling price of $149,000 the prior year. Sales in 1998 were $37,737,000 and pre-tax income was $1,363,000, compared to sales of $45,419,000 and pre-tax income of $1,678,000 the previous year. Land acquired at a cost of $42,142,000 will support the construction and sale of an estimated 1,125 homes over the next several years and possibly some commercial and/or apartment development. Increased interest rates or other factors may impact the rate of home sales, but Zenith believes that the land it has acquired is strategically located and will have long-term value.

  INVESTMENTS

    Zenith's Investment operation provides investment income and realized gains on investments, primarily from investments in debt securities.

    Investment policies of Zenith and its insurance subsidiaries are established by their respective Boards of Directors, taking into consideration state regulatory restrictions with respect to investments in connection with reserve obligations, as well as the nature and amount of various kinds of investments. Zenith's principal investment goal is to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. See Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Investments on pages 37-38 of Zenith's 1998 Annual Report to Stockholders, which discussion is hereby incorporated by reference. At December 31, 1998, the consolidated investment portfolio consisted primarily of taxable bonds and short-term investments supplemented by smaller portfolios of redeemable and other preferred and common stocks. The average life of the consolidated portfolio was 4.2 years at December 31, 1998.

    Stockholders' equity will fluctuate as interest rates fluctuate due to the classification of the changes in fair value of certain "available-for-sale" securities in stockholders' equity. Zenith has identified certain securities, amounting to approximately 96% of the investments in debt securities at December 31, 1998, as available-for-sale. In 1998, stockholders' equity increased by $1,378,000, net of deferred taxes, as a result of changes in the fair values of such investments.

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

    In early 1996, Zenith formed a Year 2000 team consisting of staff familiar with Zenith's IT and non-IT systems to coordinate the elimination, to the extent possible, of Zenith's exposure to the Year 2000 Problem. Reports of the Year 2000 team's efforts are presented to Zenith's Board of Directors periodically.

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

    The status and scheduled completion dates of efforts to make the Internal Systems supporting Zenith's operations Year 2000 Compliant are as follows:

                                       INVENTORY     ASSESSMENT     REMEDIATION    VALIDATION    IMPLEMENTATION
                                     -------------  -------------  -------------  -------------  ---------------
Core Corporate IT Systems              Completed      Completed      Completed      Completed       Completed
Core Operational IT Systems:
  Workers' Compensation                Completed      Completed       4/30/99        5/31/99         5/31/99
  Other Property-Casualty              Completed      Completed      Completed       4/30/99         4/30/99
  Reinsurance                          Completed      Completed      Completed      Completed       Completed
  Real Estate Operations               Completed      Completed      Completed       5/31/99         5/31/99
IT Infrastructure:
  Workers' Compensation                Completed      Completed       6/30/99        7/31/99         7/31/99
  Other Property-Casualty              Completed      Completed       6/30/99        7/31/99         7/31/99
  Reinsurance                          Completed      Completed       6/30/99        7/31/99         7/31/99
  Real Estate Operations               Completed      Completed      Completed      Completed       Completed
Other IT Equipment:
  Workers' Compensation                Completed      Completed       5/31/99        7/31/99         7/31/99
  Other Property-Casualty              Completed      Completed       5/31/99        7/31/99         7/31/99
  Reinsurance                          Completed      Completed       5/31/99        7/31/99         7/31/99
  Real Estate Operations               Completed      Completed      Completed      Completed       Completed
Facilities and Other Non-IT
  Systems:
  Woodland Hills, CA                   Completed      Completed      Completed      Completed       Completed
  Sarasota, FL                         Completed      Completed       5/31/99        8/31/99         8/31/99
  Sacramento, CA                       Completed      Completed      Completed      Completed       Completed

    Zenith plans to further test and refine the Internal Systems during the second half of 1999, to assure that they all function in Zenith's operating environment on an interconnected basis.

    Zenith's Year 2000 efforts also include a systematic assessment of the Year 2000 Compliant status of third parties upon which Zenith relies in its business operations, including major suppliers of services and products, owners of its leased facilities and principal business partners (collectively, "Key External Dependencies"). Zenith has used letters, questionnaires, surveys and interviews to determine whether these Key External Dependencies will achieve Year 2000 Compliant status. To date, Zenith has been unable, in most cases, to obtain reliable information, and is therefore uncertain about the state of readiness of many of its Key External Dependencies. Although none of the Key External Dependencies has informed Zenith that it has a Year 2000 issue that would have a material impact on Zenith, few have provided definitive statements, written assurances or warranties that they will be Year 2000 Compliant. Zenith intends to continue its systematic assessment, including follow-ups of its Key External Dependencies.

    All companies are faced with certain unknown risks arising from Year 2000 issues that may impact them negatively. Zenith's Year 2000 efforts have been designed to mitigate to the extent possible its risks from Year 2000-related failures faced by Zenith. Despite Zenith's Year 2000-related efforts, Zenith recognizes the possibility of some negative impact on its operations resulting from Year 2000-related failures. Zenith believes that the most reasonably likely worst-case, Year 2000 scenarios could include failures of Zenith's Internal Systems, a failure of one or more of its critical Key External Dependencies, such as financial institutions, agents/brokers or reinsurers, and/or the contamination of Zenith's IT systems due to receipt of corrupted data. Such a scenario could result in a disruption of Zenith's normal business activities and could have a material adverse impact on its financial condition and results of operations. In the quarter ended September 30, 1998, Zenith began developing contingency plans to substantially reduce material business disruptions from such risks. Zenith intends such plans to include measures, such as 1) acceleration into the last quarter of 1999 the performance of obligations and duties otherwise owed in the first quarter of 2000; 2) identification of alternatives to Key External Dependencies that may not be Year 2000 Compliant and therefore unable to meet Zenith's needs; and 3) certain activities in Zenith's pre-existing Business Recovery/Resumption Plan designed for Zenith to operate during, and to recover from, catastrophes. All contingency plans are expected to be in place by September 30, 1999.

    Zenith has been planning to upgrade its IT Infrastructure and its other IT equipment for some time; however, because of the Year 2000 Problem, certain components of those plans will be accelerated and completed by mid-1999. The table below sets out the costs for either repairing Zenith's IT systems ("IT Repair Costs") or for replacing them ("IT Replacement Costs").

                                                             EXPENDITURES      PERCENT                     TOTAL
                                                                 AS OF       EXPENDED AS   ESTIMATE TO  ESTIMATED IT
(DOLLARS IN THOUSANDS)                                         12/31/98      OF 12/31/98    COMPLETE    EXPENDITURE
-----------------------------------------------------------  -------------  -------------  -----------  ------------
IT Repair Costs............................................    $   4,522             80%    $   1,100    $    5,622
IT Replacement Costs:
  Software.................................................          197             13%        1,277         1,474
  Hardware.................................................          191              8%        2,125         2,316
  Related Expenditures.....................................          341             51%          322           663
                                                             -------------          ---    -----------  ------------
    Total..................................................    $   5,251             52%    $   4,824    $   10,075
                                                             -------------          ---    -----------  ------------
                                                             -------------          ---    -----------  ------------

    IT Repair Costs and IT Replacement Costs include external costs and the cost of dedicated information technology personnel. IT Repair Costs are expensed as they are incurred; IT Replacement Costs are capitalized in accordance with Statement of Position 98-1. (See Note 1 to the Consolidated Financial Statements included in Zenith's 1998 Annual Report to Stockholders on pages 54-57, which note is herein incorporated by reference.) The internal cost of user participation in acceptance testing has not been measured and is not included in the foregoing estimates. Although not quantified at this time, costs associated with non-IT systems and contingency planning are not expected to be significant. All Year 2000-related costs have been, and will continue to be, funded from internal sources. No planned information technology projects were deferred because of Year 2000-related efforts.

    The reader is directed to the "Forward-Looking Information" section of the Managements Discussion and Analysis of Consolidated Financial Condition and Results of Operations section of Zenith's 1998 Annual Report to Stockholders on page 30, which section is herein incorporated by reference, and cautioned that the foregoing discussion on the Year 2000 Problem must be read in conjunction with such section. The forward looking information on the Year 2000 Problem, including its impact on Zenith, future costs, scheduled completion dates, and the success of Zenith's efforts in preparing for it are based on management's best estimates of future events. Such estimates, however, are subject to the inherent uncertainty of the ultimate effect and the extent of the Year 2000 Problem and the availability of technical resources and hardware.

LOSS AND LOSS EXPENSE RESERVES AND CLAIMS, AND LOSS DEVELOPMENTS

    The P&C Companies maintain reserves for the payment of losses and for the expenses of settling both reported and unreported claims that have been incurred under their insurance policies and reinsurance contracts. The amount of such reserves, as related to reported claims, is based upon periodic case-by-case evaluation and judgment by the P&C Companies' claims departments, with actuarial review. The estimate of unreported claims arising from accidents which have not yet been reported to the P&C Companies, commonly known in the industry as "incurred but not reported," is based upon the P&C Companies' experience and statistical information with respect to the probable number and nature of such claims. The P&C Companies monitor these factors and revise their reserves as they deem appropriate. Reserves are based on estimates, and no assurance can be given that the ultimate liability will not be more or less than such estimates.

    Reference is made to "Property-Casualty Loss Development" on pages 46-47 of Zenith's 1998 Annual Report to Stockholders, which is hereby incorporated by reference, and the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements -- Note 14 -- "Loss and Loss Adjustment Expense Reserves" on page 65 of Zenith's 1998 Annual Report to Stockholders, both of which are hereby incorporated by reference. These tables show the development of loss and loss adjustment expense liabilities as originally estimated under GAAP at December 31 of each year presented. The accounting methods used to estimate these liabilities are described in Notes to Consolidated Financial Statements -- Note 1 -- "Summary of Accounting Policies, Operations and Principles of Consolidation" on pages 54-57 of Zenith's 1998 Annual Report to Stockholders, which note is hereby incorporated by reference. The one year loss and loss adjustment expense reserve development for Zenith's three segments of property casualty business is set forth in the table in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 33 of Zenith's 1998 Annual Report to Stockholders, which table is hereby incorporated by reference.

  WORKERS' COMPENSATION
    Zenith's Workers' Compensation reserves, on the average, are paid within approximately 2.2 years. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes use of compromises and releases for claim settlements to expedite this process.

    Zenith Insurance maintains four regional offices in California and offices outside of California in Florida, Texas, Arkansas, Pennsylvania, Utah, Illinois, North Carolina and Alabama, each of which is fully staffed to conduct all workers' compensation claims operations, including review of initial reports of work injury, assignment of appropriate field investigation and determination of whether subrogation should be pursued. Workers' Compensation claims operations are supported by computer systems that provide immediate access to policy coverage verification and claims records and enable Zenith Insurance to detail claims payment histories and policy loss experience reports.

    The 1998 underwriting results include $2,000,000 of catastrophic workers' compensation losses. In 1997, loss and loss adjustment expense reserves were strengthened by $11.8 million for accident years 1995 and 1996.

    On April 1, 1998 Zenith Insurance acquired substantially all of the assets and liabilities of RISCORP's workers' compensation business. See Note 15 in Notes to Consolidated Financial Statements on pages 65-67 of Zenith's 1998 Annual Report to Stockholders which Note is hereby incorporated by reference and the item headed "Contingencies Surrounding Fair Values of Certain Assets Acquired and Liabilities Assumed From RISCORP" in Note 9 in the Notes to Consolidated Financial Statements on Page 62 of Zenith's Annual Report to Stockholders which Note is hereby incorporated by Reference.

  OTHER PROPERTY-CASUALTY

    Other Property-Casualty loss reserves are paid, on the average, within approximately 3.5 years. Property insurance coverages and CalFarm Insurance's concentration of business in California expose Zenith to catastrophe losses from events in California. Insurance liabilities ceded by CalFarm Insurance protect against losses in excess of $5,000,000 from any one event. See "Reinsurance Ceded." In 1998 and 1997, CalFarm Insurance sustained losses of $5,000,000 and $1,500,000, respectively, in conjunction with California wind and storm damage. 1996 results benefited from the absence of catastrophe losses. In 1998, CalFarm Insurance sustained an underwriting loss in the group health business of $2,991,000, as compared to income of $125,000 and $42,000 in 1997 and 1996, respectively.

    CalFarm Insurance maintains three claims and legal offices in California to conduct all claims operations of the Other Property-Casualty business. All claims operations of CalFarm Insurance are supervised by its home office claims department. Health claims is a separate operation located in the home office.

  REINSURANCE

    Zenith expects that, on the average, its Reinsurance reserves will be paid in approximately 2.6 years. In addition to information supplied by ceding companies, Zenith makes use of industry experience in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements. The 1998 Reinsurance underwriting results include catastrophe losses of $4,500,000 attributable to Hurricane Georges. There were no catastrophes reported in Reinsurance in 1997 or 1996.

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

  ENVIRONMENTAL AND ASBESTOS LOSSES

    The process of evaluating an insurance company's exposure to the cost of environmental and asbestos damage is subject to significant uncertainties. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage. The legal issues concerning the interpretations of various insurance policy provisions and whether environmental and asbestos losses are, or were ever intended to be, covered are complex. Courts have reached different and sometimes inconsistent conclusions regarding such issues as: when the loss occurred and which policies provide coverage, how policy limits are applied and determined, how policy exclusions are applied and interpreted, whether clean-up costs are covered as insured property damage and whether site assessment costs are either indemnity payments or adjusting costs.

    Zenith has exposure to asbestos losses in its Workers' Compensation operation for medical, indemnity and loss adjustment expenses associated with covered workers' long-term exposure to asbestos or asbestos-contained materials. Most of these claims date back to the 1970's and early 1980's and Zenith's exposure is generally limited to a pro rata share of the loss for the period of time coverage was provided. Zenith also has potential exposure to environmental and asbestos losses and loss adjustment expenses beginning in 1985 through its Reinsurance operation and through CalFarm Insurance, which writes liability coverage under farmowners' and small commercial policies, however such losses are substantially excluded from all such coverage. The business reinsured by Zenith contains exclusion clauses for environmental and asbestos losses, and in 1988 an absolute pollution exclusion was incorporated into CalFarm Insurance's policy forms. All claims for damages resulting from environmental or asbestos losses are identified and handled by Zenith's most experienced claims/legal professionals. Environmental and asbestos losses have not been material and Zenith believes that its reserves for environmental and asbestos losses are appropriately established based on currently available facts, technology, laws and regulations. However, due to the long-term nature of these claims, the inconsistencies of court coverage decisions, plaintiff's expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate exposure from these claims may vary from the amounts currently reserved.

REINSURANCE CEDED

    In accordance with general industry practices, Zenith's insurance subsidiaries annually purchase excess of loss reinsurance. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. Historically, no material costs have been incurred by Zenith or its subsidiaries from uncollected reinsurance. The purpose of such reinsurance is to protect Zenith from the impact of large, unforeseen losses. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of insurance operations. Zenith monitors the financial condition of its reinsurers and does not believe that it is exposed to any material credit risk through its ceded reinsurance arrangements. Zenith believes that its ceded reinsurance arrangements are adequate and consistent with industry practice.

    Insurance premiums ceded by Zenith's insurance subsidiaries amounted to $54,487,000, $26,191,000 and $24,642,000 in 1998, 1997 and 1996, respectively, or 9.3%, 5.3% and 5.4% of gross earned premiums in 1998, 1997 and 1996, respectively. Reinsurance recoverable on unpaid losses amounted to $245,609,000 and $87,665,000 in 1998 and 1997, respectively, or 24.6% and 14.3% of gross reserves for unpaid losses and loss adjustment expenses in 1998 and 1997, respectively. The increase in 1998 insurance premiums ceded and reinsurance recoverable on unpaid losses is due to the RISCORP Acquisition. Each insurance subsidiary maintains separate reinsurance arrangements, which were as follows during 1998:

    Zenith Insurance -- Workers' Compensation reinsurance covered all claims between $550,000 and $100,000,000 per occurrence. The coverage from $550,000 to $5,000,000 is placed with General Reinsurance Corporation, the coverage from $5,000,000 to $10,000,000 with Employers Reinsurance Corporation and the remaining three layers from $10,000,000 to $60,000,000 primarily with NAC Reinsurance Corporation, Transatlantic Reinsurance Company, Zurich Reinsurance and the London reinsurance market (primarily Lloyd's syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covers an additional $40,000,000 in excess of $60,000,000 and is placed with UNUM Life Insurance Company, ReliaStar Life Insurance Company and Connecticut General Life. Effective April 1, 1998, Zenith entered into a 20% quota-share reinsurance agreement with American Re-Insurance covering Florida workers' compensation business. This arrangement has been terminated effective March 31, 1999.

    Catastrophe reinsurance covers losses of approximately $17,500,000 in excess of approximately $1,700,000 arising out of certain assumed reinsurance treaties for non-United States catastrophes. All of such catastrophe reinsurance is placed with Renaissance Reinsurance Company Limited. Zenith's exposure to losses from assumed reinsurance is limited by the terms upon which it is written to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

    In connection with the RISCORP Acquisition, Zenith Insurance entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd. which provides ceded reinsurance for unpaid loss and allocated loss adjustment expenses assumed by Zenith from RISCORP at April 1, 1998 up to $50,000,000 in excess of $182,000,000. A cut-through endorsement between Inter-Ocean Reinsurance Company and American Re-Insurance Company provides for Zenith to recover such reinsurance from American Re-Insurance Company in the event of the insolvency of Inter-Ocean Reinsurance Company.

    Also, in connection with the RISCORP Acquisition, Zenith Insurance acquired approximately $244,304,000 of reinsurance recoverables from principally quota share arrangements entered into by RISCORP. The principal reinsurers from which such amounts are recoverable are: American Re-Insurance Company, Chartwell Reinsurance Company, Continental Casualty Co., Swiss Re-Insurance Company, Trenwick Reinsurance Company and TIG Reinsurance Company.

    Prior to Zenith's acquisition of AGC-SIF, AGC-SIF purchased aggregate excess and specific excess reinsurance for protection against losses in excess of stated retentions in each year of coverage. Beginning in 1997, reinsurance for business written in Florida was combined with Zenith's existing reinsurance arrangements.

    CalFarm Insurance -- For personal and commercial property lines of business, reinsurance is maintained for claims in excess of $350,000 up to $4,000,000 per occurrence. On liability coverages for personal and commercial lines, reinsurance covers losses up to $5,000,000 per occurrence, subject to a retention of $500,000. This reinsurance coverage is all placed with General Reinsurance Corporation. CalFarm Insurance has property catastrophe reinsurance that provides for recovery of 95% of $105,000,000, excess of a retention of $5,000,000, for which the principal reinsurers are Centre Cat Ltd. and Renaissance Reinsurance Company. CalFarm Insurance also maintains reinsurance agreements with Employers Reinsurance Corporation and Duncanson & Holt for excess risks on its accident and health contracts. Employers Reinsurance Corporation provides coverage for CalFarm's Farm Bureau health insurance program for aggregate losses in excess of $2,000,000 on those individual health policy claims that exceed $120,000 for each insured in each calendar year. Effective January 1, 1999, Employers Reinsurance Corporation will provide coverage on those individual health policy claims that exceed $100,000 for each insured in each calendar year without any aggregate retention. Duncanson & Holt provides coverage on other group health policy claims that exceed $100,000 in each calendar year.

    CalFarm Insurance participates in a quota share contract whereby it retains 20% of the first $1,000,000 on umbrella risks (comprehensive coverage in excess of primary policy limits) underwritten, with the remainder of up to $10,000,000 for commercial lines and up to $5,000,000 for personal lines ceded to General Reinsurance Corporation. Facultative reinsurance is placed on property coverage in excess of $4,000,000 on all property lines, and on umbrella limits in excess of $10,000,000 for commercial lines and $5,000,000 for personal lines. Facultative reinsurance is used on fewer than 1% of CalFarm Insurance's policies. Facultative coverage is placed primarily with General Reinsurance Corporation. Other companies used are Employers Reinsurance Corporation, American Reinsurance Company and other reinsurers.

    Pooling Agreement -- The P&C Companies are parties to a pooling agreement. Under the pooling agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and are then reapportioned, or retro-ceded (the risks are transferred back), to those four companies in the following proportions: Zenith Insurance, 79.5%; CalFarm Insurance, 18%; ZNAT Insurance, 2%; and Zenith Star, 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements. Effective with the close of the proposed sale of CalFarm Insurance, CalFarm Insurance will cease to participate in the pooling agreement and will participate in a transaction with the remaining pool members to restore its pre-pooling insurance assets and liabilities. Zenith Insurance will retain 97.5% of the pool after CalFarm ceases to participate.

MARKETING AND STAFF

    The Workers' Compensation business of Zenith Insurance, ZNAT Insurance and Zenith Star is produced by approximately 2,200 independent licensed insurance agents and brokers throughout California, Texas, Florida and other areas in which Zenith conducts its Workers' Compensation operations. Certain CalFarm Insurance agents referred to below also sell workers' compensation policies. Zenith Insurance's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

    CalFarm Insurance maintains a sales force of approximately 140 agents who primarily sell insurance products for CalFarm Insurance, principally in rural and suburban areas of California. In addition, approximately 200 independent agents market CalFarm Insurance products and approximately 1,900 independent agents market the CalFarm Insurance health insurance products.

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

CALIFORNIA FARM BUREAU FEDERATION

    The Farm Bureau was formed to provide its members with a variety of agriculture-related services, including property and casualty and health insurance. The Farm Bureau is California's largest general farm organization, and represents more than 78,000 member families in 58 counties. The Farm Bureau continues to work actively to encourage its membership to place their insurance with CalFarm Insurance. Farm Bureau membership is a prerequisite to the purchase of farmowners, automobile and health insurance from CalFarm Insurance. Of the estimated 78,000 member families, approximately 62% are insured by CalFarm Insurance. The business of CalFarm Insurance is closely tied to the California farm economy. However, approximately 48% of Farm Bureau members (and CalFarm Insurance insureds) are non-farmers, and approximately 64% of CalFarm Insurance premium volume is generated by non-farm business. Total written premium in CalFarm Insurance attributable to sales that were sponsored by the Farm Bureau constituted 29%, 31%, and 31% of Zenith's total written premium for the years 1998, 1997 and 1996, respectively. The agreement of CalFarm Insurance with the Farm Bureau, which is subject to cancellation by either party on six months' notice, requires CalFarm Insurance to make annual payments to the Farm Bureau of $240,000 plus 2% of the gross written premium under the Farm Bureau group health insurance program. Pursuant to such provisions, total payments by CalFarm Insurance to the Farm Bureau were approximately $1 million in each of 1998, 1997 and 1996.

    CalFarm Insurance continues to be the largest writer of farmowners policies in the state and benefits from its sponsorship by the Farm Bureau. Such benefit is derived from the use of the CalFarm Insurance name and the Farm Bureau membership lists. Further, CalFarm Insurance's ability to sell products to Farm Bureau members is enhanced by the Farm Bureau relationship. The Farm Bureau benefits since Farm Bureau membership is required to obtain automobile insurance at discounted rates, farmowners and health insurance policies from CalFarm Insurance, which generates membership and revenues for the Farm Bureau. If the relationship between CalFarm Insurance and the Farm Bureau were terminated, Zenith believes that it could retain a significant amount of the business it currently has with Farm Bureau members because of the quality and tailored features of the products it offers in what it regards as its "niche market" and the long-term relationships established between its agents and these policyholders. In the event of such termination, however, Zenith expects that there would be an increased risk of nonrenewal of existing insurance coverage as well as a possible adverse effect on new policy revenues, but it cannot estimate the financial impact of any such termination. Zenith anticipates the continuation of a close working relationship with the Farm Bureau and the promotion among its membership of the purchase of insurance products from CalFarm Insurance as an attractive feature of Farm Bureau membership.

COMPETITION

    Competition in the insurance business is based upon price, product design and quality of service. The insurance industry is highly competitive, and competition is particularly intense in the

California workers' compensation market which was deregulated with respect to prices in 1995. Zenith's insurance subsidiaries compete not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund. Competition also exists with self-insurance and captive insurers. Over the years there has been increased competition from direct-writing companies and, in the property and casualty field, from affiliates of large life insurance companies. Many companies in competition with Zenith's subsidiaries have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

REGULATION

  STATE DEPARTMENTS OF INSURANCE

    Insurance companies are primarily subject to regulation and supervision by the Department of Insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Zenith's insurance subsidiaries are primarily subject to regulation and supervision by the Department of Insurance, except for Zenith Star, which is primarily subject to regulation and supervision in the state of Texas. These states have broad regulatory, supervisory and administrative powers. Such powers relate to, among other things, the grant and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements.

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

    Detailed annual and quarterly reports must be filed by Zenith's insurance subsidiaries with the California Department of Insurance and with the insurance departments of the other states in which they are licensed to transact business, and their businesses and accounts are subject to periodic examination by such agencies, usually at three year intervals. Zenith Insurance, CalFarm Insurance and ZNAT Insurance were examined by the Department of Insurance as of December 31, 1996, and the Report of Examination contained no material findings. Zenith Star was examined by the Texas Department of Insurance as of December 31, 1996, and the Report of Examination contained no material findings.

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

    Under NAIC model regulations, insurers are required to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements.

The computation of the RBC ratio for 1998 has not yet been completed due to the pending restatement of the P & C Companies' previously filed statutory basis financial statements following the determination of the RISCORP purchase price on March 19, 1999. However, the 1998 RBC ratio is expected to be significantly above the RBC control, or required, level of capital under the regulations.

    The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios (11 ratios for property and casualty companies), developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC to select those companies that merit highest priority in the allocation of the regulators' resources. The 1998 IRIS results for the P&C Companies showed no results outside the "normal" range for such ratios, as such range is determined by the NAIC.

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting (statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC). The NAIC is now considering amendments to the Codification that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

    It is not known whether the state of California Department of Insurance will adopt the Codification, and whether the state of California Department of Insurance will make any changes to that guidance. Implementation of the Codification may affect the surplus level and capitalization requirements of Zenith's insurance subsidiaries on a statutory basis. Zenith has not determined the potential impact of the Codification.

  INSURANCE HOLDING COMPANY SYSTEM REGULATORY ACT

    Zenith's insurance subsidiaries are subject to the California and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts"), which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation. The Holding Company Acts also limit dividend payments and material transactions by Zenith's insurance subsidiaries. See Management's Discussion and Analysis of Consolidated Financial Condition and Result of Operations -- Liquidity and Capital Resources on pages 39-40 of Zenith's 1998 Annual Report to Stockholders, which discussion is hereby incorporated by reference.

  OTHER REGULATION

    Property and casualty insurance coverage is subject to certain regulation as described herein under "Description of Business -- Other Property-Casualty," and Zenith's Other Property-Casualty rates are subject to prior approval by the Department of Insurance. The provisions of Proposition 103 do not apply to Workers' Compensation, Health insurance or Reinsurance, which combined to account for 68% of Zenith's property-casualty earned premiums in 1998.

ITEM 2. PROPERTIES.

    Zenith Insurance owns a 120,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith, Zenith Insurance and ZNAT Insurance. In addition, Zenith Insurance owns a 176,000 square foot branch office facility in Sarasota, Florida.

    CalFarm Insurance owns its home office building consisting of 133,000 square feet (and surrounding property of approximately 4 acres) in Sacramento, California.

    In addition, Zenith Insurance and CalFarm Insurance, in the regular conduct of their business, lease offices in various cities. See Notes to Consolidated Financial Statements -- Note 9 -- "Commitments and Contingent Liabilities" on page 62 of Zenith's 1998 Annual Report to Stockholders, which note is hereby incorporated by reference.

    Zenith considers its owned and leased facilities to be adequate for the needs of the organization.

ITEM 3. LEGAL PROCEEDINGS.

    On January 11, 1999, Zenith Insurance served RISCORP with a complaint filed in the United States District Court in the Southern District of New York. The complaint against RISCORP asserts various claims arising from the acquisition of RISCORP, including claims seeking recovery of assets that were not transferred to Zenith Insurance at the closing, as well as damages for breaches of representations, warranties, and covenants in the Asset Purchase Agreement. On January 22, 1999, RISCORP served Zenith Insurance with a complaint in an action that RISCORP had filed against Zenith Insurance in the United States District Court in the Middle District of Florida. In that action, RISCORP is seeking damages based on the alleged failure of Zenith Insurance to comply with certain indemnification provisions of the Asset Purchase Agreement, as well as damages relating to the allegedly improper acquisition of certain assets. Zenith is unable to predict the outcome of these litigations.

    Zenith and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, will not have a material adverse effect on the consolidated financial condition or results of operations of Zenith.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

QUARTER                                                          1998        1997
------------------------------------------------------------    -------     -------
First
  High......................................................     29 1/16     27 7/8
  Low.......................................................     24 1/2      25 7/8
Second
  High......................................................     30 1/2      27 1/2
  Low.......................................................     28          24 5/8
Third
  High......................................................     28 1/2      28 5/8
  Low.......................................................     23 9/16     26 5/16
Fourth
  High......................................................     25 7/8      28 3/4
  Low.......................................................     22 7/8      25 7/16

    As of March 8, 1999, there were 326 registered holders of record of Zenith Common Stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith Common Stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

        DATE OF DECLARATION             TYPE AND AMOUNT OF        RECORD DATE FOR
          BY ZENITH BOARD                    DIVIDEND                 PAYMENT               PAYMENT DATE
------------------------------------  -----------------------  ---------------------  ------------------------
February 25, 1999...................  $.25 cash per share      April 30, 1999         May 14, 1999
December 8, 1998....................  $.25 cash per share      January 29, 1999       February 12, 1999
September 28, 1998..................  $.25 cash per share      October 30, 1998       November 13, 1998
May 20, 1998........................  $.25 cash per share      July 31, 1998          August 15, 1998
February 24, 1998...................  $.25 cash per share      April 30, 1998         May 15, 1998
December 11, 1997...................  $.25 cash per share      January 30, 1998       February 13, 1998
September 4, 1997...................  $.25 cash per share      October 31, 1997       November 14, 1997
May 15, 1997........................  $.25 cash per share      July 31, 1997          August 15, 1997
February 27, 1997...................  $.25 cash per share      April 30, 1997         May 15, 1997

    The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith, and of CalFarm Insurance, ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the appropriate insurance regulatory authorities in the states of California and Texas must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. During 1998, Zenith Insurance paid no dividends to Zenith. During 1999, Zenith Insurance will be able to pay $32,975,000 in dividends to Zenith without prior approval, of which $30,000,000 was paid on March 12, 1999. In 1999, CalFarm Insurance, ZNAT Insurance and Zenith Star, together, will be able to pay $9,374,000 in dividends to Zenith Insurance without prior approval.

ITEM 6. SELECTED FINANCIAL DATA.

    The Five-Year Summary of Selected Financial Information, included in Zenith's 1998 Annual Report to Stockholders on pages 44-45, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, included in Zenith's 1998 Annual Report to Stockholders on pages 30-43 is hereby incorporated by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The "Market Risk of Financial Instruments" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in Zenith's 1998 Annual Report to Stockholders on pages 38-39 is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the "Property-Casualty Loss Development" data on pages 46-47 of Zenith's 1998 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1988 through 1998 and to the consolidated financial statements and notes thereto on pages 48-70 of Zenith's 1998 Annual Report to Stockholders, which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Proxy Statement distributed to stockholders in connection with Zenith's 1999 Annual Meeting of Stockholders (the "Proxy Statement") which is to be filed by Zenith after the date this Report on Form 10-K is filed is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                  OFFICER
NAME                 AGE                    POSITION                     TERM      SINCE
-----------------    ---    ----------------------------------------    ------    --------
Stanley R. Zax       61     Chairman of the Board and President (1)     Annual       1977
Fredricka Taubitz    55     Executive Vice President and                Annual       1985
                            Chief Financial Officer (1)
Jack D. Miller       53     Executive Vice President (2)(3)             Annual       1997
James P. Ross        52     Senior Vice President (1)                   Annual       1978
John J. Tickner      60     Senior Vice President and Secretary (1)     Annual       1985
Keith E. Trotman     62     Senior Vice President (2)(4)                Annual       1988
Philip R. Hunt       55     Senior Vice President (2)(5)                Annual       1988

------------------------

(1) Officer of Zenith and its subsidiaries.
(2) Officer of Zenith's subsidiaries only.
(3) Designated as an executive officer of the registrant on February 24, 1998.
(4) Ceased being an executive officer of the registrant on February 24, 1998.
(5) Ceased being an executive officer of the registrant on April 30, 1998.

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

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the headings "Directors' Compensation," "Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Employment Agreements and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Board of Directors' Report on Executive Compensation; Performance Bonus Committee Report on Performance Based Compensation Plans for Executive Officers" in the Proxy Statement is hereby incorporated by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

         1. FINANCIAL STATEMENTS:

           Report of Independent Accountants

           Financial Statements and notes thereto incorporated by reference from Zenith's 1998 Annual Report to Stockholders in Item 8 of Part II above:

           Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

               Consolidated Balance Sheet as of December 31, 1998 and 1997

               Consolidated Statement of Operations for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

         2.FINANCIAL STATEMENT SCHEDULES:

           Report of Independent Accountants on Financial Statement Schedules

           Zenith National Insurance Corp. and Subsidiaries:

               As of December 31, 1998:

                   I --Summary of Investments -- Other Than Investments in Related Parties

               For the years ended December 31, 1998, 1997 and 1996:

                   III --Supplementary Insurance Information

                   IV--Reinsurance

           Zenith National Insurance Corp.:

               As of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996:

                   II --Condensed Financial Information of Registrant

           The information on Property-Casualty Loss Development is on pages 46-47 of Zenith's 1998 Annual Report to Stockholders.

           Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

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

           4.2     Indenture, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank
                   Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.6 to
                   Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

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

                   (d) Exhibit D -- Noncompetition Agreement, dated as of July 26, 1985, between the
                       Commissioner and Zenith Insurance. (Incorporated herein by reference to Exhibit 28.3 to Zenith's Current Report on Form 8-K, date of report July 26, 1985.)
                   (e) Exhibit E -- First Assignment Separate from Certificate, dated July 26, 1985, by the
                       Commissioner in favor of Zenith. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1985.)
                   (f)  Exhibit F -- Engagement and Reimbursement Agreement, dated as of July 26, 1985, between Zenith Insurance and the Commissioner. (Incorporated herein by reference to
                        Exhibit 28.2 to Zenith's Current Report on Form 8-K, date of report July 26, 1985.)
           10.4    Asset Purchase Agreement, dated as of June 17, 1997, by and among Zenith Insurance
                   Company and RISCORP, Inc., RISCORP Management Services, Inc., RISCORP of Illinois, Inc.,
                   Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc.,
                   RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings,
                   Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP
                   Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National
                   Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc.,
                   RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II.
                   (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form
                   8-K/A, date of report June 17, 1997.)
           10.5    First Amendment, entered into June 26, 1997, to the Asset Purchase Agreement dated as of
                   June 17, 1997, by and among Zenith Insurance Company and RISCORP, Inc., RISCORP
                   Management Services, Inc., RISCORP of Illinois, Inc., Independent Association
                   Administrators Incorporated, RiSCORP Insurance Services, Inc., RISCORP Managed Care
                   Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP
                   Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP Insurance
                   Company, RISCORP Property & Casualty Insurance Company, RISCORP National Insurance
                   Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc., RISCORP
                   Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K, date of report
                   April 1, 1998.)

           10.6    Second Amendment, entered into July 11, 1997, to the Asset Purchase Agreement dated as of June 17, 1997, by and among Zenith Insurance Company and RISCORP, Inc., RISCORP
                   Management Services, Inc., RISCORP of Illinois, Inc., Independent Association
                   Administrators Incorporated, RISCORP Insurance Services, Inc., RISCORP Managed Care
                   Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP
                   Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP Insurance
                   Company, RISCORP Property & Casualty Insurance Company, RISCORP National Insurance
                   Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc., RISCORP
                   Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Current Report on Form 8-K, date of report
                   April 1, 1998.)
           10.7    Amendment No. 3 entered into March 30, 1998, to the Asset Purchase Agreement dated as of
                   June 17, 1997, by and among Zenith Insurance Company and RISCORP, Inc., RISCORP
                   Management Services, Inc., 1390 Main Street Services, Inc., RISCORP of Illinois, Inc.,
                   Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc.,
                   RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings,
                   Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP
                   Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National
                   Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding Company,
                   RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II.
                   (Incorporated herein by reference to Exhibit 10.4 to Zenith's Current Report on Form
                   8-K, date of report April 1, 1998.)
           10.8    Assumption and Indemnity Reinsurance Agreement, dated as of April 1, 1998, by and between Zenith Insurance Company and RISCORP National Insurance Company. (Incorporated
                   herein by reference to Exhibit 10.5 to Zenith's Current Report on Form 8-K, date of report April 1, 1998.)
           10.9    Assumption and Indemnity Reinsurance Agreement, dated as of April 1, 1998, by and between Zenith Insurance Company and RISCORP Insurance Company. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Current Report on Form 8-K, date of report April
                   1, 1998.)
           10.10   Assumption and Indemnity Reinsurance Agreement, dated as of April 1, 1998, by and between Zenith Insurance Company and RISCORP Property & Casualty Insurance Company.
                   (Incorporated herein by reference to Exhibit 10.7 to Zenith's Current Report on Form
                   8-K, date of report April 1, 1998.)
           10.11   Stock Purchase Agreement, dated as of February 22, 1999, between Zenith Insurance
                   Company and Nationwide Mutual Insurance Company. (Incorporated herein by reference to
                   Zenith's Current Report on Form 8-K, date of report March 9, 1999.)
           *10.12  Zenith's Non-Qualified Stock Option Plan, as in effect immediately prior to December 6,
                   1985. (Incorporated herein by reference to Zenith's Registration Statement on Form S-8
                   (SEC File No. 2-97962).)
           *10.13  Zenith's Amended and Restated Non-Qualified Stock Option Plan, adopted by Zenith's Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's
                   Registration Statement on Form S-8
                   (SEC File No. 33-8948).)
           *10.14  Amendment No. 2 to the Zenith National Insurance Corp. Amended and Restated
                   Non-Qualified Stock Option Plan, dated as of April 9, 1996.

                   (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 1996.)
           *10.15  Zenith National Insurance Corp. 1996 Employee Stock Option Plan, approved by the
                   Stockholders on May 22, 1996. (Incorporated herein by reference to Exhibit 10.5 to
                   Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
           *10.16  Employment Agreement, dated December 11, 1997, between Zenith and Fredricka
                   Taubitz.(Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on
                   Form 10-K for the year ended December 31, 1997.)
           *10.17  Employment Agreement, dated January 5, 1998, between Zenith and John J.
                   Tickner.(Incorporated herein by reference to Exhibit 10.9 to Zenith's Annual Report on
                   Form 10-K for the year ended December 31, 1997.)
           *10.18  Employment Agreement, dated December 11, 1997, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual Report on Form
                   10-K for the year ended December 31, 1997.)
           *10.19  Employment Agreement, dated October 20, 1997, between Zenith and Jack D. Miller.
                   (Incorporated herein by reference to Exhibit 10.1 to Zenith Quarterly Report on Form
                   10-Q for the quarter ended June 30, 1998.)
           *10.20  Stock Option Agreement, dated as of March 15, 1996, between Zenith and Stanley R. Zax.
                   (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 1996.)
           *10.21  Zenith National Insurance Corp. Executive Officer Bonus Plan, dated as of March 21,
                   1994. (Incorporated herein by reference to Exhibit 10.12 to Zenith's Annual Report on
                   Form 10-K for the year ended December 31, 1996.)
           10.22   Agreement of Reinsurance No. 7276 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of February 5, 1988. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1991.)
           10.23   Agreement of Reinsurance No. B226 between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.16 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1991.)
           10.24   Agreement of Reinsurance No. B197-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1991.)
           10.25   Agreement of Reinsurance No. B196-A between CalFarm Insurance Company and General
                   Reinsurance Corporation, dated as of January 13, 1988. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1991.)
           10.26   Life, Disability and Accidental Death Facultive Reinsurance Agreement between CalFarm
                   Insurance Company and Occidental Life Insurance Company of California, effective April
                   1, 1971. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on
                   Form 10-K for the year ended December 31, 1991.)
           10.27   Agreement of Reinsurance No. 420 among General Reinsurance Corporation, American
                   Reinsurance Company, Cat Limited, Renaissance Reinsurance Company and Vesta Fire
                   Insurance Company and CalFarm Insurance, Zenith Insurance and ZNAT Insurance, effective
                   September 1, 1996. (Incorporated herein by reference to Exhibit 10.23 to Zenith's Annual
                   Report on Form 10-K for the year ended December 31, 1996.)

           10.28   Aggregate Excess of Loss Reinsurance Agreement between Associated General Contractors
                   Self Insurers Trust Fund and Reliance Insurance Company effective December 31, 1991.
                   (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form
                   10-K for the year ended December 31, 1996.)
           10.29   Specific Excess Workers' Compensation and Employers' Liability Policy between Planet
                   Insurance Company (now Reliance National Indemnity Company) and Associated General
                   Contractors of Florida Self Insurance Fund effective January 1, 1993. (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
           10.30   Interim Reinsurance Agreement by and among Zenith Insurance Company, RISCORP Insurance
                   Company and RISCORP Property & Casualty Insurance Company dated as June 18, 1997, together with (1) related Trust Agreement by and among RISCORP Insurance Company, as guarantor, Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto), and (2) related Trust
                   Agreement by and among RISCORP Property & Casualty Insurance Company, as guarantor,
                   Zenith Insurance Company, as beneficiary, and First Union National Bank, as trustee, dated as of June 18, 1997 (with amendment no. 1 thereto.) (Incorported herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)
           10.31   Workers' Compensation Quota Share Reinsurance Agreement, dated October 13, 1998, between
                   Zenith Insurance Company and American Re-Insurance Company. (Incorporated herein by reference to Exhibit 10.10 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
           10.32   Aggregate Excess of Loss Reinsurance Agreement, dated August 1, 1998, between Zenith
                   National Insurance Group and Inter-Ocean Reinsurance Company LTD.
           10.33   Special Endorsement to Retrocessional Agreement No. 8DDDR01-C122, dated August 1, 1998, between American Re-Insurance Company, Inter-Ocean Reinsurance Company and Zenith
                   Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star
                   Insurance Company.
           10.34   Trust Agreement, dated December 18, 1998, between Inter-Ocean Reinsurance Company, LTD and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and
                   Zenith Star Insurance Company.
           10.35   Reinsurance Agreement, dated February 12, 1998, between Zenith Insurance Company and
                   Renaissance Reinsurance Company Limited.
           10.36   Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith
                   Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm
                   Insurance Company, dated as of May 22, 1995. (Incorporated herein by reference to
                   Exhibit 10.13 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1995.)
           10.37   Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith
                   Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986.
                   (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form
                   10-K for the year ended December 31, 1991.)
           10.38   Line of Credit Agreement, dated as of December 15, 1994, between Zenith and Sanwa Bank of California. (Incorporated herein by reference to

                   Exhibit 10.10 to Zenith's Annual Report on Form 10-K for the year ended December 31,
                   1994.)
           10.39   Amendment dated as of December 28, 1995 to Line of Credit Agreement, dated as of
                   December 15, 1994, between Zenith and Sanwa Bank of California. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Annual Report of Form 10-K for the year ended
                   December 31, 1995.)
           10.40   Second Amendment, dated June 28, 1996, to Line of Credit Agreement, dated December 15,
                   1994 between Zenith and Sanwa Bank California. (Incorporated by reference to Exhibit
                   10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
           10.41   Third Amendment, effective as of January 2, 1998, to Line of Credit Agreement, dated
                   December 15, 1994 between Zenith and Sanwa Bank California. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10-K for the year ended
                   December 31, 1997).
           10.42   Fourth Amendment, dated September 15, 1998, to the Line of Credit Agreement, dated
                   December 15, 1994, between Zenith National Insurance Corp. and Sanwa Bank California.
                   (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1998.)
           10.43   Fifth Amendment, dated March 8, 1999, to the Line of Credit Agreement, dated December
                   15, 1994, between Zenith National Insurance Corp. and Sanwa Bank California.
           10.44   Revolving Note dated July 1, 1997, from Zenith National Insurance Corp. to City National
                   Bank. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1997.)
           10.45   Modification of Note dated October 10, 1997 modifying the original Revolving Note dated
                   July 1, 1997 between Zenith National Insurance Corp. and City National Bank.
                   (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1997.)
           10.46   Loan Revision Agreement, dated June 26, 1998, to the promissory note, dated July 1,
                   1997, between Zenith National Insurance Corp. and City National Bank. (Incorporated
                   herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1998.)
           10.47   Credit Agreement dated as of July 24, 1997 between Zenith National Insurance Corp. and
                   Bank of America National Trust and Savings Association, together with Tranche A and
                   Tranche B Promissory Notes referenced therein. (Incorporated herein by reference to
                   Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1997.)
           10.48   Restated Tranche A Note, dated July 23, 1998 between Zenith National Insurance Corp. and
                   Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
           10.49   Amendment No. 1 to Credit Agreement dated January 21, 1998 amending the original Credit
                   Agreement dated July 24, 1997 between Zenith National Insurance Corp. and Bank of
                   America. (Incorporated herein by reference to Exhibit 10.31 to Zenith's Annual Report on
                   Form 10-K for the year ended December 31, 1997).
           10.50   Second Amendment, dated July 23, 1998, to the Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America National Trust and Savings
                   Association. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly
                   Report on Form 10-Q for the quarter ended September 30, 1998.)

           10.51   Third Amendment, dated August 21, 1998, to the Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America National Trust and Savings
                   Association. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly
                   Report on Form 10-Q for the quarter ended September 30, 1998.)
           10.52   Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National
                   Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
           10.53   Amended and Restated Declaration of Trust of Zenith National Insurance Capital Trust I,
                   dated July 30, 1998, between Zenith National Insurance Corp., the trustees and the holders. (Incorporated herein by reference to Exhibit 10.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
           10.54   Purchase Agreement between Zenith National Insurance Corp., Zenith National Insurance
                   Capital Trust I, Credit Suisse First Boston Corporation, BancAmerica Robertson Stephens
                   and Donaldson, Lufkin & Jenrette Securities Corporation, dated July 27, 1998, for
                   $75,000,000 Zenith National Insurance Capital Trust I 8.55% Capital Securities.
                   (Incorporated herein by reference to Exhibit 10.9 to Zenith's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1998.)
           11      Statements re computation of per share earnings. (Incorporated herein by reference to
                   Notes to Consolidated Financial Statements -- Note 16 -- "Earnings Per Share" on page 68 of Zenith's 1998 Annual Report to Stockholders.)
           13      Zenith's Annual Report to Stockholders for the year ended
                   December 31, 1998, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
           21      Subsidiaries of Zenith.
           23      Consent of PricewaterhouseCoopers LLP, dated March 26, 1999. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
           27      Financial Data Schedule for year ended December 31, 1998.

------------------------

*Management contract or compensatory plan or arrangement

   (b)REPORTS ON FORM 8-K

      The Registrant filed a Current Report on Form 8-K dated February 22, 1999 on March 9, 1999 in connection with the sale by Zenith Insurance Company of CalFarm Insurance Company to Nationwide Mutual Insurance Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 1999.

                                              ZENITH NATIONAL INSURANCE CORP.

                                              By:                    /s/ STANLEY R. ZAX
                                                         -----------------------------------------
                                                                       Stanley R. Zax
                                                            Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 9, 1999.

              /s/ STANLEY R. ZAX
---------------------------------------------   Chairman of the Board, President and
                Stanley R. Zax                  Director (Principal Executive Officer)

             /s/ GEORGE E. BELLO
---------------------------------------------   Director
               George E. Bello

             /s/ MAX M. KAMPELMAN
---------------------------------------------   Director
               Max M. Kampelman

            /s/ MICHAEL WM. ZAVIS
---------------------------------------------   Director
              Michael Wm. Zavis

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

---------------------------------------------   Director
               Robert J. Miller

            /s/ FREDRICKA TAUBITZ               Executive Vice President and Chief Financial
---------------------------------------------   Officer (Principal Financial and Accounting
              Fredricka Taubitz                 Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399 and 333-42751) of our report dated March 26, 1999 on our audits of the consolidated financial statements and financial statement schedules of Zenith National Insurance Corp. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which is included in this Annual Report on Form 10-K.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
March 26, 1999

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
  Zenith National Insurance Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 26, 1999 appearing on page 71 of the 1998 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
March 26, 1999

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                               DECEMBER 31, 1998

                                                                                     COLUMN D
                                                                                  ---------------
                                                                     COLUMN C     AMOUNT AT WHICH
                     COLUMN A                          COLUMN B     ----------     SHOWN IN THE
--------------------------------------------------    ----------       FAIR           BALANCE
                TYPE OF INVESTMENT                     COST(1)        VALUE          SHEET(2)
--------------------------------------------------    ----------    ----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities:
  Bonds:
    United States Government and government
      agencies and authorities....................    $  180,064    $  181,466    $      180,637
    Public utilities..............................        37,497        38,695            38,695
    Industrial and miscellaneous..................       528,934       537,488           536,748
  Redeemable preferred stocks.....................        14,045        14,347            14,347
                                                      ----------    ----------    ---------------
        Total fixed maturities....................       760,540       771,996           770,427
                                                      ----------    ----------    ---------------
Equity securities:
  Floating rate preferred stocks..................        16,614        17,324            17,324
  Convertible and nonredeemable preferred
    stocks........................................         7,679         7,350             7,350
  Common stocks, industrial.......................        22,402        26,935            26,935
                                                      ----------    ----------    ---------------
        Total equity securities...................        46,695        51,609            51,609
                                                      ----------    ----------    ---------------
Short-term investments............................       187,123       187,123           187,123
Other investments.................................        39,522        39,522            39,522
                                                      ----------    ----------    ---------------
        Total investments.........................    $1,033,880    $1,050,250    $    1,048,681
                                                      ----------    ----------    ---------------
                                                      ----------    ----------    ---------------

------------------------
(1) Original cost for equity securities. Original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts for fixed maturities.
(2) Amount at which shown in the balance sheet may differ from Cost or Fair Value for fixed maturities depending on the classification of the underlying securities in accordance with Statement of Financial Accounting Standards No. 115 -- "Accounting for Investments in Certain Debt and Equity Securities."

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                                 BALANCE SHEET
                                     ASSETS

                                                                                                   DECEMBER 31,
                                                                                              ----------------------
(DOLLARS AND SHARES IN THOUSANDS)                                                               1998         1997
                                                                                              ---------    ---------
Investments:
  Common stocks, at fair value (cost $606 in 1998 and $676 in 1997).......................    $     968    $   1,088
  Short-term investments (at cost, which approximates fair value).........................        5,543       38,994
  Other invested assets...................................................................        4,736        4,736
Cash......................................................................................          148          730
Investment in subsidiaries (Note A).......................................................      447,311      353,462
Receivable from subsidiaries (Note A).....................................................       43,919       33,714
Federal income taxes receivable (Note A)..................................................                       154
Other assets..............................................................................       12,115       11,327
                                                                                              ---------    ---------
        Total assets......................................................................    $ 514,740    $ 444,205
                                                                                              ---------    ---------
                                                                                              ---------    ---------

                                                    LIABILITIES
Payable to banks..........................................................................    $   5,000
Senior notes payable, less unamortized discount of $404 in 1998 and $526 in 1997 (Note
  B)......................................................................................       74,596    $  74,474
30 year subordinated debt, less unamortized discount of $278 in 1998 (Note C).............       77,042
Cash dividends payable to stockholders....................................................        4,338        4,222
Federal income taxes payable (Note A).....................................................          583
Other liabilities.........................................................................        6,229        3,643
                                                                                              ---------    ---------
        Total liabilities.................................................................      167,788       82,339
                                                                                              ---------    ---------

                                                STOCKHOLDERS' EQUITY
Preferred stock, $1 par--shares authorized 1,000; issued and outstanding, none in 1998 and
  1997....................................................................................
Common stock, $1 par--shares authorized 50,000; issued 24,970, outstanding 17,148 in 1998;
  issued 24,681, outstanding 17,819 in 1997...............................................       24,970       24,681
Additional paid-in capital................................................................      270,679      264,098
Retained earnings.........................................................................      188,243      186,268
Accumulated other comprehensive income--net unrealized appreciation on investments, net of
  deferred tax expense of $5,167 in 1998 and $5,025 in 1997...............................        9,596        9,332
                                                                                              ---------    ---------
                                                                                                493,488      484,379
Less treasury stock at cost (7,822 shares in 1998 and 6,862 shares in 1997)...............     (146,536)    (122,513)
                                                                                              ---------    ---------
        Total stockholders' equity........................................................      346,952      361,866
                                                                                              ---------    ---------
        Total liabilities and stockholders' equity........................................    $ 514,740    $ 444,205
                                                                                              ---------    ---------
                                                                                              ---------    ---------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF OPERATIONS

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1998            1997             1996
                                                                                    ------------    -------------    -------------
Net investment (expense) income.................................................    $       (801)   $       1,196    $       2,697
Realized gains (losses) on investments..........................................              22             (446)
                                                                                    ------------    -------------    -------------
Total (expense) revenue.........................................................            (779)             750            2,697
Operating expense...............................................................           3,835            3,557            2,970
Interest expense................................................................           6,011            3,980            4,877
                                                                                    ------------    -------------    -------------
Loss before federal income tax benefit and equity in income of subsidiaries.....         (10,625)          (6,787)          (5,150)
Federal income tax benefit......................................................           3,496            2,097            1,845
                                                                                    ------------    -------------    -------------
Loss before equity in income of subsidiaries....................................          (7,129)          (4,690)          (3,305)
Equity in income of subsidiaries (Note A).......................................          26,229           32,790           40,905
                                                                                    ------------    -------------    -------------
Net income......................................................................    $     19,100    $      28,100    $      37,600
                                                                                    ------------    -------------    -------------
                                                                                    ------------    -------------    -------------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF CASH FLOWS

                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1998             1997             1996
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Investment income received....................................................    $         445    $         903    $         612
  Operating expenses paid.......................................................           (4,587)          (1,465)          (3,651)
  Interest paid.................................................................           (5,468)          (3,648)          (4,908)
  Income taxes refunded (paid)..................................................            4,563            2,505             (616)
                                                                                    -------------    -------------    -------------
    Net cash used in operating activities.......................................           (5,047)          (1,705)          (8,563)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Debt and equity securities available-for-sale...............................           (4,652)             (19)         (11,446)
    Other debt and equity securities and other investments......................            4,793                           (10,000)
  Proceeds from sales of investments:
    Securities available-for-sale...............................................                            11,631
    Other investments...........................................................                             5,423
  Net change in short-term investments..........................................           33,457           (8,274)          55,865
  Capital expenditures..........................................................                           (11,014)
  Other.........................................................................           (1,408)             469           (3,151)
                                                                                    -------------    -------------    -------------
    Net cash provided by (used in) investing activities.........................           32,190           (1,784)          31,268
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from bank line of credit........................................            7,000
  Cash paid on bank line of credit..............................................           (2,000)
  Cash dividends paid to common stockholders....................................          (17,010)         (17,695)         (17,605)
  Net proceeds from issuance of subordinated debt (Note C)......................           77,038
  Proceeds from exercise of stock options.......................................            6,527            4,940            2,572
  Purchase of treasury shares...................................................          (24,023)            (482)          (7,611)
  Dividends received from subsidiaries..........................................                            22,750           15,000
  Capital contribution to Zenith Insurance (Note C).............................          (65,000)
  Net cash to subsidiary (Note A)...............................................          (10,257)          (6,757)         (14,594)
                                                                                    -------------    -------------    -------------
    Net cash (used in) provided by financing activities.........................          (27,725)           2,756          (22,238)
Net (decrease) increase in cash.................................................             (582)            (733)             467
Cash at beginning of year.......................................................              730            1,463              996
                                                                                    -------------    -------------    -------------
Cash at end of year.............................................................    $         148    $         730    $       1,463
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................    $      19,100    $      28,100    $      37,600
  Income from subsidiaries (Note A).............................................          (26,229)         (32,790)         (40,905)
  Federal income taxes (Note A).................................................            1,097              371           (2,461)
  Other.........................................................................              985            2,614           (2,797)
                                                                                    -------------    -------------    -------------
    Net cash used in operating activities.......................................    $      (5,047)   $      (1,705)   $      (8,563)
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

    The accompanying condensed financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes thereto of Zenith National Insurance Corp. ("Zenith") and subsidiaries. Certain 1997 amounts have been restated to conform to the 1998 presentation.

A.  Investment In Subsidiaries

        Zenith owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"), CalFarm Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company, Perma-Bilt, A Nevada Corporation ("Perma-Bilt"), Zenith Development Corp. ("ZDC"), 1390 Main Street LLC and Zenith National Insurance Capital Trust I (the "Trust"). These investments are included in the financial statements on the equity basis of accounting. Temporary advances in the ordinary course of business are included in other assets. Included in investment in subsidiaries is $2,009,000 of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith partially funds the cash flow requirements of its real estate construction subsidiaries. Intercompany interest charges to such subsidiaries reduce Zenith's interest expense. The receivable from subsidiaries mainly comprises principal and capitalized interest on loans to Perma-Bilt and ZDC of $45,032,000 and $34,334,000 in 1998 and 1997,
    respectively.

        Zenith files a consolidated federal income tax return. The equity in the income of subsidiaries of $26,229,000 in 1998, $32,790,000 in 1997 and
    $40,905,000 in 1996 is net of a provision for federal income tax expense of $13,230,000 in 1998, $17,475,000 in 1997 and $21,362,000 in 1996. Zenith has
    formulated tax allocation procedures with its subsidiaries and the 1998, 1997 and 1996 condensed financial information reflect Zenith's portion of the consolidated taxes.

        Zenith Insurance paid no dividends to Zenith in 1998 and paid dividends to Zenith of $22,750,000 in 1997 and $15,000,000 in 1996.

B.  Senior Notes Payable

        As of December 31, 1998 and 1997, Zenith had $75,000,000 of its 9% Senior Notes due 2002 (the "9% Notes") issued and outstanding. Interest on the 9% Notes is payable semi-annually. The 9% Notes are general unsecured obligations of Zenith.

C.  Subordinated Debt

        On July 30, 1998, Zenith sold $77,320,000 of 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures") to the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith at the then present value of the remaining scheduled payments of principal and interest. Zenith used $65,000,000 from the net proceeds to make a capital contribution to Zenith Insurance and used $2,320,000 to acquire all of the issued voting stock of Zenith National Insurance Capital Trust I. The remaining net proceeds were used for general corporate purposes. The discount on the Subordinated Debentures of $282,000 is being amortized over the term of the Subordinated Debentures. During 1998, $2,775,000 of interest and discount were expensed.

        Zenith's guarantee of the Subordinated Debentures is subordinated to all other indebtedness of Zenith.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                 COLUMN C
                                                -----------
                                                  FUTURE                       COLUMN E
                                  COLUMN B        POLICY                      -----------
                                 -----------     BENEFITS,                       OTHER                       COLUMN G
                                  DEFERRED        LOSSES,       COLUMN D        POLICY        COLUMN F      -----------
           COLUMN A                POLICY         CLAIMS       -----------    CLAIMS AND     -----------        NET
------------------------------   ACQUISITION     AND LOSS       UNEARNED       BENEFITS        PREMIUM      INVESTMENT
           SEGMENT                  COSTS        EXPENSES       PREMIUMS        PAYABLE        REVENUE        INCOME
------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
(DOLLARS IN THOUSANDS)
1998
------------------------------
Property and Casualty
  Workers' Compensation.......   $    6,157     $  524,183     $   53,754                    $  278,660
  Other Property-Casualty.....       16,432        110,855         95,540                       222,045
  Reinsurance.................        1,352         73,646          8,671                        29,150
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     23,941        708,684        157,965                       529,855     $   54,394
Reinsurance ceded.............                     288,963
Registrant....................                                                                                   (801)
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   23,941     $  997,647     $  157,965     $   --         $  529,855     $   53,593
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1997
------------------------------
Property and Casualty
  Workers' Compensation.......   $    4,034     $  339,215     $   25,229                    $  242,064
  Other Property-Casualty.....       15,575        109,003         95,636                       214,406
  Reinsurance.................        1,231         77,383          7,604                        32,251
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,840        525,601        128,469                       488,721     $   51,136
Reinsurance ceded.............                      87,665
Registrant....................                                                                                   1,196
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,840     $  613,266     $  128,469     $   --         $  488,721     $   52,332
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------
1996
------------------------------
Property and Casualty
  Workers' Compensation.......   $    4,870     $  329,670     $   28,330                    $  210,916
  Other Property-Casualty.....       14,422        108,899         88,884                       204,778
  Reinsurance.................        1,460         87,858          9,995                        37,162
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                     20,752        526,427        127,209                       452,856     $   48,457
Reinsurance ceded.............                      93,651
Registrant....................                                                                                   2,697
                                 -----------    -----------    -----------    -----------    -----------    -----------
  Total.......................   $   20,752     $  620,078     $  127,209     $   --         $  452,856     $   51,154
                                 -----------    -----------    -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------    -----------    -----------


                                  COLUMN H       COLUMN I
                                 -----------    -----------
                                  BENEFITS,     AMORTIZATION    COLUMN J
                                   CLAIMS,      OF DEFERRED    -----------     COLUMN K
           COLUMN A              LOSSES AND       POLICY          OTHER       -----------
------------------------------   SETTLEMENT     ACQUISITION     OPERATING      PREMIUMS
           SEGMENT                EXPENSES         COSTS        EXPENSES        WRITTEN
------------------------------   -----------    -----------    -----------    -----------
(DOLLARS IN THOUSANDS)
1998
------------------------------
Property and Casualty
  Workers' Compensation.......   $  220,983     $   43,182     $   60,608     $   277,191
  Other Property-Casualty.....      148,712         49,028         19,896         215,452
  Reinsurance.................       13,195          4,727            960          29,856
                                 -----------    -----------    -----------    -----------
                                    382,890         96,937         81,464         522,499
Reinsurance ceded.............
Registrant....................                                      3,835
                                 -----------    -----------    -----------    -----------
  Total.......................   $  382,890     $   96,937     $   85,299     $   522,499
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1997
------------------------------
Property and Casualty
  Workers' Compensation.......   $  197,450     $   41,225     $   40,188     $   238,963
  Other Property-Casualty.....      139,832         44,514         23,551         218,370
  Reinsurance.................       10,883          6,474            707          29,780
                                 -----------    -----------    -----------    -----------
                                    348,165         92,213         64,446         487,113
Reinsurance ceded.............
Registrant....................                                      3,557
                                 -----------    -----------    -----------    -----------
  Total.......................   $  348,165     $   92,213     $   68,003     $   487,113
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
1996
------------------------------
Property and Casualty
  Workers' Compensation.......   $  159,047     $   35,921     $   32,704     $   210,603
  Other Property-Casualty.....      137,423         43,247         16,031         212,399
  Reinsurance.................       18,230          4,925          1,709          35,059
                                 -----------    -----------    -----------    -----------
                                    314,700         84,093         50,444         458,061
Reinsurance ceded.............
Registrant....................                                      2,969
                                 -----------    -----------    -----------    -----------
  Total.......................   $  314,700     $   84,093     $   53,413     $   458,061
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                          COLUMN F
                                                                             COLUMN C      COLUMN D                      ----------
                                                             COLUMN B      ------------   -----------                    PERCENTAGE
COLUMN A                                                  --------------     CEDED TO       ASSUMED        COLUMN E      OF AMOUNT
-------------------------------------------------------       GROSS           OTHER       FROM OTHER    --------------    ASSUMED
(DOLLARS IN THOUSANDS)                                        AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1998
Premiums earned........................................   $      545,573   $    54,487    $   38,769    $      529,855        7.3%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------

DECEMBER 31, 1997
Premiums earned........................................   $      477,527   $    26,191    $   37,385    $      488,721        7.6%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------
DECEMBER 31, 1996
Premiums earned........................................   $      435,568   $    24,642    $   41,930    $      452,856        9.3%
                                                          --------------   ------------   -----------   --------------   ----------
                                                          --------------   ------------   -----------   --------------   ----------