Form 10-Q
period 1999-03-31
ZENITH NATIONAL INSURANCE CORP
filed 1999-05-17
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999


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

                                Yes [ X ] No [ ]


At April 30, 1999, there were 17,116,000 shares of Zenith Common Stock outstanding, net of 7,855,000 shares of treasury stock.

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,      December 31,
(Dollars in thousands, except per share data)                                            1999            1998
--------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS:
Investments
    Fixed maturities:
     At amortized cost (fair value $33,426 in 1999 and $36,712 in 1998)            $       32,262 $          35,143
     At fair value (cost $572,378 in 1999 and $725,397 in 1998)                           574,060           735,284
    Floating rate preferred stocks, at fair value (cost $14,614 in 1999
      and $16,614 in 1998)                                                                 15,312            17,324
    Convertible and non-redeemable preferred stocks, at fair value
      (cost $4,014 in 1999 and $7,679 in 1998)                                              3,119             7,350
    Common stocks, at fair value (cost $31,175 in 1999 and $22,402 in 1998)                33,324            26,935
    Short-term investments (at cost, which approximates fair value)                        69,199           187,123
    Net receivable from Nationwide Mutual Insurance Company (see Note 3)                  213,787
    Other investments                                                                      43,869            39,522
                                                                                     -------------  ----------------
         TOTAL INVESTMENTS                                                                984,932         1,048,681
Cash                                                                                        8,186             1,998
Accrued investment income                                                                  11,198            13,646
Premiums receivable                                                                        89,009           133,631
Receivable from reinsurers, state trust funds and
      prepaid reinsurance premiums                                                        359,037           373,045
Deferred policy acquisition costs                                                           9,249            23,941
Properties and equipment, less accumulated depreciation                                    57,307            79,908
Net deferred tax asset                                                                     26,010            22,611
Federal income taxes receivable                                                                               2,740
Intangible assets                                                                          23,213            25,744
Other assets                                                                               87,646            92,781
                                                                                     -------------  ----------------
         TOTAL ASSETS                                                              $    1,655,787 $       1,818,726
                                                                                     -------------  ----------------
                                                                                     -------------  ----------------


(continued)

                                    PART I
                             FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS.

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (CONTINUED)

-----------------------------------------------------------------------------------------------------
                                                                              March 31,  December 31,
(Dollars in thousands, except per share data)                                   1999         1998
-----------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
LIABILITIES:
Policy liabilities and accruals:
  Unpaid loss and loss adjustment expenses                                  $  867,925   $  997,647
  Unearned premiums                                                             62,115      157,965
Policyholders' dividends accrued                                                 4,513        4,763
Reserves on loss portfolio transfers                                             9,326        9,689
Payable to banks and other notes payable                                        16,188       19,255
Senior notes payable, less unamortized issue costs of
 $374 in 1999 and $404 in 1998                                                  74,626       74,596
Federal income taxes payable (See Note 3)                                       51,280
Payable to RISCORP                                                                 619       52,952
Other liabilities                                                               56,732       81,566
                                                                            ----------   ----------
    TOTAL LIABILITIES                                                        1,143,324    1,398,433
                                                                            ----------   ----------
REDEEMABLE SECURITIES:
Company-obligated, mandatorily redeemable capital securities of Zenith
 National Insurance Capital Trust I, holding solely 8.55% Subordinated
 Deferrable Interest Debentures due 2028, of Zenith National Insurance
 Corp., less unamortized issue cost and discount of $1,645 in 1999 and
 $1,659 in 1998                                                                 73,355       73,341
                                                                            ----------   ----------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1998 and 1997
Common stock, $1 par - shares authorized 50,000; issued 24,971,
 outstanding 17,116 in 1999; issued 24,970, outstanding 17,148 in 1998          24,971       24,970
Additional paid-in capital                                                     270,710      270,679
Retained earnings                                                              288,422      188,243
Accumulated other comprehensive income - net unrealized appreciation on investments, net of deferred tax expense of $1,266 in 1999
 and $5,167 in 1998                                                              2,352        9,596
                                                                            ----------   ----------
                                                                               586,455      493,488
Less treasury stock at cost (7,855 shares in 1999 and 7,822 shares in 1998)   (147,347)    (146,536)
                                                                            ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                                                 439,108      346,952
                                                                            ----------   ----------
    TOTAL LIABILITIES, REDEEMABLE SECURITIES AND
     STOCKHOLDERS' EQUITY                                                   $1,655,787   $1,818,726
                                                                            ----------   ----------
                                                                            ----------   ----------

The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)

------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                                      March 31,
(Dollars in thousands, except per share data)                      1999       1998
------------------------------------------------------------------------------------
CONSOLIDATED REVENUES:
Premiums earned                                                  $135,577   $118,784
Net investment income                                              13,325     12,343
Realized gains on investments                                       1,534      2,420
Real estate sales                                                  10,768     11,748
Service fee income                                                    959
                                                                 --------   --------
     Total revenues                                               162,163    145,295

EXPENSES:
Loss and loss adjustment expenses incurred                        105,490     83,928
Policy acquisition costs                                           27,230     22,279
Other underwriting and operating expenses                          17,199     15,846
Policyholders' dividends and participation                            435         57
Real estate construction and operating costs                        9,761     11,494
Interest expense                                                    2,020        993
                                                                 --------   --------
     Total expenses                                               162,135    134,597

Gain on sale of CalFarm Insurance Company                         160,335
                                                                 --------
Income before federal income tax expense                          160,363     10,698
Federal income tax expense, including expense of $56,000
 related to the sale of CalFarm Insurance Company in 1999          55,963      3,598
                                                                 --------   --------
NET INCOME                                                       $104,400   $  7,100
                                                                 --------   --------
                                                                 --------   --------
EARNINGS PER SHARE:
Net income per common share - basic                              $   6.09   $   0.42
                                                                 --------   --------
                                                                 --------   --------
Net income per common share - diluted                            $   6.09   $   0.42
                                                                 --------   --------
                                                                 --------   --------
Additional Required Disclosure:
Net income                                                       $104,400   $  7,100
Change in unrealized appreciation/(depreciation) on investments    (7,244)       399
                                                                 --------   --------
Comprehensive Income                                             $ 97,156   $  7,499
                                                                 --------   --------
                                                                 --------   --------

The accompanying notes are an integral part of this financial statement.

               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                          March 31,
(Dollars in thousands)                                                 1999       1998
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Premiums and service fee income collected                          $ 152,441   $121,822
 Investment income received                                            15,373     12,128
 Proceeds from sales of real estate                                    10,768     11,748
 Loss and loss adjustment expenses paid                              (119,660)   (81,356)
 Underwriting and other operating expenses paid                       (43,005)   (38,062)
 Real estate construction costs paid                                  (14,580)   (15,775)
 Reinsurance premiums paid                                            (23,321)    (7,213)
 Dividends paid to policyholders                                         (591)      (157)
 Interest paid                                                         (3,294)
 Income taxes paid                                                       (950)       (50)
                                                                     --------    -------
   Net cash (used in) provided by operating activities                (26,819)     3,085

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments:
   Investment securities available-for-sale                           (37,940)   (74,794)
   Other investments                                                   (5,233)      (870)
 Proceeds from maturities and redemptions of investments:
   Fixed maturities held-to-maturity                                    2,841      2,528
   Investment securities available-for-sale                            49,249     32,501
   Other investments                                                                  83
 Proceeds from sales of investments:
   Investment securities available-for-sale                            22,330     81,542
   Other investments                                                      570
 Capital and other expenditures                                          (595)    (1,144)
 Net change in short-term investments                                  65,875     (9,024)
 Cash paid to RISCORP                                                 (53,689)
 Other                                                                 (2,267)      (437)
                                                                     --------    -------
    Net cash provided by investing activities                          41,141     30,385

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash advanced from bank construction loans                             2,666     10,446
 Cash repaid on bank construction loans                                  (734)   (10,041)
 Cash advanced from bank lines of credit                                7,400
 Cash repaid on bank lines of credit                                  (12,400)
 Cash dividends paid to common stockholders                            (4,286)    (4,225)
 Proceeds from exercise of stock options                                   31      2,910
 Purchase of treasury shares                                             (811)   (23,301)
                                                                     --------    -------
   Net cash used in financing activities                               (8,134)   (24,211)
                                                                     --------    -------
 Net increase in cash                                                   6,188      9,259
 Cash at beginning of period                                            1,998     12,504
                                                                     --------    -------
 Cash at end of period                                              $   8,186   $ 21,763
                                                                     --------    -------
                                                                     --------    -------
    (continued)


               ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                           March 31,
(Dollars in thousands)                                                 1999       1998
-----------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS
 FROM OPERATING ACTIVITIES:

Net Income                                                           $ 104,400   $ 7,100

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                         2,640     1,074
   Realized gain on sale of CalFarm Insurance Company                 (160,335)
   Realized gains on investments                                        (1,534)   (2,420)
Decrease (increase) in:
   Accrued investment income                                               453       206
   Premiums receivable                                                   8,105      (823)
   Receivable from reinsurers, state trust funds and
    prepaid reinsurance premiums                                        (8,994)   (2,038)
   Federal income taxes                                                 55,025     5,315
   Deferred policy acquisition costs                                      (928)      521
Increase (decrease) in:
   Unpaid loss and loss adjustment expenses                             (4,181)    3,870
   Unearned premiums                                                    (4,886)   (1,018)
   Policyholders' dividends accrued                                       (250)     (100)
   Other policyholder funds                                                       (1,825)
   Other                                                               (16,334)   (6,777)
                                                                     ---------   -------
      Net cash (used in) provided by operating activities            $ (26,819)  $ 3,085
                                                                     ---------   -------
                                                                     ---------   -------

   The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zenith National Insurance Corp. and subsidiaries (collectively, "Zenith") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. The three months ended March 31, 1999 include the results of operations from the RISCORP Acquisition (see
Note 4). For further information, refer to the financial statements and footnotes included in the Zenith Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform to current year presentation. Zenith has elected to use rounding to the nearest thousand dollars in reporting amounts in this statement.

NOTE 2.  EARNINGS AND DIVIDENDS PER SHARE

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       --------------------------------
(In thousands, except per share data)                                      1999            1998
-------------------------------------------------------------------------------------------------------
(A)            Net income                                               $104,400         $ 7,100
-------------------------------------------------------------------------------------------------------

(B)            Weighted average outstanding
                   shares during the period                               17,137          16,948

-------------------------------------------------------------------------------------------------------
               Additional common shares issuable
                    under employee stock option plans
                    using the treasury stock method                           15             132
-------------------------------------------------------------------------------------------------------
(C)            Weighted average number of common
                    shares outstanding assuming
                    exercise of stock options                             17,152          17,080
-------------------------------------------------------------------------------------------------------

(A)/(B)        Net income per common share - basic                       $  6.09          $ 0.42
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
(A)/(C)        Net income per common share - diluted                     $  6.09          $ 0.42
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
               Dividends per common share                                $  0.25          $ 0.25
-------------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  SALE OF CALFARM INSURANCE COMPANY

Effective March 31, 1999, Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National Insurance Corp. ("Zenith National"), completed the sale of all of the issued and outstanding capital stock of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance, for approximately $273,000,000 in cash, subject to post-closing adjustments in certain circumstances, to Nationwide Mutual Insurance Company. The gain on the sale, net of tax, is approximately $104,000,000.

Approximately $59,000,000 of cash was transferred from Zenith Insurance to CalFarm in connection with the cessation of CalFarm's participation in the intercompany reinsurance pooling agreement (the "pooling agreement") to which Zenith Insurance and its wholly-owned property-casualty insurance subsidiaries are parties. Zenith Insurance and its wholly-owned property-casualty affiliates, other than CalFarm, will continue to participate in an intercompany reinsurance pooling agreement.

After accounting for applicable taxes and expenses, the net proceeds from the sale that will be available to Zenith Insurance for investment are approximately $211,000,000 compared to cash and investments of approximately $226,000,000 that was excluded from Zenith's Consolidated Balance Sheet with the sale of CalFarm.

The following table summarizes the assets and liabilities of CalFarm at March 31, 1999.


(Dollars in thousands)                                           March 31, 1999
-------------------------------------------------------------------------------
Assets
Investments                                                        $   170,050
Cash                                                                     1,904
Receivable from Zenith Insurance Company                                59,256
Premiums receivable                                                     36,517
Receivable from reinsurers                                              23,002
Deferred policy acquisition costs                                       15,620
Properties and equipment                                                20,505
Other assets                                                             6,874
                                                                   -----------
  Total assets                                                     $   333,728
                                                                   -----------
                                                                   -----------
Liabilities
Unpaid loss and loss adjustment expense                            $   125,589
Unearned premium reserve                                                90,964
Other liabilities                                                       10,617
                                                                   -----------
  Total liabilities                                                $   227,170
                                                                   -----------
                                                                   -----------

Pro forma total revenues for Zenith for the three months ended March 31, 1999 and 1998 (after giving effect to the sale of CalFarm as if it had been consummated at the beginning of the respective periods) would have been $105,011,000 and $86,373,000, respectively. Pro forma results of operations for such periods would have been a loss of $1,900,000 and income of $5,000,000, respectively. Pro forma earnings per share for such periods would have been a loss of $0.11 (basic and diluted) and income of $0.30 (basic) and $0.29 (diluted), respectively.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  SALE OF CALFARM INSURANCE COMPANY (CONTINUED)

Since CalFarm was acquired by Zenith Insurance in 1985, CalFarm's cumulative combined ratio was approximately 100% and its cumulative underwriting income was approximately zero. In addition to the loss of any underwriting income provided by CalFarm, Zenith's consolidated net income would be reduced by the investment income associated with the net reduction of consolidated investments of approximately $15,000,000 caused by the sale of CalFarm. Estimated investment income after tax on such decrease would have been $140,000 for the three months ended March 31, 1999 and 1998. Based on an increase in underwriting income after tax of $15,000 and $505,000 in the three months ended March 31, 1999 and 1998, respectively, associated with underwriting losses recorded by CalFarm in those periods, and a reduction in investment income after taxes of $140,000 in the same periods, pro forma net earnings for the three months ended March 31, 1999 and 1998 would have been a loss of $100,000 and income of $7,500,000, respectively. Pro forma earnings per share for such periods would have been a loss of $0.01 (basic and diluted) and income of $0.44 (basic and diluted), respectively.

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES

CONTINGENCIES SURROUNDING FAIR VALUES OF CERTAIN ASSETS ACQUIRED AND LIABILITIES ASSUMED FROM RISCORP

On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP; Zenith Insurance and its external accounting and actuarial consultants; and a third party, acting as a Neutral Auditor and Neutral Actuary, made certain estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses.

The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at March 31, 1999 and December 31, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of reserves for such claims at March 31, 1999 and December 31, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses sustained under such policies. Also, certain of Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new information that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in the results of operations of the period in which they occur.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

CONTINGENCIES SURROUNDING FAIR VALUES OF CERTAIN ASSETS ACQUIRED AND LIABILITIES ASSUMED FROM RISCORP (CONTINUED)

Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50 million in excess of $182 million for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. After deducting reinsurance premiums of $16 million, Zenith has recorded reinsurance recoverable of $24.5 million and a deferred benefit of $8.5 million at March 31, 1999 and December 31, 1998. Future adverse loss development, if any, of the reserves acquired from RISCORP would be recoverable up to the $50 million limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance.

Zenith Insurance has provided notice to RISCORP of certain breaches of representations, warranties and covenants made by RISCORP in the Asset Purchase Agreement. These breaches may result in recovery by Zenith Insurance of a portion of the purchase price paid by Zenith Insurance.

On January 11, 1999, Zenith Insurance served RISCORP with a complaint filed in the United States District Court in the Southern District of New York. The complaint against RISCORP asserts various claims arising from the RISCORP Acquisition, including claims seeking recovery of assets that were not transferred to Zenith Insurance at the closing, as well as damages for breaches of representations, warranties, and covenants in the Asset Purchase Agreement. On January 22, 1999, RISCORP served Zenith Insurance with a complaint in an action that RISCORP had filed against Zenith Insurance in the United States District Court in the Middle District of Florida. In that action, RISCORP is seeking damages based on the alleged failure of Zenith Insurance to comply with certain indemnification provisions of the Asset Purchase Agreement, as well as damages relating to the allegedly improper acquisition of certain assets. Zenith is unable to predict the outcome of these litigations. Although the determination of the "Final Purchase Price" by the Neutral Auditor and Neutral Actuary is final, binding and conclusive under the Asset Purchase Agreement it is uncertain whether RISCORP will contest the determination. Negotiations are pending to settle all litigation and disputes between Zenith and RISCORP, but there can be no assurance such negotiations will result in any definitive agreement.

OTHER LITIGATION

Zenith National and its subsidiaries are defendants in various other litigation in the ordinary course of business. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, will not have a material adverse effect on the consolidated financial condition or results of operations of Zenith.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5.  CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting (statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC). The NAIC is now considering amendments to the Codification that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas.

It is not known whether the state of California Department of Insurance will adopt the Codification, and whether the Department of Insurance will make any changes to that guidance. Implementation of the Codification may affect the surplus level and the capitalization requirements of Zenith National's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of the Codification.

NOTE 6.  SEGMENT INFORMATION

Zenith classifies its business into six segments: Workers' Compensation, Reinsurance, Other Property-Casualty, Real Estate Operations, Investment and Parent. Segments are designated based on the types of products and services provided and based on the risks associated with the products and services. Workers' Compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The 1999 Workers' Compensation segment information includes the former RISCORP operations acquired effective April 1, 1998. Reinsurance represents the book of assumed reinsurance of accumulated losses from catastrophes and the reinsurance of large property risks. Other Property-Casualty (which includes the gain on the sale of CalFarm) represents multiple product line direct insurance other than workers' compensation, primarily in California. Real Estate Operations develop land and primarily construct private residences for sale in Las Vegas, Nevada. Investment provides investment income and realized gains on investments, primarily from debt securities. Parent represents the holding company operations of Zenith National owning directly or indirectly all of the capital stock of the property and casualty insurance and non-insurance companies.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6.  SEGMENT INFORMATION (CONTINUED)

The accounting policies of the segments are the same as those of Zenith. Zenith evaluates insurance segment performance based on the combined ratios and income or loss from operations before income taxes, not including investment income or realized gains or losses.


---------------------------- ---------------- --------------- -------------- --------------- -------------- ------------ -----------
                                                                   Other          Real
                                 Workers'                        Property-       Estate
 (Dollars in thousands)       Compensation     Reinsurance      Casualty      Operations     Investments      Parent     Total
---------------------------- ---------------- --------------- -------------- --------------- -------------- ------------ -----------
                                           For the Three Months Ended March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums earned                    $71,757          $9,712       $54,108                                                $ 135,577
  Net investment income                                                                            $13,325                   13,325
  Realized gains on
     investments                                                                                     1,534                    1,534
  Real estate sales                                                                $10,768                                   10,768
  Service fee income                     959                                                                                    959
---------------------------- ---------------- --------------- -------------- --------------- -------------- ------------ -----------
Total revenues                        72,716           9,712        54,108          10,768          14,859                  162,163
---------------------------- ---------------- --------------- -------------- --------------- -------------- ------------ -----------
Segment (loss) income,
  before taxes                       (13,169)            194           (22)          1,008          14,859      $(2,842)         28
Gain on sale of CalFarm                                            160,335                                                  160,335
Interest expense                                                                                                 (2,020)     (2,020)
Income tax benefit (expense)           4,428             (65)      (55,993)           (353)         (4,974)         994     (55,963)
Segment assets                       818,703          19,913                        73,476         731,273       12,422   1,655,787
Combined ratios                        118.4%           98.0%        100.0%                                                   109.6%
------------------------------------------------------------------------------------------------------------------------------------
   ---------------------------------------------------------------------------------------------------------------------------

                                           For the Three Months Ended March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums earned                   $ 55,796          $7,913       $55,075                                                $ 118,784
  Net investment income                                                                            $12,343                   12,343
  Realized gains on
    investments                                                                                      2,420                    2,420
  Real estate sales                                                               $ 11,748                                   11,748
---------------------------- ---------------- --------------- -------------- --------------- -------------- ------------ -----------
Total revenues                        55,796           7,913        55,075          11,748          14,763                  145,295
---------------------------- ---------------- --------------- -------------- --------------- -------------- ------------ -----------
Segment (loss) income,
  before taxes                        (5,321)          3,706          (721)            254          14,763     $(1,983)      10,698
Interest expense                                                                                                  (993)        (993)
Income tax benefit (expense)           1,646          (1,152)          224            (102)         (4,908)        694       (3,598)
Segment assets                       163,754          22,104        95,933          57,701         881,957      13,520    1,234,969
Combined ratios                        109.5%           53.2%        101.3%                                                   102.0%
------------------------------------------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The principal source of consolidated earnings of Zenith National Insurance Corp. and subsidiaries (collectively "Zenith") is the income, including investment income, from the operations of its property-casualty insurance business and its investment portfolio. Property-casualty insurance business comprises Workers' Compensation, Other Property-Casualty (principally automobile, homeowners, farmowners and commercial coverages and group health insurance) and Reinsurance. Zenith's Real Estate Operations develop land and primarily construct private residences for sale in Las Vegas, Nevada. Zenith National Insurance Corp. ("Zenith National") as a holding company, owns directly or indirectly all of the capital stock of its subsidiaries. The comparative results of such operations are set forth in the table below, followed by a discussion of significant changes. 1999 includes the former RISCORP operations acquired effective April 1, 1998.

                                                                              Three Months Ended
                                                                                   March 31,
(Dollars in thousands)                                                      1999             1998
-------------------------------------------------------------------------------------------------------
Net investment income, after taxes                                            $8,888           $8,282
Realized gains on investments, after taxes                                       997            1,573
-------------------------------------------------------------------------------------------------------
Sub-total                                                                      9,885            9,855
-------------------------------------------------------------------------------------------------------

Property-casualty underwriting results, after taxes:
     (Loss) income excluding catastrophes                                     (7,392)           1,632
     Catastrophe losses                                                       (1,235)          (3,250)
-------------------------------------------------------------------------------------------------------
Property-casualty underwriting loss, after taxes                              (8,627)          (1,618)
-------------------------------------------------------------------------------------------------------

Income from Real Estate Operations, after taxes                                  655              152
Interest expense, after taxes                                                 (1,313)            (645)
Parent expenses, after taxes                                                    (535)            (644)
-------------------------------------------------------------------------------------------------------
Net income before gain on sale of CalFarm Insurance Company                       65            7,100
-------------------------------------------------------------------------------------------------------

Gain on sale of CalFarm Insurance Company after tax                          104,335
-------------------------------------------------------------------------------------------------------
Net income                                                                 $ 104,400           $7,100
-------------------------------------------------------------------------------------------------------

The profitability of the property-casualty insurance operations is principally dependent upon the adequacy of rates charged to the insured for insurance protection; the frequency and severity of claims; the ability to accurately estimate and accrue reported and unreported losses in the correct period; the level of dividends paid to policyholders; the ability to manage claims costs and keep operating expenses in line with premium volume; and the ability to service claims, maintain policies and acquire business efficiently. Some of the factors that continue to impact the business and economic environment in which Zenith operates include: an uncertain political and regulatory environment, both state and federal; the outlook for economic growth in geographic areas where Zenith operates; the expansion of the Workers' Compensation business outside of California; the use by others in the industry of creative reinsurance; a highly competitive insurance industry; and the changing environment for controlling medical; legal and rehabilitation costs, as well as fraud and abuse. Although management is currently unable to predict the effect of any of the foregoing, these factors and related trends and uncertainties could have a material effect of Zenith's future operations and financial condition.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Premiums earned, underwriting results and combined ratios before taxes for the three months ended March 31, 1999 and 1998 were as follows:

                                                             Three Months Ended
                                                                  March 31,
(Dollars in thousands)                                         1999        1998
-----------------------------------------------------------------------------------------
Premiums earned:
  Workers' Compensation
    California                                                $  28,550   $ 29,897
    Outside California                                           43,207     25,899
                                                              --------------------
      Total Workers' Compensation                                71,757     55,796
  Other Property-Casualty                                        54,108     55,075
  Reinsurance                                                     9,712      7,913
                                                              --------------------
      Total                                                   $ 135,577   $118,784
                                                              --------------------
                                                              --------------------
Underwriting income (loss) before taxes:
  Workers' Compensation                                       $ (13,169)  $ (5,321)
  Other Property-Casualty                                           (22)      (721)
  Reinsurance                                                       194      3,706
                                                              --------------------
      Total                                                   $ (12,997)  $ (2,336)
                                                              --------------------
                                                              --------------------
Combined loss and expense ratios:
  Workers' Compensation
    Loss and loss adjustment expenses                              85.6%      76.0%
    Underwriting expenses                                          32.2%      33.4%
    Dividends to policyholders                                      0.6%       0.1%
                                                              --------------------
       Combined ratio                                             118.4%     109.5%

  Other Property-Casualty
    Loss and loss adjustment expenses                              66.5%      69.8%
    Underwriting expenses                                          33.5%      31.5%
                                                              --------------------
       Combined ratio                                             100.0%     101.3%

  Reinsurance
    Loss and loss adjustment expenses                              82.9%     38.6%
    Underwriting expenses                                          15.1%     14.6%
                                                              --------------------
       Combined ratio                                              98.0%     53.2%

Total
  Loss and loss adjustment expenses                                77.8%     70.7%
  Underwriting expenses                                            31.5%     31.3%
  Dividends to policyholders                                        0.3%      0.0%
                                                              --------------------
       Combined ratio                                             109.6%    102.0%
                                                              --------------------
                                                              --------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

SALE OF CALFARM INSURANCE COMPANY

Effective March 31, 1999, Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, completed the sale of all of the issued and outstanding capital stock of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance, for approximately $273,000,000 in cash, subject to post-closing adjustments in certain circumstances, to Nationwide Mutual Insurance Company. CalFarm writes Zenith's Other Property-Casualty business, principally in California. The gain on the sale, net of tax, is approximately $104,000,000.

Approximately $59,000,000 of cash was transferred from Zenith Insurance to CalFarm in connection with the cessation of CalFarm's participation in the intercompany reinsurance pooling agreement to which Zenith Insurance and its wholly-owned property-casualty insurance subsidiaries are parties (the "de-pooling transaction"). Zenith Insurance and its wholly-owned property-casualty affiliates, other than CalFarm, will continue to participate in an intercompany reinsurance pooling agreement.

After accounting for applicable taxes and expenses, the net proceeds from the sale that will be available to Zenith Insurance for investment are approximately $211,000,000 compared to cash and investments of approximately $226,000,000 that will be excluded from Zenith's Consolidated Balance Sheet with the sale of CalFarm.

Since CalFarm was acquired by Zenith in 1985, CalFarm's cumulative combined ratio was approximately 100% and its cumulative underwriting income was approximately zero. In addition to the loss of any underwriting income provided by CalFarm, Zenith's consolidated net income would be reduced by the investment income associated with the net reduction of consolidated investments of approximately $15,000,000 caused by the sale of CalFarm. Estimated investment income after tax on such decrease would have been $140,000 for the three months ended March 31, 1999 and 1998. Based on an increase in underwriting income after tax of $15,000 and $505,000 in the three months ended March 31, 1999 and 1998, respectively, associated with underwriting losses recorded by CalFarm in those periods, and a reduction in investment income after taxes of $140,000 in the same periods, pro forma net earnings for the three months ended March 31, 1999 and 1998 would have been a loss of $100,000 and income of $7,500,000, respectively. Pro forma earnings per share for such periods would have been a loss of $0.01 (basic and diluted) and income of $0.44 (basic and diluted), respectively.

CONTINGENCIES SURROUNDING FAIR VALUES OF CERTAIN ASSETS ACQUIRED AND LIABILITIES ASSUMED FROM RISCORP

On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP; Zenith Insurance and its external accounting and actuarial consultants; and a third party, acting as a Neutral Auditor and Neutral Actuary, made certain estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONTINGENCIES SURROUNDING FAIR VALUES OF CERTAIN
ASSETS ACQUIRED AND LIABILITIES ASSUMED FROM RISCORP (CONTINUED)

The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at March 31, 1999 and December 31, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of reserves for such claims at March 31, 1999 and December 31, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses sustained under such policies. Also, certain of Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new information that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in the results of operations of the period in which they occur.

Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50 million in excess of $182 million for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. After deducting reinsurance premiums of $16 million, Zenith has recorded reinsurance recoverable of $24.5 million and a deferred benefit of $8.5 million at March 31, 1999 and December 31, 1998. Future adverse loss development, if any, of the reserves acquired from RISCORP would be recoverable up to the $50 million limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance.

Zenith Insurance has provided notice to RISCORP of certain breaches of representations, warranties and covenants made by RISCORP in the Asset Purchase Agreement. These breaches may result in recovery by Zenith Insurance of a portion of the purchase price paid by Zenith Insurance.

On January 11, 1999, Zenith Insurance served RISCORP with a complaint filed in the United States District Court in the Southern District of New York. The complaint against RISCORP asserts various claims arising from the RISCORP Acquisition, including claims seeking recovery of assets that were not transferred to Zenith Insurance at the closing, as well as damages for breaches of representations, warranties, and covenants in the Asset Purchase Agreement. On January 22, 1999, RISCORP served Zenith Insurance with a complaint in an action that RISCORP had filed against Zenith Insurance in the United States District Court in the Middle District of Florida. In that action, RISCORP is seeking damages based on the alleged failure of Zenith Insurance to comply with certain indemnification provisions of the Asset Purchase Agreement, as well as damages relating to the allegedly improper acquisition of certain assets. Zenith is unable to predict the outcome of these litigations. Although the determination of the "Final Purchase Price" by the Neutral Auditor and Neutral Actuary is final, binding and conclusive under the Asset Purchase Agreement it is uncertain whether RISCORP will contest the determination. Negotiations are pending to settle all litigation and disputes between Zenith and RISCORP, but there can be no assurance such negotiations will result in any definitive agreement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

WORKERS' COMPENSATION

Premiums earned in the Workers' Compensation operation increased in the three months ended March 31, 1999 compared to the corresponding period in 1998, principally as a result of the RISCORP Acquisition, which contributed $25,626,000 of workers' compensation premiums earned in the three months ended March 31, 1999.

Excluding the effect of the additional premiums from the RISCORP Acquisition, premiums earned in the Workers' Compensation operation, both inside and outside of California, decreased in the three months ended March 31, 1999 compared to the corresponding period in 1998, principally as a result of intense competition in the national workers' compensation insurance industry.

Underwriting losses in the Workers' Compensation operation increased in the first three months of 1999 compared to the first three months of 1998. The increase in such underwriting losses was attributable, principally, to the following reasons: First, Zenith's estimate of the incurred loss ratio for its business principally outside California, except Florida, in the first quarter of 1998 was lower than such estimate for both the first quarter of 1999 and the full year 1998. The additional available data for the full year 1998 indicated the need for a higher estimate of the loss ratio outside of California, except in Florida. Second, the first quarter of 1999 reflects the operations of the former RISCORP business, which was acquired effective April 1, 1998. Loss ratios in the former RISCORP operations, except in Florida, are considerably higher than those experienced elsewhere in Zenith's workers' compensation operations. Third, Zenith has reduced expenses during 1998 and the first quarter of 1999, principally through reductions in the number of employees, throughout its workers compensation operations. However, such reductions have been offset by a reduction of premium income for the first quarter of 1999 compared to the first quarter of 1999 and additional expenses associated with operating and integrating the former RISCORP business. Zenith is unable to predict when its Workers' Compensation operation will return to underwriting profitability that is consistent with Zenith's historical experience.

OTHER PROPERTY-CASUALTY

Zenith's Other Property-Casualty business was operated primarily by CalFarm, which was sold by Zenith effective March 31, 1999. In the first quarter of 1999, the Other Property Casualty Underwriting results were adversely impacted by continuing losses in the Health line of business, increased severity and frequency of weather related property losses and increased expenses attributable to improvements in information systems. Underwriting results in the first quarter of 1998 were adversely impacted by approximately $5,000,000 before taxes attributable to California wind and storm damage as compared to none in the first quarter of 1999.

REINSURANCE

Reinsurance premiums earned increased in the three months ended March 31, 1999 compared to the corresponding period in 1998 due principally to additional premiums for reinstatement of treaties impacted by catastrophes. The underwriting results for the three months ended March 31, 1999 were adversely impacted by catastrophe losses related to Hurricane Georges of $1,900,000 before taxes as compared to none in the three months ended March 31, 1998.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

REAL ESTATE OPERATIONS

Zenith recognized total revenues of $10,768,000 and $11,748,000 for the three months ended March 31, 1999 and 1998, respectively from its Real Estate Operations. Income from the Real Estate Operations before taxes was $1,008,000 and $254,000 for the three months ended March 31, 1999 and 1998, respectively. The first quarter 1999 results benefited from decreased costs and non-recurring gain from a land sale which produced net income before tax of $461,000. Construction in progress, including undeveloped land, was $39,961,000 and $42,142,000 at March 31, 1999 and December 31, 1998, respectively. In addition to continuing home construction, Zenith may use some land presently owned for commercial construction. Increased interest rates or other factors could affect the rate of home sales.

INVESTMENTS

Investment income for the three months ended March 31, 1999 increased from the corresponding period in 1998 primarily due to the increase in invested assets added by the RISCORP Acquisition and the proceeds from the sale of $75,000,000 of 8.55% Capital Securities on July 30, 1998. The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

                                                      Three Months Ended
                                                           March 31,
                                              ----------------------------------
                                                    1998              1997
-------------------------------------------------------------- -----------------
Investment yield, before taxes                      5.5%              5.7%
Investment yield, after taxes                       3.7%              3.8%
-------------------------------------------------------------- -----------------

Bonds with an investment grade rating represented 95% and 96% of the consolidated carrying values of fixed maturities at March 31, 1999 and December 31, 1998, respectively. The average maturity of the investment portfolio was 5.6 years at March 31, 1999 and 5.2 years at December 31, 1998.

The total fair value of fixed maturity investments and the unrealized gain on held-to-maturity and available-for-sale fixed maturity investments, were as follows:

                                                                    Unrealized Gain on Fixed Maturities
                                                            -----------------------------------------------------
                                         Total Fair           Held-to-Maturity          Available-for-Sale
                                          Value of          --------------------- -------------------------------
(Dollars in thousands)               Fixed Maturities*            Before Tax        Before Tax       After Tax
-------------------------------- -------------------------- --------------------- --------------- ---------------
At March 31, 1999                        $ 890,472                  $1,164             $1,672          $1,087
At December 31, 1998                       959,119                   1,569              9,864           6,412


* Includes short-term investments and the net receivable due from Nationwide Mutual Insurance Company on March 31, 1999.

At March 31, 1999 and December 31, 1998, 93% and 96%, respectively, of Zenith's consolidated portfolio of fixed maturity investments were classified as available-for sale with the unrealized appreciation or depreciation recorded as a separate component of stockholders' equity. The change in fair value of fixed maturity investments available-for-sale resulted in a decrease in stockholders' equity of $5,325,000 after deferred taxes between March 31, 1999 and December 31, 1998. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market and fluctuations in interest rates through changes in the values of fixed maturity securities, which are classified as available-for-sale.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The change in the carrying value of Zenith's consolidated investment portfolio during the three months ended March 31, 1999 was as follows:


(Dollars in thousands)
------------------------------------------------------------------------------------------------------
Carrying value at the beginning of the year                                                $ 1,048,681
  Purchases at cost                                                                             43,173
  Investments of CalFarm at date of sale                                                      (170,050)
  Net receivable from Nationwide Mutual Insurance Company                                      213,787
  Maturities and redemptions                                                                   (52,090)
  Proceeds from sales of investments:
     Investments available-for-sale                                           (22,330)
     Other investments                                                           (570)
                                                                              --------
           Total proceeds from sales of investments                                            (22,900)
  Net realized gains:
     Investments available-for-sale                                             1,376
     Other investments                                                            158
                                                                              --------
           Total net realized gains                                                              1,534
  Change in unrealized gains                                                                    (8,656)
  Decrease in short-term investments                                                           (65,875)
  Net amortization of bonds and preferred stocks and other changes                              (2,672)
-------------------------------------------------------------------------------------------------------
Carrying value at March 31, 1999                                                           $   984,932
-------------------------------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

Zenith is principally dependent upon its portfolio of marketable securities and the investment yields thereon; dividends from its insurance subsidiaries, whose operations are supported by their own cash flows; and available lines of credit to pay its expenses, service outstanding debt, pay any cash dividends which may be declared to its stockholders and fund the land acquisitions by the Real Estate Operations.

On March 26, 1999, Zenith Insurance paid the remaining balance of approximately $53,700,000, including interest, due to RISCORP pursuant to the RISCORP Acquisition. On April 1, 1999, Zenith Insurance received approximately $273,000,000 from Nationwide Mutual Insurance Company in connection with the sale of the capital stock of CalFarm and paid approximately $59,000,000 to CalFarm in connection with the de-pooling transaction.

Net cash used in operations in the three months ended March 31, 1999 was $26,819,000 as compared to net cash provided by operations of $3,085,000 as of March 31, 1998. During 1999, cash was used principally to pay loss and loss adjustment expense reserves in the former RISCORP operation. Net cash flows from operations will continue to be adversely affected by the payment of reserves in the former RISCORP operation.

Zenith has three revolving, unsecured lines of credit amounting to $100,000,000, all of which was available at March 31, 1999.

At March 31, 1999, Zenith was authorized to repurchase up to 1,092,000 shares of Zenith common stock pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith's existing sources of liquidity.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Zenith's Real Estate Operations maintain certain bank credit facilities to provide financing for development and construction of private residences for sale. At March 31, 1999, the maximum permitted borrowing under facilities was $35,275,000, with a balance outstanding of $14,710,000. Zenith's Real Estate Operations are obligated under various notes arising from its purchase of several parcels of land. The amount outstanding for such notes at March 31, 1999 was $1,478,000.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The status and scheduled completion dates of efforts to make the Internal Systems supporting Zenith's operations Year 2000 Compliant are as follows:

                                                 Inventory       Assessment     Remediation      Validation   Implementation
                                              --------------- --------------- --------------- --------------- --------------
Core Corporate IT Systems                        Completed       Completed       Completed       Completed       Completed

Core Operational IT Systems:
---------------------------------------------
  Workers' Compensation                          Completed       Completed       Completed        6/30/99         6/30/99
  Reinsurance                                    Completed       Completed       Completed       Completed       Completed
  Real Estate Operations                         Completed       Completed       Completed        5/31/99         5/31/99

IT Infrastructure:
---------------------------------------------
  Workers' Compensation                          Completed       Completed        6/30/99         7/31/99         7/31/99
  Reinsurance                                    Completed       Completed        6/30/99         7/31/99         7/31/99
  Real Estate Operations                         Completed       Completed       Completed       Completed       Completed

Other IT Equipment:
---------------------------------------------
  Workers' Compensation                          Completed       Completed        7/31/99         7/31/99         7/31/99
  Reinsurance                                    Completed       Completed        7/31/99         7/31/99         7/31/99
  Real Estate Operations                         Completed       Completed       Completed       Completed       Completed

Facilities and Other Non-IT Systems:
---------------------------------------------
  Woodland Hills, CA                             Completed       Completed       Completed       Completed       Completed
  Sarasota, FL                                   Completed       Completed        6/30/99         8/31/99         8/31/99


The above table excludes the scheduled completion dates for the Other Property & Casualty Operations which were disposed of through the sale of the capital stock of CalFarm on March 31, 1999.

Zenith plans to further test and refine the Internal Systems during the second half of 1999, to assure that they function in Zenith's operating environment on an interconnected basis.

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

Zenith has been planning to upgrade its IT Infrastructure and its other IT equipment for some time; however, because of the Year 2000 problem, certain components of those plans will have to be accelerated and completed by mid-1999. The table below sets out the costs for either repairing Zenith's IT systems ("IT Repair Costs") or for replacing them ("IT Replacement Costs").

                                                                 Percent
                                             Expenditures        Expended          Estimate            Total
                                                As of              as of              to            Estimated IT
(Dollars in thousands)                         3/31/99            3/31/99          Complete         Expenditure
----------------------------------------- ------------------ ----------------- ---------------- -------------------
IT Repair Costs                                    $ 5,297               95%            $ 300             $ 5,597
IT Replacement Costs:
    Software                                           197               13%            1,277               1,474
    Hardware                                           788               34%            1,528               2,316
    Related Expenditures                               341               51%              322                 663
----------------------------------------- ------------------ ----------------- ---------------- -------------------
       Total                                       $ 6,623               66%          $ 3,427             $10,050
----------------------------------------- ------------------ ----------------- ---------------- -------------------

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

The reader is directed to the section of this Report entitled "Forward-Looking Information" and cautioned that the foregoing discussion on the Year 2000 Problem must be read in conjunction with such section. The forward looking information on the Year 2000 Problem, including its impact on Zenith, future costs, scheduled completion dates and the success of Zenith's efforts in preparing for it are based on management's best estimates of future events. Such estimates, however, are subject to the inherent uncertainty of the ultimate effect and the extent of the Year 2000 Problem and the availability of technical resources and hardware.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting (statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC). The NAIC is now considering amendments to the Codification that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas.

It is not known whether the state of California Department of Insurance will adopt the Codification, and whether the Department of Insurance will make any changes to that guidance. Implementation of the Codification may affect the surplus level and the capitalization requirements of Zenith's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of the Codification.


FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition;
(2) adverse state and federal legislation and regulation; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms, and wind and hail losses; (8) ability to timely and accurately complete the Year 2000 conversion process; (9) impact of any failure of third parties with whom Zenith does business to be Year 2000 compliant; (10) uncertainties related to the RISCORP Acquisition, including (a) the ability of Zenith to integrate on a profitable basis the business acquired from RISCORP, (b) the value of transferred assets and transferred liabilities, (c) the ability of Zenith to recover any amounts from RISCORP for breaches of representations, warranties and covenants under the Asset Purchase Agreement and (d) whether RISCORP will contest the determination of the Final Purchase Price for the RISCORP Acquisition and, if so, the ability of RISCORP, to prevail on any such attempt, as well as to recover any amount from Zenith Insurance for the alleged failure to comply with certain indemnification provisions of the Asset Purchase Agreement; (11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (12) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 1999, approximately 93% of the carrying value of fixed maturity investments are categorized as available-for-sale, for which category changes in fair value are reflected in stockholders' equity. The fair value of the fixed income investment portfolio is exposed to interest rate risk - the risk of loss in fair value resulting from adverse changes in prevailing market rates of interest for similar financial instruments. In addition, certain mortgage-backed securities are exposed to accelerated prepayment risk in that a decline in interest rates could prompt mortgage holders to refinance existing mortgages at lower rates. However, Zenith has the ability to hold fixed income investments to maturity.

Zenith relies on the experience and judgment of senior management to monitor and control market risk. Zenith does not utilize financial instrument hedges or derivative financial instruments to manage risks, nor does it enter into any swap, forward or options contracts, but will attempt to mitigate its exposure through active portfolio management. Allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, Zenith places the majority of its investments in high quality, liquid securities and limits the amount of credit exposure to any one issuer.

The table below provides information about Zenith's financial instruments as of March 31, 1999 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value and weighted average interest rates by expected maturity dates. Such investments include sinking fund preferreds, redeemable preferreds, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates.

                                                                    Expected Maturity Date
                                      -----------------------------------------------------------------------------------------
(Dollars in thousands)                   1999         2000         2001         2002         2003      Thereafter     Total
------------------------------------- ------------ ------------ ------------ ------------ ------------ ----------- ------------
Fixed maturities:
  Held-to-maturity and
    available-for-sale securities:
      Fixed rate                          $39,470     $115,458      $69,699      $66,741      $52,570     $260,288    $604,496
      Weighted average interest
        rate                                  5.3%         5.1%        5.5%          6.0%         6.2%        7.2%
    Trading Securities:
      Fixed rate                                                     $2,990                                             $2,990
      Weighted average interest
        rate                                                           5.8%

Short-term investments                    $69,199                                                                      $69,199

Receivable from Nationwide
  Mutual Insurance Company                213,787                                                                      213,787

Debt obligations:
  9% senior notes payable                   6,750       $6,750       $6,750      $77,250                                97,500
  8.55% redeemable securities               3,207        6,413        6,413        6,413       $6,413    $232,638      261,497
  Payable to banks and other
    notes payable                          10,279        5,600          101           59           16         397       16,452


                           PART II, OTHER INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES


--------------------------------------------------------------------------------

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

3.2 By-laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988)

11 Statement re computation of per share earnings. (Note 2 of the Consolidated Financial Statements (unaudited) included in Item 1 of
         Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

21       Subsidiaries of Zenith.

27       Financial data schedule

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K, dated February 22, 1999, on March 9, 1999 in connection with the sale by Zenith Insurance Company of CalFarm Insurance Company to Nationwide Mutual Insurance Company.

         The Registrant filed a Current Report on Form 8-K, dated March 26, 1999, on March 30, 1999 in connection with the receipt of the report from a neutral third party resolving certain disputed items representing a material uncertainty with respect to the final purchase price of the RISCORP Acquisition made by a Zenith subsidiary on April 1, 1998.

         The Registrant filed a Current Report on Form 8-K, dated March 31, 1999, on April 15, 1999 in connection with the sale by Zenith Insurance Company of CalFarm Insurance Company to Nationwide Mutual Insurance Company.

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


                                            ZENITH NATIONAL INSURANCE CORP.
                                            Registrant


Date:    May 17, 1999                       /s/  Stanley R. Zax
                                            ------------------------------------
                                            Stanley R. Zax
                                            Chairman of the Board and President
                                              (Principal Executive Officer)


Date:    May 17, 1999                       /s/  Fredricka Taubitz
                                            ------------------------------------
                                            Fredricka Taubitz
                                            Executive Vice President
                                              & Chief Financial Officer
                                              (Principal Accounting Officer)