Form 10-Q
period 1999-06-30
ZENITH NATIONAL INSURANCE CORP
filed 1999-08-16
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999


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

                                               Yes [ X ] No [ ]

At July 31, 1999, there were 17,209,000 shares of Zenith Common Stock outstanding, net of 7,916,000 shares of treasury stock.

                                     PART L
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        June 30,      December 31,
(Dollars in thousands, except per share data)                                                             1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
ASSETS:
Investments:
    Fixed maturities:
     At amortized cost (fair value $30,247 in 1999 and $36,712 in 1998)                             $       29,949   $       35,143
     At fair value (cost $679,652 in 1999 and $725,397 in 1998)                                            667,017          735,284
    Floating rate preferred stocks, at fair value (cost $14,614 in 1999 and
      $16,614 in 1998)                                                                                      14,973           17,324
    Convertible and non-redeemable preferred stocks, at fair value (cost
      $5,005 in 1999 and $7,679 in 1998)                                                                     4,278            7,350
    Common stocks, at fair value (cost $34,256 in 1999 and $22,402 in 1998)                                 39,235           26,935
    Short-term investments (at cost, which approximates fair value)                                        158,248          187,123
    Other investments                                                                                       41,765           39,522
                                                                                                     -------------  ---------------
         TOTAL INVESTMENTS                                                                                 955,465        1,048,681
Cash                                                                                                         7,551            1,998
Accrued investment income                                                                                   12,703           13,646
Premiums receivable                                                                                         95,335          133,631
Receivable from reinsurers, state trust funds and
    prepaid reinsurance premiums                                                                           344,328          373,045
Deferred policy acquisition costs                                                                            9,087           23,941
Properties and equipment, less accumulated depreciation                                                     56,991           79,908
Net deferred tax asset                                                                                      28,432           22,611
Federal income taxes receivable                                                                                               2,740
Intangible assets                                                                                           22,935           25,744
Other assets                                                                                                92,821           92,781
                                                                                                     -------------  ---------------
         TOTAL ASSETS                                                                               $    1,625,648   $    1,818,726
                                                                                                     =============  ===============


(continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        June 30,      December 31,
(Dollars in thousands, except per share data)                                                             1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
LIABILITIES:
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                                        $      840,524   $      997,647
    Unearned premiums                                                                                       60,982          157,965
Policyholders' dividends accrued                                                                             4,182            4,763
Reserves on loss portfolio transfers                                                                         8,900            9,689
Payable to banks and other notes payable                                                                    16,741           19,255
Senior notes payable, less unamortized issue costs of $344
    in 1999 and $404 in 1998                                                                                74,656           74,596
Federal income taxes payable                                                                                46,184
Payable to RISCORP                                                                                                           52,952
Other liabilities                                                                                           73,519           81,566
                                                                                                     -------------  ---------------
         TOTAL LIABILITIES                                                                               1,125,688        1,398,433
                                                                                                     -------------  ---------------

REDEEMABLE SECURITIES:
Company-obligated, mandatorily redeemable capital securities of Zenith National
    Insurance Capital Trust I, holding solely 8.55% Subordinated Deferrable
    Interest Debentures due 2028, of Zenith National Insurance Corp., less
    unamortized issue cost and discount of $1,630 in 1999 and $1,659 in 1998.                               73,370           73,341
                                                                                                     -------------  ---------------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1999 and 1998
Common stock, $1 par - shares authorized 50,000; issued 25,119,
    outstanding 17,209 in 1999; issued 24,970, outstanding 17,148 in 1998                                   25,119           24,970
Additional paid-in capital                                                                                 274,114          270,679
Retained earnings                                                                                          280,741          188,243
Accumulated other comprehensive income - net unrealized (depreciation)
    appreciation on investments, net of deferred tax (benefit) expense of
    $(2,542) in 1999 and $5,167 in 1998                                                                     (4,721)           9,596
                                                                                                     -------------  ---------------
                                                                                                           575,253          493,488
Less treasury stock at cost (7,910 shares in 1999 and 7,822 shares in 1998)                               (148,663)        (146,536)
                                                                                                     -------------  ---------------
         TOTAL STOCKHOLDERS' EQUITY                                                                        426,590          346,952
                                                                                                     -------------  ---------------

         TOTAL LIABILITIES, REDEEMABLE SECURITIES AND
           STOCKHOLDERS' EQUITY                                                                     $    1,625,648 $      1,818,726
                                                                                                     =============  ===============

The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
(Dollars in thousands, except per share data)                                   1999          1998          1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Restated)                   (Restated)
CONSOLIDATED REVENUES:
Premiums earned                                                            $     75,977 $      137,554 $     211,554 $      256,338
Net investment income                                                            12,946         13,583        26,271         25,926
Realized gains on investments                                                     2,531          3,754         4,065          6,174
Real estate sales                                                                14,438          8,684        25,206         20,432
Service fee income                                                                  585          1,392         1,544          1,392
                                                                            -----------  -------------  ------------  -------------
       Total revenues                                                           106,477        164,967       268,640        310,262

EXPENSES:
Loss and loss adjustment expenses incurred                                       65,983         94,581       171,473        178,509
Policy acquisition costs                                                         13,604         26,710        40,834         48,989
Other underwriting and operating expenses                                        15,816         23,196        33,015         39,042
Policyholders' dividends and participation                                          507           (120)          942            (63)
Real estate construction and operating costs                                     13,628          8,544        23,389         20,038
Interest expense                                                                  2,116            515         4,136          1,508
                                                                            -----------  -------------  ------------  -------------
       Total expenses                                                           111,654        153,426       273,789        288,023

Gain on sale of CalFarm Insurance Company (see Note 3)                                                       160,335
                                                                                                         ------------

(Loss) income before federal income tax expense                                  (5,177)        11,541       155,186         22,239

Federal income tax (benefit) expense, including expense of
     $56,000 related to the sale of CalFarm Insurance Company
     in the six months ended June 30, 1999                                       (1,777)         4,241        54,186          7,839
                                                                            -----------  -------------  ------------  -------------
NET (LOSS) INCOME                                                          $     (3,400)$        7,300 $     101,000 $       14,400
                                                                            ===========  =============  ============  =============

EARNINGS PER SHARE:
Net (loss) income per common share -
     Basic                                                                 $      (0.20)$         0.43 $        5.89 $         0.85
                                                                            ===========  =============  ============  =============
     Diluted                                                               $      (0.20)$         0.42 $        5.89 $         0.84
                                                                            ===========  =============  ============  =============


Additional Required Disclosure:
Net (loss) income                                                          $     (3,400)$        7,300 $     101,000 $       14,400
  Change in unrealized appreciation/(depreciation) on investments                (7,073)           403       (14,317)           802
                                                                            -----------  -------------  ------------  -------------
Comprehensive (Loss) Income                                                $    (10,473)$        7,703 $      86,683 $       15,202
                                                                            ===========  =============  ============  =============

    The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six Months Ended
                                                                                                       June 30,
(Dollars in thousands)                                                                           1999              1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Premiums and service fee income collected                                            $          222,787   $      266,717
   Investment income received                                                                       27,477           23,654
   Proceeds from sales of real estate                                                               25,206           20,432
   Loss and loss adjustment expenses paid                                                         (195,619)        (203,893)
   Underwriting and other operating expenses paid                                                  (53,249)         (75,496)
   Real estate construction costs paid                                                             (25,633)         (29,917)
   Reinsurance premiums paid                                                                       (26,547)         (15,824)
   Dividends paid to policyholders                                                                  (1,623)             413
   Interest paid                                                                                    (9,642)          (3,453)
   Income taxes (paid) refunded                                                                     (2,814)             644
                                                                                            ---------------    -------------
     Net cash used in operating activities                                                         (39,657)         (16,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments:
     Investment securities available-for-sale                                                     (192,565)        (165,269)
     Other investments                                                                              (6,303)          (1,403)
   Proceeds from maturities and redemptions of investments:
     Fixed maturities held-to-maturity                                                               5,114            5,688
     Investment securities available-for-sale                                                       68,451           42,203
   Proceeds from sales of investments:
     Investment securities available-for-sale                                                       47,152          131,178
     Other investments                                                                               5,515
   Capital and other expenditures                                                                   (6,777)          (8,272)
   Net change in short-term investments                                                            (21,658)          62,469
   Cash paid to RISCORP                                                                            (54,308)         (35,000)
   Cash acquired in RISCORP Acquisition                                                                              29,309
   Net proceeds from sale of CalFarm                                                               211,068
   Other                                                                                              (786)          (5,880)
                                                                                            ---------------    -------------
     Net cash provided by investing activities                                                      54,903           55,023

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note assumed from RISCORP                                                                           (15,000)
   Cash advanced from bank construction loans                                                       24,412           20,222
   Cash repaid on bank construction loans                                                          (21,926)         (18,280)
   Cash advanced from bank lines of credit                                                           7,400
   Cash repaid on bank lines of credit                                                             (12,400)
   Cash dividends paid to common stockholders                                                       (8,564)          (8,484)
   Proceeds from exercise of stock options                                                           3,512            3,777
   Purchase of treasury shares                                                                      (2,127)         (23,301)
                                                                                            ---------------    -------------
     Net cash used in financing activities                                                          (9,693)         (41,066)
                                                                                            ---------------    -------------
   Net increase (decrease) in cash                                                                   5,553           (2,766)
   Cash at beginning of period                                                                       1,998           12,504
                                                                                            ---------------    -------------
   Cash at end of period                                                                  $          7,551   $        9,738
                                                                                            ===============    =============
          (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended
                                                                                     June 30,
(Dollars in thousands)                                                         1999           1998
-------------------------------------------------------------------------------------------------------
                                                                                          (Restated)
RECONCILIATION OF NET INCOME TO NET CASH FLOWS
    FROM OPERATING ACTIVITIES:
Net Income                                                                $    101,000    $     14,400

Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                  4,292           4,637
  Realized gain on sale of CalFarm Insurance Company                          (160,335)
  Realized gains on investments                                                 (4,065)         (6,174)
Decrease (increase) in:
  Accrued investment income                                                     (1,052)         (1,809)
  Premiums receivable                                                            1,779          (2,276)
  Receivable from reinsurers, state trust funds and
    prepaid reinsurance premiums                                                 5,715           8,741
  Federal income taxes                                                          51,386           8,483
  Deferred policy acquisition costs                                               (766)         (1,191)
Increase (decrease) in:
  Unpaid loss and loss adjustment expenses                                     (31,582)        (34,850)
  Unearned premiums                                                             (6,019)           (693)
  Policyholders' dividends accrued                                                (581)           (200)
  Other policyholder funds                                                      (3,732)         (3,869)
  Other                                                                          4,303          (1,922)
                                                                            -----------   -------------
        Net cash used in operating activities                             $    (39,657) $      (16,723)
                                                                            ===========   =============

    The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and footnotes included in the Zenith Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform to the current year presentation. Zenith has elected to round to the nearest thousand dollars, except for share and per share data, in reporting amounts in this statement.

The comparability of the three months and six months ended June 30, 1999 as compared to the corresponding periods in 1998 is affected by the purchase of substantially all of the assets and certain liabilities of the former operations of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") effective April 1, 1998 (see Note 4), and by the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, to Nationwide Mutual Insurance Company effective March 31, 1999 (see Note 3).

RESTATEMENT - As previously reported, the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows as of and for the quarter ended June 30, 1998 have been restated to incorporate the resolution of the purchase price determination for the RISCORP Acquisition (see
Note 4). The restatement impacted invested assets, accrued investment income, receivable from reinsurers, deferred policy acquisition costs, federal income taxes, intangible assets, unpaid losses, policyholder dividends accrued, other liabilities, net investment income, other underwriting and operating expenses and federal income tax expense.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 2.  EARNINGS AND DIVIDENDS PER SHARE

--------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
(In thousands, except per share data)                                 1999           1998          1999           1998
---------------------------------------------------------------- -------------- ------------- -------------- -------------
                                                                                  (Restated)                   (Restated)
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
(A)             Net (loss) income                                      $(3,400)       $7,300       $101,000      $ 14,400
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
(B)             Weighted average outstanding
                    shares during the period                            17,140        17,049         17,138        16,999
                Additional common shares issuable
                     under employee stock option plans
                     using the treasury stock method                        17           220             16           176
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
(C)             Weighted average number of common
                     shares outstanding
                     assuming exercise
                     of stock options                                   17,157        17,269         17,154        17,175
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------

--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
                Net (loss) income per common share -
(A)/(B)            Basic                                              $  (0.20)       $ 0.43          $5.89        $ 0.85
(A)/(C)            Diluted                                               (0.20)         0.42           5.89          0.84
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
                Dividends per common share                                0.25          0.25           0.50          0.50
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------

NOTE 3.  SALE OF CALFARM INSURANCE COMPANY

Effective March 31, 1999, Zenith Insurance completed the sale of all of the issued and outstanding capital stock of CalFarm for approximately $273,000,000 in cash to Nationwide Mutual Insurance Company. CalFarm wrote Zenith's Other Property-Casualty business, principally in California, through March 31, 1999. The gain on the sale, net of tax, was approximately $104,000,000.

Approximately $59,000,000 of cash was transferred from Zenith Insurance to CalFarm in connection with the cessation of CalFarm's participation in the intercompany reinsurance pooling agreement to which Zenith Insurance and its wholly-owned property-casualty insurance subsidiaries are parties. Zenith Insurance and its wholly-owned property-casualty subsidiaries, other than CalFarm, will continue to participate in an intercompany reinsurance pooling agreement.

After accounting for applicable taxes and expenses, the net proceeds from the sale that are available to Zenith Insurance for investment are approximately $211,000,000, compared to cash and investments of approximately $226,000,000 that are excluded from Zenith's Consolidated Balance Sheet with the sale of CalFarm.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  SALE OF CALFARM INSURANCE COMPANY (CONTINUED)

The following table summarizes the assets and liabilities of CalFarm at March 31, 1999:

--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                          March 31, 1999
--------------------------------------------------------------------------------------------------------------
Assets:
Investments                                                                     $  170,050
Cash                                                                                 1,904
Receivable from Zenith Insurance Company                                            59,256
Premiums receivable                                                                 36,517
Receivable from reinsurers                                                          23,002
Deferred policy acquisition costs                                                   15,620
Properties and equipment                                                            20,505
Other assets                                                                         6,874
--------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $  333,728
--------------------------------------------------------------------------------------------------------------
Liabilities:
Unpaid loss and loss adjustment expense                                         $  125,589
Unearned premium reserve                                                            90,964
Other liabilities                                                                   10,617
--------------------------------------------------------------------------------------------------------------
  Total liabilities                                                             $  227,170
--------------------------------------------------------------------------------------------------------------

Pro forma total revenues for Zenith for the three months ended June 30, 1999 and 1998 (after giving effect to the sale of CalFarm as if it had been consummated at the beginning of the respective periods) would have been $106,477,000 and $106,399,000, respectively. Pro forma results of operations after taxes for such periods would have been a net loss of $3,400,000 and net income of $4,100,000, respectively. Pro forma earnings per share for such periods would have been a net loss of $0.20 (basic and diluted) and net income of $0.24 (basic and diluted), respectively.

Pro forma total revenues for Zenith for the six months ended June 30, 1999 and 1998 (after giving effect to the sale of CalFarm as if it had been consummated at the beginning of the respective periods) would have been $211,488,000 and $192,772,000, respectively. Pro forma results of operations after taxes for such periods would have been a net loss of $5,300,000 and net income of $9,100,000, respectively. Pro forma earnings per share for such periods would have been a net loss of $0.31 (basic and diluted) and net income of $0.54 (basic) and $0.53 (diluted), respectively.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  SALE OF CALFARM INSURANCE COMPANY (CONTINUED)

Since CalFarm was acquired by Zenith Insurance in 1985, CalFarm's cumulative combined ratio was approximately 100% and its cumulative underwriting income was approximately zero. In addition to the loss of any underwriting income provided by CalFarm, Zenith's consolidated net income would be reduced by the investment income associated with the net reduction of approximately $15,000,000 of consolidated investments caused by the sale of CalFarm. Estimated investment income after tax on such decrease would have been $139,000 for the six month period ended June 30, 1999, $278,000 for the comparable period ended June 30, 1998 and $139,000 for the three months ended June 30, 1998. Using such change in investment income, the underwriting income previously reported by CalFarm and the gain on the sale of CalFarm, pro forma net (loss) income would be as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                      June 30,
(Dollars in thousands)                                                 1999            1998            1999           1998
--------------------------------------------------------------- --------------- --------------- -------------- ---------------
Net (loss) income as reported (1998 restated)                         $(3,400)          $7,300      $ 101,000        $ 14,400
Less: underwriting income of CalFarm after tax                                          (1,661)           (26)         (1,122)
Less: gain on sale of CalFarm after tax                                                              (104,335)
Less: change in investment income after tax                                               (139)          (139)           (278)
--------------------------------------------------------------- --------------- --------------- -------------- ---------------
Pro forma net (loss) income                                           $(3,400)         $ 5,500      $  (3,500)       $ 13,000
--------------------------------------------------------------- --------------- --------------- -------------- ---------------
Net (loss) income per common share -
   Basic                                                               $(0.20)           $0.32         $ (0.20)           $0.76
   Diluted                                                              (0.20)            0.32          (0.20)            0.76
--------------------------------------------------------------- --------------- --------------- -------------- ---------------

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES

CONTINGENCIES SURROUNDING FAIR VALUES OF RISCORP ASSETS ACQUIRED AND LIABILITIES ASSUMED AND SETTLEMENT OF CERTAIN LITIGATION BETWEEN ZENITH INSURANCE AND RISCORP

On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance and RISCORP, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP and its external accounting and actuarial consultants and Zenith Insurance and its external accounting and actuarial consultants made and presented their estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance to an independent third-party, acting as a Neutral Auditor and Neutral Actuary. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses. On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at June 30, 1999 and December 31, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of reserves for such claims at June 30, 1999 and December 31, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses sustained under such policies. Also, certain of Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new information that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in the results of operations of the period in which they occur. Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50,000,000 in excess of $182,000,000 for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. Future adverse loss development, if any, of the reserves acquired from RISCORP is recoverable up to the $50,000,000 limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance, whereas future loss development, if any, would be a non-cash charge to operations in the period in which it occurs. After deducting reinsurance premiums of $16,000,000, Zenith has recorded reinsurance recoverable of $26,887,000 and a deferred benefit of $10,887,000 at June 30, 1999.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Zenith Insurance and RISCORP have entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP (i) have dismissed litigation pending between them in the United States District Courts for the Middle District of Florida, Tampa Division, and the Southern District of New York; (ii) have agreed that RISCORP may request that the Neutral Auditor and Neutral Actuary review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights they may have to litigation of such issue, determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and, if so, determine the merits of the issue and whether a correction is appropriate; (iii) have agreed that any other disputes arising under the Asset Purchase Agreement or the Settlement Agreement, including any future claims for indemnification by either Zenith Insurance or RISCORP, are to be resolved by binding arbitration; (iv) have agreed that Zenith is to receive $6,000,000 from an escrow account established pursuant to the Asset Purchase Agreement, with RISCORP to receive the balance of the escrow account; and (v) have agreed to an allocation between them of any recovery received as a result of refund claims that RISCORP has made to the Florida Department of Labor and Employment Security, Division of Workers' Compensation. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP has claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5,872,000 or $23,365,000 as a result of alleged errors in the Neutral Auditor and Neutral Actuary's original computation with respect to the purchase price. Zenith disputes RISCORP's claim. In the third quarter of 1999, a certain portion of the $6,000,000 proceeds from the settlement of the RISCORP litigation may be accounted for as a reduction of operating expenses to the extent that such proceeds represent compensation to Zenith Insurance for certain of the expenses incurred to operate the former RISCORP business.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6.  SEGMENT INFORMATION

Zenith classifies its business into six segments: Workers' Compensation, Reinsurance, Other Property-Casualty, Real Estate Operations, Investment and Parent. Segments are designated based on the types of products and services provided and based on the risks associated with the products and services. Workers' Compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The Workers' Compensation segment information includes the former RISCORP operations acquired effective April 1, 1998. Reinsurance represents the book of assumed reinsurance of accumulated losses from catastrophes and the reinsurance of large property risks. Other Property-Casualty (which includes the gain on the sale of CalFarm) represents multiple product line direct insurance other than workers' compensation, primarily in California through March 31, 1999, the effective date of the sale of CalFarm. Real Estate Operations develop land and primarily construct private residences for sale in Las Vegas, Nevada. Investment represents investment income and realized gains on investments, primarily from debt securities. Parent represents the holding company operations of Zenith National owning, directly or indirectly, all of the capital stock of the property and casualty insurance and non-insurance companies.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6.  SEGMENT INFORMATION (CONTINUED)


The accounting policies of the segments are consistent with GAAP. Zenith evaluates insurance segment performance based on the combined ratios and income or loss from operations before income taxes, not including investment income or realized gains or losses.


---------------------------------- -------------- ------------ ------------ ------------ ------------- --------- --------------
                                                     Other                      Real
                                      Workers'     Property-                   Estate
(Dollars in thousands)              Compensation    Casualty    Reinsurance  Operations   Investments    Parent       Total
---------------------------------- -------------- ------------ ------------ ------------ ------------- --------- --------------
                                         For the Six Months Ended June 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums earned                        $139,767      $54,108      $17,679                                            $211,554
  Net investment income                                                                        $26,271                   26,271
  Realized gains on
     investments                                                                                 4,065                    4,065
  Real estate sales                                                              $25,206                                 25,206
  Service fee income                        1,544                                                                         1,544
---------------------------------- -------------- ------------ ------------ ------------ ------------- --------- --------------
Total revenues                            141,311       54,108       17,679       25,206        30,336                  286,640
---------------------------------- -------------- ------------ ------------ ------------ ------------- --------- --------------
Segment (loss) income,
  before taxes                            (29,868)         (22)      (1,366)       1,817        30,336  $ (6,046)        (5,149)
Gain on sale of CalFarm                                160,335                                                          160,335
Interest expense                                                                                          (4,136)        (4,136)
Income tax benefit (expense)               10,014      (55,993)         458         (636)      (10,145)    2,116        (54,186)
Segment assets                            531,310                    33,454       74,582       975,719    10,583      1,625,648
Combined ratios                            121.4%       100.0%       107.7%                                              114.8%
---------------------------------- -------------- ------------ ------------ ------------ ------------- --------- --------------

-------------------------------------------------------------------------------------------------------------------------------
                                        For the Six Months Ended June 30, 1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums earned                      $  130,002    $ 111,155      $15,181                                           $ 256,338
  Net investment income                                                                       $ 25,926                   25,926
  Realized gains on
    investments                                                                                  6,174                    6,174
  Real estate sales                                                               20,432                                 20,432
  Service fee income                        1,392                                                                         1,392
---------------------------------- -------------- ------------ ------------ ------------ ------------- --------- --------------
Total revenues                            131,394      111,155       15,181       20,432        32,100                  310,262
---------------------------------- -------------- ------------ ------------ ------------ ------------- --------- --------------
Segment (loss) income,
  before taxes                            (16,177)       1,751        7,893          394       32,100   $ (3,722)        22,239

Interest expense                                                                                          (1,508)        (1,508)
Income tax benefit (expense)                4,737         (513)      (2,311)        (138)     (10,846)     1,232         (7,839)

Segment assets                            591,991       96,951       30,698       62,378    1,026,824     10,528      1,819,370
Combined ratios                            112.6%        98.4%        48.0%                                              102.6%
---------------------------------- -------------- ------------ ------------ ------------ ------------- --------- --------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The principal source of consolidated earnings of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") is the income, including investment income, from the operations of its property-casualty insurance operations and its investment portfolio. The property-casualty insurance operations comprise Workers' Compensation, Reinsurance and, through March 31, 1999, Other Property-Casualty. Zenith's Real Estate Operations develop land and primarily construct private residences for sale in Las Vegas, Nevada. Zenith National owns, directly or indirectly, all of the capital stock of its subsidiaries. The comparative results of such operations are set forth in the table below, followed by a discussion of significant changes.

The comparability of the three months and six months ended June 30, 1999 as compared to the corresponding periods in 1998 is affected by the purchase of substantially all of the assets and certain liabilities of the former operations of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") effective April 1, 1998, and by the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, to Nationwide Mutual Insurance Company effective March 31, 1999.

-------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended              Six months Ended
                                                                             June 30,                       June 30,
(Dollars in thousands)                                                 1999           1998           1999             1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Restated)                      (Restated)
Net investment income, after taxes                                   $   8,661      $   8,959      $   17,549       $  17,241
Realized gains on investments, after taxes                               1,645          2,440           2,642           4,013
-------------------------------------------------------------------------------------------------------------------------------
Sub-total                                                               10,306         11,399          20,191          21,254
-------------------------------------------------------------------------------------------------------------------------------
Property-casualty underwriting results, after taxes:
     Loss excluding catastrophes                                        (9,420)        (3,002)        (16,812)         (1,370)
     Catastrophe losses                                                 (2,730)                        (3,965)         (3,250)
-------------------------------------------------------------------------------------------------------------------------------
Property-casualty underwriting loss, after taxes                       (12,150)        (3,002)        (20,777)         (4,620)
-------------------------------------------------------------------------------------------------------------------------------
Income from Real Estate Operations, after taxes                            526            104           1,181             256
Interest expense, after taxes                                           (1,375)          (335)         (2,688)           (980)
Parent expenses, after taxes                                              (707)          (866)         (1,242)         (1,510)
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) income before gain on sale of CalFarm
     Insurance Company                                                  (3,400)         7,300          (3,335)         14,400
-------------------------------------------------------------------------------------------------------------------------------
Gain on sale of CalFarm Insurance Company after tax                                                   104,335
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                    $  (3,400)      $  7,300      $  101,000       $  14,400
-------------------------------------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Premiums earned, underwriting results and combined ratios before taxes for the three and six months ended June 30, 1999 and 1998 were as follows:

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
(Dollars in thousands)                                            1999           1998          1999           1998
------------------------------------------------------------------------------------------------------------------------
                                                                              (Restated)                   (Restated)
Premiums earned:
    Workers' Compensation
      California                                                  $  27,593       $ 30,548      $ 56,143       $ 60,444
      Outside California                                             40,417         43,659        83,624         69,558
                                                              ----------------------------------------------------------
        Total Workers' Compensation                                  68,010         74,207       139,767        130,002
    Other Property-Casualty                                                         56,079        54,108        111,155
    Reinsurance                                                       7,967          7,268        17,679         15,181
                                                              ----------------------------------------------------------
           Total                                                  $  75,977       $137,554      $211,554       $256,338
                                                              ==========================================================

Underwriting income (loss) before taxes:
    Workers' Compensation                                         $ (16,699)      $(11,055)     $(29,868)      $(16,376)
    Other Property-Casualty                                                          2,472           (22)         1,751
    Reinsurance                                                      (1,560)         4,187        (1,366)         7,893
                                                              ----------------------------------------------------------
           Total                                                  $ (18,259)      $ (4,396)     $(31,256)      $ (6,732)
                                                              ==========================================================

Combined loss and expense ratios:
    Workers' Compensation
      Loss and loss adjustment expenses                               84.6%          76.7%         85.1%          76.4%
      Underwriting expenses                                           40.0%          38.2%         36.3%          36.2%
                                                              ----------------------------------------------------------
           Combined ratio                                            124.6%         114.9%        121.4%         112.6%

    Other Property-Casualty
      Loss and loss adjustment expenses                                              64.6%         66.5%          67.2%
      Underwriting expenses                                                          31.0%         33.5%          31.2%
                                                                            --------------------------------------------
           Combined ratio                                                            95.6%        100.0%          98.4%

    Reinsurance
      Loss and loss adjustment expenses                              106.7%          19.7%         93.6%          29.5%
      Underwriting expenses                                           12.9%          22.7%         14.1%          18.5%
                                                              ----------------------------------------------------------
           Combined ratio                                            119.6%          42.4%        107.7%          48.0%

Total
    Loss and loss adjustment expenses                                 86.9%          68.8%         81.1%          69.6%
    Underwriting expenses                                             37.1%          34.4%         33.7%          33.0%
                                                              ----------------------------------------------------------
           Combined ratio                                            124.0%         103.2%        114.8%         102.6%
                                                              ==========================================================

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ACQUISITION OF ZENITH'S COMMON STOCK BY FAIRFAX FINANCIAL HOLDINGS LIMITED

Pursuant to a Stock Purchase Agreement, dated June 25, 1999 (the "Stock Purchase Agreement"), between Fairfax Financial Holdings Limited, a Canada corporation ("Fairfax"), and Reliance Insurance Company ("Reliance"), Fairfax has agreed to purchase the 6,574,445 shares of the common stock of Zenith National owned by Reliance and its affiliates (the "Transaction"). Fairfax reported that consummation of the Transaction is expected to occur in the second half of 1999 and is subject to various closing conditions, including the receipt of applicable insurance and other regulatory approvals. Reliance has covenanted that, effective on consummation of the Transaction, it will arrange for the resignation from the Zenith's Board of Directors of each of Messrs. Saul P. Steinberg, Robert M. Steinberg and George E. Bello.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In connection with the Transaction, Zenith National and Fairfax have entered into a standstill agreement, dated June 30, 1999 (the "Standstill Agreement"), pursuant to which Fairfax has agreed that, without the prior written consent of a majority of the Board of Directors of Zenith National who are not affiliates, officers, directors or employees of Fairfax or any corporation or other entity controlled by or affiliated with Fairfax (collectively, the "Purchaser Group"), the Purchaser Group will not, (a) participate in (i) any acquisition of any securities (or beneficial ownership thereof) or assets of Zenith, except by way of distributions or offerings made available to holders of Zenith securities generally, (ii) any business combination involving Zenith, except to the extent of selling Zenith common stock owned or acquired pursuant to the Transaction or by way of other distributions made available to holders of Zenith securities generally, (iii) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to Zenith, or (iv) any solicitation of proxies or consents to vote any securities of Zenith, (b) seek to acquire or affect control of Zenith or influence the management, Board of Directors or policies of Zenith, (c) enter into any arrangements with any third party regarding any of the foregoing, or (d) take any action which would force Zenith to make a public announcement regarding the types of matters set forth in clause (a) above. The Purchaser Group also has agreed not to ask, subject to a limited exception, Zenith (or its directors, officers, employees, or agents) directly or indirectly, to amend, waive or terminate any of the foregoing provisions of the Standstill Agreement. The Standstill Agreement will remain in effect until the earlier of (i) five years from the consummation of the Transaction, or (ii) the date on which Stanley R. Zax is no longer the full-time Chairman of the Board and President of Zenith.

The effectiveness of the covenants and agreements of Fairfax under the Standstill Agreement was conditioned on the execution and delivery to Fairfax and Zenith of waivers, with respect to the Transaction, of rights held by certain employees of Zenith or one of its affiliates pursuant to such employees' employment agreements. In a letter dated July 8, 1999, Fairfax acknowledged the receipt of waivers; waived the condition as to any not received; and indicated that its covenants and agreements in the Standstill Agreement are in full force and effect.

SALE OF CALFARM INSURANCE COMPANY

Effective March 31, 1999, Zenith Insurance completed the sale of all of the issued and outstanding capital stock of CalFarm for approximately $273,000,000 in cash to Nationwide Mutual Insurance Company. CalFarm wrote Zenith's Other Property-Casualty business, principally in California, through March 31, 1999. The gain on the sale, net of tax, was approximately $104,000,000.

Approximately $59,000,000 of cash was transferred from Zenith Insurance to CalFarm in connection with the cessation of CalFarm's participation in the intercompany reinsurance pooling agreement to which Zenith Insurance and its wholly-owned property-casualty insurance subsidiaries are parties (the "de-pooling transaction"). Zenith Insurance and its wholly-owned property-casualty subsidiaries, other than CalFarm, will continue to participate in an intercompany reinsurance pooling agreement.

After accounting for applicable taxes and expenses, the net proceeds from the sale that are available to Zenith Insurance for investment are approximately $211,000,000, compared to cash and investments of approximately $226,000,000 that are excluded from Zenith's Consolidated Balance Sheet with the sale of CalFarm.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Since CalFarm was acquired by Zenith Insurance in 1985, CalFarm's cumulative combined ratio was approximately 100% and its cumulative underwriting income was approximately zero. In addition to the loss of any underwriting income provided by CalFarm, Zenith's consolidated net income would be reduced by the investment income associated with the net reduction of approximately $15,000,000 of consolidated investments caused by the sale of CalFarm. Estimated investment income after tax on such decrease would have been $139,000 for the six month period ended June 30, 1999 and 1998, respectively, and $278,000 for the comparable period ended June 30, 1998 and $139,000 for the three months ended June 30, 1998. Using such change in investment income, the underwriting income previously reported by CalFarm and the gain on the sale of CalFarm, pro forma net (loss) income would be as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
(Dollars in thousands)                                                  1999           1998            1999           1998
------------------------------------------------------------------------------------------------------------------------------
Net (loss) income as reported (1998 restated)                         $(3,400)        $  7,300     $ 101,000        $  14,400
Less: underwriting income of CalFarm after tax                                          (1,661)          (26)          (1,122)
Less: gain on sale of CalFarm after tax                                                             (104,335)
Less: change in investment income                                                         (139)         (139)            (278)
------------------------------------------------------------------------------------------------------------------------------
Pro forma net (loss) income                                           $(3,400)        $  5,500     $  (3,500)        $ 13,000
------------------------------------------------------------------------------------------------------------------------------
Net (loss) income per common share -
   Basic                                                              $ (0.20)        $   0.32     $   (0.20)        $   0.76
   Diluted                                                              (0.20)            0.32         (0.20)            0.76
------------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES SURROUNDING FAIR VALUES OF RISCORP ASSETS ACQUIRED AND LIABILITIES ASSUMED AND SETTLEMENT OF CERTAIN LITIGATION BETWEEN ZENITH INSURANCE AND RISCORP

On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance and RISCORP, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP and its external accounting and actuarial consultants and Zenith Insurance and its external accounting and actuarial consultants made and presented their estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance to an independent third-party, acting as a Neutral Auditor and Neutral Actuary. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses. On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties.

         ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The carrying values of premiums receivable and the liability for unpaid losses and loss adjustment expenses at June 30, 1999 and December 31, 1998 reflect management's estimates using available current information. Different actuarial assumptions, particularly assumptions about long-lived workers' compensation claims, suggest that the ultimate liability for unpaid losses and loss adjustment expenses could be higher than Zenith's carrying value of reserves for such claims at June 30, 1999 and December 31, 1998. Also, Zenith's claims handling practices vary in certain respects from those employed by RISCORP. The ultimate amount of premiums receivable for retrospectively-rated policies is determined, in part, by the amount and timing of losses sustained under such policies. Also, certain of Zenith's billing and collections procedures differ from those employed by RISCORP and Zenith is continuing to ascertain the impact such differences may have on the collectibility of premiums receivable. Subsequent re-interpretation of currently available data or any new information that becomes available with respect to premiums receivable and liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, will be reflected in the results of operations of the period in which they occur. Zenith Insurance has purchased reinsurance protection relating to development of the loss and loss adjustment expense reserves assumed from RISCORP. Such reinsurance would allow Zenith Insurance to recover up to $50,000,000 in excess of $182,000,000 for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. Future adverse loss development, if any, of the reserves acquired from RISCORP is recoverable up to the $50,000,000 limit, although the benefit of such reinsurance recoverable would be deferred and recognized over the recovery period of such reinsurance, whereas future loss development, if any, would be a non-cash charge to operations in the period in which it occurs. After deducting reinsurance premiums of $16,000,000, Zenith has recorded reinsurance recoverable of $26,887,000 and a deferred benefit of $10,887,000 at June 30, 1999.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Zenith Insurance and RISCORP have entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP (i) have dismissed litigation pending between them in the United States District Courts for the Middle District of Florida, Tampa Division, and the Southern District of New York; (ii) have agreed that RISCORP may request that the Neutral Auditor and Neutral Actuary review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights they may have to litigation of such issue, determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and, if so, determine the merits of the issue and whether a correction is appropriate; (iii) have agreed that any other disputes arising under the Asset Purchase Agreement or the Settlement Agreement, including any future claims for indemnification by either Zenith Insurance or RISCORP, are to be resolved by binding arbitration; (iv) have agreed that Zenith is to receive $6,000,000 from an escrow account established pursuant to the Asset Purchase Agreement, with RISCORP to receive the balance of the escrow account; and (v) have agreed to an allocation between them of any recovery received as a result of refund claims that RISCORP has made to the Florida Department of Labor and Employment Security, Division of Workers' Compensation. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP has claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5,872,000 or $23,365,000 as a result of alleged errors in the Neutral Auditor and Neutral Actuary's original computation with respect to the purchase price. Zenith disputes RISCORP's claim. In the third quarter of 1999, a certain portion of the $6,000,000 proceeds from the settlement of the RISCORP litigation may be accounted for as a reduction of operating expenses to the extent that such proceeds represent compensation to Zenith Insurance for certain of the expenses incurred to operate the former RISCORP business.

WORKERS' COMPENSATION

Premiums earned in the Workers' Compensation operation increased in the six months ended June 30, 1999 compared to the corresponding period in 1998, principally as a result of the RISCORP Acquisition, which contributed $48,172,000 of workers' compensation premiums earned in the six months ended June 30, 1999 as compared to $24,770,000 in the six months ended June 30, 1998.

Excluding the effect of the additional premiums from the RISCORP Acquisition, premiums earned in the Workers' Compensation operation, both inside and outside of California, decreased in the three and six months ended June 30, 1999 compared to the corresponding periods in 1998, principally as a result of Zenith's endeavoring to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Underwriting losses in the Workers' Compensation operation increased in the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. The increase in such underwriting losses was attributable, principally, to the following reasons: First, the three and six months ended June 30, 1999 include the results of the former RISCORP business, which was acquired effective April 1, 1998. Loss ratios in the former RISCORP operations, except in Florida, are considerably higher than those experienced elsewhere in Zenith's Workers' Compensation operations. Excess costs associated with operating and integrating the former RISCORP business also adversely impacted underwriting results in the periods that include the former RISCORP operations. Second, Zenith's estimate of the incurred loss ratio for its workers' compensation business, excluding the former RISCORP operations and other Florida business, in the three and six months ended June 30, 1999 was higher than such estimate for both the three and six months ended June 30, 1998. Third, Zenith has reduced expenses during 1999 and 1998, principally through reductions in the number of employees, throughout its Workers' Compensation operations. However, such reductions have been offset by a reduction of premium income for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. Zenith is unable to predict when its Workers' Compensation operation will return to underwriting profitability that is consistent with Zenith's historical experience.

OTHER PROPERTY-CASUALTY

Zenith's Other Property-Casualty business was operated primarily by CalFarm, which was sold effective March 31, 1999. In the first quarter of 1999, the Other Property-Casualty underwriting results were adversely impacted by continuing losses in the Health line of business, increased severity and frequency of weather related property losses and increased expenses attributable to improvements in information systems. The first six months of 1998 were adversely impacted by approximately $5,000,000 before taxes attributable to California wind and storm damage.

REINSURANCE

Reinsurance premiums earned increased in the six months ended June 30, 1999, compared to the corresponding period in 1998, due principally to additional premiums in the first quarter of 1999 for reinstatement of treaties impacted by catastrophes. The underwriting results for the three and six months ended June 30, 1999 were adversely impacted by catastrophe losses of approximately $4,200,000 and $6,100,000, before taxes, respectively, of additional losses from Hurricane Georges, and other catastrophe losses that occurred in 1998 as compared to no such catastrophe losses, in the corresponding periods in 1998.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REAL ESTATE OPERATIONS

Zenith recognized total revenues from its Real Estate Operations of $14,438,000 and $25,206,000 for the three and six months ended June 30, 1999, respectively, and $8,684,000 and $20,432,000 for the three and six months ended June 30, 1998, respectively. The results of operations for the three and six months ended June 30, 1999 benefited from a higher number of home sales as compared to the corresponding periods in 1998 in addition to a gain from a land sale of $472,000 in the first six months of 1999. Construction in progress, including undeveloped land, was $73,119,000 and $69,387,000 at June 30, 1999 and December 31, 1998, respectively. In addition to continuing home construction, Zenith may use some land presently owned for commercial and multi-family dwelling construction. Increased interest rates or other factors could affect the rate of home sales.

INVESTMENTS

The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

----------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                              ------------------------------------------------------------------
                                                     1999              1998             1999              1998
----------------------------------------------------------------------------------------------------------------
                                                                    (Restated)                         (Restated)
Investment yield, before taxes                       5.4%              5.8%             5.4%              5.8%
Investment yield, after taxes                        3.6%              4.0%             3.6%              3.9%
----------------------------------------------------------------------------------------------------------------

Bonds with an investment grade rating represented 93% and 96% of the consolidated carrying values of fixed maturities at June 30, 1999 and December 31, 1998, respectively. The average maturity of the investment portfolio was 5.5 years at June 30, 1999 and 5.2 years at December 31, 1998.

The total fair value of fixed maturity investments and the unrealized gain
(loss) on held-to-maturity and available-for-sale fixed maturity investments, were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                          Unrealized Gain (Loss) on Fixed Maturities
                                           Total Fair                    Held-to-Maturity          Available-for-Sale
                                            Value of                     ----------------          ------------------
(Dollars in thousands)                  Fixed Maturities*           Before Tax         Before Tax      After Tax
------------------------------------------------------------------------------------------------------------------
At June 30, 1999                            $855,512                  $   298           $(12,599)       $(8,189)
At December 31, 1998                         959,119                    1,569              9,864          6,412
------------------------------------------------------------------------------------------------------------------
* Includes short-term investments

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENTS (CONTINUED)


At June 30, 1999 and December 31, 1998, 96% of Zenith's consolidated portfolio of fixed maturity investments were classified as available-for sale with the unrealized appreciation or depreciation recorded as a separate component of stockholders' equity. The change in fair value of fixed maturity investments available-for-sale resulted in a decrease in stockholders' equity of $14,601,000 after deferred taxes from December 31, 1998 to June 30, 1999. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market and fluctuations in interest rates through changes in the values of fixed maturity securities, which are classified as available-for-sale.

The change in the carrying value of Zenith's consolidated investment portfolio during the six months ended June 30, 1999 was as follows:

---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
Carrying value at the beginning of the year                                                              $1,048,681
  Purchases at cost                                                                                         198,868
  Investments of CalFarm at date of sale                                                                   (170,050)
  Maturities and redemptions                                                                                (73,565)
  Proceeds from sales of investments:
     Investments available-for-sale                                                      (47,152)
     Other investments                                                                    (5,515)
           Total proceeds from sales of investments                                      ---------          (52,667)
  Net realized gains:
     Investments available-for-sale                                                        1,801
     Other investments                                                                     2,264
           Total net realized gains                                                      ---------            4,065
  Change in unrealized gains                                                                                (22,026)
  Increase in short-term investments                                                                         21,658
  Net accretion of bonds and preferred stocks and other changes                                                 501
--------------------------------------------------------------------------------- -------------- --------------------
Carrying value at June 30, 1999                                                                          $  955,465
--------------------------------------------------------------------------------- -------------- --------------------

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used in operations in the six months ended June 30, 1999 was $39,657,000 as compared to net cash used in operations of $16,723,000 for the six months ended June 30, 1998. During the three and six months ended June 30, 1999, cash was used principally to pay loss and loss adjustment expense reserves in the former RISCORP operation. Net cash flows from operations will continue to be adversely affected by the payment of reserves in the former RISCORP operations.

Zenith has three revolving, unsecured lines of credit amounting to $100,000,000, all of which was available at June 30, 1999.

At June 30, 1999, Zenith was authorized to repurchase up to 1,036,000 shares of Zenith common stock pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith's existing sources of liquidity.

Zenith's Real Estate Operations maintain certain bank credit facilities to provide financing for development and construction of private residences for sale. At June 30, 1999, the maximum permitted under facilities was $34,613,000, although in practice, such amount will not be outstanding. The agreements provide that funding and repayment of development and construction loans are made in tandem for each project. A development loan will always precede a construction loan for a project and the proceeds of the construction loan are required to first be used to pay off the respective development loan. The balance outstanding under the borrowing is $15,374,000. Zenith's Real Estate Operations are obligated under various notes arising from its purchase of several parcels of land. The amount outstanding for such notes at June 30, 1999 was $1,367,000.

In June of 1999, Zenith Insurance declared a dividend of $100,000,000 payable to Zenith National. The dividend was approved by the California Department of Insurance on June 24, 1999. The dividend was paid on July 6, 1999. Subject to working capital needs, Zenith National currently intends to add such funds to, and invest them as part of, its investment portfolio. Zenith has been informed by A.M. Best Company ("Best") that the payment of the dividend will result in a downgrade of Best's rating of Zenith`s insurance company affiliates from A+ to A.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The status and scheduled completion dates of efforts to make the Internal Systems supporting Zenith's operations Year 2000 Compliant are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                 Inventory       Assessment     Remediation      Validation   Implementation
                                              --------------- --------------- --------------- --------------- --------------
Core Corporate IT Systems                        Completed       Completed       Completed       Completed       Completed

Core Operational IT Systems:
---------------------------------------------
  Workers' Compensation                          Completed       Completed       Completed       Completed       Completed
  Reinsurance                                    Completed       Completed       Completed       Completed       Completed
  Real Estate Operations                         Completed       Completed       Completed       Completed       Completed

IT Infrastructure:
---------------------------------------------
  Workers' Compensation                          Completed       Completed       Completed        8/31/99         8/31/99
  Reinsurance                                    Completed       Completed       Completed        8/31/99         8/31/99
  Real Estate Operations                         Completed       Completed       Completed       Completed       Completed

Other IT Equipment:
---------------------------------------------
  Workers' Compensation                          Completed       Completed       Completed       Completed       Completed
  Reinsurance                                    Completed       Completed       Completed       Completed       Completed
  Real Estate Operations                         Completed       Completed       Completed       Completed       Completed

Facilities and Other Non-IT Systems:
---------------------------------------------
  Woodland Hills, CA                             Completed       Completed       Completed       Completed       Completed
  Sarasota, FL                                   Completed       Completed       Completed       Completed       Completed
--------------------------------------------------------------------------------------------------------------------------

The above table excludes the scheduled completion dates for the Other Property & Casualty Operations which were disposed of through the sale of the capital stock of CalFarm on March 31, 1999.

Zenith plans to further test and refine the Internal Systems during the second half of 1999, to assure that they function in Zenith's operating environment on an interconnected basis. Also during this period, Zenith will limit software changes into its production operating environment to minimize risk of invalidating remediation efforts.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All companies are faced with certain unknown risks arising from Year 2000 issues that may impact them negatively. Zenith's Year 2000 efforts have been designed to mitigate to the extent possible its risks from Year 2000-related failures faced by Zenith. Despite Zenith's Year 2000-related efforts, Zenith recognizes the possibility of some negative impact on its operations resulting from Year 2000-related failures. Zenith believes that the most reasonably likely worst-case, Year 2000 scenarios could include failures of Zenith's Internal Systems, a failure of one or more of its critical Key External Dependencies, such as financial institutions, agents/brokers or reinsurers, and/or the contamination of Zenith's IT systems due to receipt of corrupted data. Such a scenario could result in a disruption of Zenith's normal business activities and could have a material adverse effect on its financial condition and results of operations. In the quarter ended September 30, 1998, Zenith began developing contingency plans to substantially reduce material business disruptions from such risks. Zenith intends such plans to include measures, such as 1) acceleration into the last quarter of 1999 the performance of obligations and duties otherwise owed in the first quarter of 2000; 2) identification of alternatives to Key External Dependencies that may not be Year 2000 Compliant and therefore unable to meet Zenith's needs; and 3) certain activities in Zenith's pre-existing Business Recovery/Resumption Plan designed for Zenith to operate during, and to recover from, catastrophes. All contingency plans are expected to be in place by September 30, 1999. Contingency plan testing commenced in the quarter ended June 30, 1999. Additional testing is scheduled through September 30, 1999.

Zenith has been planning to upgrade its IT Infrastructure and its other IT equipment for some time; however, because of the Year 2000 problem, certain components of those plans were accelerated and completed by mid-1999. The table below sets out the costs for either repairing Zenith's IT systems ("IT Repair Costs") or for replacing them ("IT Replacement Costs").

                                                                   Percent
                                             Expenditures         Expended            Estimate             Total
                                                as of               as of                to             Estimated IT
(Dollars in thousands)                         6/30/99             6/30/99            Complete          Expenditure
----------------------------------------- ------------------ ------------------- ------------------ ------------------
IT Repair Costs                                    $ 6,363                 91%              $ 600            $ 6,963
IT Replacement Costs:
    Software                                           881                100%                                   881
    Hardware                                         2,234                100%                                 2,234
    Related Expenditures                               417                 63%                246                663
--------------------------------------------------------------------------------------------------------------------
       Total                                       $ 9,895                 92%              $ 846            $10,741
--------------------------------------------------------------------------------------------------------------------

The above table includes amounts incurred for the Other Property & Casualty Operations through March 31, 1999 and does not include any estimates to complete for the Other Property & Casualty Operations since they were disposed of through the sale of the capital stock of CalFarm on March 31, 1999.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition;
(2) adverse state and federal legislation and regulation; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events; (8) ability to timely and accurately complete the Year 2000 conversion process; (9) impact of any failure of third parties with whom Zenith does business to be Year 2000 compliant; (10) uncertainties related to the RISCORP Acquisition, including (a) the ability of Zenith to integrate on a profitable basis the business acquired from RISCORP, (b) the value of transferred assets and transferred liabilities, and (c) the resolution of RISCORP's claim that the Neutral Auditor and Neutral Actuary allegedly made an error in its determinations with respect to the purchase price for the RISCORP Acquisition; (11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (12) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 1999, approximately 96% of the carrying value of fixed maturity investments are categorized as available-for-sale, for which category changes in fair value are reflected in stockholders' equity. The fair value of the fixed income investment portfolio is exposed to interest rate risk - the risk of loss in fair value resulting from adverse changes in prevailing market rates of interest for similar financial instruments. In addition, certain mortgage-backed securities are exposed to accelerated prepayment risk in that a decline in interest rates could prompt mortgage holders to refinance existing mortgages at lower rates. However, Zenith has the ability to hold fixed income investments to maturity.

Zenith relies on the experience and judgment of senior management to monitor and control market risk. Zenith does not utilize financial instrument hedges or derivative financial instruments to manage risks, nor does it enter into any swap, forward or options contracts, but will attempt to mitigate its exposure through active portfolio management. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, Zenith places the majority of its investments in high quality, marketable securities and limits the amount of credit exposure with respect to any single issuer.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The table below provides information about Zenith's financial instruments as of June 30, 1999 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value and weighted average interest rates by expected maturity dates. Such investments include preferred stocks that are redeemable or have sinking fund provisions, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates.

-------------------------------------------------------------------------------------------------------------------------------
                                                                       Expected Maturity Date
                                      -----------------------------------------------------------------------------------------
(Dollars in thousands)                   1999         2000         2001         2002         2003      Thereafter     Total
------------------------------------- ------------ ------------ ------------ ------------ ------------ ----------- ------------
Fixed maturities:
  Held-to-maturity and
    available-for-sale securities:
      Fixed rate                          $26,801     $113,828      $60,696      $67,585      $57,774    $367,634     $694,318
      Weighted average interest
        rate                                 5.2%         5.5%         5.8%         6.4%         7.1%        7.8%
    Trading Securities:
      Fixed rate                                                     $2,946                                              2,946
      Weighted average interest
        rate                                                           6.5%

Short-term investments                   $158,248                                                                      158,248

Debt obligations:
  9% senior notes payable                   3,375       $6,750       $6,750      $78,375                                95,250
  8.55% redeemable securities               3,207        6,413        6,413        6,413       $6,413    $235,325      264,184
  Payable to banks and other
    notes payable                           4,646       13,033          130           81           34         406       18,330
------------------------------------- ------------ ------------ ------------ ------------ ------------ ----------- ------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders' Meeting of Zenith was held on May 20, 1999. Two matters were presented to a vote of the Stockholders.

One matter was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, follows:

-----------------------------------------------------------------------------------------------------------------
       Director                                       Votes For                         Votes Withheld
----------------------------------------- ----------------------------------- -----------------------------------
George E. Bello                                       14,207,988                            73,602
Max M. Kampelman                                      13,531,243                           750,347
Robert J. Miller                                      14,208,120                            73,470
William Steele Sessions                               14,189,397                            92,193
Harvey J. Silbert                                     14,107,711                           173,879
Robert M. Steinberg                                   14,023,487                           258,103
Saul P. Steinberg                                     13,632,146                           649,444
Gerald Tsai, Jr.                                      14,190,653                            90,937
Michael Wm. Zavis                                     14,208,232                            73,358
Stanley R. Zax                                        14,205,232                            76,358
----------------------------------------- ----------------------------------- -----------------------------------

With respect to the election of Directors, there were no votes cast against any Directors, no abstentions and no broker non-votes.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

The second matter was a vote to approve Amendment No. 1 to the 1996 Employee Stock Option Plan, a non-qualified stock option plan for officers and employees of Zenith and its subsidiaries. Amendment No. 1 increases by 250,000 the number of shares available for issuance pursuant to new awards. The matter was approved by the Stockholders. A tabulation of votes follows:

------------------------------------------------------------------------------------------------------------------
             For                        Against                    Abstain                 Brokers' Non-Votes
------------------------------ --------------------------- --------------------------- ---------------------------
         12,194,147                     682,353                    1,405,089                       1
------------------------------ --------------------------- --------------------------- ---------------------------

                           PART II, OTHER INFORMATION

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

3.2 By-laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988)

10.1 Amendment No. 1, dated December 8, 1998, to Zenith National Insurance Corp. 1996 Employee Stock Option Plan.

10.2 Loan Revision Agreement, dated June 30, 1999, to the promissory note, dated July 1, 1997, between Zenith National Insurance Corp. and City National Bank.

10.3 Standstill Agreement, dated June 30, 1999, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited.

10.4 Settlement Agreement, dated July 7, 1999, between Zenith Insurance Company, RISCORP, Inc., RISCORP Management Services, Inc., 1390 Main Street Services, Inc., RISCORP of Illinois, Inc., Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc., RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding Company, RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc., II.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

11 Statement re computation of per share earnings. (Note 2 of the Consolidated Financial Statements (unaudited) included in Item 1 of
         Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

27       Financial data schedule

(b)      Reports on Form 8-K

         Zenith filed a Current Report on Form 8-K, dated July 6, 1999, on July 12, 1999 in connection with (1) the acquisition of Zenith common stock by Fairfax Financial Holdings Limited, (2) the settlement agreement between Zenith Insurance Company and RISCORP, Inc. and (3) the dividend from Zenith Insurance to Zenith.

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


                                     ZENITH NATIONAL INSURANCE CORP.
                                     Registrant


Date: August 13, 1999                /s/ Stanley R. Zax
                                     --------------------------------------
                                     Stanley R. Zax
                                     Chairman of the Board and President
                                       (Principal Executive Officer)


Date: August 13, 1999                /s/ Fredricka Taubitz
                                     ---------------------------------------
                                     Fredricka Taubitz
                                     Executive Vice President
                                       & Chief Financial Officer
                                       (Principal Accounting Officer)