Form 10-Q
period 1999-09-30
ZENITH NATIONAL INSURANCE CORP
filed 1999-11-15
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


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


                                 (818) 713-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

                         Yes [X]             No [ ]


At November 1, 1999, there were 17,201,000 shares of Zenith Common Stock outstanding, net of 7,956,000 shares of treasury stock.

                                     PART l
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,     December 31,
(Dollars in thousands, except per share data)                                                       1999               1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
ASSETS:
Investments:
    Fixed maturities:
     At amortized cost (fair value $28,759 in 1999 and $36,712 in 1998)                      $          28,675 $           35,143
     At fair value (cost $692,109 in 1999 and $725,397 in 1998)                                        672,926            735,284
    Floating rate preferred stocks, at fair value (cost $6,799 in 1999 and
      $16,614 in 1998)                                                                                   6,593             17,324
    Convertible and non-redeemable preferred stocks, at fair value (cost
      $4,300 in 1999 and $7,679 in 1998)                                                                 3,800              7,350
    Common stocks, at fair value (cost $26,354 in 1999 and $22,402 in 1998)                             25,408             26,935
    Short-term investments (at cost, which approximates fair value)                                    142,191            187,123
    Other investments                                                                                   44,071             39,522
                                                                                               ----------------  -----------------
         TOTAL INVESTMENTS                                                                             923,664          1,048,681
Cash                                                                                                    12,559              1,998
Accrued investment income                                                                               12,610             13,646
Premiums receivable                                                                                     85,510            133,631
Receivable from reinsurers and state trust funds and
    prepaid reinsurance premiums                                                                       363,706            373,045
Deferred policy acquisition costs                                                                        8,746             23,941
Properties and equipment, less accumulated depreciation                                                 56,186             79,908
Net deferred tax asset                                                                                  40,593             22,611
Federal income taxes receivable                                                                                             2,740
Intangible assets                                                                                       22,709             25,744
Other assets                                                                                           102,708             92,781
                                                                                               ----------------  -----------------
         TOTAL ASSETS                                                                        $       1,628,991 $        1,818,726
                                                                                               ================  =================


(continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,     December 31,
(Dollars in thousands, except per share data)                                                       1999               1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
LIABILITIES:
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                                 $         906,990 $          997,647
    Unearned premiums                                                                                   57,850            157,965
Policyholders' dividends accrued                                                                         3,014              4,763
Reserves on loss portfolio transfers                                                                     7,731              9,689
Payable to banks and other notes payable                                                                20,572             19,255
Senior notes payable, less unamortized issue costs of $313 in 1999
    and $404 in 1998                                                                                    74,687             74,596
Federal income taxes payable                                                                            33,210
Payable to RISCORP                                                                                                         52,952
Other liabilities                                                                                       76,255             81,566
                                                                                               ----------------  -----------------
         TOTAL LIABILITIES                                                                           1,180,309          1,398,433
                                                                                               ----------------  -----------------

REDEEMABLE SECURITIES:
Company-obligated, mandatorily redeemable capital securities of Zenith National
    Insurance Capital Trust I, holding solely 8.55% Subordinated Deferrable
    Interest Debentures due 2028, of Zenith National Insurance Corp., less
    unamortized issue cost and discount of $1,617 in 1999 and $1,659 in 1998                            73,383             73,341
                                                                                               ----------------  -----------------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 1999 and 1998
Common stock, $1 par - shares authorized 50,000; issued 25,125,
    outstanding 17,169 in 1999; issued 24,970, outstanding 17,148 in 1998                               25,125             24,970
Additional paid-in capital                                                                             274,226            270,679
Retained earnings                                                                                      239,124            188,243
Accumulated other comprehensive income - net unrealized (depreciation)
    appreciation on investments, net of deferred tax (benefit) expense of
    $(7,277) in 1999 and $5,167 in 1998                                                                (13,514)             9,596
                                                                                               ----------------  -----------------
                                                                                                       524,961            493,488
Less treasury stock at cost (7,956 shares in 1999 and 7,822 shares in 1998)                           (149,662)          (146,536)
                                                                                               ----------------  -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                    375,299            346,952
                                                                                               ----------------  -----------------

         TOTAL LIABILITIES, REDEEMABLE SECURITIES AND
           STOCKHOLDERS' EQUITY                                                              $       1,628,991 $        1,818,726
                                                                                               ================  =================

The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,              September 30,
(Dollars in thousands, except per share data)                           1999          1998          1999           1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Restated)                   (Restated)
CONSOLIDATED REVENUES:
Premiums earned                                                    $     87,110 $      136,151 $     298,664 $      392,489
Net investment income                                                    14,229         14,198        40,500         40,124
Realized gains on investments                                             2,322          2,164         6,387          8,338
Real estate sales                                                        14,034          8,398        39,240         28,830
Service fee income                                                          802          1,206         2,346          2,598
                                                                     -----------  -------------  ------------  -------------
       Total revenues                                                   118,497        162,117       387,137        472,379

EXPENSES:
Loss and loss adjustment expenses incurred                              116,563        101,690       288,036        280,199
Policy acquisition costs                                                 13,165         25,707        53,999         74,696
Other underwriting and operating expenses                                31,813         19,432        64,828         58,474
Policyholders' dividends and participation                                 (954)           441           (12)           378
Real estate construction and operating costs                             13,446          8,210        36,835         28,248
Interest expense                                                          2,141          1,908         6,277          3,416
                                                                     -----------  -------------  ------------  -------------
       Total expenses                                                   176,174        157,388       449,963        445,411

Gain on sale of CalFarm Insurance Company (see Note 3)                                               160,335
                                                                                                 ------------

(Loss) income before federal income tax expense                         (57,677)         4,729        97,509         26,968

Federal income tax (benefit) expense, including expense
     of $56,000 related to the sale of CalFarm Insurance Company
     in the nine months ended September 30, 1999                        (20,377)         1,329        33,809          9,168
                                                                     -----------  -------------  ------------  -------------
NET (LOSS) INCOME                                                  $    (37,300)$        3,400 $      63,700 $       17,800
                                                                     ===========  =============  ============  =============

EARNINGS PER SHARE:
Net (loss) income per common share -
     Basic                                                         $      (2.17)$         0.20 $        3.71 $         1.05
                                                                     ===========  =============  ============  =============
     Diluted                                                       $      (2.17)$         0.20 $        3.71 $         1.04
                                                                     ===========  =============  ============  =============


Additional Required Disclosure:
Net (loss) income                                                  $    (37,300)$        3,400 $      63,700 $       17,800
Change in unrealized (depreciation) appreciation on investments          (8,793)           925       (23,110)         1,727
                                                                     -----------  -------------  ------------  -------------
Comprehensive (Loss) Income                                        $    (46,093)$        4,325 $      40,590 $       19,527
                                                                     ===========  =============  ============  =============


The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine Months Ended
                                                                                                     September 30,
(Dollars in thousands)                                                                           1999              1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Premiums and service fee income collected                                            $          316,259 $         431,867
   Investment income received                                                                       38,084            40,379
   Proceeds from sales of real estate                                                               39,240            28,830
   Loss and loss adjustment expenses paid                                                         (251,323)         (299,178)
   Underwriting and other operating expenses paid                                                 (104,286)         (145,420)
   Real estate construction costs paid                                                             (46,574)          (35,665)
   Reinsurance premiums paid                                                                       (29,320)          (24,451)
   Interest paid                                                                                    (9,584)           (3,706)
   Income taxes paid                                                                                (2,830)           (5,352)
                                                                                            ---------------    --------------
     Net cash used in operating activities                                                         (50,334)          (12,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments:
     Investment securities available-for-sale                                                     (349,081)         (252,200)
     Other investments                                                                              (8,306)           (7,008)
   Proceeds from maturities and redemptions of investments:
     Fixed maturities held-to-maturity                                                               6,371             8,379
     Investment securities available-for-sale                                                       87,276            55,073
   Proceeds from sales of investments:
     Investment securities available-for-sale                                                      189,844           210,448
     Other investments                                                                               6,285             6,182
   Capital and other expenditures                                                                  (11,021)          (15,233)
   Net change in short-term investments                                                             (5,047)           (6,310)
   Cash paid to RISCORP                                                                            (54,308)          (35,000)
   RISCORP acquisition costs                                                                                          (7,660)
   Cash acquired in RISCORP Acquisition                                                                               29,309
   Net proceeds from sale of CalFarm                                                               211,068
                                                                                            ---------------    --------------
     Net cash provided by (used in) investing activities                                            73,081           (14,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note assumed from RISCORP                                                                            (15,000)
   Net cash received from Zenith National Insurance Capital Trust I 8.55%
     Capital Securities                                                                                               73,320
   Cash advanced from bank construction loans                                                       40,433            23,015
   Cash repaid on bank construction loans                                                          (35,253)          (25,941)
   Cash advanced from bank lines of credit                                                           7,400             2,000
   Cash repaid on bank lines of credit                                                             (12,400)           (2,000)
   Cash dividends paid to common stockholders                                                      (12,865)          (12,739)
   Proceeds from exercise of stock options                                                           3,625             4,161
   Purchase of treasury shares                                                                      (3,126)          (24,023)
                                                                                            ---------------    --------------
     Net cash (used in) provided by financing activities                                           (12,186)           22,793
                                                                                            ---------------    --------------
   Net increase (decrease) in cash                                                                  10,561            (3,923)
   Cash at beginning of period                                                                       1,998            12,504
                                                                                            ---------------    --------------
   Cash at end of period                                                                  $         12,559 $           8,581
                                                                                            ===============    ==============


          (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                  September 30,
(Dollars in thousands)                                                         1999           1998
-------------------------------------------------------------------------------------------------------
                                                                                          (Restated)
RECONCILIATION OF NET INCOME TO NET CASH FLOWS
    FROM OPERATING ACTIVITIES:

Net Income                                                                $     63,700  $       17,800

Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                6,716           6,734
    Realized gain on sale of CalFarm Insurance Company                        (160,335)
    Realized gains on investments                                               (6,387)         (8,338)
Decrease (increase) in:
    Accrued investment income                                                     (959)            650
    Premiums receivable                                                         11,604          21,971
    Receivable from reinsurers and state trust funds and
      prepaid reinsurance premiums                                             (13,663)         29,132
    Federal income taxes                                                        30,992          (7,362)
    Deferred policy acquisition costs                                             (425)          3,643
    Real estate construction in progress                                       (14,422)         (9,496)
Increase (decrease) in:
    Unpaid loss and loss adjustment expenses                                    34,884         (59,970)
    Unearned premiums                                                           (9,151)         (3,252)
    Policyholders' dividends accrued                                            (1,749)
    Other policyholder funds                                                                    (6,407)
    Other                                                                        8,861           2,199
                                                                            -----------   -------------
      Net cash used in operating activities                               $    (50,334) $      (12,696)
                                                                            ===========   =============


The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and footnotes included in the Zenith Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform to the current year presentation. Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in this statement.

The comparability of the nine months ended September 30, 1999 compared to the corresponding period in 1998 is affected by the purchase of substantially all of the assets and certain liabilities of the former operations of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") effective April 1, 1998 (see Note 4). The comparability of the three months and nine months ended September 30, 1999 compared to the corresponding periods in 1998 is affected by net charges in the third quarter of 1999 of $50,000,000 before tax ($32,500,000 after tax, or $1.89 per share) associated with an increase in the net liabilities for unpaid losses and loss adjustment expenses in the Southeast Operations, which principally consists of the operations acquired from RISCORP (see Note 4). The comparability of the three months and nine months ended September 30, 1999 compared to the corresponding periods in 1998 is also affected by the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, to Nationwide Mutual Insurance Company effective March 31, 1999 (see Note 3).

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 2.  EARNINGS AND DIVIDENDS PER SHARE


---------------------------------------------------------------- ---------------------------- ----------------------------
                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
(In thousands, except per share data)                                 1999           1998          1999           1998
---------------------------------------------------------------- -------------- ------------- -------------- -------------
                                                                                  (Restated)                   (Restated)
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
(A)             Net (loss) income                                    $(37,300)        $3,400        $63,700      $ 17,800
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
(B)             Weighted average outstanding
                    shares during the period                           17,188         17,055         17,155        17,018
                Additional common shares issuable
                     under employee stock option plans
                     using the treasury stock method                        9            113             14           155
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
(C)                  Weighted average number of common shares
                     outstanding assuming
                     exercise of stock options                        17,197          17,168       17,169          17,173
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------

--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
                Net (loss) income per common share -
(A)/(B)            Basic                                               $(2.17)        $ 0.20          $3.71        $ 1.05
(A)/(C)            Diluted                                              (2.17)          0.20           3.71          1.04
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------

--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
                Dividends per common share                              0.25            0.25           0.75          0.75
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

After accounting for applicable taxes and expenses, the net proceeds from the sale that were available to Zenith Insurance for investment was approximately $211,000,000, compared to cash and investments of approximately $226,000,000 that were excluded from Zenith's Consolidated Balance Sheet with the sale of CalFarm.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  SALE OF CALFARM INSURANCE COMPANY (CONTINUED)

The following table summarizes the assets and liabilities of CalFarm at March 31, 1999:


------------------------------------------------------------------
(Dollars in thousands)                           March 31, 1999
------------------------------------------------------------------
Assets:
Investments                                      $  170,050
Cash                                                  1,904
Receivable from Zenith Insurance Company             59,256
Premiums receivable                                  36,517
Receivable from reinsurers                           23,002
Deferred policy acquisition costs                    15,620
Properties and equipment                             20,505
Other assets                                          6,874
------------------------------------------------------------------
  Total assets                                   $  333,728
------------------------------------------------------------------
Liabilities:
Unpaid loss and loss adjustment expense          $  125,589
Unearned premium reserve                             90,964
Other liabilities                                    10,617
------------------------------------------------------------------
  Total liabilities                               $ 227,170
------------------------------------------------------------------

Pro forma total revenues for Zenith for the three months ended September 30, 1999 and 1998 (after giving effect to the sale of CalFarm as if it had been consummated at the beginning of the respective periods) would have been $118,497,000 and $103,187,000, respectively. Pro forma results of operations after tax for such periods would have been a net loss of $37,300,000 and $400,000, respectively. Pro forma earnings per share for such periods would have been a net loss of $2.17 (basic and diluted) and $0.02 (basic and diluted), respectively.

Pro forma total revenues for Zenith for the nine months ended September 30, 1999 and 1998 (after giving effect to the sale of CalFarm as if it had been consummated at the beginning of the respective periods) would have been $329,985,000 and $295,959,000, respectively. Pro forma results of operations after tax for such periods would have been a net loss of $42,600,000 and net income of $8,700,000, respectively. Pro forma earnings per share for such periods would have been a net loss of $2.48 (basic and diluted) and net income of $0.51 (basic and diluted), respectively.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  SALE OF CALFARM INSURANCE COMPANY (CONTINUED)

Since CalFarm was acquired by Zenith Insurance in 1985, CalFarm's cumulative combined ratio was approximately 100% and its cumulative underwriting income was approximately zero. In addition to the loss of any underwriting income provided by CalFarm, Zenith's annual consolidated net income would be reduced by the investment income associated with the net reduction of approximately $15,000,000 of consolidated investments caused by the sale of CalFarm. Estimated investment income after tax on such decrease would have been $139,000 for the nine month period ended September 30, 1999, $417,000 for the comparable period ended September 30, 1998 and $139,000 for the three months ended September 30, 1998. Using such change in investment income, the underwriting income previously reported by CalFarm and the gain on the sale of CalFarm, pro forma net (loss) income would be as follows:


--------------------------------------------------------------- ------------------------------- ------------------------------
                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
(Dollars in thousands)                                                 1999            1998            1999           1998
--------------------------------------------------------------- --------------- --------------- -------------- ---------------
Net (loss) income as reported (1998 restated)                        $(37,300)       $ 3,400         $63,700        $ 17,800
Less: underwriting income of CalFarm after tax                                        (2,361)            (26)         (3,483)
Less: gain on sale of CalFarm after tax                                                             (104,335)
Less: change in investment income after tax                                             (139)           (139)           (417)
--------------------------------------------------------------- --------------- --------------- -------------- ---------------
Pro forma net (loss) income                                          $(37,300)         $ 900        $(40,800)      $ 13,900
--------------------------------------------------------------- --------------- --------------- -------------- ---------------
Pro forma net (loss) income per common share -
   Basic                                                               $(2.17)         $0.05          $(2.38)         $0.82
   Diluted                                                              (2.17)          0.05           (2.38)          0.81
--------------------------------------------------------------- --------------- --------------- -------------- ---------------


NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES

RESOLUTION OF CONTINGENCIES SURROUNDING FAIR VALUES OF RISCORP ASSETS ACQUIRED AND LIABILITIES ASSUMED AND SETTLEMENT OF CERTAIN LITIGATION BETWEEN ZENITH INSURANCE AND RISCORP

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

On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties. As previously reported, Zenith Insurance recorded the assets and liabilities acquired from RISCORP at their estimated fair values consistent with the values determined by the neutral Auditor and Neutral Actuary. Previously reported consolidated financial statements for June 30, 1998 and September 30, 1998 were restated to reflect the resolution of the disputes

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

between the parties. Zenith Insurance indicated that any new information that might become available with respect to certain assets and liabilities acquired from RISCORP may change the estimates of the carrying values of such amounts and such changes, if any, would be reflected in the results of operations for the period in which they occur.

In October of 1999, Zenith Insurance completed a review of the liabilities for unpaid losses and loss adjustment expenses in its Southwest Operations, which principally consists of the operations acquired from RISCORP. The review was conducted with assistance from independent actuarial consultants and took account of recent developments, including data through the third quarter of 1999. As a result of the review, Zenith Insurance recorded in the third quarter of 1999, an increase of $46,000,000 ($29,000,000 after tax) in the estimated net liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP. The increase results primarily from the adjustments to reserves for the years 1984 through 1997. Certain related receivables, principally contingent commissions receivable under reinsurance contracts assumed from RISCORP, were reduced by approximately $19,000,000 net ($12,400,000 after tax). Such adjustments to the values of the acquired assets and liabilities and under GAAP must be reported currently in results of operations.

As previously reported, Zenith Insurance purchased reinsurance protection relating to development of the unpaid loss and loss adjustment expense reserves acquired from RISCORP. Such reinsurance allows Zenith Insurance to recover up to $50,000,000 in excess of $182,000,000 for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. The provisions of Statement of Financial Accounting Standards No. 113, ACCOUNTING AND REPORTING FOR REINSURANCE OF SHORT-DURATION AND LONG-DURATION CONTRACTS ("SFAS No. 113"), relating to accounting for retroactive reinsurance transactions require a substantial amount of the benefit associated with such reinsurance protection to be deferred and recognized in future periods. In the third quarter of 1999, Zenith Insurance recorded an increase in the amount recoverable to $50,000,000 and a benefit of $9,000,000 ($5,900,000 after tax) associated with such reinsurance. An additional benefit of $25,000,000 ($16,500,000 after tax) associated with such reinsurance has been deferred and will be recognized over approximately the next four years, the estimated settlement period of the reinsurance recoverable.

As previously announced, Zenith Insurance and RISCORP entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP (i) have dismissed litigation pending between them in the United States District Courts for the Middle District of Florida, Tampa Division, and the Southern District of New York; (ii) have agreed that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights they may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate; (iii) have agreed that any other disputes arising under the Asset Purchase Agreement or the Settlement Agreement, including any future claims for indemnification by either

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Zenith Insurance or RISCORP, are to be resolved by binding arbitration; (iv) have agreed that Zenith is to receive $6,000,000 from an escrow account established pursuant to the Asset Purchase Agreement, with RISCORP to receive the balance of the escrow account; and (v) have agreed to an allocation between them of any recovery received as a result of refund claims that RISCORP has made to the Florida Department of Labor and Employment Security, Division of Workers' Compensation. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5,872,000 or $23,365,000 as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary's with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary advised Zenith and RISCORP that they cannot now consider the additional issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in their engagement letter. RISCORP has advised Zenith that RISCORP will pursue all judicial or other available remedies to seek correction of the alleged errors in the determinations made by the Neutral Auditor and Neutral Actuary. Under the Settlement Agreement, Zenith Insurance received $6,000,000 from the escrow account. Zenith Insurance recorded the benefit of such settlement in the third quarter of 1999 to offset certain unexpected expenses incurred by Zenith Insurance in operating the business acquired from RISCORP.

The adjustments associated with the increase in the liabilities for unpaid loss and loss adjustment expenses acquired from RISCORP and the effect of the Settlement Agreement, in the aggregate, are expected to ultimately reduce income by approximately $16,000,000 after tax, or $0.93 per share, over the current and next approximately four years. However, because of the deferral of the reinsurance benefit required by SFAS No. 113 described above, the impact of these adjustments on net income for the third quarter of 1999 was a decrease of $32,500,000 after tax, or $1.89 per share. When the deferred reinsurance benefit is recognized over approximately the next four years, net income is expected to increase by approximately $16,500,000 after tax.

Under statutory accounting principles, the benefit of retroactive reinsurance is recognized immediately as a separate component of surplus as regards policyholders. Accordingly, the foregoing RISCORP-related adjustments, after the benefit of the reinsurance protection for adverse development of the unpaid loss and loss adjustment expense reserves acquired from RISCORP, decreased the surplus of Zenith Insurance by approximately $25,000,000 after tax in the third quarter of 1999.

CONTINGENCIES SURROUNDING RECOVERABILITY OF STATE DISABILITY TRUST FUND RECEIVABLES

In Florida, the Specialty Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries". Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At September 30, 1999 and December 31, 1998, the receivable from the Fund was $39,680,000 and $39,077,000, respectively, related to the pre-January 1, 1998 claims, of which $2,397,000 was collected in 1999.

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

NOTE 5.  CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. (Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC.) The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC is now considering amendments to the Codification that would also be effective upon implementation. The NAIC has established January 1, 2001 as the effective date of the Codification.

Currently, the state of California Department of Insurance is planning to adopt the Codification, but it is unknown whether the Department of Insurance will make any changes to that guidance. Implementation of the Codification may affect the surplus level and the capitalization requirements of Zenith National's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of the Codification.

NOTE 6.  SEGMENT INFORMATION

Zenith classifies its business into six segments: Workers' Compensation, Other Property-Casualty, Reinsurance, Real Estate Operations, Investment and Parent. Segments are designated based on the types of products and services provided and based on the risks associated with the products and services. Workers' Compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The Workers' Compensation segment information includes the former RISCORP operations acquired effective April 1, 1998. Other Property-Casualty (which includes the gain on the sale of CalFarm) represents multiple product line direct insurance other than workers' compensation, primarily in California through March 31, 1999, the effective date of the sale of CalFarm. Reinsurance represents the book of assumed reinsurance of accumulated losses from catastrophes and the reinsurance of large property risks. Real Estate Operations develop land and primarily construct private residences for sale in Las Vegas, Nevada. Investment represents investment income and realized gains on investments, primarily from debt securities. Parent represents the holding company operations of Zenith National owning, directly or indirectly, all of the capital stock of the property and casualty insurance and non-insurance companies.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6.  SEGMENT INFORMATION (CONTINUED)

The accounting policies of the segments are consistent with GAAP. Zenith evaluates insurance segment performance based on the combined ratios and income or loss from operations before income tax, not including investment income or realized gains or losses.


-------------------------------------------------------------------------------------------------------------------------------
                                                      Other                      Real
                                       Workers'     Property-                   Estate
(Dollars in thousands)               Compensation    Casualty   Reinsurance   Operations   Investments    Parent       Total
-------------------------------------------------------------------------------------------------------------------------------
                                                For the Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums earned                       $ 217,461     $ 54,108     $ 27,095                                           $ 298,664
  Net investment income                                                                       $ 40,500                   40,500
  Realized gains on
     investments                                                                                 6,387                    6,387
  Real estate sales                                                             $ 39,240                                 39,240
  Service fee income                        2,346                                                                         2,346
-------------------------------------------------- ------------ ------------ ------------ ------------- ---------- -------------
Total revenues                            219,807       54,108       27,095       39,240        46,887                  387,137
-------------------------------------------------- ------------ ------------ ------------ ------------- ---------- -------------
Segment (loss) income
  before tax                             (100,374)         (22)      (2,447)       2,406        46,887  $ (9,276)       (62,826)
Gain on sale of CalFarm before tax                     160,335                                                          160,335
Interest expense before tax                                                                               (6,277)        (6,277)
Income tax benefit (expense)               34,590      (55,993)         830         (842)      (15,640)    3,246        (33,809)
Segment assets                            555,826                    30,137       81,663       948,833     9,532      1,625,991
Combined ratios                             146.2%       100.0%       109.0%                                              134.4%
-------------------------------------------------- ------------ ------------ ------------ ------------- ---------- -------------


-------------------------------------------------------------------------------------------------------------------------------
                                                For the Nine Months Ended September 30, 1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums earned                      $ 202,182    $ 167,318     $ 22,989                                          $  392,489
  Net investment income                                                                    $   40,124                   40,124
  Realized gains on
    investments                                                                                 8,338                    8,338
  Real estate sales                                                              $ 28,830                               28,830
  Service fee income                       2,598                                                                         2,598
------------------------------------------------- ------------ ------------ ------------ ------------- ---------- -------------
Total revenues                           204,780      167,318       22,989        28,830       48,462                  472,379
------------------------------------------------- ------------ ------------ ------------ ------------- ---------- -------------
Segment (loss) income
  before tax                             (29,728)       4,916        8,963           582       48,461   $(6,226)        26,968
Interest expense before tax                                                                              (3,416)        (3,416)
Income tax benefit (expense)               9,907       (1,638)      (2,987)         (204)     (16,239)    1,993         (9,168)
Segment assets                           564,682       99,190       28,656        60,343    1,090,658    11,410      1,854,939
Combined ratios                            114.7%        97.1%        61.0%                                              104.0%
------------------------------------------------- ------------ ------------ ------------ ------------- ---------- -------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The principal source of consolidated net income of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") is the income, including investment income and realized gains, from the operations of its property-casualty insurance operations and its investment portfolio. The property-casualty insurance operations comprise Workers' Compensation, Other Property-Casualty (through March 31, 1999) and Reinsurance. Zenith's Real Estate Operations develop land and primarily construct private residences for sale in Las Vegas, Nevada. Zenith National owns, directly or indirectly, all of the capital stock of its subsidiaries. The comparative results of such operations are set forth in the tables on pages 16, 17 and 18, followed by a discussion of significant changes.

Results of operations of Zenith's Workers' Compensation Operations are being adversely impacted by severe competition and inadequate pricing. Industry results are at historic unprofitable levels. Except in its Southeast Operations, which principally consists of the former operations of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith's workers' compensation premium revenues are declining as the company endeavors to maintain rate adequacy. However, as a result of the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, the capitalization of Zenith's insurance operations improved significantly and an extraordinary dividend of $100,000,000 to Zenith National added considerably to the assets of Zenith National. Zenith's investment portfolio is conservative, consisting principally of investment-grade, fixed maturity securities. Early in November of 1999, the California Insurance Commissioner adopted an average 18.4% increase in the pure premium advisory rates recommended by the Workers' Compensation Insurance Rating Bureau of California - a preliminary indication of possible changes in the California workers' compensation market. In any event, Zenith intends to raise its rates by an appropriate amount, together with other actions, with a goal to improve its profitability.

The comparability of the nine months ended September 30, 1999 compared to the corresponding period in 1998 is affected by the purchase of substantially all of the assets and certain liabilities of the RISCORP operations effective April 1, 1998. The comparability of the three months and nine months ended
September 30, 1999 compared to the corresponding periods in 1998 is affected by net charges in the third quarter of 1999 of $50,000,000 before tax ($32,500,000 after tax, or $1.89 per share) associated with an increase in the net liabilities for unpaid losses and loss adjustment expenses in the Southeast Operations, which principally consists of the operations acquired from RISCORP. The comparability of the three months and nine months ended September 30, 1999 compared to the corresponding periods in 1998 is also affected by the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, to Nationwide Mutual Insurance Company effective March 31, 1999. Results are shown with and without RISCORP-related adjustments on pages 17 and 18, respectively.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative results of the property-casualty insurance operations are set forth in the following tables, followed by a discussion of the significant changes.


-------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
(Dollars in thousands)                                                 1999           1998           1999             1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Restated)                      (Restated)
Net investment income after tax                                    $    9,546       $  9,561       $  27,095        $ 26,802
Realized gains on investments after tax                                  1,510          1,407           4,152           5,420
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Sub-total                                                               11,056         10,968          31,247          32,222
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Property-casualty underwriting results after tax:
     Loss excluding catastrophes and RISCORP-
        related adjustments                                            (11,018)        (3,347)        (27,831)         (4,717)
     Catastrophe losses                                                 (3,120)        (2,600)         (7,085)         (5,850)
     RISCORP-related adjustments                                       (32,500)                       (32,500)
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Property-casualty underwriting loss after tax                          (46,638)        (5,947)        (67,416)        (10,567)
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Income from Real Estate Operations after tax                               383            122           1,564             378
Interest expense after tax                                              (1,392)        (1,240)         (4,080)         (2,220)
Parent expenses after tax                                                 (709)          (503)         (1,950)         (2,013)
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Net (loss) income after tax before gain on sale of
     CalFarm Insurance Company                                         (37,300)         3,400         (40,635)         17,800
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Gain on sale of CalFarm Insurance Company after tax                                                   104,335
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Net (loss) income                                                   $  (37,300)       $ 3,400       $  63,700        $ 17,800
----------------------------------------------------------------- -------------- -------------- --------------- ---------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Premiums earned, underwriting results and combined ratios, before tax, for the three and nine months ended September 30, 1999 and 1998 were as follows:


------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
(Dollars in thousands)                                            1999           1998          1999           1998
------------------------------------------------------------------------------------------------------------------------
                                                                              (Restated)                   (Restated)
Premiums earned:
    Workers' Compensation
      California                                                   $ 25,652       $ 31,157      $ 81,795       $ 91,601
      Outside California                                             52,042         41,024       135,666        110,582
                                                              ----------------------------------------------------------
        Total Workers' Compensation                                  77,694         72,181       217,461        202,183
    Other Property-Casualty                                                         56,162        54,108        167,317
    Reinsurance                                                       9,416          7,808        27,095         22,989
                                                              ----------------------------------------------------------
           Total                                                   $ 87,110       $136,151      $298,664       $392,489
                                                              ==========================================================

Underwriting income (loss) before tax:
    Workers' Compensation                                         $ (70,506)     $ (13,352)   $ (100,374)     $ (29,728)
    Other Property-Casualty                                                          3,165           (22)         4,916
    Reinsurance                                                      (1,081)         1,070        (2,447)         8,963
                                                              ----------------------------------------------------------
           Total                                                  $ (71,587)      $ (9,117)   $ (102,843)     $ (15,849)
                                                              ==========================================================

Combined loss and expense ratios:
    Workers' Compensation
      Loss and loss adjustment expenses                              138.5%          83.6%        104.2%          78.9%
      Underwriting expenses                                           52.2%          34.9%         42.0%          35.8%
                                                              ----------------------------------------------------------
           Combined ratio                                            190.7%         118.5%        146.2%         114.7%

    Other Property-Casualty
      Loss and loss adjustment expenses                                              64.3%         66.5%          66.2%
      Underwriting expenses                                                          30.1%         33.5%          30.9%
                                                                            --------------------------------------------
           Combined ratio                                                            94.4%        100.0%          97.1%

    Reinsurance
      Loss and loss adjustment expenses                               94.6%          67.5%         93.9%          42.4%
      Underwriting expenses                                           16.9%          18.8%         15.1%          18.6%
                                                              ----------------------------------------------------------
           Combined ratio                                            111.5%          86.3%        109.0%          61.0%

Total
    Loss and loss adjustment expenses                                133.8%          74.7%         96.4%          71.3%
    Underwriting expenses                                             48.4%          32.0%         38.0%          32.7%
                                                              ----------------------------------------------------------
           Combined ratio                                            182.2%         106.7%        134.4%         104.0%
                                                              ==========================================================

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Premiums earned, underwriting results and combined ratios, before tax, and excluding net charges of $50,000,000 before tax ($32,500,000 after tax, or $1.89 per share) associated with an increase in the net liabilities for unpaid losses and loss adjustment expenses in the Southeast Operations, which principally consists of the operations acquired from RISCORP, recorded in the third quarter of 1999, were as follows:


                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
(Dollars in thousands)                                            1999           1998          1999           1998
------------------------------------------------------------------------------------------------------------------------
                                                                              (Restated)                   (Restated)
Premiums earned:
    Workers' Compensation
      California                                                   $ 25,652       $ 31,157      $ 81,795       $ 91,601
      Outside California                                             45,442         41,024       129,066        110,582
                                                              ----------------------------------------------------------
        Total Workers' Compensation                                  71,094         72,181       210,861        202,183
    Other Property-Casualty                                                         56,162        54,108        167,317
    Reinsurance                                                       9,416          7,808        27,095         22,989
                                                              ----------------------------------------------------------
           Total                                                   $ 80,510       $136,151      $292,064       $392,489
                                                              ==========================================================

Underwriting income (loss) before tax:
    Workers' Compensation                                         $ (20,506)     $ (13,352)    $ (50,374)     $ (29,728)
    Other Property-Casualty                                                          3,165           (22)         4,916
    Reinsurance                                                      (1,081)         1,070        (2,447)         8,963
                                                              ----------------------------------------------------------
           Total                                                  $ (21,587)      $ (9,117)    $ (52,843)     $ (15,849)
                                                              ==========================================================

Combined loss and expense ratios:
    Workers' Compensation
      Loss and loss adjustment expenses                               90.9%          83.6%         87.1%          78.9%
      Underwriting expenses                                           37.9%          34.9%         36.8%          35.8%
                                                              ----------------------------------------------------------
           Combined ratio                                            128.8%         118.5%        123.9%         114.7%

    Other Property-Casualty
      Loss and loss adjustment expenses                                              64.3%         66.5%          66.2%
      Underwriting expenses                                                          30.1%         33.5%          30.9%
                                                                            --------------------------------------------
           Combined ratio                                                            94.4%        100.0%          97.1%

    Reinsurance
      Loss and loss adjustment expenses                               94.6%          67.5%         93.9%          42.4%
      Underwriting expenses                                           16.9%          18.8%         15.1%          18.6%
                                                              ----------------------------------------------------------
           Combined ratio                                            111.5%          86.3%        109.0%          61.0%

Total
    Loss and loss adjustment expenses                                 91.4%          74.7%         83.9%          71.3%
    Underwriting expenses                                             35.4%          32.0%         34.2%          32.7%
                                                              ----------------------------------------------------------
           Combined ratio                                            126.8%         106.7%        118.1%         104.0%
                                                              ==========================================================

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The profitability of the property-casualty insurance operations is principally dependent upon the adequacy of rates charged to the insured for insurance protection; the frequency and severity of claims; the ability to accurately estimate and accrue reported and unreported losses in the correct period; the level of dividends paid to policyholders; the ability to manage claims costs and keep operating expenses in line with premium volume; and the ability to service claims, maintain policies and acquire business efficiently. Some of the factors that continue to impact the business and economic environment in which Zenith operates include: an uncertain political and regulatory environment, both state and federal; the outlook for economic growth in geographic areas where Zenith operates; the expansion of the Workers' Compensation Operations outside of California; the use by others in the industry of creative reinsurance; a highly competitive insurance industry; and the changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse. Although management is currently unable to predict the effect of any of the foregoing, these factors and related trends and uncertainties could have a material effect of Zenith's future operations and financial condition.

ACQUISITION OF ZENITH'S COMMON STOCK BY FAIRFAX FINANCIAL HOLDINGS LIMITED

Pursuant to a Stock Purchase Agreement, dated June 25, 1999 (the "Stock Purchase Agreement"), between Fairfax Financial Holdings Limited, a Canada corporation ("Fairfax"), and Reliance Insurance Company ("Reliance"), Fairfax agreed to purchase the 6,574,445 shares of the common stock of Zenith owned by Reliance and its affiliates for $28.00 per share (the "Transaction"). In an amendment to its Statement on Schedule 13D, dated October 25, 1999 and filed with the Securities and Exchange Commission, Reliance Financial Services Corporation reported that the consummation of the Transaction occurred on October 25, 1999. Effective upon consummation of the Transaction, each of Messrs. Saul P. Steinberg, Robert M. Steinberg and George E. Bello resigned from Zenith's Board of Directors.

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

Approximately $59,000,000 of cash was transferred from Zenith Insurance to CalFarm in connection with the cessation of CalFarm's participation in the intercompany reinsurance pooling agreement (the "De-pooling Transaction") to which Zenith Insurance and its wholly-owned property-casualty insurance subsidiaries are parties. Zenith Insurance and its wholly-owned property-casualty subsidiaries, other than CalFarm, will continue to participate in an intercompany reinsurance pooling agreement.

After accounting for applicable taxes and expenses, the net proceeds from the sale that were available to Zenith Insurance for investment was approximately $211,000,000, compared to cash and investments of approximately $226,000,000 that were excluded from Zenith's Consolidated Balance Sheet with the sale of CalFarm.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESOLUTION OF CONTINGENCIES SURROUNDING FAIR VALUES OF RISCORP ASSETS ACQUIRED AND LIABILITIES ASSUMED AND SETTLEMENT OF CERTAIN LITIGATION BETWEEN ZENITH INSURANCE AND RISCORP

On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance and RISCORP, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). See Note 4 to the Consolidated Financial Statements on pages 10-12 ("Note 4") for a full discussion of the Resolution of Contingencies Surrounding Fair Values of RISCORP Assets Acquired and Liabilities Assumed and Settlement of Certain Litigation between Zenith Insurance and RISCORP which note is herein incorporated by reference.

In October of 1999, Zenith Insurance completed a review of the liabilities for unpaid losses and loss adjustment expenses in its Southeast Operations, which principally consists of the operations acquired from RISCORP. The review was conducted with assistance from independent actuarial consultants and took account of recent developments, including data through the third quarter of 1999. As a result of the review, Zenith Insurance recorded, in the third quarter of 1999, an increase of $46,000,000 ($29,900,000 after tax) in the estimated net liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP. The increase results primarily from the adjustments to reserves for the years 1994 through 1997. Certain related receivables, principally contingent commissions receivable under reinsurance contracts assumed from RISCORP, were reduced by approximately $19,000,000 net ($12,400,000 after tax). Such adjustments are adjustments to the values of the acquired assets and liabilities and under generally accepted accounting principles must be reported currently in results of operations.

As previously reported, Zenith Insurance purchased reinsurance protection relating to development of the unpaid loss and loss adjustment expense reserves acquired from RISCORP. Such reinsurance allows Zenith Insurance to recover up to $50,000,000 in excess of $182,000,000 for net unpaid losses and allocated loss adjustment expenses acquired from RISCORP. The provisions of Statement of Financial Accounting Standards No. 113, ACCOUNTING AND REPORTING FOR REINSURANCE OF SHORT-DURATION AND LONG-DURATION CONTRACTS ("SFAS No. 113") relating to accounting for retroactive reinsurance transactions require a substantial amount of the benefit associated with such reinsurance protection to be deferred and recognized in future periods. In the third quarter of 1999, Zenith Insurance recorded an increase in the amount recoverable to $50,000,000 and a benefit of $9,000,000 ($5,900,000 after tax) associated with such reinsurance. An additional benefit of $25,000,000 ($16,500,000 after tax) associated with such reinsurance has been deferred and will be recognized over approximately the next four years, the settlement period of the reinsurance recoverable.

As described in Note 4 Zenith Insurance and RISCORP entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Under the Settlement Agreement, Zenith Insurance received $6,000,000 from the escrow account. Zenith Insurance recorded the benefit of such settlement in the third quarter of 1999 to offset certain unexpected expenses incurred by Zenith Insurance in operating the business acquired from RISCORP.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The adjustments associated with the increase in the liabilities for unpaid loss and loss adjustment expenses acquired from RISCORP and the effect of the Settlement Agreement, in the aggregate, are expected to ultimately reduce income by approximately $16,000,000 after tax, or $0.93 per share, over the current and next approximately four years. However, because of the deferral of the reinsurance benefit required by SFAS No. 113 described above, the impact of these adjustments on net income for the third quarter of 1999 was a decrease of $32,500,000 after tax, or $1.89 per share. When the deferred reinsurance benefit is recognized over approximately the next four years, net income is expected to increase by approximately $16,500,000 after tax.

Under statutory accounting principles, the benefit of retroactive reinsurance is recognized immediately as a separate component of surplus as regards policyholders. Accordingly, the foregoing RISCORP-related adjustments, after the benefit of the reinsurance protection for adverse development of the unpaid loss and loss adjustment expense reserves acquired from RISCORP, decreased the surplus of Zenith Insurance by approximately $25,000,000 after tax in the third quarter of 1999.

WORKERS' COMPENSATION

Following is a discussion of results of the Workers' Compensation operation as set forth on page 18 excluding the impact of the RISCORP-related adjustments.

Premiums earned in the Workers' Compensation operation increased in the nine months ended September 30, 1999 compared to the corresponding period in 1998, principally as a result of the RISCORP Acquisition, which contributed $29,194,000 and $77,366,000 of workers' compensation premiums earned in the three and nine months ended September 30, 1999, respectively, compared to $22,653,000 and $47,423,000 in the corresponding periods in 1998, respectively. Excluding the effect of the additional premiums from the RISCORP Acquisition, premiums earned in the Workers' Compensation operation decreased in the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998, principally as a result of Zenith's endeavoring to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry.

Underwriting losses in the Workers' Compensation operation increased in the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. The increase in such underwriting losses was attributable, principally, to an increase in the severity of claims and claims operating expenses that have not been reduced commensurately with premium revenues. Zenith has reduced expenses during 1999 and 1998, principally through reductions in the number of employees, throughout its Workers' Compensation Operations. However, such reductions have been offset by a reduction of premium income for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. Zenith is unable to predict when its Workers' Compensation operation will return to underwriting profitability that is consistent with Zenith's historical experience. The underwriting results for the three and nine months ended September 30, 1998 included $2,000,000 of losses before tax related to catastrophic workers' compensation claims.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries". Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith has recorded its receivable from the fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At September 30, 1999 and December 31, 1998, the receivable from the Fund was $39,680,000 and $39,077,000, respectively, related to the pre-January 1, 1998 claims, of which $2,397,000 was collected in 1999.

OTHER PROPERTY-CASUALTY

Zenith's Other Property-Casualty business was operated primarily by CalFarm, which was sold effective March 31, 1999. In the first quarter of 1999, the Other Property-Casualty underwriting results were adversely impacted by continuing losses in the Health line of business, increased severity and frequency of weather related property losses and increased expenses attributable to improvements in information systems. The first nine months of 1998 were adversely impacted by approximately $5,000,000 of losses before tax attributable to California wind and storm damage.

REINSURANCE

Reinsurance premiums earned increased in the three and nine months ended September 30, 1999, compared to the corresponding periods in 1998, due principally to additional premiums in 1999 for reinstatement of treaties impacted by catastrophes. The underwriting results for the three and nine months ended September 30, 1999 were adversely impacted by $4,800,000 and $10,900,000 of catastrophe losses before tax, respectively, compared to $2,000,000 of catastrophe losses in the three and nine months ended September 30, 1998.

REAL ESTATE OPERATIONS

Zenith recognized total revenues from its Real Estate Operations of $14,034,000 and $39,240,000 for the three and nine months ended September 30, 1999, respectively, and $8,398,000 and $28,830,000 for the three and nine months ended September 30, 1998, respectively. The results of operations for the three and nine months ended September 30, 1999 benefited from a higher number of home sales compared to the corresponding periods in 1998 (number of closings were 86 and 255 for the three and nine months ended September 30, 1999, respectively, compared to 61 and 210 for the comparable periods in 1998, respectively), in addition to a gain from a land sale of $472,000 in the first quarter of 1999. Construction in progress, including undeveloped land, was $82,215,000 and $69,387,000 at September 30, 1999 and December 31,
1998, respectively. In addition to continuing home construction, Zenith may use some land presently owned for commercial and multi-family dwelling construction. Changes in interest rates or other factors could affect future home sales.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INVESTMENTS

The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

--------------------------------------------- ----------------------------------- ----------------------------------
                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                     1999              1998             1999              1998
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
                                                                    (Restated)                         (Restated)
Investment yield before tax                          6.0%              5.7%             5.6%              5.8%
Investment yield after tax                           4.0%              3.8%             3.7%              3.9%
--------------------------------------------- ----------------- ----------------- ---------------- -----------------

Bonds with an investment grade rating represented 94% and 96% of the consolidated carrying values of fixed maturities at September 30, 1999 and December 31, 1998, respectively. The average maturity of the investment portfolio was 6.0 years at September 30, 1999 and 5.2 years at December 31, 1998.

The total fair value of fixed maturity investments and the unrealized gain
(loss) on held-to-maturity and available-for-sale fixed maturity investments, were as follows:

---------------------------------- -------------------------- -----------------------------------------------------
                                           Total Fair               Unrealized Gain (Loss) on Fixed Maturities
                                            Value of             HELD-TO-MATURITY          AVAILABLE-FOR-SALE
(Dollars in thousands)                  Fixed Maturities*           Before Tax         Before Tax      After Tax
---------------------------------- -------------------------- --------------------- --------------- ---------------
At September 30, 1999                      $ 843,876                  $ 84             $(19,135)       $(12,438)
At December 31, 1998                         959,119                 1,569                9,864           6,412
---------------------------------- -------------------------- --------------------- --------------- ---------------

* Includes short-term investments

At September 30, 1999 and December 31, 1998, 96% of Zenith's consolidated portfolio of fixed maturity investments was classified as available-for-sale with the unrealized appreciation or depreciation recorded as a separate component of stockholders' equity. The change in fair value of fixed maturity investments available-for-sale resulted in a decrease in stockholders' equity of $18,850,000 after deferred tax from December 31, 1998 to September 30, 1999. Stockholders' equity will continue to be affected by volatility in the fixed maturity securities market and fluctuations in interest rates through changes in the values of fixed maturity securities, which are classified as available-for-sale.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The change in the carrying value of Zenith's consolidated investment portfolio during the nine months ended September 30, 1999 was as follows:


--------------------------------------------------------------------------------- -------------- --------------------
(Dollars in thousands)
--------------------------------------------------------------------------------- -------------- --------------------
Carrying value at the beginning of the year                                                              $1,048,681
  Purchases at cost                                                                                         357,387
  Investments of CalFarm at date of sale                                                                   (170,050)
  Maturities and redemptions                                                                                (93,647)
  Proceeds from sales of investments:
     Investments available-for-sale                                                    (189,844)
     Other investments                                                                   (6,285)
           Total proceeds from sales of investments                                    ---------           (196,129)
  Net realized gains:
     Investments available-for-sale                                                        3,867
     Other investments                                                                     2,520
           Total net realized gains                                                    ---------              6,387
  Change in unrealized gains                                                                                (35,554)
  Increase in short-term investments                                                                          5,023
  Net accretion of bonds and preferred stocks and other changes                                               1,566
--------------------------------------------------------------------------------- -------------- --------------------
Carrying value at September 30, 1999                                                                      $ 923,664
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

Net cash used in operations in the nine months ended September 30, 1999 was $50,334,000 compared to $12,696,000 for the corresponding period in 1998. Net cash used in operations was principally used to pay loss and loss adjustment expenses related to previous years with less cash from current, reduced premium revenues. Net cash flows from operations will continue to be adversely affected by reduced premium income.

Zenith National has three revolving, unsecured lines of credit in an aggregate amount of $100,000,000, all of which was available at September 30, 1999. A $30,000,000 line of credit will not be renewed when it expires November 30, 1999.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


At September 30, 1999, Zenith National was authorized to repurchase up to 991,000 shares of Zenith common stock pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity.

Zenith's Real Estate Operations maintain certain bank credit facilities to provide financing for development and construction of private residences for sale. At September 30, 1999, the maximum permitted under such credit facilities was $38,873,000. The credit agreements provide that funding and repayment of development and construction loans are made in tandem for each project. A development loan will always precede a construction loan for a project and the proceeds of the construction loan are required to first be used to pay off the respective development loan. The balance outstanding under the borrowing was $18,218,000 at September 30, 1999.

In June of 1999, Zenith Insurance declared a dividend of $100,000,000 payable to Zenith National. The dividend was approved by the California Department of Insurance on June 24, 1999 and was paid on July 6, 1999. Zenith National added such funds to, and invested them as part of, its investment portfolio. Zenith has been informed by A.M. Best Company ("Best") that the payment of the dividend will result in a downgrade of Best's rating of Zenith`s insurance company affiliates from A+ to A.

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

The status and scheduled completion dates of efforts to make the Internal Systems supporting Zenith's operations Year 2000 Compliant are as follows:


--------------------------------------------- --------------- --------------- --------------- --------------- --------------
                                                 Inventory       Assessment     Remediation      Validation   Implementation
                                              --------------- --------------- --------------- --------------- --------------
Core Corporate IT Systems                        Completed       Completed       Completed       Completed       Completed

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

Facilities and Other Non-IT Systems:
---------------------------------------------
  Woodland Hills, CA                             Completed       Completed       Completed       Completed       Completed
  Sarasota, FL                                   Completed       Completed       Completed       Completed       Completed
--------------------------------------------- --------------- --------------- --------------- --------------- --------------

The above table excludes the scheduled completion dates for the Other Property & Casualty Operations which were disposed of through the sale of the capital stock of CalFarm on March 31, 1999.

Zenith is currently further testing and refining the Internal Systems to assure that they function in Zenith's operating environment on an interconnected basis. This process will continue to the end of 1999. Also during this period, Zenith is limiting software changes into its production operating environment to minimize the risk of invalidating remediation efforts.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Zenith's Year 2000 efforts also include a systematic assessment of the Year 2000 Compliant status of third parties upon which Zenith relies in its business operations, including major suppliers of services and products, owners of its leased facilities and principal business partners (collectively, "Key External Dependencies"). Zenith has used letters, questionnaires, surveys and interviews to determine whether these Key External Dependencies will achieve Year 2000 Compliant status. Zenith has received both oral and written assurances from its Key External Dependencies that they will be Year 2000 Compliant. However, such assurances are usually qualified and, in most instances, given within the safe harbor provision of the Federal Year 2000 Information and Readiness Disclosure Act . None of Zenith's Key External Dependencies has informed Zenith that such Key External Dependency has a Year 2000 issue that would have a material adverse impact on Zenith and nothing has come to Zenith's attention leading it to conclude that there will be failures in Key External Dependencies that will have a material adverse impact on Zenith. Nevertheless, because of the general nature of the Year 2000 Problem and how it may manifest itself, Zenith remains cautious about the state of readiness of its Key External Dependencies. Zenith intends to continue systematic assessment, including follow-ups of its Key External Dependencies.

All companies are faced with certain unknown risks arising from Year 2000 issues that may impact them negatively. Zenith's Year 2000 efforts have been designed to mitigate to the extent possible its risks from Year 2000-related failures faced by Zenith. Despite Zenith's Year 2000-related efforts, Zenith recognizes the possibility of some negative impact on its operations resulting from Year 2000-related failures. Zenith believes that the most reasonably-likely, worst-case, Year 2000 scenarios could include failures of Zenith's Internal Systems, a failure of one or more of its critical Key External Dependencies, such as financial institutions, agents/brokers or reinsurers, and/or the contamination of Zenith's IT systems due to receipt of corrupted data. Such a scenario could result in a disruption of Zenith's normal business activities and could have a material adverse effect on its financial condition and results of operations. In the quarter ended September 30, 1998, Zenith began developing contingency plans to substantially reduce material business disruptions from such risks. Such plans include measures, such as 1) acceleration into the last quarter of 1999 the performance of obligations and duties otherwise owed in the first quarter of 2000; 2) identification of alternatives to Key External Dependencies that may not be Year 2000 Compliant and therefore unable to meet Zenith's needs; and 3) certain activities in Zenith's pre-existing Business Recovery/Resumption Plan designed for Zenith to operate during, and to recover from, catastrophes. Contingency plans have been in place since September 30, 1999. In connection with such plans, actions to be taken by each business unit through January 2000 were established along with scheduled completion dates. The actions to be taken and scheduled completion dates are reviewed and updated regularly. Testing of manual processes to be used in the event of computer failure has been completed for critical business functions.

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

----------------------------------------- ------------------ ------------------- ------------------ ------------------
                                                                   Percent
                                             Expenditures          Expended           Estimate             Total
                                                as of               as of                to             Estimated IT
(Dollars in thousands)                      Sept. 30, 1999     Sept. 30, 1999         Complete          Expenditure
----------------------------------------- ------------------ ------------------- ------------------ ------------------
IT Repair Costs                                    $ 7,036                 99%               $ 76            $ 7,112
IT Replacement Costs:
    Software                                           881                100%                                   881
    Hardware                                         2,234                100%                                 2,234
    Related Expenditures                               417                 63%                246                663
----------------------------------------- ------------------ ------------------- ------------------ ------------------
       Total                                      $ 10,568                 97%              $ 322            $10,890
----------------------------------------- ------------------ ------------------- ------------------ ------------------

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

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. (Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC.) The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC is now considering amendments to the Codification that would also be effective upon implementation. The NAIC has established January 1, 2001 as the effective date of the Codification.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Currently, the state of California Department of Insurance is planning to adopt the Codification, but it is unknown whether the Department of Insurance will make any changes to that guidance. Implementation of the Codification may affect the surplus level and the capitalization requirements of Zenith National's insurance subsidiaries on a statutory basis. Zenith has not determined the impact of the Codification.

 FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition;
(2) adverse state and federal legislation and regulation; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events; (8) ability to timely and accurately complete the Year 2000 conversion process; (9) impact of any failure of third parties with whom Zenith does business to be Year 2000 compliant; (10) uncertainties related to the RISCORP Acquisition, including (a) the ability of Zenith to integrate on a profitable basis the business acquired from RISCORP, (b) the value of transferred assets and transferred liabilities, and (c) the resolution of RISCORP's claim set forth in the Settlement Agreement that the Neutral Auditor and Neutral Actuary allegedly made an error in its determinations with respect to the purchase price for the RISCORP Acquisition; (11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (12) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1999, approximately 96% of the carrying value of fixed maturity investments are categorized as available-for-sale, for which category changes in fair value are reflected in stockholders' equity. The fair value of the fixed income investment portfolio is exposed to interest rate risk - the risk of loss in fair value resulting from adverse changes in prevailing market rates of interest for similar financial instruments. In addition, certain mortgage-backed securities are exposed to accelerated prepayment risk in that a decline in interest rates could prompt mortgage holders to refinance existing mortgages at lower rates. However, Zenith has the ability to hold fixed income investments to maturity.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Zenith relies on the experience and judgment of senior management to monitor and mitigate the effects of market risk. Zenith does not utilize financial instrument hedges or derivative financial instruments to manage risks, nor does it enter into any swap, forward or options contracts, but will attempt to mitigate its exposure through active portfolio management. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, Zenith places the majority of its investments in high quality, marketable securities and limits the amount of credit exposure with respect to any single issuer.

The table below provides information about Zenith's financial instruments as of September 30, 1999 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value and weighted average interest rates by expected maturity dates. Such investments include preferred stocks that are redeemable or have sinking fund provisions, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates (including interest).


------------------------------------- -----------------------------------------------------------------------------------------
                                                                       Expected Maturity Date
                                      -----------------------------------------------------------------------------------------
(Dollars in thousands)                   1999         2000         2001         2002         2003      Thereafter     Total
------------------------------------- ------------ ------------ ------------ ------------ ------------ ----------- ------------
Fixed maturities:
  Held-to-maturity and
    available-for-sale securities:
      Fixed rate                           $7,127      $80,292     $155,803     $44,629      $51,887    $359,012     $698,750
      Weighted average interest
        rate                                  4.9%         5.6%         5.7%        6.5%         7.5%        8.2%
    Trading Securities:
      Fixed rate                                                     $2,935                                             2,935
      Weighted average interest
        rate                                                            6.8%

Short-term investments                   $142,191                                                                     142,191

Debt obligations:
  Payable to banks and other
    notes payable                           1,920      $16,551       $2,299      $1,357         $ 34      $  407       22,568
  9% senior notes payable                   3,375        6,750        6,750      78,375                                95,250
  8.55% redeemable securities                            6,413        6,413       6,413        6,413     235,325      260,977
------------------------------------- ------------ ------------ ------------ ------------ ------------ ----------- ------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

PART II, OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Zenith Insurance Company ("Zenith Insurance") and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP (i) have dismissed litigation pending between between them in the United States District Courts for the Middle District of Florida, Tampa Division, and the Southern District of New York; (ii) have agreed that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights they may have to litigation of such issue, (b) determine whether the issue was property in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate; (iii) have agreed that any other disputes arising under the Asset Purchase Agreement or the Settlement Agreement, including any future claims for indemnification by either Zenith Insurance or RISCORP, are to be resolved by binding arbitration; (iv) have agreed that Zenith is to receive $6,000,000 from an escrow account established pursuant to the Asset Purchase Agreement with RISCORP to receive the balance of the escrow account; and (v) have agreed to an allocation between them of any recovery received as a result of refund claims that RISCORP has made to the Florida Department of Labor and Employment Security, Division of Workers' Compensation. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5,872,000 or $23,365,000 as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary's with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary advised Zenith and RISCORP that they cannot now consider the additional issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in their engagement letter. RISCORP has advised Zenith that RISCORP will pursue all judicial or other available remedies to seek correction of the alleged errors in the determinations made by the Neutral Auditor and Neutral Actuary.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

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

3.2 By-laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1988)

10.1 Fourth Amendment to Credit Agreement, dated July 22, 1999, between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association.

10.2 Fifth Amendment to Credit Agreement, dated August 9, 1999, between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association.

10.3 Restated Tranche A Note, dated July 22, 1999, between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association.

11 Statement re computation of per share earnings. (Note 2 of the Consolidated Financial Statements (unaudited) included in Item 1 of
         Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

27       Financial data schedule

(b)      Reports on Form 8-K

         Zenith filed a Current Report on Form 8-K, dated October 22, 1999, in connection with the review of the liabilities for unpaid losses and loss adjustment expenses in its Southeast Operations.

         Zenith filed a Current Report on Form 8-K, dated October 25, 1999, on November 8, 1999 in connection with the Stock Purchase Agreement, dated June 25, 1999, between Fairfax Financial Holdings Limited and Reliance Insurance Company in which Fairfax agreed to purchase the 6,574,445 shares of the common stock of the Zenith owned by Reliance and its affiliates.

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






                                       ZENITH NATIONAL INSURANCE CORP.
                                       Registrant


Date:    November 12, 1999             /s/ Stanley R. Zax
                                       ------------------------------------
                                       Stanley R. Zax
                                       Chairman of the Board and President
                                         (Principal Executive Officer)


Date:    November  12, 1999            /s/ Fredricka Taubitz
                                       ------------------------------------
                                       Fredricka Taubitz
                                       Executive Vice President
                                         & Chief Financial Officer
                                         (Principal Accounting Officer)