Form 10-K
period 1999-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2000-03-27
CIK 109261

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

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of Zenith on March 17, 2000 was approximately $189,927,000 (based on the closing sale price of such stock on such date).

    At March 17, 2000, there were 17,148,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 8,009,000 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1999 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 2000 Annual Meeting of Stockholders -- Part III.

                          Total number of pages __37__

                    Exhibit index located on pages __19-25__

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.
  GENERAL

    Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance") CalFarm Insurance Company ("CalFarm") (through March 31, 1999, the date of its sale), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star") (collectively, the "P&C Operations"), in the property-casualty insurance business. Zenith National and its subsidiaries (collectively, "Zenith") also conducts Real Estate Operations through wholly-owned subsidiaries which develop land and construct private residences for sale in Las Vegas, Nevada.

    On April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). Effective March 31, 1999, Zenith Insurance completed the sale of all of the issued and outstanding capital stock of CalFarm, for $273.0 million in cash to Nationwide Mutual Insurance Company.

    The 1999 edition of Best's Key Rating Guide ("Best's") assigns the P&C Operations ratings of A+ (superior). Moody's Investors Service ("Moody's") has assigned insurance financial strength ratings of Baa1 (adequate) to the P&C Operations. Standard & Poor's Corporation ("S&P") has assigned an insurer financial strength rating to the P&C Operations of A (strong). These Best's, Moody's and S&P ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

    At December 31, 1999, Zenith had approximately 1,200 full-time employees.

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

Combined ratio                           The sum of underwriting expenses, net incurred losses, loss adjustment expenses and policyholders' dividends, expressed as a percentage of net premiums earned. The combined ratio is the key measure of underwriting profitability used in
                                         the property-casualty insurance business.

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

Incurred but not reported claims         Claims relating to insured events that have occurred but
                                         have not yet been reported to the insurer or reinsurer.

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

Policyholders' surplus                   The amount remaining after all liabilities are subtracted
                                         from all admitted assets, as determined in accordance with statutory accounting practices. This amount is regarded as financial protection to policyholders in the event an
                                         insurance company suffers unexpected or catastrophic
                                         losses.

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

Statutory accounting practices           Accounting practices prescribed or permitted by the states'
                                         departments of insurance. In general, statutory accounting practices address policyholder protection and solvency and are more conservative in presentation of earnings, surplus and assets than generally accepted accounting principles.

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

DESCRIPTION OF THE BUSINESS

    Zenith classifies its business into six segments: Workers' Compensation, Other Property-Casualty (through March 31, 1999, the date of sale of CalFarm), Reinsurance, Real Estate Operations, Investment and Parent. Segments are designated based on the types of products and services provided and based on the risks associated with the products and services. Workers' Compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. Prior to its sale, CalFarm operated Zenith's Other Property-Casualty business, which represented multiple product line direct insurance other than workers' compensation. Reinsurance represents the book of assumed reinsurance of principally property losses from catastrophes and the reinsurance of large property risks. Results of such operations for the three years ended December 31, 1999 are set forth in the tables in the section Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--"Overview" on page 26 of Zenith's 1999 Annual Report to Stockholders, which table is hereby incorporated by reference. The Investment segment represents investment income and realized gains on investments, primarily from debt securities. Real Estate Operations are conducted through wholly-owned subsidiaries that develop land and construct private residences for sale in Las Vegas, Nevada. Parent represents the holding company operations of Zenith National which owns, directly or indirectly, all of the capital stock of the property-casualty insurance and non-insurance companies. Zenith's business segments are described in Notes to Consolidated Financial Statements -- Note 18 -- "Segment Information" on pages 63-64 of Zenith's 1999 Annual Report to Stockholders, which note is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Workers' Compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard workers' compensation policy issued by the P&C Operations provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. In 1998, Zenith expanded its presence in Florida and other states through the RISCORP Acquisition (see page 5 for a discussion of the RISCORP Acquisition). During 1999, the P&C Operations wrote workers' compensation insurance in 40 states.

    Net premiums earned in 1999 by state are set forth in the table below:

(DOLLARS IN THOUSANDS)                                        1999         %
----------------------                                      ---------   --------
California................................................  $107,929      38.7%
Florida...................................................    92,562      33.2
Texas.....................................................    17,560       6.3
North Carolina............................................    16,301       5.8
Alabama...................................................     7,687       2.8
Arkansas..................................................     6,731       2.4
Pennsylvania..............................................     5,639       2.0
Other.....................................................    24,445       8.8
                                                            --------     -----
                                                            $278,854     100.0%
                                                            ========     =====

    Excluding the impact of the RISCORP-Related Adjustment (see page 5), Zenith's low, five-year Workers' Compensation loss ratio was 59.8% through 1999, which was attributed to Zenith's pricing and underwriting strategies managed care efforts, return-to-work strategies, and safety and health, anti-fraud and litigation efforts. During the past 10 years, Zenith's Workers' Compensation combined ratio was 107.2% excluding the RISCORP-Related Adjustment.

    Results of operations of Zenith's Workers' Compensation Operations are being adversely impacted by severe competition and inadequate pricing. Industry results in California are at historic unprofitable levels and national results are deteriorating. Except in its Southeast Operations, which principally consists of the former operations of RISCORP, Workers' Compensation premium revenues are declining as Zenith endeavors to maintain rate adequacy.

    In Florida, minimum premium rates for workers' compensation insurance are established by the Florida Insurance Commissioner. Minimum rates increased by 1.6% in 1999 and decreased 3.2% and 11.3% in 1998 and 1997, respectively. Since rates were deregulated in California in 1995, insurance companies file and use their own, actuarially determined rates for workers' compensation insurance in California. Companies must file such rates with the California Department of Insurance, but the use of scheduled rating credits allows companies considerable flexibility in determining the amount of premium to be charged to a policyholder or potential policyholder, resulting in intense competition. Results of January 2000 renewals and new business applications in California were favorable with Zenith renewing a substantial percentage of its maturing policies at higher rates and writing some new business. In November of 1999, the California Insurance Commissioner adopted an average 18.4% increase in the pure premium advisory rates recommended by the Workers' Compensation Insurance Rating Bureau of California -- a preliminary indication of possible changes in the California workers' compensation market. In any event, in 2000 Zenith has raised its rates by an appropriate amount, together with other actions, with a goal to improve its profitability.

    Generally, premiums for workers' compensation insurance policies are a function of the applicable premium rate, which includes the insured employer's experience modification factor (where applicable) and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. As part of the RISCORP Acquisition, Zenith Insurance assumed approximately $32.0 million of premium in-force on retrospectively-rated policies. Retrospective rating also allows the policyholder to share in the benefits of favorable loss experience although a certain amount of less-than-favorable experience will result in additional premiums being billed to the policyholder.

    On April 1, 1998, Zenith Insurance completed the RISCORP Acquisition. The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP and its external accounting and actuarial consultants and Zenith Insurance and its external accounting and actuarial consultants made and presented their estimates of the generally accepted accounting principles ("GAAP") basis values of the assets and liabilities acquired by Zenith Insurance to an independent third-party, acting as a Neutral Auditor and Neutral Actuary. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses. On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties. That report indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith Insurance by $92.3 million.

    In October of 1999, Zenith Insurance completed a review of the liabilities for unpaid losses and loss adjustment expenses in its Southeast Operations, which principally consists of the operations acquired from RISCORP. The review was conducted with assistance from independent actuarial consultants. As a result of the review, Zenith Insurance recorded, in the third quarter of 1999, an increase of $46.0 million before tax in the estimated net liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP. The increase results primarily from the adjustments to reserves for the years 1994 through 1997. Certain related receivables, principally contingent commissions receivable under reinsurance contracts assumed from RISCORP, were reduced by $19.0 million as a result of such increase in net liabilities. Such adjustments to the values of the net assets acquired and liabilities assumed were offset by (a) the net benefit of $34.0 million associated with reinsurance protection for adverse loss development and (b) $6.0 million recovered from RISCORP to settle certain litigation (see Item 3. Legal Proceedings on page 14).

    The adjustments associated with the increase in the liabilities for unpaid loss and loss adjustment expenses acquired from RISCORP, net of the benefit of reinsurance protection and the effect of the Settlement Agreement, in the aggregate (collectively, the "RISCORP-Related Adjustment"), reduced income by $32.5 million after tax, or $1.89 per share in the third quarter of 1999. Deferred reinsurance benefits will be recognized over approximately the next four years and net income is expected to increase by $15.0 million.

  OTHER PROPERTY-CASUALTY

    Zenith, through CalFarm, offered a comprehensive line of property-casualty insurance for individual and commercial customers, including automobile, farmowners, commercial coverages, group health and homeowners coverage, primarily in the rural and suburban areas of California, through March 31, 1999, the effective date of the sale of CalFarm to Nationwide Mutual Insurance Company. Automobile insurance included coverage for automobile bodily injury, property damage and physical damage. Automobile bodily injury and property damage insurance provided coverage for third party liability, bodily injury and property damage arising from the ownership, maintenance or use of an automobile. Automobile physical damage coverage insured against physical loss of the insured's own vehicle. Farmowners and homeowners insurance included coverage for direct physical damage to real and personal property, loss of personal property by theft and legal liability for injury to others and damage to property of others. Commercial multiple peril provided coverage for businesses against property damage and general liability. Health insurance premiums were written under a program sponsored by the California Farm Bureau Federation which included a preferred provider organization plan and a Medicare supplement product. For the 14 years since CalFarm was acquired by Zenith, the average combined ratio of the Other Property-Casualty Operations was 100.1%.

    Effective March 31, 1999, Zenith Insurance completed the sale of all of the issued and outstanding capital stock of CalFarm for $273.0 million in cash to Nationwide Mutual Insurance Company. The gain on the sale after tax was $104.3 million. After accounting for applicable taxes, expenses and certain intercompany transactions, the net proceeds from the sale that were available to Zenith Insurance for investment were $211.0 million, compared to cash and investments of $226.4 million that were excluded from Zenith's Consolidated Balance Sheet upon the sale of CalFarm. As a result of the sale of CalFarm, the capitalization of the P&C Operations improved significantly and Zenith Insurance paid a dividend of $100.0 million to Zenith National which added considerably to the invested assets of Zenith National.

  REINSURANCE

    Zenith Insurance selectively underwrites a book of assumed reinsurance. Treaties come in a variety of forms, but the principal arrangements are either proportional in nature, in which the assuming company shares pro-rata in the premiums and losses of the cedant, or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the cedant's primary insurance premiums. Zenith operates its Reinsurance Operations as a participant in treaties in which, typically, the reinsurance coverage is syndicated to a number of assuming companies. Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. Zenith's current participation in the reinsurance market emphasizes the reinsurance of world-wide property losses from catastrophes and large property risks. By diversifying its geographical spread, Zenith's assumed reinsurance business is written so as to limit exposure to losses from any one event in a worst-case scenario to a maximum of approximately 5% of consolidated stockholders' equity. Since the inception of this operation in 1985, the average combined ratio of Zenith's Reinsurance Operations was 94.3%.

  REAL ESTATE OPERATIONS

    Zenith's Real Estate Operations develop, build and sell single-family residences in Las Vegas, Nevada. In 1999, these Operations closed and delivered 366 homes at an average selling price of $158,000, compared to 275 homes at an average selling price of $137,000 the prior year. Sales in 1999 were $58.7 million and pre-tax income was $3.6 million, compared to sales of $37.7 million and pre-tax income of $1.4 million the previous year. Construction in progress, including undeveloped land, was $87.9 million and $69.4 million at December 31, 1999 and 1998, respectively. In addition to continuing home construction, Zenith may use some land presently owned for commercial and multi-family dwelling construction. Changes in interest rates or other factors could affect future home sales (we have not seen any impact so far), but Zenith believes the land it has acquired is strategically located and will have long-term value.

  INVESTMENTS

    Zenith's Investment Operation provides investment income and realized gains on investments, primarily from investments in debt securities. Investment policies of Zenith are established by the Boards of Directors, taking into consideration state regulatory restrictions with respect to investments in connection with reserve obligations, as well as the nature and amount of various kinds of investments. Zenith's principal investment goals are to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. See Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- "Investments" on pages 31-33 of Zenith's 1999 Annual Report to Stockholders, which discussion is hereby incorporated by reference. At December 31, 1999, the consolidated investment portfolio consisted primarily of taxable bonds and short-term investments supplemented by smaller portfolios of redeemable and other preferred and common stocks. The average life of the consolidated portfolio was 5.7 years at December 31, 1999.

    Stockholders' equity will fluctuate as interest rates fluctuate due to the classification of the changes in fair value of certain "available-for-sale" securities in stockholders' equity. Zenith has identified certain securities, amounting to 96% of the investments in debt securities at December 31, 1999, as available-for-sale. In 1999, stockholders' equity decreased by $25.7 million, net of deferred tax, as a result of changes in the fair values of such investments.

  PARENT

    Zenith is a holding company which owns directly or indirectly all of the capital stock of certain property-casualty insurance and non-insurance companies.

YEAR 2000

    The Year 2000 Problem refers to the inability of information technology ("IT") systems and non-information technology ("non-IT") systems to accurately process dates during and after 1999. IT systems include computer hardware and software. Non-IT systems include equipment, such as elevators, security systems and HVAC systems that incorporate embedded micro controllers. If not corrected, the processes of IT and non-IT systems that are date sensitive could fail or miscalculate data resulting in disruptions of operations, such as a temporary inability to process transactions, send and receive electronic data with third parties or otherwise engage in normal business activities. There could also be a negative impact on the economic and social infrastructure on which Zenith depends.

    At the end of 1999, Zenith was prepared for the date change from 1999 to 2000. Zenith systematically replaced and modified its internal non-IT and IT systems to function correctly with dates from 1999 forward, thereby rendering them "Year 2000 Compliant." Zenith also had in place contingency plans to substantially reduce material business disruptions from failures of Zenith's internal systems, a failure of one or more critical third parties upon which Zenith relies in its business operations ("Key External Dependencies") and/or the contamination of Zenith's IT systems due to receipt of corrupted data.

    Zenith did not suffer any disruption of its business due to any impact of the date change from 1999 to 2000 on its internal non-IT systems, its internal IT systems or its Key External Dependencies. However, at the end of 1999, Zenith was cautious about the state of readiness of its Key External Dependencies and also recognized that despite its Year 2000-related efforts negative impact on its operations from Year 2000-related failures was possible. Accordingly, as a precaution, Zenith did implement elements of its contingency plans prior to the end of 1999. Those elements are no longer in effect.

    Although the date change from 1999 to 2000 occurred without disruption to Zenith's business, Zenith remains alert both as to potential issues in its internal systems and the state of readiness of its Key External Dependencies. All companies were, and to a lesser extent are still, faced with unknown risks arising from Year 2000 issues that may impact them negatively. Zenith believes, at this time, that the most reasonably-likely, worst-case, Year 2000 scenarios could include a failure of a part of Zenith's internal IT systems, the isolated inability of one or more of its critical Key External Dependencies, such as financial institutions, agents/brokers or reinsurers, to respond to Zenith's needs, and/or the contamination of Zenith's IT systems due to receipt of corrupted data. Such a scenario could result in a disruption of Zenith's normal business activities and could have a material adverse effect on its financial condition and results of operations. However, nothing has come to Zenith's attention leading it to conclude that there would be future Year 2000-related failures having a material adverse impact on Zenith. Further, because of the general nature of the Year 2000 Problem and how it may manifest itself, Zenith will continue to monitor its internal systems and its Key External Dependencies for Year 2000-related anomalies. Monitoring of some situations will extend into 2001, so as to cover twelve months of Year 2000 processes. However, it is expected that substantially all monitoring will decrease over the next few months and end by the second quarter of 2000. Contingency plans remain in place, ready to be implemented.

    The majority of Zenith's Year 2000 compliance efforts were staffed internally, although Zenith engaged technical consultants to assist its internal staff, as well as to assist Zenith in reviewing its progress. All Year 2000-related costs were funded from internal sources. The costs associated with non-IT systems and contingency planning were not significant. The costs associated with IT systems (namely, core information technology systems; computer network and communications infrastructure; and personal and laptop computers, including applications) was $11.1 million, of which $5.9 million, $2.7 million and $2.5 million were expended in 1999, 1998 and 1997, respectively. The following table shows the portions of the $11.1 million that were expended for repairing Zenith's IT systems ("IT Repair Costs") and replacing them ("IT Replacement Costs").

(DOLLARS IN THOUSANDS)                                        TOTAL IT EXPENDITURE
----------------------                                        --------------------
IT Repair Costs.............................................         $ 7,562
IT Replacement Costs:
  Software..................................................             881
  Hardware..................................................           2,234
  Related Expenditures......................................             417
                                                                     -------
    Total...................................................         $11,094
                                                                     =======

------------------------

The above table includes $1.8 million incurred for the Other Property--Casualty Operations through March 31, 1999, the date on which such operations were disposed of through the sale of the capital stock of CalFarm.

    IT Repair Costs and IT Replacement Costs include external costs and the cost of dedicated information technology personnel. IT Repair Costs are expensed as they are incurred; IT Replacement Costs are capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The internal cost of user participation in acceptance testing was not measured and is not included. In addition to the amounts shown in the table, Zenith will be expending funds in the first quarter of 2000 to close out and refine its Year 2000 efforts. This amount is not expected to be material. Zenith had been planning to upgrade its computer network and communications infrastructure, as well as its personal and laptop computers (including applications), for some time; however, because of the Year 2000 Problem, certain components of those plans were accelerated and completed by mid-1999. No planned information technology projects were deferred because of Year 2000-related efforts.

LOSS AND LOSS EXPENSE RESERVES AND CLAIMS, AND LOSS DEVELOPMENTS

    The P&C Operations maintain reserves for the payment of losses and for the expenses of settling both reported and unreported claims that have been incurred under their insurance policies and reinsurance contracts. The amount of such reserves, as related to reported claims, is based upon periodic case-by-case evaluation and judgment by the P&C Operations' claims departments, with actuarial review. The estimate of unreported claims arising from accidents which have not yet been reported to the P&C Operations, commonly known in the industry as "incurred but not reported," is based upon the experience of the P&C Operations and statistical information with respect to the probable number and nature of such claims. The P&C Operations monitor these factors and revise their reserves as they deem appropriate. Reserves are based on estimates, and no assurance can be given that the ultimate liability will not be more or less than such estimates.

    Reference is made to Property-Casualty Loss Development on pages 40-41 of Zenith's 1999 Annual Report to Stockholders, which is hereby incorporated by reference, and the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements -- Note 16 -- "Loss and Loss Adjustment Expense Reserves" on page 62 of Zenith's 1999 Annual Report to Stockholders, both of which are hereby incorporated by reference. These tables show the development of loss and loss adjustment expense liabilities as originally estimated under GAAP at December 31 of each year presented. The accounting methods used to estimate these liabilities are described in Notes to Consolidated Financial Statements -- Note 1 -- "Summary of Accounting Policies, Operations and Principles of Consolidation" on pages 48-51 of Zenith's 1999 Annual Report to Stockholders, which note is hereby incorporated by reference. The one year loss and loss adjustment expense reserve development for Zenith's three segments of property-casualty business is set forth in the table in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of

Operations on page 27 of Zenith's 1999 Annual Report to Stockholders, which table is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Zenith's Workers' Compensation reserves, on the average, are paid within 3 years. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes use of compromises and releases for claim settlements to expedite this process.

    Zenith Insurance maintains three regional offices in California and offices outside of California in Florida, Texas, Arkansas, Pennsylvania, Utah, Illinois, North Carolina and Alabama, each of which is fully staffed to conduct all workers' compensation claims operations, including review of initial reports of work injury, assignment of appropriate field investigation and determination of whether subrogation should be pursued. Workers' Compensation claims operations are supported by computer systems that provide immediate access to policy coverage verification and claims records and enable Zenith Insurance to detail claims payment histories and policy loss experience reports.

    In 1999, loss and loss adjustment expense reserves in the former RISCORP operations were strengthened by $46.0 million as part of the RISCORP-Related Adjustment. The 1998 underwriting results include $2.0 million before tax of catastrophic workers' compensation losses. In 1997, loss and loss adjustment expense reserves were strengthened by $11.8 million for accident years 1995 and 1996.

    In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries". Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At December 31, 1999 and 1998, the receivable from the Fund was $37.0 million and $39.1 million, respectively, related to the pre-January 1, 1998 claims, of which $5.6 million was collected in 1999.

  OTHER PROPERTY-CASUALTY

    Zenith's Other Property-Casualty business was operated primarily by CalFarm, which was sold effective March 31, 1999. Zenith retained no liabilities with respect to the unpaid loss and loss adjustment expenses of CalFarm. In 1998 and 1997, CalFarm sustained losses before tax of $5.0 million and $1.5 million, respectively, in conjunction with California wind and storm damage.

  REINSURANCE

    Zenith expects that, on the average, its Reinsurance reserves related to casualty business will be paid in 4 years and reserves related to its property business will be paid within 1 year. In addition to information supplied by ceding companies, Zenith makes use of industry experience in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements. The 1999 and 1998 Reinsurance underwriting results include catastrophe losses before tax of $18.9 million and $4.5 million, respectively. The major events of 1999 and 1998 were hurricane "Georges" and other Caribbean storms, earthquakes in Turkey and Taiwan and French storms in December of 1999. There were no catastrophes reported in Reinsurance in 1997.

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

    Zenith has exposure to asbestos losses in its Workers' Compensation Operations for medical, indemnity and loss adjustment expenses associated with covered workers' long-term exposure to asbestos or asbestos-contained materials. Most of these claims date back to the 1970's and early 1980's and Zenith's exposure is generally limited to a pro rata share of the loss for the period of time coverage was provided. Zenith also has potential exposure to environmental and asbestos losses and loss adjustment expenses beginning in 1985 through its Reinsurance Operation and through CalFarm (through March 31, 1999), which wrote liability coverage under farmowners' and small commercial policies, however such losses are substantially excluded from all such coverage. Any such liabilities associated with CalFarm were retained by CalFarm when it was sold in 1999 and Zenith retains no exposure to any such liabilities. The business reinsured by Zenith contains exclusion clauses for environmental and asbestos losses, and in 1988 an absolute pollution exclusion was incorporated into CalFarm's policy forms. All claims for damages resulting from environmental or asbestos losses are identified and handled by Zenith's most experienced claims/ legal professionals. Environmental and asbestos losses have not been material and Zenith believes that its reserves for environmental and asbestos losses are appropriately established based on currently available facts, technology, laws and regulations. However, due to the long-term nature of these claims, the inconsistencies of court coverage decisions, plaintiff's expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate exposure from these claims may vary from the amounts currently reserved.

REINSURANCE CEDED

    In accordance with general industry practices, the P&C Operations annually purchase excess of loss reinsurance. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. Historically, no material costs have been incurred by the P&C Operations from uncollected reinsurance. The purpose of such reinsurance is to protect Zenith from the impact of large, irregularly occuring losses. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of the P&C Operations. Zenith monitors the financial condition of its reinsurers and does not believe that it is exposed to any material credit risk through its ceded reinsurance arrangements.

    Insurance premiums ceded by the P&C Operations amounted to $16.3 million, $54.5 million and $26.2 million in 1999, 1998 and 1997, respectively, or 4.2%, 9.3% and 5.3% of gross earned premiums in 1999, 1998 and 1997, respectively. Recoverable from reinsurers on unpaid losses amounted to $233.1 million and $245.6 million at December 31, 1999 and 1998, respectively, or 26.5% and 24.6% of gross reserves for unpaid losses and loss adjustment expenses in 1999 and 1998, respectively. The P&C Operations maintained reinsurance arrangements as follows during 1999:

    Workers' Compensation -- Reinsurance covered all claims between $550,000 and $100,000,000 per occurrence. The coverage from $550,000 to $5,000,000 is placed with General Reinsurance Corporation, the coverage from $5,000,000 to $10,000,000 with Employers Reinsurance Corporation and the remaining three layers from $10,000,000 to $60,000,000 primarily with NAC Reinsurance Corporation, Transatlantic Reinsurance Company, Zurich Reinsurance and the London reinsurance market (primarily Lloyd's syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covered an additional $40,000,000 in excess of $60,000,000 and was placed with UNUM Life Insurance Company, ReliaStar Life Insurance Company and Connecticut General Life.

    In connection with the RISCORP Acquisition, Zenith Insurance entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd. which provides ceded reinsurance for unpaid loss and allocated loss adjustment expenses assumed by Zenith from RISCORP at April 1, 1998 up to $50,000,000 in excess of $182,000,000. Reinsurance recoverable from Inter-Ocean Reinsurance Company is secured by a trust account and an irrevocable letter of credit.

    Also, in connection with the RISCORP Acquisition, Zenith Insurance acquired approximately $244.3 million of reinsurance recoverables from principally quota share arrangements entered into by RISCORP. The principal reinsurers from which such amounts are recoverable are: American Re-Insurance Company, Chartwell Reinsurance Company, Continental Casualty Co., Swiss Re-Insurance Company, Trenwick Reinsurance Company and TIG Reinsurance Company.

    Reinsurance -- Catastrophe reinsurance covered losses of approximately $20,000,000 in excess of approximately $4,000,000 arising out of certain assumed reinsurance treaties for non-United States catastrophes. All of such catastrophe reinsurance is placed with Renaissance Reinsurance Company Limited. Zenith's exposure to losses from assumed reinsurance is limited by the terms upon which it is written to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

    Pooling Agreement -- The P&C Operations are parties to a pooling agreement. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and are then reapportioned, or retro-ceded (the risks are transferred back), to the companies. At December 31, 1999, the proportions of the pooling were as follows: Zenith Insurance, 97.5%; ZNAT Insurance, 2.0%; and Zenith Star, 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements.

MARKETING AND STAFF

    The business in the Workers' Compensation Operations is produced by approximately 2,600 independent licensed insurance agents and brokers throughout California, Florida, Texas and other states in which Zenith conducts its Workers' Compensation Operations. Zenith Insurance's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

    Applications for insurance submitted by all agents and brokers are evaluated by professional underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of rate adequacy, economic considerations, and review of known data on the particular risk. The P&C Operations, as opposed to their agents and brokers, retain authority over underwriting, claims processing, safety engineering and auditing.

COMPETITION

    Competition in the insurance business is based upon price, product design and quality of service. The insurance industry is highly competitive, and competition is particularly intense in the California workers' compensation market which was deregulated with respect to prices in 1995. The P&C Operations compete not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Competition also exists with self-insurance and captive insurers. Many companies in competition with the P&C Operations have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

REGULATION

  STATE DEPARTMENTS OF INSURANCE

    Insurance companies are primarily subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. The P&C Operations are primarily subject to regulation and supervision by the California Department of Insurance, except for Zenith Star, which is primarily subject to regulation and supervision by the Texas Department of Insurance. These states have broad regulatory, supervisory and administrative powers. Such powers relate to, among other things, the grant and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements.

    In California, Zenith Insurance and ZNAT Insurance are required to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the companies' loss reserves. For this purpose, loss reserves are defined as the current estimate of reported and unreported claims net of reinsurance, plus a statutory formula reserve based on a minimum of 65% of earned premiums for the latest three years. Zenith Insurance and ZNAT Insurance are subject to similar deposit requirements in certain other states based on those states' retaliatory statutes.

    Detailed annual and quarterly reports are required to be filed by the P&C Operations with the Departments of Insurance in which they are licensed to transact business, and their businesses and accounts are subject to periodic examination by such agencies, usually at three year intervals. Zenith Insurance, CalFarm and ZNAT Insurance were examined by the California Department of Insurance as of December 31, 1996, and the Report of Examination contained no material findings. Zenith Star was examined by the Texas Department of Insurance as of December 31, 1996, and the Report of Examination contained no material findings.

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

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. (Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC.) The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC is now considering amendments to the Codification that would also be effective upon implementation. The NAIC has established January 1, 2001 as the effective date of the Codification. The California Department of Insurance has adopted the Codification. Implementation of the Codification may affect the surplus level and the capitalization requirements of the P&C Operations on a statutory basis. Zenith has not determined the impact of the Codification.

    Under NAIC model regulations, insurers are required to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements. At December 31, 1999, adjusted capital under the RBC regulations for the Zenith Insurance Group (consisting of the P&C Operations) was 250%, significantly above the RBC control, or required, level of capital under the regulations.

    The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios (11 ratios for property-casualty companies), developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC to select those companies that merit highest priority in the allocation of the regulators' resources. The 1999 IRIS results for the P&C Operations showed three results outside the "normal" range for such ratios, as such range is determined by the NAIC. These results were mainly due to decreased premium volume due to the sale of CalFarm, operating losses in the Workers' Compensation Operations and the impact of the RISCORP-Related Adjustment.

  INSURANCE HOLDING COMPANY SYSTEM REGULATORY ACT

    The P&C Operations are subject to the California and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts"), which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation. The Holding Company Acts also limit dividend payments and material transactions by the P&C Operations. See Item 5. for a discussion of dividend restrictions related to the Holding Company Acts.

ITEM 2. PROPERTIES.

    Zenith Insurance owns a 120,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National, Zenith Insurance and ZNAT Insurance. Zenith Insurance also owns a 176,000 square foot branch office facility in Sarasota, Florida.

    In the regular conduct of business, Zenith Insurance, leases offices in various cities. See Notes to Consolidated Financial Statements -- Note 11 -- "Commitments and Contingent Liabilities" on pages 57-58 of Zenith's 1999 Annual Report to Stockholders, which note is hereby incorporated by reference.

    Zenith considers its owned and leased facilities to be adequate for the needs of the organization.

ITEM 3. LEGAL PROCEEDINGS.

    Zenith Insurance and RISCORP entered into a settlement agreement, dated
July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP (i) dismissed litigation pending between them in the United States District Courts for the Middle District of Florida, Tampa Division, and the Southern District of New York;
(ii) agreed that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate; (iii) agreed that any other disputes arising under the Asset Purchase Agreement or the Settlement Agreement, including any future claims for indemnification by either Zenith Insurance or RISCORP, are to be resolved by binding arbitration;
(iv) agreed that Zenith Insurance receives $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP receives the balance of the escrow account; and (v) agreed to an allocation between them of any recovery received as a result of refund claims that RISCORP has made to the Florida

Department of Labor and Employment Security, Division of Workers' Compensation. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary advised Zenith and RISCORP that they would not consider the additional issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in their engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. The complaint alleges breach of contract against both Zenith Insurance and the Neutral Auditor and Neutral Actuary and seeks recovery of the amounts previously described to have resulted from the alleged errors by the Neutral Auditor and Neutral Actuary. Zenith is unable to predict the outcome of this litigation.

    Zenith National and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, will not have a material adverse effect on the consolidated financial condition or results of operations of Zenith.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Zenith National's common stock, par value $1.00 per share, is traded on the New York Stock Exchange under the symbol ZNT. The table below sets forth the high and low sales prices of the common stock for each quarterly period during the last two fiscal years.

QUARTER                                                          1999         1998
-------                                                       ----------   ----------
First
  High......................................................  $26          $29 1/16
  Low.......................................................   20 5/16      24 1/2
Second
  High......................................................   26 11/16     30 1/2
  Low.......................................................   22 1/4       28
Third
  High......................................................   26           28 1/2
  Low.......................................................   21 1/8       23 9/16
Fourth
  High......................................................   22 13/16     25 7/8
  Low.......................................................   19 1/4       22 7/8

    As of March 17, 2000, there were 292 registered holders of record of Zenith National common stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith National common stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

     DATE OF DECLARATION         TYPE AND AMOUNT OF        RECORD DATE FOR
       BY ZENITH BOARD                DIVIDEND                 PAYMENT              PAYMENT DATE
     -------------------         ------------------        ---------------          ------------
February 24, 2000............    $.25 cash per share      April 28, 2000         May 12, 2000
December 2, 1999.............    $.25 cash per share      January 31, 2000       February 15, 2000
September 2, 1999............    $.25 cash per share      October 29, 1999       November 15, 1999
May 20, 1999.................    $.25 cash per share      July 30, 1999          August 13, 1999
February 25, 1999............    $.25 cash per share      April 30, 1999         May 14, 1999
December 8, 1998.............    $.25 cash per share      January 29, 1999       February 12, 1999
September 28, 1998...........    $.25 cash per share      October 30, 1998       November 13, 1998
May 20, 1998.................    $.25 cash per share      July 31, 1998          August 15, 1998

    The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the appropriate insurance regulatory authorities in the states of California and Texas must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. During 1999, Zenith Insurance paid $130.0 million of dividends to Zenith National, including a $100.0 million dividend from the proceeds of the sale of CalFarm for which it received prior approval from the California Department of Insurance. During 2000, Zenith Insurance will be able to pay $29.8 million in dividends to Zenith National without prior approval. In 2000, ZNAT

Insurance and Zenith Star, together, will be able to pay $1.0 million in dividends to Zenith Insurance without prior approval.

ITEM 6. SELECTED FINANCIAL DATA.

    The 5-Year Summary of Selected Financial Information, included in Zenith's 1999 Annual Report to Stockholders on pages 38-39, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, included in Zenith's 1999 Annual Report to Stockholders on pages 24-37 is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The "Market Risk of Financial Instruments" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in Zenith's 1999 Annual Report to Stockholders on page 33 is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the Property-Casualty Loss Development data on pages 40-41 of Zenith's 1999 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1989 through 1999 and to the consolidated financial statements and notes thereto on pages 42-65 of Zenith's 1999 Annual Report to Stockholders, which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Proxy Statement distributed to stockholders in connection with Zenith's 2000 Annual Meeting of Stockholders (the "Proxy Statement") which is to be filed by Zenith after the date this Report on Form 10-K is filed is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                          OFFICER
NAME               AGE                  POSITION                   TERM    SINCE
----               ---                  --------                   ----   -------
Stanley R. Zax     62    Chairman of the Board and President(1)   Annual   1977
Fredricka Taubitz  56    Executive Vice President and             Annual   1985
                           Chief Financial Officer (1)(6)
Jack D. Miller     54    Executive Vice President (2)             Annual   1997
Robert E. Meyer    51    Senior Vice President and                Annual   1997
                           Actuary (2)(4)
William J. Owen    42    Senior Vice President, Chief Financial   Annual   1997
                           Officer, Treasurer and Assistant
                           Secretary (1)(5)
James P. Ross      53    Senior Vice President (1)(3)             Annual   1978
John J. Tickner    61    Senior Vice President and Secretary (1)  Annual   1985

------------------------

(1) Officer of Zenith National and its subsidiaries.

(2) Officer of Zenith National's subsidiaries only.

(3) Ceased being an executive officer on July 9, 1999.

(4) Designated as an executive officer on February 24, 2000.

(5) Designated as an executive officer on February 24, 2000, effective March 1, 2000.

(6) Ceased being an executive officer on March 1, 2000.

    Each of the executive officers has occupied an executive position with Zenith National or a subsidiary of Zenith National for more than five years, except for:

    Jack D. Miller - Served as the President and Chief Executive Officer of Industrial Indemnity Company, a property-casualty insurance company, from 1995 to 1997; as acting President and Chief Executive Officer from 1994 to 1995; and in various other positions from 1987 to 1994 culminating in Executive Vice President and Chief Executive Officer

    Robert E. Meyer - Served as Senior Vice President and Actuary of Industrial Indemnity Company, a property-casualty insurance company, from 1992 to 1997, prior to that served as Senior Vice President and Actuary of the Workers' Compensation Insurance Rating Bureau of California.

    William J. Owen - Served as Vice President of Finance for Zenith Insurance from 1997 to 1999, previously served as Vice President of Finance from 1996 to 1997 with Blue Cross of California, a subsidiary of WellPoint Health Networks, Inc., and prior to that held various positions in Zenith Insurance culminating in Vice President of Finance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth in footnote 1 to the table set forth under the caption "Election of Directors" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

        1.  FINANCIAL STATEMENTS:

           Report of Independent Accountants

           Financial Statements and notes thereto incorporated by reference from Zenith's 1999
               Annual Report to Stockholders in Item 8 of Part II above:

           Consolidated Financial Statements of Zenith National Insurance Corp. and
               Subsidiaries:

               Consolidated Balance Sheet as of December 31, 1999 and 1998

               Consolidated Statement of Operations for the year ended December 31, 1999,
                   1998 and 1997

               Consolidated Statement of Cash Flows for the year ended December 31, 1999,
                   1998 and 1997

               Consolidated Statement of Stockholders' Equity for the three years ended
                   December 31, 1999

               Notes to Consolidated Financial Statements

        2.  FINANCIAL STATEMENT SCHEDULES:

           Report of Independent Accountants on Financial Statement Schedules

           Zenith National Insurance Corp. and Subsidiaries:

               As of December 31, 1999:

                   I -- Summary of Investments -- Other Than Investments in Related Parties

               For the years ended December 31, 1999, 1998 and 1997:

                   III -- Supplementary Insurance Information

                   IV -- Reinsurance

               Zenith National Insurance Corp.:

               As of December 31, 1999 and 1998 and for the years ended December 31, 1999,
                   1998 and 1997:

                   II -- Condensed Financial Information of Registrant

         The information on Property-Casualty Loss Development is on pages 40-41 of Zenith's 1999 Annual Report to Stockholders.

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

              3.1 Certificate of Incorporation of Zenith as in effect immediately prior to November 22, 1985. (Incorporated herein by reference to Exhibit 3 to Zenith's Amendment on Form 8, date of amendment October 10, 1985, to Zenith's
                    Current Report on Form 8-K, dated July 26, 1985.)

              3.2   Certificate of Amendment to Certificate of Incorporation of
                    Zenith, effective November 22, 1985. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, dated
                    November 22, 1985.)

              3.3 By-Laws of Zenith National Insurance Corp., as currently in effect.

              4.1   Indenture, dated as of May 1, 1992, between Zenith National
                    Insurance Corp. and Norwest Bank Minnesota, National
                    Association, as trustee, pursuant to which Zenith issued its 9% Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to Zenith's Quarterly Report on
                    Form 10-Q for the quarter ended March 31, 1992.)

              4.2   Indenture, dated July 30, 1998, between Zenith National
                    Insurance Corp. and Norwest Bank Minnesota, National
                    Association as trustee, pursuant to which Zenith issued its 8.55% Subordinated Deferrable Interest Debentures.
                    (Incorporated herein by reference to Exhibit 10.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1998.)

              4.3   Amended and Restated Declaration of Trust of Zenith National
                    Insurance Capital Trust I, dated July 30, 1998, between
                    Zenith National Insurance Corp., the trustees and the holders. (Incorporated herein by reference to Exhibit 10.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

             10.1   Purchase Agreement, dated February 4, 1981, among Reliance
                    Insurance Company, Zenith National Insurance Corp., the
                    Selling Stockholders referred to therein, and Eugene V.
                    Klein, Daniel Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to the exhibit to the Schedule 13D filed by Reliance
                    Financial Services Corporation on March 9, 1981 with respect to the common stock of Zenith National Insurance Corp.)

             10.2   Asset Purchase Agreement, dated June 17, 1997, by and among
                    Zenith Insurance Company and RISCORP, Inc., RISCORP
                    Management Services, Inc., RISCORP of Illinois, Inc.,
                    Independent Association Administrators Incorporated, RISCORP
                    Insurance Services, Inc., RISCORP Managed Care
                    Services, Inc., CompSource, Inc., RISCORP Real Estate
                    Holdings, Inc., RISCORP Acquisition, Inc., RISCORP
                    West, Inc., RISCORP of Florida, Inc., RISCORP Insurance
                    Company, RISCORP Property & Casualty Insurance Company,
                    RISCORP National Insurance Company, RISCORP Services, Inc.,
                    RISCORP Staffing Solutions Holding, Inc., RISCORP Staffing
                    Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II.
                    (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K/A, dated June 17, 1997.)

             10.3   First Amendment, entered into June 26, 1997, to the Asset
                    Purchase Agreement, dated June 17, 1997, by and among Zenith
                    Insurance Company and RISCORP, Inc., RISCORP Management
                    Services, Inc., RISCORP of Illinois, Inc., Independent
                    Association Administrators Incorporated, RiSCORP Insurance
                    Services, Inc., RISCORP Managed Care Services, Inc.,
                    CompSource, Inc., RISCORP Real Estate Holdings, Inc.,
                    RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of
                    Florida, Inc., RISCORP Insurance Company, RISCORP Property &
                    Casualty Insurance Company, RISCORP National Insurance
                    Company, RISCORP Services, Inc., RISCORP Staffing Solutions
                    Holding, Inc., RISCORP Staffing Solutions, Inc. I and
                    RISCORP Staffing Solutions, Inc. II. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on
                    Form 8-K, dated April 1, 1998.)

             10.4   Second Amendment, entered into July 11, 1997, to the Asset
                    Purchase Agreement dated June 17, 1997, by and among Zenith
                    Insurance Company and RISCORP, Inc., RISCORP Management
                    Services, Inc., RISCORP of Illinois, Inc., Independent
                    Association Administrators Incorporated, RISCORP Insurance
                    Services, Inc., RISCORP Managed Care Services, Inc.,
                    CompSource, Inc., RISCORP Real Estate Holdings, Inc.,
                    RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of
                    Florida, Inc., RISCORP Insurance Company, RISCORP
                    Property & Casualty Insurance Company, RISCORP National
                    Insurance Company, RISCORP Services, Inc., RISCORP Staffing
                    Solutions Holding, Inc., RISCORP Staffing
                    Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II.
                    (Incorporated herein by reference to Exhibit 10.3 to Zenith's Current Report on Form 8-K, dated April 1, 1998.)

             10.5   Amendment No. 3 entered into March 30, 1998, to the Asset
                    Purchase Agreement dated June 17, 1997, by and among Zenith
                    Insurance Company and RISCORP, Inc., RISCORP Management
                    Services, Inc., 1390 Main Street Services, Inc., RISCORP of
                    Illinois, Inc., Independent Association Administrators
                    Incorporated, RISCORP Insurance Services, Inc., RISCORP
                    Managed Care Services, Inc., CompSource, Inc., RISCORP Real
                    Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP
                    West, Inc., RISCORP of Florida, Inc., RISCORP Insurance
                    Company, RISCORP Property & Casualty Insurance Company,
                    RISCORP National Insurance Company, RISCORP Services, Inc.,
                    RISCORP Staffing Solutions Holding Company, RISCORP Staffing
                    Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II.
                    (Incorporated herein by reference to Exhibit 10.4 to Zenith's Current Report on Form 8-K, dated April 1, 1998.)

             10.6   Settlement Agreement, dated July 7, 1999, between Zenith
                    Insurance Company, RISCORP, Inc., RISCORP Management
                    Services, Inc., 1390 Main Street Services, Inc., RISCORP of
                    Illinois, Inc., Independent Association Administrators
                    Incorporated, RISCORP Insurance Services, Inc., RISCORP
                    Managed Care Services, Inc., CompSource, Inc., RISCORP Real
                    Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP
                    West, Inc., RISCORP of Florida, Inc., RISCORP Insurance
                    Company, RISCORP Property & Casualty Insurance Company,
                    RISCORP National Insurance Company, RISCORP Services, Inc.,
                    RISCORP Staffing Solutions Holding Company, RISCORP Staffing
                    Solutions, Inc., I and RISCORP Staffing Solutions, Inc., II.
                    (Incorporated by reference to Exhibit 10.4 to Zenith's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1999).

             10.7   Assumption and Indemnity Reinsurance Agreement, dated
                    April 1, 1998, by and between Zenith Insurance Company and
                    RISCORP National Insurance Company. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Current Report on
                    Form 8-K, date of report April 1, 1998.)

             10.8   Assumption and Indemnity Reinsurance Agreement, dated
                    April 1, 1998, by and between Zenith Insurance Company and
                    RISCORP Insurance Company. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Current Report on Form 8-K, dated April 1, 1998.)

             10.9   Assumption and Indemnity Reinsurance Agreement, dated
                    April 1, 1998, by and between Zenith Insurance Company and
                    RISCORP Property & Casualty Insurance Company. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Current
                    Report on Form 8-K, dated April 1, 1998.)

             10.10  Stock Purchase Agreement, dated February 22, 1999, between
                    Zenith Insurance Company and Nationwide Mutual Insurance
                    Company. (Incorporated herein by reference to Zenith's
                    Current Report on Form 8-K, dated March 9, 1999.)

            *10.11  Zenith National Insurance Corp.'s Amended and Restated
                    Non-Qualified Stock Option Plan, adopted by Zenith's Board of Directors on December 6, 1985. (Incorporated herein by reference to Zenith's Registration Statement on Form S-8
                    (SEC File No. 33-8948).)

            *10.12  Amendment No. 2 to the Zenith National Insurance Corp.
                    Amended and Restated Non-Qualified Stock Option Plan, dated
                    April 9, 1996. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

            *10.13  Zenith National Insurance Corp. 1996 Employee Stock Option
                    Plan, approved by the Stockholders on May 22, 1996.
                    (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 1996.)

            *10.14  Amendment No. 1, dated December 8, 1998, to Zenith National
                    Insurance Corp. 1996 Employee Stock Option Plan.
                    (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 1999).

            *10.15  Employment Agreement, dated December 11, 1997, between
                    Zenith National Insurance Corp. and Fredricka Taubitz.
                    (Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on Form 10-K for the year ended
                    December 31, 1997.)

            *10.16  Employment Agreement, dated January 5, 1998, between Zenith
                    National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Annual
                    Report on Form 10-K for the year ended December 31, 1997.)

            *10.17 Amendment to Employment Agreement, dated March 1, 2000, between Zenith National Insurance Corp. and John J. Tickner.

            *10.18  Employment Agreement, dated December 11, 1997, between
                    Zenith National Insurance Corp. and Stanley R. Zax.
                    (Incorporated herein by reference to Exhibit 10.10 to Zenith's Annual Report on Form 10-K for the year ended
                    December 31, 1997.)

            *10.19  Employment Agreement, dated October 20, 1997, between Zenith
                    Insurance Company and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.1 to Zenith Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

            *10.20 Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Jack D. Miller.

            *10.21  Employment Agreement, dated October 20, 1997, between Zenith
                    Insurance Company and Robert E. Meyer.

            *10.22 Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Robert E. Meyer.

            *10.23 Stock Option Agreement, dated March 15, 1996, between Zenith and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

            *10.24  Zenith National Insurance Corp. Executive Officer Bonus
                    Plan, dated March 21, 1994. (Incorporated herein by reference to Exhibit 10.12 to Zenith's Annual Report on
                    Form 10-K for the year ended December 31, 1996.)

             10.25  Aggregate Excess of Loss Reinsurance Agreement between
                    Associated General Contractors Self Insurers Trust Fund (now part of Zenith Insurance Company) and Reliance Insurance
                    Company effective December 31, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on
                    Form 10-K for the year ended December 31, 1996.)

             10.26  Specific Excess Workers' Compensation and Employers'
                    Liability Policy between Planet Insurance Company (now
                    Reliance National Indemnity Company) and Associated General
                    Contractors of Florida Self Insurance Fund (now part of
                    Zenith Insurance Company) effective January 1, 1993.
                    (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended
                    December 31, 1996.)

             10.27  Aggregate Excess of Loss Reinsurance Agreement, dated
                    August 1, 1998, between Zenith National Insurance Group and
                    Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.32 to Zenith's Annual Report on
                    Form 10-K for the year ended December 31, 1998.)

             10.28  Special Endorsement to Retrocessional Agreement, dated
                    August 1, 1998, between American Re-Insurance Company,
                    Inter-Ocean Reinsurance Company LTD., and Zenith Insurance
                    Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company.

             10.29  Termination Endorsement Number 1 to Retrocessional
                    Agreement, dated December 22, 1999, between American
                    Re-Insurance Company, Inter-Ocean Reinsurance Company, LTD, and Zenith Insurance Company, CalFarm Insurance Company,
                    ZNAT Insurance Company and Zenith Star Insurance Company.

             10.30  Endorsement Number 1 to Aggregate Excess of Loss Reinsurance
                    Agreement, dated December 22, 1999, between Zenith National
                    Insurance Group, CalFarm Insurance Company, ZNAT Insurance
                    Company and Zenith Star Insurance Company and Inter-Ocean
                    Reinsurance Company LTD.

             10.31  Trust Agreement, dated December 18, 1998, between
                    Inter-Ocean Reinsurance Company, LTD and Zenith Insurance
                    Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.34 to Zenith's Annual Report on
                    Form 10-K for the year ended December 31, 1998.)

             10.32  Agreement of Reinsurance #8051 between General Reinsurance
                    Corporation and Zenith Insurance Company, ZNAT Insurance
                    Company, Zenith Star Insurance Company and CalFarm Insurance
                    Company, dated May 22, 1995. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on
                    Form 10-K for the year ended December 31, 1995.)

             10.33  Workers' Compensation and Employers' Liability Reinsurance
                    Agreement between Zenith Insurance Company and Employers
                    Reinsurance Corporation, effective January 1, 1986.
                    (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)

             10.34  Revolving Note, dated July 1, 1997, from Zenith National
                    Insurance Corp. to City National Bank. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

             10.35 Modification of Note, dated October 10, 1997, modifying the original Revolving Note dated July 1, 1997 between Zenith
                    National Insurance Corp. and City National Bank.
                    (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1997.)

             10.36 Loan Revision Agreement, dated June 30, 1999, to the promissory note, dated July 1, 1997, between Zenith National
                    Insurance Corp. and City National Bank. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

             10.37  Credit Agreement, dated July 24, 1997, between Zenith
                    National Insurance Corp. and Bank of America National Trust and Savings Association, together with Tranche A and Tranche B Promissory Notes referenced therein. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1997.)

             10.38  Restated Tranche A Note, dated July 22, 1999 between Zenith
                    National Insurance Corp. and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

             10.39  Amendment No. 1, dated January 21, 1998, to the Credit
                    Agreement, dated July 24, 1997, between Zenith National
                    Insurance Corp. and Bank of America National Trust and
                    Savings Association. (Incorporated herein by reference to Exhibit 10.31 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1997).

             10.40  Second Amendment, dated July 23, 1998, to the Credit
                    Agreement, dated July 24, 1997, between Zenith National
                    Insurance Corp. and Bank of America National Trust and
                    Savings Association. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

             10.41  Third Amendment, dated August 21, 1998, to the Credit
                    Agreement, dated July 24, 1997, between Zenith National
                    Insurance Corp. and Bank of America National Trust and
                    Savings Association. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

             10.42 Fourth Amendment to Credit Agreement, dated July 22, 1999, between Zenith National Insurance Corp. and Bank of America
                    National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

             10.43 Fifth Amendment to Credit Agreement, dated August 9, 1999, between Zenith National Insurance Corp. and Bank of America
                    National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

             10.44 Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank
                    Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 1998.)

             10.45  Purchase Agreement between Zenith National Insurance Corp.,
                    Zenith National Insurance Capital Trust I, Credit Suisse
                    First Boston Corporation, BancAmerica Robertson Stephens and
                    Donaldson, Lufkin & Jenrette Securities Corporation, dated
                    July 27, 1998, for $75,000,000 Zenith National Insurance
                    Capital Trust I 8.55% Capital Securities. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1998.)

             10.46  Standstill Agreement, dated June 30, 1999, between Zenith
                    National Corp. and Fairfax Financial Holdings Limited.
                    (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 1999.)

             11     Statements re computation of per share earnings.
                    (Incorporated herein by reference to Notes to Consolidated
                    Financial Statements -- Note 17 -- "Earnings and Dividends
                    Per Share" on page 63 of Zenith's 1999 Annual Report to
                    Stockholders.)

             13     Zenith's Annual Report to Stockholders for the year ended
                    December 31, 1999, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.

             23     Consent of PricewaterhouseCoopers LLP, dated March 27, 2000.
                    (Incorporated herein by reference to page F-1 of this Annual
                    Report on Form 10-K.)

             27     Financial Data Schedule for year ended December 31, 1999.

--------------------------

*Management contract or compensatory plan or arrangement

    (b) Reports on Form 8-K
       Zenith filed a Current Report on Form 8-K, dated February 25, 2000, in connection with the repurchase of $12.5 million aggregate principal amount of its 9% Senior Notes due 2002 and $8.0 million aggregate liquidation amount of 8.55% Capital Securities due 2028.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2000.

                                                       ZENITH NATIONAL INSURANCE CORP.

                                                       By:              /s/ STANLEY R. ZAX
                                                            -----------------------------------------
                                                                          Stanley R. Zax
                                                               Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 2000.

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

                  /s/ MAX M. KAMPELMAN
     ---------------------------------------------        Director
                    Max M. Kampelman

                 /s/ MICHAEL WM. ZAVIS
     ---------------------------------------------        Director
                   Michael Wm. Zavis

                /s/ WILLIAM S. SESSIONS
     ---------------------------------------------        Director
                  William S. Sessions

     ---------------------------------------------        Director
                   Harvey L. Silbert

                  /s/ GERALD TSAI, JR.
     ---------------------------------------------        Director
                    Gerald Tsai, Jr.

                  /s/ ROBERT J. MILLER
     ---------------------------------------------        Director
                    Robert J. Miller

                  /s/ WILLIAM J. OWEN                     Senior Vice President and Chief Financial
     ---------------------------------------------        Officer (Principal Financial and Accounting
                    William J. Owen                       Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399 and 333-42751) of our report dated February 10, 2000 on our audits of the consolidated financial statements and financial statement schedules of Zenith National Insurance Corp. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, which is included in this Annual Report on Form 10-K.

                                          PricewaterhouseCoopers LLP

Los Angeles, California

March 27, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
  Zenith National Insurance Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 10, 2000 appearing on page 66 of the 1999 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Los Angeles, California

February 10, 2000

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --

                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

                      COLUMN A                         COLUMN B     COLUMN C        COLUMN D
                      --------                         --------     --------        --------
                                                                                AMOUNT AT WHICH
                                                                      FAIR        SHOWN IN THE
                 TYPE OF INVESTMENT                    COST(1)       VALUE      BALANCE SHEET(2)
                 ------------------                   ----------   ----------   ----------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities:
  Bonds:
    United States Government and government agencies
      and authorities...............................  $  213,149   $  210,942       $  211,155
    Public utilities................................      35,062       34,623           34,623
    Industrial and miscellaneous....................     422,565      396,594          396,721
  Redeemable preferred stocks.......................      13,879       12,402           12,402
                                                      ----------   ----------       ----------
        Total fixed maturities......................     684,655      654,561          654,901
Equity securities:
  Floating rate preferred stocks....................       6,799        6,420            6,420
  Convertible and nonredeemable preferred stocks....       4,300        3,405            3,405
  Common stocks, industrial.........................      25,428       25,634           25,634
                                                      ----------   ----------       ----------
        Total equity securities.....................      36,527       35,459           35,459
Short-term investments..............................     179,748      179,748          179,748
Other investments...................................      31,626       31,626           31,626
                                                      ----------   ----------       ----------
        Total investments...........................  $  932,556   $  901,394       $  901,734
                                                      ==========   ==========       ==========

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

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                                 BALANCE SHEET
                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
(DOLLARS AND SHARES IN THOUSANDS)                             ---------   ---------
Investments:
  Common stocks, at fair value (cost $1,430 in 1999 and $606
    in 1998)................................................  $   1,464   $     968
  Short-term investments (at cost, which approximates fair
    value)..................................................     96,033       5,543
  Other investments.........................................                  4,736
                                                              ---------   ---------
Total investments...........................................     97,497      11,247
Cash........................................................                    148
Investment in subsidiaries (Note A).........................    347,372     447,311
Receivable from subsidiaries (Note A).......................     56,747      43,919
Other assets................................................     16,560      12,115
                                                              ---------   ---------
        Total assets........................................  $ 518,176   $ 514,740
                                                              =========   =========

                                    LIABILITIES
Payable to banks............................................              $   5,000
Senior notes payable, less unamortized issue cost of $283 in
  1999 and $404 in 1998 (Note B)............................  $  74,717      74,596
8.55% Subordinated Deferrable Interest Debentures, less
  unamortized issue cost of $269 in 1999 and $278 in 1998
  (Note C)..................................................     77,051      77,042
Cash dividends payable to stockholders......................      4,287       4,338
Federal income tax payable (Note A).........................      1,192         583
Other liabilities...........................................      6,370       6,229
                                                              ---------   ---------
        Total liabilities...................................    163,617     167,788
                                                              ---------   ---------

                               STOCKHOLDERS' EQUITY
Preferred stock, $1 par--shares authorized 1,000; issued and outstanding, none in 1999 and 1998........................
Common stock, $1 par--shares authorized 50,000; issued
  25,157, outstanding 17,150 in 1999; issued 24,970,
  outstanding 17,148 in 1998................................     25,157      24,970
Additional paid-in capital..................................    274,897     270,679
Retained earnings...........................................    225,229     188,243
Accumulated other comprehensive (loss) income--net
  unrealized (depreciation) appreciation on investments, net of deferred tax (benefit) expense of $(10,768) in 1999 and
  $5,167 in 1998............................................    (19,998)      9,596
                                                              ---------   ---------
                                                                505,285     493,488
Less treasury stock at cost (8,007 shares in 1999 and 7,822
  shares in 1998)...........................................   (150,726)   (146,536)
                                                              ---------   ---------
        Total stockholders' equity..........................    354,559     346,952
                                                              ---------   ---------
        Total liabilities and stockholders' equity..........  $ 518,176   $ 514,740
                                                              =========   =========

                 See notes to condensed financial information.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999        1998        1997
(DOLLARS IN THOUSANDS)                                        ----------   ---------   ---------
Net investment income (expense).............................   $  2,520    $   (801)    $ 1,196
Realized gains (losses) on investments......................        828          22        (446)
                                                               --------    --------     -------
Total revenue...............................................      3,348        (779)        750
                                                               --------    --------     -------
Operating expense...........................................      4,155       3,835       3,557
Interest expense............................................      8,416       6,011       3,980
                                                               --------    --------     -------
Total expenses..............................................     12,571       9,846       7,537
Loss before federal income tax benefit and equity in income
  of subsidiaries...........................................     (9,223)    (10,625)     (6,787)
Federal income tax benefit..................................      3,175       3,496       2,097
                                                               --------    --------     -------
Loss before equity in income of subsidiaries................     (6,048)     (7,129)     (4,690)
Equity in income of subsidiaries (Note A)...................     60,148      26,229      32,790
                                                               --------    --------     -------
Net income..................................................   $ 54,100    $ 19,100     $28,100
                                                               ========    ========     =======

                 See notes to condensed financial information.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF CASH FLOWS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999        1998        1997
(DOLLARS IN THOUSANDS)                                        ----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Investment income received................................  $   1,372    $    445    $    903
  Operating expenses paid...................................     (3,808)     (4,587)     (1,465)
  Interest paid.............................................    (10,017)     (5,468)     (3,648)
  Income tax recovered......................................      3,974       4,563       2,505
                                                              ---------    --------    --------
    Net cash used in operating activities...................     (8,479)     (5,047)     (1,705)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Equity securities available-for-sale....................    (10,315)     (4,652)        (19)
    Other debt and equity securities and other
      investments...........................................                  4,793
  Proceeds from sales of investments:
    Equity securities available-for-sale....................      9,412                  11,631
    Other investments.......................................      5,675                   5,423
  Net change in short-term investments......................    (89,146)     33,457      (8,274)
  Capital expenditures and other, net.......................     (5,271)     (1,408)    (10,545)
                                                              ---------    --------    --------
    Net cash (used in) provided by investing activities.....    (89,645)     32,190      (1,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash advanced from bank line of credit....................      7,400       7,000
  Cash repaid on bank line of credit........................    (12,400)     (2,000)
  Cash dividends paid to common stockholders................    (17,165)    (17,010)    (17,695)
  Net proceeds from issuance of subordinated debt (Note
    C)......................................................                 77,038
  Proceeds from exercise of stock options...................      4,322       6,527       4,940
  Purchase of treasury shares...............................     (4,190)    (24,023)       (482)
  Dividends received from subsidiaries (Note A).............    130,000                  22,750
  Capital contribution to Zenith Insurance (Note C).........                (65,000)
  Net cash to subsidiary (Note A)...........................     (9,991)    (10,257)     (6,757)
                                                              ---------    --------    --------
    Net cash provided by (used in) financing activities.....     97,976     (27,725)      2,756
Net decrease in cash........................................       (148)       (582)       (733)
Cash at beginning of year...................................        148         730       1,463
                                                              ---------    --------    --------
Cash at end of year.........................................  $            $    148    $    730
                                                              =========    ========    ========
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Net income................................................  $  54,100    $ 19,100    $ 28,100
  Income from subsidiaries (Note A).........................    (60,148)    (26,229)    (32,790)
  Other.....................................................     (2,431)      2,082       2,985
                                                              ---------    --------    --------
    Net cash used in operating activities...................  $  (8,479)   $ (5,047)   $ (1,705)
                                                              =========    ========    ========

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

    The accompanying condensed financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes thereto of Zenith National Insurance Corp. ("Zenith National") and subsidiaries. Certain 1998 amounts have been restated to conform to the 1999 presentation.

A.  Investment In Subsidiaries

        Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); CalFarm Insurance Company (through March 31, 1999, the date of its sale to Nationwide Mutual Insurance Company); ZNAT Insurance Company; Zenith Star Insurance Company; Perma-Bilt, A Nevada Corporation ("Perma-Bilt"); Zenith Development Corp. ("ZDC"); and Zenith National Insurance Capital Trust I (the "Trust"). These investments are included in the financial statements on the equity basis of accounting. Temporary advances in the ordinary course of business are included in other assets. Included in investment in subsidiaries is $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith National partially funds the cash flow requirements of its Real Estate Operations. Intercompany interest charges to such subsidiaries reduce Zenith National's interest expense. The receivable from subsidiaries mainly comprises principal and capitalized interest on loans to Perma-Bilt and ZDC of $56.8 million and $45.0 million in 1999 and 1998, respectively.

        Zenith National files a consolidated federal income tax return. The equity in the income of subsidiaries is net of a provision for federal income tax expense of $32.2 million in 1999, $13.2 million in 1998 and $17.5 million in 1997. Zenith has formulated tax allocation procedures with its subsidiaries and the 1999, 1998 and 1997 condensed financial information reflect Zenith's portion of the consolidated tax.

        Zenith Insurance paid $130.0 million of dividends to Zenith National in 1999 including a dividend of $100.0 million for which prior approval was obtained from the California Department of Insurance. Zenith Insurance paid no dividends to Zenith National in 1998 and paid dividends to Zenith National of $22.8 million in 1997.

B.  Senior Notes Payable

        Zenith National had $75.0 million of its 9% Senior Notes due 2002 (the "9% Notes") issued and outstanding as of December 31, 1999 and 1998. Interest on the 9% Notes is payable semi-annually. The 9% Notes are general unsecured obligations of Zenith National. Issue costs of $1.2 million are being amortized over the term of the 9% Notes. In each of the three years ended December 31, 1999, 1998 and 1997, $6.9 million of interest and issue costs were expended.

C.  Subordinated Debentures

        On July 30, 1998, Zenith National sold $77.3 million of 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures") to the Zenith National Insurance Capital Trust 1 (the "Trust"). The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith National for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith at the then present value of the remaining scheduled payments of principal and interest. In 1998 Zenith used $65.0 million from the net proceeds to make a capital contribution to Zenith Insurance and used $2.3 million to acquire all of the issued voting stock of the Trust. The remaining net proceeds were used for general corporate purposes. The issue cost on the Subordinated Debentures of $0.3 million is being amortized over the term of the Subordinated Debentures. During 1999 and 1998, $6.7 million and $2.7 million, respectively, of interest and issue cost were expensed.

        Zenith National's guarantee of the Subordinated Debentures is subordinated to all other indebtedness of Zenith National.

D.  Subsequent Event (unaudited)

        On February 25, 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Notes and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. Zenith National used its available cash balances to fund these purchases.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

            COLUMN A               COLUMN B        COLUMN C      COLUMN D      COLUMN E     COLUMN F     COLUMN G     COLUMN H
            --------              -----------   --------------   ---------   ------------   ---------   ----------   ----------
                                                FUTURE POLICY                                                        BENEFITS,
                                   DEFERRED       BENEFITS,                  OTHER POLICY                             CLAIMS,
                                    POLICY      LOSSES, CLAIMS                CLAIMS AND                   NET       LOSSES AND
                                  ACQUISITION      AND LOSS      UNEARNED      BENEFITS      PREMIUM    INVESTMENT   SETTLEMENT
            SEGMENT                  COSTS         EXPENSES      PREMIUMS      PAYABLE       REVENUE      INCOME      EXPENSES
            -------               -----------   --------------   ---------   ------------   ---------   ----------   ----------
(DOLLARS IN THOUSANDS)
1999
----
Property and Casualty
  Workers' Compensation.........    $ 6,633        $516,941      $ 42,630                   $278,854                  $285,864
  Other Property-Casualty.......                                                              54,108                    36,029
  Reinsurance...................      1,259          88,309         7,496                     36,441                    38,279
                                    -------        --------      --------      -------      --------     -------      --------
                                      7,892         605,250        50,126                    369,403                   360,172
Reinsurance ceded...............                    275,679           780
Investment......................                                                                         $53,662
Parent..........................
                                    -------        --------      --------      -------      --------     -------      --------
  Total.........................    $ 7,892        $880,929      $ 50,906      $            $369,403     $53,662      $360,172
                                    =======        ========      ========      =======      ========     =======      ========
1998
----
Property and Casualty
  Workers' Compensation.........    $ 6,157        $524,183      $ 48,363                   $278,660                  $220,983
  Other Property-Casualty.......     16,432         110,855        89,202                    222,045                   148,712
  Reinsurance...................      1,352          73,646         8,005                     29,150                    13,195
                                    -------        --------      --------      -------      --------     -------      --------
                                     23,941         708,684       145,570                    529,855                   382,890
Reinsurance ceded...............                    288,963        12,395
Investment......................                                                                         $53,593
Parent..........................
                                    -------        --------      --------      -------      --------     -------      --------
  Total.........................    $23,941        $997,647      $157,965      $            $529,855     $53,593      $382,890
                                    =======        ========      ========      =======      ========     =======      ========
1997
----
Property and Casualty
  Workers' Compensation.........    $ 4,034        $339,215      $ 25,230                   $242,064                  $197,450
  Other Property-Casualty.......     15,575         109,003        89,093                    214,406                   139,832
  Reinsurance...................      1,231          77,383         7,299                     32,251                    10,883
                                    -------        --------      --------      -------      --------     -------      --------
                                     20,840         525,601       121,622                    488,721                   348,165
Reinsurance ceded...............                     87,665         6,847
Investment......................                                                                         $52,332
Parent..........................
                                    -------        --------      --------      -------      --------     -------      --------
  Total.........................    $20,840        $613,266      $128,469      $            $488,721     $52,332      $348,165
                                    =======        ========      ========      =======      ========     =======      ========

            COLUMN A                COLUMN I     COLUMN J    COLUMN K
            --------              ------------   ---------   ---------

                                  AMORTIZATION
                                   OF POLICY       OTHER
                                  ACQUISITION    OPERATING   PREMIUMS
            SEGMENT                  COSTS       EXPENSES     WRITTEN
            -------               ------------   ---------   ---------
(DOLLARS IN THOUSANDS)
1999
----
Property and Casualty
  Workers' Compensation.........    $47,502       $68,031    $272,326
  Other Property-Casualty.......     12,764         5,337      49,976
  Reinsurance...................      5,000           486      35,930
                                    -------       -------    --------
                                     65,266        73,854     358,232
Reinsurance ceded...............
Investment......................
Parent..........................                    6,236
                                    -------       -------    --------
  Total.........................    $65,266       $80,090    $358,232
                                    =======       =======    ========
1998
----
Property and Casualty
  Workers' Compensation.........    $43,182       $60,608    $277,191
  Other Property-Casualty.......     49,028        19,896     215,452
  Reinsurance...................      4,727           960      29,856
                                    -------       -------    --------
                                     96,937        81,464     522,499
Reinsurance ceded...............
Investment......................
Parent..........................                    3,835
                                    -------       -------    --------
  Total.........................    $96,937       $85,299    $522,499
                                    =======       =======    ========
1997
----
Property and Casualty
  Workers' Compensation.........    $41,225       $40,188    $238,963
  Other Property-Casualty.......     44,514        23,551     218,370
  Reinsurance...................      6,474           707      29,780
                                    -------       -------    --------
                                     92,213        64,446     487,113
Reinsurance ceded...............
Investment......................
Parent..........................                    3,557
                                    -------       -------    --------
  Total.........................    $92,213       $68,003    $487,113
                                    =======       =======    ========

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                                                    COLUMN F
                                                                            COLUMN C      COLUMN D                  --------
                                                                COLUMN B    --------      --------     COLUMN E    PERCENTAGE
                                                                --------    CEDED TO      ASSUMED      --------    OF AMOUNT
COLUMN A                                                         GROSS        OTHER      FROM OTHER      NET        ASSUMED
--------                                                         AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
(DOLLARS IN THOUSANDS)                                          --------    ---------    ----------    --------    ----------
DECEMBER 31, 1999
Premiums earned.............................................    $345,085     $16,349      $40,667      $369,403      11.0%

DECEMBER 31, 1998
Premiums earned.............................................    $545,573     $54,487      $38,769      $529,855       7.3%

DECEMBER 31, 1997
Premiums earned.............................................    $477,527     $26,191      $37,385      $488,721       7.6%