Form 10-Q
period 2000-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2000-05-15
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000


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

                      Yes [X]                  No [ ]


At April 28,2000, there were 17,171,000 shares of Zenith National common stock outstanding, net of 8,009,000 shares of treasury stock.

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  March 31,        December 31,
(In thousands)                                                                                      2000               1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
ASSETS:
Investments:
    Fixed maturities:
      At amortized cost (fair value $26,702 in 2000 and $27,186 in 1999)                            $   26,965         $   27,526
      At fair value (cost $637,270 in 2000 and $657,129 in 1999)                                       604,429            627,375
    Floating rate preferred stocks, at fair value (cost $6,799 in 2000 and 1999)                         6,137              6,420
    Convertible and non-redeemable preferred stocks, at fair value (cost
      $4,300 in 2000 and 1999)                                                                           3,069              3,405
    Common stocks, at fair value (cost $32,284 in 2000 and $25,428 in 1999)                             31,652             25,634
    Short-term investments (at cost, which approximates fair value)                                    128,820            179,748
    Other investments                                                                                   33,070             31,626
                                                                                               ----------------  -----------------
         Total investments                                                                             834,142            901,734
Cash                                                                                                    11,846             15,714
Accrued investment income                                                                               11,641             11,832
Premiums receivable, less allowance for doubtful accounts of $9,587 in 2000
    and $10,172 in 1999                                                                                 73,367             74,586
Receivable from reinsurers and state trust funds on paid and unpaid losses
    and prepaid reinsurance premiums                                                                   332,520            343,671
Deferred policy acquisition costs                                                                        7,986              7,892
Deferred tax asset                                                                                      43,136             34,601
Current federal income tax receivable                                                                    3,062
Properties and equipment, less accumulated depreciation                                                 53,629             54,981
Intangible assets                                                                                       23,104             23,207
Other assets                                                                                           111,735            105,568
                                                                                               ----------------  -----------------
         TOTAL ASSETS                                                                               $1,506,168         $1,573,786
                                                                                               ================  =================


(continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  March 31,        December 31,
(In thousands)                                                                                      2000               1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
LIABILITIES:
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                                        $  871,994         $  880,929
    Unearned premiums                                                                                   52,375             50,906
Policyholders' dividends accrued                                                                         3,947              3,375
Reserves on loss portfolio transfers                                                                    16,547             17,658
Payable to banks and other notes payable                                                                21,270             20,238
Senior notes payable, less unamortized issue costs of $211 in 2000
    and $283 in 1999 (Note 5)                                                                           62,289             74,717
Federal income tax payable                                                                                                 23,793
Other liabilities                                                                                       69,215             74,214
                                                                                               ----------------  -----------------
         TOTAL LIABILITIES                                                                           1,097,637          1,145,830
                                                                                               ----------------  -----------------

REDEEMABLE SECURITIES:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith
    National Insurance Capital Trust I, holding solely 8.55% Subordinated
    Deferrable Interest Debentures due 2028, of Zenith National Insurance Corp.,
    less unamortized
    issue cost and discount of $1,419 in 2000 and $1,603 in 1999 (Note 5)                               65,581             73,397
                                                                                               ----------------  -----------------

Commitments and contingent liabilities (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 2000 and 1999
Common stock, $1 par - shares authorized 50,000; issued 25,160,
    outstanding 17,151 in 2000; issued 25,157, outstanding 17,150 in 1999                               25,160             25,157
Additional paid-in capital                                                                             274,958            274,897
Retained earnings                                                                                      216,542            225,229
Accumulated other comprehensive loss - net unrealized depreciation on
    investments, net of deferred tax benefit of $12,356 in 2000 and $10,768 in 1999                    (22,946)           (19,998)
                                                                                               ----------------  -----------------
                                                                                                       493,714            505,285
Treasury stock at cost (8,009 shares in 2000 and 8,007 shares in 1999)                                (150,764)          (150,726)
                                                                                               ----------------  -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                    342,950            354,559
                                                                                               ----------------  -----------------

         TOTAL LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY                          $1,506,168         $1,573,786
                                                                                               ===============  =================


The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three Months Ended
                                                                                                                 March 31,
(In thousands, except per share data)                                                                       2000           1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Premiums earned                                                                                             $ 77,139       $135,577
Net investment income                                                                                         13,561         13,325
Realized gains on investments                                                                                  3,255          1,534
Real estate sales                                                                                             16,434         10,768
Service fee income                                                                                                              959
                                                                                                        -------------  -------------
      Total revenues                                                                                         110,389        162,163

EXPENSES:
Loss and loss adjustment expenses incurred                                                                    74,467        105,490
Policy acquisition costs                                                                                      13,503         27,230
Other underwriting and operating expenses (Note 4)                                                            13,064         17,199
Policyholders' dividends and participation                                                                       733            435
Real estate construction and operating costs                                                                  15,043          9,761
Interest expense                                                                                               1,761          2,020
                                                                                                        -------------  -------------
      Total expenses                                                                                         118,571        162,135
Gain on sale of CalFarm Insurance Company                                                                                   160,335
                                                                                                        -------------  -------------
    (Loss) income before federal income tax (benefit) expense and extraordinary item                          (8,182)       160,363
Federal income tax (benefit) expense, including expense of $56,000 related to the sale
    of CalFarm Insurance Company in 1999                                                                      (2,809)        55,963
                                                                                                        -------------  -------------
      Net (loss) income before extraordinary item                                                             (5,373)       104,400
Extraordinary item - gain on extinguishment of debt, net of federal income tax expense
    of $524 (Note 5)                                                                                             973
                                                                                                        -------------  -------------
        NET (LOSS) INCOME                                                                                  $  (4,400)      $104,400
                                                                                                        =============  =============

NET (LOSS) INCOME PER COMMON SHARE  (NOTE 2) -
Basic:
    Net (loss) income before extraordinary item                                                            $   (0.31)      $   6.09
    Extraordinary item - gain on extinguishment of debt, net of federal income tax expense                      0.05
                                                                                                        =============  =============
    Net (loss) income                                                                                      $   (0.26)      $   6.09
                                                                                                        =============  =============

Diluted:
    Net (loss) income before extraordinary item                                                            $   (0.31)      $   6.09
    Extraordinary item - gain on extinguishment of debt, net of federal income tax expense                      0.05
                                                                                                        =============  =============
    Net (loss) income                                                                                      $   (0.26)      $   6.09
                                                                                                        =============  =============

Disclosure regarding comprehensive (loss) income:
Net (loss) income                                                                                          $  (4,400)      $104,400
Change in unrealized depreciation on investments                                                              (2,948)        (7,244)
                                                                                                        -------------  -------------
Comprehensive (loss) income                                                                                $  (7,348)      $ 97,156
                                                                                                        =============  =============


The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended
                                                                                                       March 31,
(In thousands)                                                                                   2000              1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Premiums and service fee income collected                                                     $  83,382        $  152,441
   Investment income received                                                                       13,914            15,373
   Proceeds from sales of real estate                                                               16,434            10,768
   Loss and loss adjustment expenses paid                                                          (77,877)         (119,660)
   Underwriting and other operating expenses paid                                                  (21,956)          (43,596)
   Real estate construction costs paid                                                             (20,497)          (14,580)
   Reinsurance premiums paid                                                                        (2,783)          (23,321)
   Interest paid                                                                                    (3,907)           (3,294)
   Income taxes paid                                                                               (31,519)             (950)
                                                                                            ---------------    --------------
     Net cash used in operating activities                                                       $ (44,809)       $  (26,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments:
     Investment securities available-for-sale                                                      (95,023)          (37,940)
     Other investments                                                                              (1,802)           (5,233)
   Proceeds from maturities and redemptions of investments:
     Fixed maturities held-to-maturity                                                                 553             2,841
     Investment securities available-for-sale                                                       11,605            49,249
   Proceeds from sales of investments:
     Investment securities available-for-sale                                                       99,558            22,330
     Other investments                                                                                 169               570
   Net change in short-term investments                                                             51,915            65,875
   Cash payment to RISCORP                                                                                           (53,689)
   Capital expenditures and other, net                                                              (3,930)           (2,862)
                                                                                            ---------------    --------------
     Net cash provided by investing activities                                                      63,045            41,141

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of redeemable securities (Note 5)                                                     (6,164)
   Repurchase of senior notes payable (Note 5)                                                     (12,625)
   Cash advanced from bank construction loans                                                       14,794             2,666
   Cash repaid on bank construction loans                                                          (13,849)             (734)
   Cash advanced from bank lines of credit                                                                             7,400
   Cash repaid on bank lines of credit                                                                               (12,400)
   Cash dividends paid to common stockholders                                                       (4,287)           (4,286)
   Proceeds from exercise of stock options                                                              65                31
   Purchase of treasury shares                                                                         (38)             (811)
                                                                                            ---------------    --------------
     Net cash used in financing activities                                                         (22,104)           (8,134)
                                                                                            ---------------    --------------
   Net (decrease) increase in cash                                                                  (3,868)             6,188
   Cash at beginning of period                                                                      15,714              1,998
                                                                                            ---------------    --------------
       CASH AT END OF PERIOD                                                                     $  11,846        $     8,186
                                                                                            ===============    ==============
(continued)


                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
(In thousands)                                                                       2000           1999
-------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                                   $ (4,400)     $ 104,400

Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization                                                      2,101          2,640
    Realized gain on sale of CalFarm Insurance Company                                             (160,335)
    Realized gains on investments                                                     (3,255)        (1,534)
    Extraordinary gain (Note 5)                                                       (1,497)
    Amortization of deferred gain on retroactive reinsurance contract                 (2,085)
    Decrease (increase) in:
      Premiums receivable                                                              1,219          8,105
      Receivable from reinsurers and state trust funds on paid and unpaid
        losses and prepaid reinsurance premiums                                       11,151         (8,994)
      Real estate construction in progress and land held for development              (7,592)        (2,978)
    Increase (decrease) in:
      Unpaid loss and loss adjustment expenses                                        (8,935)        (4,181)
      Unearned premiums                                                                1,469         (4,886)
      Policyholders' dividends accrued                                                   572           (250)
      Federal income tax                                                             (33,804)        55,025
      Other                                                                              247        (13,831)
                                                                                  ============  =============
      NET CASH USED IN OPERATING ACTIVITIES                                         $(44,809)     $ (26,819)
                                                                                  ============  =============

The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year balances have been reclassified to conform to the current year presentation. Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in this statement.

The comparability of the three months ended March 31, 2000 compared to the corresponding period in 1999 is affected by the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, to Nationwide Mutual Insurance Company effective March 31, 1999.

NOTE 2.  EARNINGS AND DIVIDENDS PER SHARE

           ----------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                             March 31,
            (In thousands, except per share data)                                        2000          1999
           ----------------------------------------------------------------------------------------------------
            (A)             Net (loss) income                                          $ (4,400)       $104,400
           ----------------------------------------------------------------------------------------------------
            (B)             Weighted average outstanding
                               shares during the period                                 17,151           17,137
                            Additional common shares issuable under employee
                               stock option plans using the treasury stock                  14               15
                               method
           ----------------------------------------------------------------------------------------------------
            (C)             Weighted average number of common shares
                               outstanding assuming exercise of stock options           17,165           17,152
           ----------------------------------------------------------------------------------------------------
           ----------------------------------------------------------------------------------------------------
                            Net (loss) income per common share -
            (A)/(B)            Basic                                                   $  (0.26)       $   6.09
            (A)/(C)            Diluted                                                    (0.26)           6.09
           ----------------------------------------------------------------------------------------------------
           ----------------------------------------------------------------------------------------------------
                            Dividends per common share                                     0.25            0.25
           ----------------------------------------------------------------------------------------------------

NOTE 3. CONTINGENT LIABILITIES

RISCORP LITIGATION

         On April 1, 1998, pursuant to an Asset Purchase Agreement, dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement"), between Zenith Insurance and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The total purchase price for such acquired assets and liabilities was determined by a process in which RISCORP and its external accounting and actuarial consultants and Zenith Insurance and its external accounting and actuarial consultants made and presented their

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3. CONTINGENT LIABILITIES (CONTINUED)

estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance to an independent third party, acting as a Neutral Auditor and Neutral Actuary. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses. On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties. That report indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith Insurance by $92.3 million.

Zenith Insurance and RISCORP entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue,
(b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary advised Zenith Insurance and RISCORP that they would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in their engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. The complaint alleges breach of contract against both Zenith Insurance and the Neutral Auditor and Neutral Actuary and seeks recovery of the amounts previously described to have resulted from the alleged errors by the Neutral Auditor and Neutral Actuary. Zenith is unable to predict the outcome of this litigation.

CONTINGENCIES SURROUNDING RECOVERABILITY OF STATE DISABILITY TRUST FUND RECEIVABLES

In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries". Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At March 31, 2000 and December 31, 1999, the receivable from the Fund was $34.0 million and $37.0 million, respectively.

OTHER LITIGATION

Other than the RISCORP litigation described above, Zenith National and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, will not have a material adverse effect on the consolidated financial condition or results of operations of Zenith.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4. TERMINATION COSTS

In the first quarter of 2000, Zenith National recorded $1.8 million of severance costs associated with the termination provisions of an employment contract of a company officer.

NOTE 5. EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

On February 25, 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 (the "9% Notes") and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities (the "Redeemable Securities") of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases resulted in an extraordinary gain before tax of $1.5 million. Zenith National used its available cash balances to fund these purchases.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6.  SEGMENT INFORMATION

Segment information is set forth below:

--------------------------------------------------------------------------------------------------------------------------------
                                                      Other                      Real
                                      Workers'      Property-                   Estate
(Dollars in thousands)              Compensation     Casualty   Reinsurance   Operations   Investments    Parent       Total
--------------------------------------------------------------------------------------------------------------------------------
                                           For the Three Months Ended March 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
Premiums earned                         $ 68,481                   $ 8,658                                          $    77,139
Net investment income                                                                         $ 13,561                   13,561
Realized gains on investments                                                                    3,255                    3,255
Real estate sales                                                               $16,434                                  16,434
--------------------------------------------------------------------------------------------------------------------------------
     Total revenues                       68,481                     8,658       16,434         16,816                  110,389
--------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                                          $(1,761)       (1,761)
--------------------------------------------------------------------------------------------------------------------------------
(Loss) income before tax
  and extraordinary item                 (18,499)                   (3,076)       1,391         16,816     (4,814)       (8,182)
Federal income tax (benefit)
  Expense                                 (6,208)                   (1,032)         487          5,629     (1,685)       (2,809)
--------------------------------------------------------------------------------------------------------------------------------
Net (loss) income before
  Extraordinary item                     (12,291)                   (2,044)         904         11,187     (3,129)       (5,373)
Extraordinary item - gain on
  Extinguishment of debt (net
  of income tax of $574)                                                                                      973          973
--------------------------------------------------------------------------------------------------------------------------------
     Net (loss) income                   (12,291)                   (2,044)         904         11,187     (2,156)      (4,400)
--------------------------------------------------------------------------------------------------------------------------------
Combined ratios                            127.0%                    135.5%                                              128.0%
--------------------------------------------------------------------------------------------------------------------------------
Total assets                            $516,043                   $30,813       94,914        857,629      6,769   $1,506,168
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                 For the Three Months Ended March 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
Premiums earned                         $ 71,757       $54,108     $ 9,712                                            $ 135,577
Net investment income                                                                         $ 13,325                   13,325
Realized gains on investments                                                                    1,534                    1,534
Real estate sales                                                               $10,768                                  10,768
Service fee income                           959                                                                            959
--------------------------------------------------------------------------------------------------------------------------------
     Total revenues                       72,716        54,108       9,712       10,768         14,859                  162,163
--------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                                          $(2,020)       (2,020)
--------------------------------------------------------------------------------------------------------------------------------
(Loss) income before tax and
  gain on sale of CalFarm                (13,169)          (22)        194        1,008         14,859     (2,842)           28
Gain on sale of CalFarm
  Before tax                                           160,335                                                          160,335
Federal income tax (benefit)
  Expense                                 (4,428)       55,993          65          353          4,974       (994)       55,963

--------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                         (8,741)      104,320         129          655          9,885     (1,848)      104,400
--------------------------------------------------------------------------------------------------------------------------------
Combined ratios                            118.4%        100.0%       98.0%                                               109.6%
--------------------------------------------------------------------------------------------------------------------------------
Total assets                            $545,660                   $19,913       73,476      1,004,316     12,422    $1,655,787
--------------------------------------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: 1) heightened competition, particularly intense price competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (7) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

OVERVIEW

The comparative components of net (loss) income are set forth in the following table (after tax):

               -----------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                           March 31,
               (In thousands)                                                        2000            1999
               -----------------------------------------------------------------------------------------------
               Net investment income                                               $  9,071        $  8,888
               Realized gains on investments                                          2,116             997
               -----------------------------------------------------------------------------------------------
               Sub-total                                                             11,187           9,885
               Property-casualty underwriting results:
                    Loss excluding catastrophes                                     (10,760)         (7,392)
                    Catastrophe losses                                               (3,575)         (1,235)
               -----------------------------------------------------------------------------------------------
               Property-casualty underwriting loss                                  (14,335)         (8,627)
               Income from Real Estate Operations                                       904             655
               Interest expense                                                      (1,145)         (1,313)
               Parent expenses                                                       (1,984)           (535)
               -----------------------------------------------------------------------------------------------
               Net (loss) income before gain on sale of CalFarm Insurance
                     Company and extraordinary item                                  (5,373)             65
               Gain on sale of CalFarm Insurance Company                                            104,335
               Extraordinary item - gain on extinguishment of debt                      973
               -----------------------------------------------------------------------------------------------
               Net (loss) income                                                   $ (4,400)       $104,400
               -----------------------------------------------------------------------------------------------

Results of the property-casualty operations (the "P&C Operations") are being adversely impacted by losses in the workers' compensation business and by the frequency of catastrophe losses in the Reinsurance Operations. Stockholders' equity is also being reduced by unrealized losses on fixed maturity investments classified as "Available-for-Sale" under the provisions of Statement of Financial Accounting Standards No. 115.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The comparability of the three months ended March 31, 2000 compared to the corresponding period in 1999 is affected by the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, to Nationwide Mutual Insurance Company effective March 31, 1999. CalFarm operated Zenith's Other Property-Casualty Operations.

The comparative results of the P&C Operations of Zenith before tax were as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                                             March 31,
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                             2000                  1999
---------------------------------------------------------------------------------------------------------------------------------

Premiums earned:
     Workers' Compensation
        California                                                                  $  27,903              $ 28,550
        Outside California                                                             40,578                43,207
                                                                                 ------------          ------------
           Total Workers' Compensation                                                 68,481                71,757
     Other Property-Casualty                                                                                 54,108
     Reinsurance                                                                        8,658                 9,712
                                                                                 ------------          ------------
              Total                                                                 $  77,139              $135,577
                                                                                 ============          ============
Underwriting (loss) income before tax:
     Workers' Compensation                                                          $(18,499)              $(13,169)
     Other Property-Casualty                                                                                    (22)
     Reinsurance                                                                      (3,076)                   194
                                                                                 ------------          ------------
              Total                                                                 $(21,575)              $(12,997)
                                                                                 ============          ============

Combined loss and expense ratios:
     Workers' Compensation
        Loss and loss adjustment expenses                                               92.8%                  85.6%
        Underwriting expenses                                                           34.2%                  32.8%
                                                                                 ------------          ------------
              Combined ratio                                                           127.0%                 118.4%

     Other Property-Casualty
        Loss and loss adjustment expenses                                                                      66.5%
        Underwriting expenses                                                                                  33.5%
                                                                                                       ------------
              Combined ratio                                                                                  100.0%

     Reinsurance
        Loss and loss adjustment expenses                                              126.2%                  82.9%
        Underwriting expenses                                                            9.3%                  15.1%
                                                                                 ------------          ------------
              Combined ratio                                                           135.5%                  98.0%

Total
     Loss and loss adjustment expenses                                                  96.5%                  77.8%
     Underwriting expenses                                                              31.5%                  31.8%
                                                                                 ------------          ------------
              Combined ratio                                                           128.0%                 109.6%
                                                                                 ============          ============


                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WORKERS' COMPENSATION

Zenith's Workers Compensation business is faced with a challenging operating environment. The national workers' compensation industry is being adversely affected by intense competition and inadequate premium rates. The aggregate amount of capital available in the industry to write workers' compensation insurance greatly exceeds the economically optimal amount, reducing profitability and exacerbating competition. Nationally, average claim costs, or severity, are increasing by approximately 5% annually and in California, severity is increasing by about 10% annually. These adverse severity trends have, so far, been partially offset by a decrease in frequency, nationally and in California. Industry organizations such as the National Council on Compensation Insurance, Inc. and the California Workers' Compensation Insurance Rating Bureau have reported that their analyses of the data show that the liabilities for unpaid losses and loss adjustment expenses as estimated and reported by the industry are significantly inadequate. The estimated accident year combined ratio in 1999 was 130% for the national workers' compensation industry and 143% for the California workers' compensation industry.

Premiums earned in Zenith's Workers' Compensation Operations decreased in the first quarter of 2000 compared to the corresponding period in 1999, principally as a result of Zenith's endeavors during 1999 to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. The severity of claims in Zenith's Workers' Compensation Operations has been increasing over the last two years, offset partially by a decrease in frequency. Increased estimates of the impact of such trends resulted in Zenith increasing its estimate of the 1999 Workers' Compensation loss ratio throughout 1999. Underwriting losses in Zenith's Workers' Compensation Operations increased in the three months ended March 31, 2000 compared to the corresponding period in 1999 principally because of a higher estimated loss ratio in the first quarter of 2000 compared to the estimate for the corresponding period in 1999. Also, underwriting losses increased in the three months ended March 31, 2000 compared to the corresponding period in 1999 because of operating expenses that have not been reduced commensurately with premium revenues. Zenith expects that the profitability of its Workers' Compensation Operations will be dependent upon general levels of competition, industry pricing and management's ability to estimate the impact of any continuing adverse claim severity trends on the adequacy of loss reserves and premium rates.

In the first quarter of 2000 compared to the end of the fourth quarter of 1999, Zenith increased its in force premiums in California by 12% in reaction to more favorable pricing conditions in the California workers compensation market, but outside of California, where competition continues to be intense, Zenith's in force premiums decreased by 2%. Overall, in force premiums increased by 4% in the first quarter of 2000 compared to the end of the fourth quarter of 1999.

OTHER PROPERTY-CASUALTY

The Other Property-Casualty Operations were operated primarily by CalFarm, which was sold effective March 31, 1999. In the first quarter of 1999, the Other Property-Casualty underwriting results were adversely impacted by losses in the Health line of business, increased severity and frequency of weather related property losses and increased expenses attributable to improvements in information systems.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REINSURANCE

The underwriting results in the Reinsurance Operations for the three months ended March 31, 2000 and 1999 were adversely impacted by $5.5 million and $1.9 million of catastrophe losses before tax, respectively. Catastrophe losses in the first quarter of 2000 were attributable to increased estimates of losses that occurred in 1999, in particular the storms at the end of December 1999 in France. In addition to the French storms, 1999 was characterized by frequent, global catastrophes of a moderate size, compared to 1998 in which Hurricane Georges, a large individual event, contributed a significant portion of Zenith's catastrophe losses in 1998 and 1999. Estimates of the impact of the 1999 catastrophes on Zenith's Reinsurance Operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

REAL ESTATE OPERATIONS

The Real Estate Operations recognized total revenues of $16.4 million and $10.8 million for the three months ended March 31, 2000 and 1999, respectively. The results of operations for the three months ended March 31, 2000 benefited from an increase in home sales compared to the corresponding period in 1999 (number of sales were 88 for the three months ended March 31, 2000 compared to 70 for the comparative period in 1999). Construction in progress, including undeveloped land, was $95.4 million and $87.9 million at March 31, 2000 and December 31, 1999, respectively.

INVESTMENTS

The change in the carrying value of Zenith's investment portfolio in 2000 was as follows:

----------------------------------------------------------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------------------------------------------------------
Carrying value at the beginning of the year                                                                $901,734
  Purchases at cost                                                                                          96,825
  Maturities and redemptions                                                                                (12,158)
  Proceeds from sales of investments                                                                        (99,727)
  Net realized gains                                                                                          3,255
  Change in unrealized gains and losses, net                                                                 (4,536)
  Net change in short-term investments                                                                      (51,915)
  Net accretion of bonds and preferred stocks and other changes                                                 664
----------------------------------------------------------------------------------------------------------------------
Carrying value at March 31, 2000                                                                           $834,142
----------------------------------------------------------------------------------------------------------------------

The decrease in the investment portfolio was mainly attributable to the use of cash in operations and the repurchases of outstanding debt described below.

On February 25, 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 (the "9% Notes") and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities (the "Redeemable Securities") of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases resulted in an extraordinary gain before tax of $1.5 million.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bonds with an investment grade rating represented 94% and 95% of the carrying values of bonds at March 31, 2000 and December 31, 1999, respectively. The average maturity of the investment portfolio was 6.0 years at March 31, 2000 and
5.7 years at December 31, 1999.

Investment income was as follows:

             --------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                       March 31,
             (In thousands)                                      2000              1999
             --------------------------------------------------------------------------------
             Before tax                                          $13,561           $13,325
             After tax                                             9,071             8,888
             --------------------------------------------------------------------------------

The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

             --------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                       March 31,
                                                                 2000              1999
             --------------------------------------------------------------------------------
             Investment yield before tax                             5.9%              5.5%
             Investment yield after tax                              4.0%              3.7%
             --------------------------------------------------------------------------------

The total fair value of fixed maturity investments, including short-term investments, was $760.0 million and $834.3 million at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000 and December 31, 1999, 96% of Zenith's portfolio of fixed maturity investments, including short-term investments, was classified as available-for-sale with the unrealized appreciation or depreciation recorded as a separate component of stockholders' equity. The change in fair value of fixed maturity investments classified as available-for-sale resulted in a decrease in stockholders' equity of $2.0 million after deferred tax from December 31, 1999 to March 31, 2000. The unrealized loss on held-to-maturity and available-for-sale fixed maturity investments were as follows:


             ---------------------------------------------------------------------------------------
                                                  Held-to-Maturity          Available-for-Sale
                                                  ----------------         --------------------
             (In thousands)                          Before Tax         Before Tax      After Tax
             ---------------------------------------------------------------------------------------
             At March 31, 2000                             $(263)       $(32,768)       $(21,299)
             At December 31, 1999                           (340)        (29,698)        (19,304)
             ---------------------------------------------------------------------------------------

PARENT

In the first quarter of 2000, Zenith National recorded $1.8 million of severance costs associated with the termination provisions of an employment contract of a company officer.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums and in certain periods in which disbursements for claims and benefits, current acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow from operations is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty and the P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short term investments to provide adequate cash for the payment of claims. At March 31, 2000 and December 31, 1999 cash and short term investments in the P&C Operations amounted to $67.4 million and $92.1 million, respectively.

In the first quarter of 2000, payment of income taxes for 1999, including $56.0 million associated with the gain on sale of CalFarm, reduced cash flow from operations. In the first quarter of 1999, $53.7 million of cash was used to pay the balance of the purchase price for the RISCORP Acquisition.

Zenith National requires cash to pay any dividends declared to its stockholders, pay interest and principal on its outstanding debt obligations and to pay its operating expenses. Such cash requirements are generally funded in the long run, by dividends paid to Zenith National from Zenith Insurance and financing or refinancing activities by Zenith National. In 1999, Zenith National received $130 million of such dividend payments, including a dividend of $100 million paid from the gain on the sale of CalFarm and with the prior approval of the California Department of Insurance. As a result of such dividend payments in 1999, Zenith National has available cash and short-term investments, which currently significantly exceed its short-term cash requirements. Zenith National's cash and short-term investments amounted to $73.1 million and $103.4 million at March 31, 2000 and December 31, 1999, respectively. Investment income from such investment portfolio also provides a current source of cash to Zenith National.

The level of capital in the P&C Operations is maintained relative to standardized capital adequacy measures such as risk based capital where ratios such as net premiums written to statutory surplus measure capital adequacy. Risk based capital is used by regulators for regulatory financial surveillance purposes and by rating agencies to assign financial strength ratings to the P&C Operations and ratings for the debt issued by Zenith National. From time to time, the level of capitalization of the P&C Operations may be increased by contributions from Zenith National, for example to support an acquired business such as the RISCORP Acquisition in 1998, or reduced through an approved dividend payment such as the dividend in 1999 that followed the sale of CalFarm. In the first quarter of 2000, Zenith's financial strength and debt ratings were reduced by Moody's and Standard & Poor's ("S&P"), principally over concerns about continuing operating losses in the P&C Operations. On May 9, 2000 S&P announced that that it had placed on credit watch the ratings of several insurance companies, including Zenith, with significant California workers' compensation exposure. S&P cited concerns about loss reserve adequacy in such companies following a study by the California Workers' Compensation Insurance Rating Bureau that indicates a significant loss reserve deficiency in the California workers' compensation industry. On May 11, 2000,

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

A.M. Best Company informed Zenith that the rating of its P&C Operations had been reduced from A+ (Superior) to A (Excellent). The actions of such rating agencies have had no material impact on Zenith's operations. However, because of the available cash and short-term investments and available lines of credit in Zenith National, Zenith has the flexibility, if necessary, to contribute capital to the P&C Operations.

From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At March 31, 2000, Zenith National was authorized to repurchase up to 938,000 shares of its common stock pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. On February 25, 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Notes and $8.0 million aggregate liquidation amount of the outstanding Redeemable Securities. Zenith National used its available cash balances to fund these purchases

At March 31, 2000, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, all of which was available at March 31, 2000. Under these agreements, certain restrictive covenants apply, including the maintenance of certain financial ratios.

The Real Estate Operations maintain certain bank credit facilities to provide financing for development and construction of single-family residences for sale. At March 31, 2000 and December 31, 1999, $18.7 million and $17.7 million, respectively, was outstanding with respect to the borrowing. The Real Estate Operations are obligated under various loans and notes payable arising from the purchase of several parcels of property. The balance outstanding with respect to these loans and notes was $2.6 million at March 31, 2000 and $2.4 million December 31, 1999. Zenith National also finances the land acquisitions of its Real Estate Operations through inter company loans.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about financial instruments as of March 31, 2000 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates and interest.

-------------------------------------------------------------------------------------------------------------------------------
                                                                       Expected Maturity Date
                                      -----------------------------------------------------------------------------------------
(In thousands)                           2000         2001         2002         2003         2004      Thereafter     Total
-------------------------------------------------------------------------------------------------------------------------------
Fixed maturity investments:
 Held-to-maturity and
  available-for-sale securities:
   Fixed rate                            $ 30,867     $117,203      $57,459      $46,558      $54,572    $321,558     $628,217
   Weighted average interest rate             7.0%         6.6%         7.0%         9.3%         7.3%        8.6%         7.9%
 Trading securities:
  Fixed rate                                          $  2,914                                                          $2,914
  Weighted average interest rate                           7.6%                                                            7.6%

Short-term investments                   $128,820                                                                     $128,820

Debt and interest obligations:
 Payable to banks and other
  notes payable                            13,923     $  7,343      $ 1,721      $    34      $   406                   23,427
 Senior notes payable                       5,625        5,625       65,313                                             76,563
 Redeemable securities                      2,865        5,729        5,729        5,729        5,729    $204,496      230,277
-------------------------------------------------------------------------------------------------------------------------------

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

3.3 By-laws of Zenith, as currently in effect. (Incorporated herein by reference to Exhibit 3.3 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999).

11 Statement re computation of per share earnings. (Note 2 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

27       Financial data schedule

(b)      Reports on Form 8-K

         Zenith filed a Current Report on Form 8-K, dated February 25, 2000, in connection with the repurchase of the outstanding 9% Senior Notes and the outstanding 8.55% Capital Securities.

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



                                   ZENITH NATIONAL INSURANCE CORP.
                                   Registrant


Date:    May 15, 2000              /s/ STANLEY R. ZAX
                                   -----------------------------------
                                   Stanley R. Zax
                                   Chairman of the Board and President
                                     (Principal Executive Officer)


Date:    May  15, 2000             /s/ WILLIAM J. OWEN
                                   -----------------------------------
                                  William J. Owen
                                  Senior Vice President
                                    & Chief Financial Officer
                                    (Principal Accounting Officer)