Form 10-Q
period 2000-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2000-08-11
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000


                          Commission File Number 1-9627


                         ZENITH NATIONAL INSURANCE CORP.
             [Exact name of registrant as specified in its charter]

            Delaware                                    95-2702776
[State or other jurisdiction of             [I.R.S. Employer Identification No.]
  incorporation or organization]

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

                                Yes [ X ] No [ ]


At August 1, 2000, there were 17,203,000 shares of Zenith National common stock outstanding, net of 8,009,000 shares of treasury stock.

                                     PART L
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,       December 31,
(In thousands)                                                                               2000            1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS:
Investments:
    Fixed maturities:
      At amortized cost (fair value $25,720 in 2000 and $27,186 in 1999)                $     26,143     $     27,526
      At fair value (cost $621,035 in 2000 and $657,129 in 1999)                             583,245          627,375
    Floating rate preferred stocks, at fair value (cost $6,799 in 2000 and
      1999)                                                                                    5,946            6,420
    Convertible and non-redeemable preferred stocks, at fair value (cost
      $3,733 in 2000 and $4,300 in 1999)                                                       3,372            3,405
    Common stocks, at fair value (cost $34,606 in 2000 and $25,428 in 1999)                   29,943           25,634
    Short-term investments (at cost, which approximates fair value)                          119,171          179,748
    Other investments                                                                         32,637           31,626
                                                                                        -------------    ------------
         Total investments                                                                   800,457          901,734
Cash                                                                                          15,097           15,714
Accrued investment income                                                                     11,660           11,832
Premiums receivable, less allowance for doubtful accounts of $9,970 in
    2000 and $10,172 in 1999                                                                  73,287           74,586
Receivable from reinsurers and state trust funds on paid and unpaid losses                   307,217          343,671
Deferred policy acquisition costs                                                              8,461            7,892
Deferred tax asset                                                                            46,773           34,601
Current federal income tax receivable                                                         12,552
Properties and equipment, less accumulated depreciation                                       52,061           54,981
Intangible assets                                                                             22,873           23,207
Other assets                                                                                 112,625          105,568
                                                                                        -------------    ------------
         TOTAL ASSETS                                                                   $  1,463,063     $  1,573,786
                                                                                        =============    ============

(continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,         December 31,
(In thousands)                                                                                      2000               1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
LIABILITIES:
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                                    $      866,082   $        880,929
    Unearned premiums                                                                                   55,608             50,906
Policyholders' dividends accrued                                                                         4,625              3,375
Reserves on loss portfolio transfers                                                                    15,533             17,658
Payable to banks and other notes payable                                                                20,369             20,238
Senior notes payable, less unamortized issue costs of $185 in 2000
    and $283 in 1999 (Note 5)                                                                           62,315             74,717
Federal income tax payable                                                                                                 23,793
Other liabilities                                                                                       58,099             74,214
                                                                                               ----------------  -----------------
         TOTAL LIABILITIES                                                                           1,082,631          1,145,830
                                                                                               ----------------  -----------------

REDEEMABLE SECURITIES:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith
    National Insurance Capital Trust I, holding solely 8.55% Subordinated
    Deferrable Interest Debentures due 2028 of Zenith National Insurance Corp.,
    less unamortized issue cost and discount of $1,406 in 2000 and $1,603 in 1999 (Note 5)              65,594             73,397
                                                                                               ----------------  -----------------

Commitments and contingent liabilities (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 2000 and 1999
Common stock, $1 par - shares authorized 50,000; issued 25,212,
    outstanding 17,203 in 2000; issued 25,157, outstanding 17,150 in 1999                               25,212             25,157
Additional paid-in capital                                                                             276,091            274,897
Retained earnings                                                                                      192,636            225,229
Accumulated other comprehensive loss - net unrealized depreciation on
    investments, net of deferred tax benefit of $15,258 in 2000 and $10,768 in 1999                    (28,337)           (19,998)
                                                                                               ----------------  -----------------
                                                                                                       465,602            505,285
Treasury stock at cost (8,009 shares in 2000 and 8,007 shares in 1999)                                (150,764)          (150,726)
                                                                                               ----------------  -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                    314,838            354,559
                                                                                               ----------------  -----------------

         TOTAL LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY                     $     1,463,063   $      1,573,786
                                                                                               ================  =================

The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended           Six Months Ended
                                                                                 June 30,                    June 30,
(In thousands, except per share data)                                     2000           1999           2000          1999
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Premiums earned                                                       $     78,306   $     75,977    $  155,445   $     211,554
Net investment income                                                       13,000         12,946        26,561          26,271
Realized (losses) gains on investments                                      (2,589)         2,531           666           4,065
Real estate sales                                                           22,099         14,438        38,533          25,206
Service fee income                                                                            585                         1,544
                                                                      -------------  -------------   -----------  -------------
      Total revenues                                                       110,816        106,477       221,205         268,640

EXPENSES:
Loss and loss adjustment expenses incurred                                  93,124         65,983       167,591         171,473
Policy acquisition costs                                                    14,768         13,604        28,271          40,834
Other underwriting and operating expenses (Note 4)                          10,478         15,816        23,542          33,015
Policyholders' dividends and participation                                     291            507         1,024             942
Real estate construction and operating costs                                20,595         13,628        35,638          23,389
Interest expense                                                             1,336          2,116         3,097           4,136
                                                                      -------------  -------------   -----------  -------------
      Total expenses                                                       140,592        111,654       259,163         273,789
Gain on sale of CalFarm Insurance Company                                                                               160,335
                                                                      -------------  -------------   -----------  -------------
    (Loss) income before federal income tax (benefit)
      expense and extraordinary item                                       (29,776)        (5,177)      (37,958)        155,186
Federal income tax (benefit) expense, including expense of
    $56,000 related to the sale of CalFarm Insurance
    Company in the six months ended June 30, 1999                          (10,176)        (1,777)      (12,985)         54,186
                                                                      -------------  -------------   -----------  -------------
      Net (loss) income before extraordinary item                          (19,600)        (3,400)      (24,973)        101,000
Extraordinary item - gain on extinguishment of debt,
    net of federal income tax expense of $524 (Note 5)                                                      973
                                                                      -------------  -------------   -----------  -------------
        NET (LOSS) INCOME                                             $    (19,600)  $     (3,400)   $  (24,000)  $     101,000
                                                                      =============  =============   ===========  =============

NET (LOSS) INCOME PER COMMON SHARE (NOTE 2) -
Basic:
    Net (loss) income before extraordinary item                       $      (1.14)  $      (0.20)   $    (1.45)  $        5.89
    Extraordinary item - gain on extinguishment of debt,
      net of federal income tax expense                                                                    0.05
                                                                      -------------  -------------   -----------  -------------
    Net (loss) income                                                 $      (1.14)  $      (0.20)   $    (1.40)  $        5.89
                                                                      =============  =============   ===========  =============

Diluted:
    Net (loss) income before extraordinary item                       $      (1.14)  $      (0.20)   $    (1.45)  $        5.89
    Extraordinary item - gain on extinguishment of debt,
      net of federal income tax expense                                                                    0.06
                                                                      -------------  -------------   -----------  -------------
    Net (loss) income                                                 $      (1.14)  $      (0.20)   $    (1.39)  $        5.89
                                                                      =============  =============   ===========  =============

Disclosure regarding comprehensive (loss) income:
Net (loss) income                                                     $    (19,600)  $     (3,400)   $  (24,000)  $     101,000
Change in unrealized depreciation on investments                            (5,391)        (7,073)       (8,339)        (14,317)
                                                                      -------------  -------------   -----------  -------------
Comprehensive (loss) income                                           $    (24,991)  $    (10,473)   $  (32,339)  $      86,683
                                                                      =============  =============   ===========  =============

The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Six Months Ended
                                                                                                        June 30,
(In thousands)                                                                                   2000               1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Premiums and service fee income collected                                                $      166,156     $      222,787
   Investment income received                                                                       25,437             27,477
   Proceeds from sales of real estate                                                               38,533             25,206
   Loss and loss adjustment expenses paid                                                         (147,387)          (195,619)
   Underwriting and other operating expenses paid                                                  (58,183)           (54,872)
   Real estate construction costs paid                                                             (38,404)           (25,633)
   Reinsurance premiums paid                                                                        (7,507)           (26,547)
   Interest paid                                                                                    (7,081)            (9,642)
   Income taxes paid                                                                               (31,519)            (2,814)
                                                                                            ---------------    ---------------
     Net cash used in operating activities                                                         (59,955)           (39,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments:
     Investment securities available-for-sale                                                     (126,111)          (192,565)
     Other investments                                                                              (3,282)            (6,303)
   Proceeds from maturities and redemptions of investments:
     Fixed maturities held-to-maturity                                                               1,363              5,114
     Investment securities available-for-sale                                                       25,383             68,451
   Proceeds from sales of investments:
     Investment securities available-for-sale                                                      128,601             47,152
     Other investments                                                                               2,197              5,515
   Net change in short-term investments                                                             62,401            (21,658)
   Cash payment to RISCORP                                                                                            (54,308)
   Net proceeds from sale of CalFarm Insurance Company                                                                211,068
   Capital expenditures and other, net                                                              (5,053)            (7,563)
                                                                                            ---------------    ---------------
     Net cash provided by investing activities                                                      85,499             54,903

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of redeemable securities (Note 5)                                                     (6,164)
   Repurchase of senior notes payable (Note 5)                                                     (12,625)
   Cash advanced from bank construction loans                                                       32,987             24,412
   Cash repaid on bank construction loans                                                          (32,941)           (21,926)
   Cash advanced from bank lines of credit                                                                              7,400
   Cash repaid on bank lines of credit                                                                                (12,400)
   Cash dividends paid to common stockholders                                                       (8,580)            (8,564)
   Proceeds from exercise of stock options                                                           1,200              3,512
   Purchase of treasury shares                                                                         (38)            (2,127)
                                                                                            ---------------    ---------------
     Net cash used in financing activities                                                         (26,161)            (9,693)
                                                                                            ---------------    ---------------
   Net (decrease) increase in cash                                                                    (617)             5,553
   Cash at beginning of period                                                                      15,714              1,998
                                                                                            ---------------    ---------------
       CASH AT END OF PERIOD                                                                $       15,097     $        7,551
                                                                                            ===============    ===============

          (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                                           June 30,
(In thousands)                                                                       2000           1999
-------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net (loss) income                                                                 $   (24,000)  $    101,000

Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Depreciation and amortization                                                       2,951          4,292
    Realized gain on sale of CalFarm Insurance Company                                              (160,335)
    Realized gains on investments                                                        (666)        (4,065)
    Extraordinary gain (Note 5)                                                        (1,497)
    Amortization of deferred gain on retroactive reinsurance contract                  (4,170)
    Decrease (increase) in:
      Premiums receivable                                                               1,299          1,779
      Receivable from reinsurers and state trust funds on paid and
        unpaid losses                                                                  36,454          5,715
      Real estate construction in progress and land held for development               (7,141)        (3,732)
    Increase (decrease) in:
      Unpaid loss and loss adjustment expenses                                        (14,847)       (31,582)
      Unearned premiums                                                                 4,702         (6,019)
      Policyholders' dividends accrued                                                  1,250           (581)
      Federal income tax                                                              (43,979)        51,386
      Other                                                                           (10,311)         2,485
                                                                                  ------------  -------------
      NET CASH USED IN OPERATING ACTIVITIES                                       $   (59,955)  $    (39,657)
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

The comparability of the six months ended June 30, 2000 compared to the corresponding period in 1999 is affected by the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, to Nationwide Mutual Insurance Company effective March 31, 1999. CalFarm operated Zenith's Other Property-Casualty Operations.

NOTE 2.  EARNINGS AND DIVIDENDS PER SHARE


---------------------------------------------------------------- ---------------------------- ----------------------------
                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
(In thousands, except per share data)                                 2000           1999          2000           1999
---------------------------------------------------------------- -------------- ------------- -------------- -------------
(A)             Net (loss) income                                    $(19,600)     $ (3,400)      $(24,000)      $101,000
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
(B)             Weighted average outstanding
                     shares during the period                          17,191        17,140         17,171         17,138
                Additional common shares issuable
                     under employee stock option plans
                     using the treasury stock method                       54            17             34             16
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
(C)             Weighted average number of common
                     shares outstanding assuming
                     exercise of stock options                         17,245        17,157         17,205         17,154
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------

--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
                Net (loss) income per common share -
(A)/(B)            Basic                                             $  (1.14)     $  (0.20)      $  (1.40)      $   5.89
(A)/(C)            Diluted                                              (1.14)        (0.20)         (1.39)          5.89
--------------- ------------------------------------------------ -------------- ------------- -------------- -------------

--------------- ------------------------------------------------ -------------- ------------- -------------- -------------
                Dividends per common share                               0.25          0.25           0.50           0.50
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

Zenith Insurance and RISCORP entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue,
(b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. The complaint alleges breach of contract against both Zenith Insurance and the Neutral Auditor and Neutral Actuary and seeks recovery of the amounts previously described to have resulted from the alleged errors by the Neutral Auditor and Neutral Actuary. Zenith is unable to predict the outcome of this litigation.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

CONTINGENCIES SURROUNDING RECOVERABILITY OF STATE DISABILITY TRUST FUND RECEIVABLES

In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries". Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At June 30, 2000 and December 31, 1999, the receivable from the Fund was $33.3 million and $37.0 million, respectively.

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

NOTE 4. TERMINATION COSTS

The six months ended June 30, 2000 include $1.8 million of severance costs incurred in the first quarter associated with the termination provisions of an employment contract of a company officer.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6.  SEGMENT INFORMATION

Segment information is set forth below:

---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
                                                      Other                      Real
                                      Workers'      Property-                   Estate
(Dollars in thousands)              Compensation     Casualty   Reinsurance   Operations   Investments    Parent       Total
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
                                           For the Six Months Ended June 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
Premiums earned                         $138,586                   $16,859                                            $ 155,445
Net investment income                                                                          $26,561                   26,561
Realized gains on investments                                                                      666                      666
Real estate sales                                                               $38,533                                  38,533
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
     Total revenues                      138,586                    16,859       38,533         27,227                  221,205
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
Interest expense                                                                                          $(3,097)       (3,097)
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
(Loss) income before tax
  and extraordinary item                 (47,073)                  (14,066)       2,894         27,227     (6,940)      (37,958)
Federal income tax (benefit)
  expense                                (16,040)                   (4,793)       1,013          9,264     (2,429)      (12,985)
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
Net (loss) income before
  extraordinary item                     (31,033)                   (9,273)       1,881         17,963     (4,511)      (24,973)
Extraordinary item - gain on
  extinguishment of debt (net
  of income tax of $524)                                                                                      973           973
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
     Net (loss) income                   (31,033)                   (9,273)       1,881         17,963     (3,538)      (24,000)
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
Combined ratios                            134.0%                    183.4%                                               139.3%
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
Total assets                            $504,264                   $30,658       94,581        827,214      6,346    $1,463,063
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------

--------------------------------------------------------------------------------------------------------------------------------
                                           For the Six Months Ended June 30, 1999
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
Premiums earned                         $139,767       $54,108     $17,679                                           $  211,554
Net investment income                                                                          $26,271                   26,271
Realized gains on investments                                                                    4,065                    4,065
Real estate sales                                                               $25,206                                  25,206
Service fee income                         1,544                                                                          1,544
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
     Total revenues                      141,311         54,108     17,679       25,206         30,336                  268,640
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
Interest expense                                                                                          $(4,136)       (4,136)
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
(Loss) income before tax and
  gain on sale of CalFarm                (29,868)           (22)    (1,366)       1,817         30,336     (6,046)       (5,149)
Gain on sale of CalFarm
  before tax                                            160,335                                                         160,335
Federal income tax (benefit)
  expense                                (10,014)        55,993       (458)         636         10,145     (2,116)       54,186
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
Net (loss) income                        (19,854)       104,320       (908)       1,181         20,191     (3,930)      101,000
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
Combined ratios                            121.4%         100.0%     107.7%                                               114.8%
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------
Total assets                            $531,310                   $33,454       74,582        975,719     10,583    $1,625,648
---------------------------------- -------------- ------------- ------------ ------------ ------------- ---------- -------------

                                       10

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

OVERVIEW

The comparative components of net (loss) income after tax are set forth in the following table:

----------------------------------------------------------------- ------------------------------ ------------------------------
                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
(Dollars in thousands)                                                 2000           1999           2000            1999
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Net investment income                                                 $  8,459       $  8,661        $ 17,530        $ 17,549
Realized (losses) gains on investments                                  (1,683)         1,645             433           2,642
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Sub-total                                                                6,776         10,306          17,963          20,191
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Property-casualty underwriting results:
     Loss excluding catastrophes                                       (17,521)        (9,420)        (28,281)        (16,812)
     Catastrophe losses                                                 (8,450)        (2,730)        (12,025)         (3,965)
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Property-casualty underwriting loss                                    (25,971)       (12,150)        (40,306)        (20,777)
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Income from Real Estate Operations                                         977            526           1,881           1,181
Interest expense                                                          (868)        (1,375)         (2,013)         (2,688)
Parent expenses                                                           (514)          (707)         (2,498)         (1,242)
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Net loss before gain on sale of CalFarm Insurance
     Company and extraordinary item                                    (19,600)        (3,400)        (24,973)         (3,335)
Gain on sale of CalFarm Insurance Company                                                                             104,335
Extraordinary item - gain on extinguishment of debt                                                       973
----------------------------------------------------------------- -------------- -------------- --------------- ---------------
Net (loss) income                                                     $(19,600)      $ (3,400)       $(24,000)       $101,000
----------------------------------------------------------------- -------------- -------------- --------------- ---------------

Results of the property-casualty operations (the "P&C Operations") are being adversely impacted by increasing average claim costs, or severity of losses, in the Workers' Compensation Operations and by adverse development of estimates of the impact of catastrophe losses in the Reinsurance Operations. Stockholders' equity is also being reduced by unrealized losses on fixed maturity

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

investments classified as "Available-for-Sale" under the provisions of Statement of Financial Accounting Standards No. 115.

The comparability of the six months ended June 30, 2000 compared to the corresponding period in 1999 is affected by the sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, to Nationwide Mutual Insurance Company effective March 31, 1999. CalFarm operated Zenith's Other Property-Casualty Operations.

The comparative results of the P&C Operations before tax were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
(Dollars in thousands)                                             2000             1999            2000            1999
------------------------------------------------------------------------------------------------------------------------------
Premiums earned:
     Workers' Compensation:
        California                                               $  33,022        $  27,593      $  60,925       $  56,143
        Outside California                                          37,083           40,417         77,661          83,624
                                                              ---------------- ---------------- -------------- ---------------
           Total Workers' Compensation                              70,105           68,010        138,586         139,767
     Other Property-Casualty                                                                                        54,108
     Reinsurance                                                     8,201            7,967         16,859          17,679
                                                              ---------------- ---------------- -------------- ---------------
              Total                                              $  78,306        $  75,977      $ 155,445       $ 211,554
                                                              ================ ================ ============== ===============

Underwriting loss before tax:
     Workers' Compensation:                                      $ (28,574)       $ (16,699)     $ (47,073)      $ (29,868)
     Other Property-Casualty                                                                                           (22)
     Reinsurance                                                   (10,990)          (1,560)       (14,066)         (1,366)
                                                              ---------------- ---------------- -------------- ---------------
              Total                                              $ (39,564)       $ (18,259)     $ (61,139)      $ (31,256)
                                                              ================ ================ ============== ===============

Combined loss and expense ratios:
     Workers' Compensation:
        Loss and loss adjustment expenses                            107.1%            84.6%         100.1%           85.1%
        Underwriting expenses                                         33.7%            40.0%          33.9%           36.3%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                         140.8%           124.6%         134.0%          121.4%

     Other Property-Casualty:
        Loss and loss adjustment expenses                                                                             66.5%
        Underwriting expenses                                                                                         33.5%
                                                                                                               ---------------
              Combined ratio                                                                                         100.0%

     Reinsurance:
        Loss and loss adjustment expenses                            220.1%           106.7%         171.8%           93.6%
        Underwriting expenses                                         13.9%            12.9%          11.6%           14.1%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                         234.0%           119.6%         183.4%          107.7%

Total:
     Loss and loss adjustment expenses                               118.9%            86.9%         107.7%           81.1%
     Underwriting expenses                                            31.6%            37.1%          31.6%           33.7%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                         150.5%           124.0%         139.3%          114.8%
                                                              ================ ================ ============== ===============

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WORKERS' COMPENSATION

Intense competition and inadequate premium rates are adversely affecting the national workers' compensation industry. Industry data indicates a national trend of increasing claims severity. To date, premium rates have not kept pace with the trend of increasing severity. Industry organizations such as the National Council on Compensation Insurance, Inc. ("NCCI") and the California Workers' Compensation Insurance Rating Bureau ("WCIRB") have reported that their analyses of the data show that the liabilities for unpaid loss and loss adjustment expenses as estimated and reported by the industry are significantly inadequate. The estimated accident year combined ratio in 1999 was about 135% for the national workers' compensation industry and about 150% for the California workers' compensation industry, including a 1999 accident year loss ratio of about 110%.

Zenith's inforce workers' compensation premiums decreased consistently in the several years ended December 31, 1999 as a result of Zenith's endeavors during that period to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. In the first six months of 2000, competitive pricing conditions improved in California and Zenith has steadily increased its inforce premiums in California by about 30% during this period. Outside of California, where competition and pricing are improving only moderately and only in certain geographical areas, Zenith's inforce premiums remain approximately unchanged in the first six months of 2000. As a result, premiums earned in the Workers' Compensation Operations increased in the three months ended June 30, 2000 compared to the corresponding period in 1999 and were relatively unchanged in the six months ended June 30, 2000 compared to the corresponding period in 1999.

Underwriting losses in the workers' compensation operations increased in the three and six months ended June 30, 2000 compared to the corresponding periods in 1999 principally as a result of higher loss ratios in 2000. The severity of claims in Zenith's Workers' Compensation Operations has been increasing over the past two years, offset partially by a decrease in frequency of claims and such trends have been recognized in the estimation of Zenith's reserves for unpaid losses and in its premium rates. However, in the second quarter of 2000, Zenith increased its estimate of the impact of increasing claim severity. As a result, Zenith increased its estimate of California losses for prior years, principally for 1999, by about $4.5 million in the second quarter of 2000. Also in the second quarter, Zenith increased its estimate of its national workers' compensation loss ratio for 2000 by about five percentage points from about 65% to 70%. Recent analyses of industry data by the NCCI and WCIRB also indicate deterioration of previous estimates of losses incurred for the 1999 year, but industry data indicates greater deterioration than Zenith's.

In California, Zenith has filed for workers' compensation rate increases of approximately 10% effective September 1, 2000. Elsewhere, Zenith is continuing to monitor trends in loss costs and will take appropriate action on rates when necessary. Zenith expects that the profitability of its Workers' Compensation Operations will be dependent upon general levels of competition, industry pricing and management's ability to estimate the impact of any continuing adverse claim severity trends on the adequacy of loss reserves and premium rates.

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

REINSURANCE

The underwriting results in the Reinsurance Operations for the three and six months ended June 30, 2000 were adversely impacted by $13.0 million and $18.5 million of catastrophe losses before tax, respectively, as compared to catastrophe losses of $4.2 million and $6.1 million for the corresponding periods in 1999, respectively. Catastrophe losses in 2000 were attributable to increased estimates of losses that occurred in 1999, in particular the storms at the end of December 1999 in France. In addition to the French storms, 1999 was characterized by frequent, global catastrophes of a moderate size, compared to 1998 in which Hurricane Georges, a large individual event, contributed a significant portion of Zenith's catastrophe losses in 1998 and 1999. Estimates of the impact of the 1999 catastrophes on Zenith's Reinsurance Operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

REAL ESTATE OPERATIONS

The Real Estate Operations recognized total revenues for the three and six months ended June 30, 2000 of $22.1 million and $38.5 million, respectively, as compared to total revenues of $14.4 million and $25.2 million, respectively, for the corresponding periods in 1999. Revenues for the three and six months ended June 30, 2000 benefited from an increase in the number of home sales and a higher average selling price compared to the corresponding periods in 1999 (number of sales were 127 and 245 for the three and six months ended June 30, 2000, respectively, compared to 109 and 222, respectively, for the corresponding periods in 1999). Construction in progress, including undeveloped land, was $94.8 million and $87.9 million at June 30, 2000 and December 31, 1999, respectively.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENTS

The change in the carrying value of Zenith's investment portfolio in 2000 was as follows:

--------------------------------------------------------------------------------- -------------- --------------------
(In thousands)
--------------------------------------------------------------------------------- -------------- --------------------
Carrying value at the beginning of the year                                                             $ 901,734
  Purchases at cost                                                                                       129,393
  Maturities and redemptions                                                                              (26,746)
  Proceeds from sales of investments                                                                     (130,798)
  Net realized gains                                                                                          666
  Change in unrealized gains and losses, net                                                              (12,829)
  Net change in short-term investments                                                                    (62,401)
  Net accretion of bonds and preferred stocks and other changes                                             1,438
--------------------------------------------------------------------------------- -------------- --------------------
Carrying value at June 30, 2000                                                                         $ 800,457
--------------------------------------------------------------------------------- -------------- --------------------

Zenith's investment portfolio decreased in the six months ended June 30, 2000 principally to fund the use of cash in operations and the repurchases of outstanding debt described below.

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

Bonds with an investment grade rating represented 93% and 95% of the carrying values of bonds at June 30, 2000 and December 31, 1999, respectively. The average maturity of the investment portfolio was 5.9 years at June 30, 2000 and
5.7 years at December 31, 1999.

The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

--------------------------------------------- ----------------------------------- ----------------------------------
                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                     2000              1999              2000             1999
--------------------------------------------- ----------------- ----------------- ----------------- ----------------
Investment yield before tax                          6.0%              5.4%                 6.0%              5.4%
Investment yield after tax                           3.9%              3.6%                 3.9%              3.6%
--------------------------------------------- ----------------- ----------------- ---------------- -----------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At June 30, 2000 and December 31, 1999, 96% of Zenith's portfolio of fixed maturity investments, including short-term investments, was classified as available-for-sale with the unrealized appreciation or depreciation recorded as a separate component of stockholders' equity. The change in fair value of fixed maturity investments classified as available-for-sale resulted in a decrease in stockholders' equity of $5.2 million after deferred tax from December 31, 1999 to June 30, 2000. The unrealized loss on held-to-maturity and available-for-sale fixed maturity investments were as follows:

             --------------------------------- --------------------- -------------------------------
                                                  HELD-TO-MATURITY          AVAILABLE-FOR-SALE
             (In thousands)                          Before Tax         Before Tax      After Tax
             --------------------------------- --------------------- --------------- ---------------
             At June 30, 2000                          $(423)           $(37,721)       $(24,519)
             At December 31, 1999                       (340)            (29,698)        (19,304)
             --------------------------------- --------------------- --------------- ---------------

When, in the opinion of management, a decline in the fair value of an investment is considered to be "other than temporary", such investment is written down to its net realizable value. The determination of "other than temporary" includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. During the three and six months ended June 30, 2000, there were $3.4 million and $4.1 million, respectively, of such write-downs.

PARENT

The six months ended June 30, 2000 include $1.8 million of severance costs incurred in the first quarter associated with the termination provisions of an employment contract of a company officer.

LIQUIDITY AND CAPITAL RESOURCES

The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums and in certain periods in which disbursements for claims and benefits, current acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty and the P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short term investments to provide adequate cash for the payment of claims. At June 30, 2000 and December 31, 1999, cash and short term investments in the P&C Operations amounted to $64.1 million and $92.1 million, respectively.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the six months ended June 30, 2000, payment of income taxes for 1999, including $56.0 million associated with the gain on sale of CalFarm, reduced cash flow from operations. In the corresponding period in 1999, $53.7 million of cash was used to pay the balance of the purchase price for the RISCORP Acquisition and net proceeds of approximately $211.0 million were received from Nationwide Mutual Insurance Company in connection with the sale of CalFarm.

Zenith National requires cash to pay any dividends declared to its stockholders, pay interest and principal on its outstanding debt obligations and pay its operating expenses. Such cash requirements are generally funded in the long run by dividends paid to Zenith National from Zenith Insurance and financing or refinancing activities by Zenith National. In 1999, Zenith National received $130.0 million of such dividend payments, including a dividend of $100.0 million paid from the gain on the sale of CalFarm and with the prior approval of the California Department of Insurance. As a result of such dividend payments in 1999, Zenith National has available cash and short-term investments, which currently significantly exceed its short-term cash requirements. Zenith National's cash and short-term investments amounted to $70.2 million and $103.4 million at June 30, 2000 and December 31, 1999, respectively. Investment income from such investment portfolio also provides a current source of cash to Zenith National.

The level of capital in the P&C Operations is maintained relative to standardized capital adequacy measures such as risk based capital where ratios such as net premiums written to statutory surplus measure capital adequacy. Risk based capital is used by regulators for regulatory financial surveillance purposes and by rating agencies to assign financial strength ratings to the P&C Operations and ratings for the debt issued by Zenith National. From time to time, the level of capitalization of the P&C Operations may be increased by contributions from Zenith National, for example to support an acquired business such as the RISCORP Acquisition in 1998, or reduced through an approved dividend payment such as the dividend in 1999 that followed the sale of CalFarm. In the first quarter of 2000, Zenith's financial strength and debt ratings were reduced by Moody's and Standard & Poor's ("S&P"), principally over concerns about continuing operating losses in the P&C Operations. In August 2000, S&P affirmed its ratings of Zenith, but changed its outlook for Zenith to "negative" and Moody's also changed its outlook for Zenith to "negative" at the same time making no changes to Zenith's ratings. Both rating agencies cited continuing concerns about Zenith's operating performance. In the second quarter of 2000,
A. M. Best Company reduced the rating of the P&C Operations from A+ (Superior) to A (Excellent). The actions of such rating agencies have had no material impact on Zenith's operations. Because of the available cash and short-term investments and available lines of credit in Zenith National, Zenith National has the flexibility, if necessary, to contribute capital to the P&C Operations.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At June 30, 2000, Zenith National was authorized to repurchase up to 938,000 shares of its common stock pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. On February 25, 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Notes and $8.0 million aggregate liquidation amount of the outstanding Redeemable Securities. Zenith National used its available cash balances to fund these purchases.

At June 30, 2000, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, all of which was available at June 30, 2000. Under these agreements, certain restrictive covenants apply, including the maintenance of certain financial ratios.

The Real Estate Operations maintain certain bank credit facilities to provide financing for development and construction of single-family residences for sale. At June 30, 2000 and December 31, 1999, $17.8 million and $17.7 million, respectively, was outstanding with respect to the borrowing. The Real Estate Operations are obligated under various loans and notes payable arising from the purchase of several parcels of property. The balance outstanding with respect to these loans and notes was $2.6 million and $2.5 million at June 30, 2000 and December 31, 1999, respectively. Zenith National also finances the land acquisitions of its Real Estate Operations through inter-company loans.

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. (Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC.) The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC established January 1, 2001 as the effective date of the Codification.

The California Department of Insurance has adopted the Codification. Zenith believes that the Codification, as currently constituted, will not have a material impact on the statutory capital and surplus of the P&C Operations.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about financial instruments as of June 30, 2000 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates and interest.

------------------------------------- -----------------------------------------------------------------------------------------
                                                                       Expected Maturity Date
                                      -----------------------------------------------------------------------------------------
(In thousands)                           2000         2001         2002         2003         2004      Thereafter     Total
------------------------------------- ------------ ------------ ------------ ------------ ------------ ----------- ------------
Fixed maturity investments:
 Held-to-maturity and
  available-for-sale securities:
   Fixed rate                            $ 16,429     $117,363      $77,264      $43,924      $34,614    $316,450     $606,044
   Weighted average interest rate             6.6%         6.6%         6.9%        10.1%         8.1%        8.7%         8.1%
 Trading securities:
  Fixed rate                                          $  2,921                                                        $  2,921
  Weighted average interest rate                           7.7%                                                            7.7%

Short-term investments                   $119,171                                                                     $119,171

Debt and interest obligations:
 Payable to banks and other
  notes payable                            13,752     $  6,000      $ 1,647      $    34      $   406                   21,839
 Senior notes payable                       2,812        5,625       65,313                                             73,750
 Redeemable securities                      2,865        5,729        5,729        5,729        5,729    $204,496      230,277
------------------------------------- ------------ ------------ ------------ ------------ ------------ ----------- ------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders' Meeting of Zenith National was held on May 18, 2000. The election of Directors was presented to a vote of the Stockholders. The tabulation of votes for the nominees, all of whom were elected, follows:

         ---------------------------------------------------------------------------------------------------
                      DIRECTOR                             VOTES FOR                        VOTES WITHHELD
         ---------------------------------------------------------------------------------------------------
         Max M. Kampelman                                 14,681,026                             13,053
         Robert J. Miller                                 14,678,218                             15,861
         Leon E. Panetta                                  14,674,565                             19,514
         William S. Sessions                              14,681,246                             12,833
         Harvey J. Silbert                                14,505,155                            188,924
         Gerald Tsai, Jr.                                 14,681,746                             12,333
         Michael Wm. Zavis                                14,677,137                             16,942
         Stanley R. Zax                                   14,680,665                             13,414
         ---------------------------------------------------------------------------------------------------

With respect to the election of Directors, there were no votes cast against any Directors, no abstentions and no broker non-votes.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

PART II, OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


3.1      Certificate of Incorporation of Zenith National Insurance Corp., dated
         May 28, 1971.

3.2      Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated September 12, 1977.

3.3      Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated May 31, 1979.

3.4      Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated June 6, 1983.

3.5      Certificate of Designation of Zenith National Insurance Corp., dated
         September 10, 1985.

3.6      Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated November 22, 1985.

3.7      Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated May 19, 1987.

3.8      Certificate of Change of Address of Registered Office and of Registered
         Agent of Zenith National Insurance Corp., dated October 10, 1989.

3.9      By-laws of Zenith National Insurance Corp., as currently in effect
         (incorporated by reference to Exhibit 3.3 to Zenith National Insurance
         Corp.'s Annual Report on Form 10-K for the year ended December 31,
         1999).

10.1     Certificate of Amendment to Certificate of Trust of Zenith National
         Insurance Capital Trust I, dated March 1, 2000.

10.2     Promissory Note, dated July 3, 2000, from Zenith National Insurance
         Corp. to City National Bank.

10.3 Sixth Amendment to Credit Agreement, dated as of July 18, 2000, between Zenith National Insurance Corp. and Bank of America, N. A.

11       Statement re computation of per share earnings. (Note 2 to Consolidated
         Financial Statements (Unaudited) included in Item 1 of Part I of this
         Quarterly Report on Form 10-Q is incorporated herein by reference.)

27       Financial data schedule


(b) Reports on Form 8-K

         Zenith filed no Current Reports on Form 8-K during the quarter ended June 30, 2000.

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

                                            ZENITH NATIONAL INSURANCE CORP.
                                            Registrant


Date:    August 11, 2000                    /s/ STANLEY R. ZAX
                                            ------------------------------------
                                            Stanley R. Zax
                                            Chairman of the Board and President
                                             (Principal Executive Officer)


Date:    August 11, 2000                    /s/ WILLIAM J. OWEN
                                            ------------------------------------
                                            William J. Owen
                                            Senior Vice President
                                             & Chief Financial Officer
                                             (Principal Accounting Officer)