Form 10-Q
period 2000-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2000-11-13
CIK 109261

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000


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

                   Yes [ X ]                          No [ ]


At November 2, 2000, there were 17,203,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 8,009,000 shares of treasury stock.

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


---------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,      December 31,
(In thousands)                                                                               2000               1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS:
Investments:
    Fixed maturities:
      At amortized cost (fair value $25,012 in 2000 and $27,186 in 1999)              $          25,172 $           27,526
      At fair value (cost $598,052 in 2000 and $657,129 in 1999)                                573,511            627,375
    Floating rate preferred stocks, at fair value (cost $6,799 in 2000 and
      1999)                                                                                       5,790              6,420
    Convertible and non-redeemable preferred stocks, at fair value (cost
      $3,733 in 2000 and $4,300 in 1999)                                                          3,200              3,405
    Common stocks, at fair value (cost $33,565 in 2000 and $25,428 in 1999)                      32,879             25,634
    Short-term investments (at cost, which approximates fair value)                             116,893            179,748
    Other investments                                                                            32,853             31,626
                                                                                        ----------------  -----------------
         Total investments                                                                      790,298            901,734
Cash                                                                                             26,727             15,714
Accrued investment income                                                                        11,026             11,832
Premiums receivable, less allowance for doubtful accounts of $9,968 in
    2000 and $10,172 in 1999                                                                     74,730             74,586
Receivable from reinsurers and state trust funds for paid and unpaid losses                     307,306            343,671
Deferred policy acquisition costs                                                                10,041              7,892
Deferred tax asset                                                                               37,081             34,601
Current federal income tax receivable                                                            22,540
Properties and equipment, less accumulated depreciation                                          50,075             54,981
Intangible assets                                                                                22,641             23,207
Other assets                                                                                    107,752            105,568
                                                                                        ----------------  -----------------
         TOTAL ASSETS                                                                 $       1,460,217 $        1,573,786
                                                                                        ================  =================



           (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,      December 31,
(In thousands)                                                                                      2000               1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
LIABILITIES:
Policy liabilities and accruals:
    Unpaid loss and loss adjustment expenses                                                      $    870,988        $   880,929
    Unearned premiums                                                                                   58,609             50,906
Policyholders' dividends accrued                                                                         4,322              3,375
Reserves on loss portfolio transfers                                                                    14,913             17,658
Payable to banks and other notes payable                                                                18,934             20,238
Senior notes payable, less unamortized issue costs of $150 in 2000
    and $283 in 1999 (Note 6)                                                                           58,350             74,717
Federal income tax payable                                                                                                 23,793
Other liabilities                                                                                       59,177             74,214
                                                                                               ----------------  -----------------
         TOTAL LIABILITIES                                                                           1,085,293          1,145,830
                                                                                               ----------------  -----------------

REDEEMABLE SECURITIES:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith
    National Insurance Capital Trust I, holding solely 8.55% Subordinated
    Deferrable Interest Debentures due 2028 of Zenith National Insurance Corp.,
    less unamortized issue cost and discount of $1,394 in 2000 and $1,603 in 1999 (Note 6)              65,606             73,397
                                                                                               ----------------  -----------------

Commitments and contingent liabilities (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par - shares authorized 1,000; issued and outstanding, none in 2000 and 1999
Common stock, $1 par - shares authorized 50,000; issued 25,212,
    outstanding 17,203 in 2000; issued 25,157, outstanding 17,150 in 1999                               25,212             25,157
Additional paid-in capital                                                                             276,091            274,897
Retained earnings                                                                                      176,136            225,229
Accumulated other comprehensive loss - net unrealized depreciation on
    investments, net of deferred tax benefit of $9,346 in 2000 and $10,768 in 1999                     (17,357)           (19,998)
                                                                                               ----------------  -----------------
                                                                                                       460,082            505,285
Treasury stock at cost (8,009 shares in 2000 and 8,007 shares in 1999)                                (150,764)          (150,726)
                                                                                               ----------------  -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                    309,318            354,559
                                                                                               ----------------  -----------------

         TOTAL LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY                        $  1,460,217       $  1,573,786
                                                                                               ================  =================


The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



-------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended           Nine Months Ended
                                                                              September 30,                September 30,
(In thousands, except per share data)                                     2000           1999           2000          1999
-------------------------------------------------------------------------------------------------------------------------------

REVENUES:
Premiums earned                                                       $    87,692    $    87,110     $ 243,137    $     298,664
Net investment income                                                      12,861         14,229        39,422           40,500
Realized (losses) gains on investments                                    (10,913)         2,322       (10,247)           6,387
Real estate sales                                                          23,278         14,034        61,811           39,240
Service fee income                                                                           802                          2,346
                                                                      -------------  -------------   -----------  -------------
      Total revenues                                                      112,918        118,497       334,123          387,137

EXPENSES:
Loss and loss adjustment expenses incurred                                 81,143        116,563       248,734          288,036
Policy acquisition costs                                                   16,037         13,165        44,308           53,999
Other underwriting and operating expenses (Note 5)                         10,677         31,813        34,219           64,828
Policyholders' dividends and participation                                    217           (954)        1,241              (12)
Real estate construction and operating costs                               21,963         13,446        57,601           36,835
Interest expense                                                            1,317          2,141         4,414            6,277
                                                                      -------------  -------------   -----------  -------------
      Total expenses                                                      131,354        176,174       390,517          449,963
Gain on sale of CalFarm Insurance Company                                                                               160,335
                                                                      -------------  -------------   -----------  -------------
    (Loss) income before federal income tax (benefit)
      expense and extraordinary item                                      (18,436)       (57,677)      (56,394)          97,509
Federal income tax (benefit) expense, including expense of
    $56,000 related to the sale of CalFarm Insurance
    Company in the nine months ended September 30, 1999                    (6,216)       (20,377)      (19,201)          33,809
                                                                      -------------  -------------   -----------  -------------
      Net (loss) income before extraordinary item                         (12,220)       (37,300)      (37,193)          63,700
Extraordinary item - gain on extinguishment of debt,
    net of federal income tax expense of $10 in the three months
    and $534 in the nine months of 2000 (Note 6)                               20                          993
                                                                      -------------  -------------   -----------  -------------
        NET (LOSS) INCOME                                             $   (12,200)   $   (37,300)    $ (36,200)   $      63,700
                                                                      =============  =============   ===========  =============

NET (LOSS) INCOME PER COMMON SHARE (NOTE 2) -
Basic:
    Net (loss) income before extraordinary item                       $     (0.71)   $     (2.17)    $   (2.16)   $        3.71
    Extraordinary item - gain on extinguishment of debt,
      net of federal income tax expense                                                                   0.05
                                                                      -------------  -------------   -----------  -------------
    Net (loss) income                                                 $     (0.71)   $     (2.17)    $   (2.11)   $        3.71
                                                                      =============  =============   ===========  =============

Diluted:
    Net (loss) income before extraordinary item                       $     (0.71)   $     (2.17)    $   (2.16)   $        3.71
    Extraordinary item - gain on extinguishment of debt,
      net of federal income tax expense                                                                   0.06
                                                                      -------------  -------------   -----------  -------------
    Net (loss) income                                                 $     (0.71)   $     (2.17)    $   (2.10)   $        3.71
                                                                      =============  =============   ===========  =============

Disclosure regarding comprehensive (loss) income:
Net (loss) income                                                     $   (12,200)   $   (37,300)    $ (36,200)   $      63,700
Change in unrealized depreciation on investments                           10,980         (8,793)        2,641          (23,110)
                                                                      -------------  -------------   -----------  -------------
Comprehensive income (loss)                                           $    (1,220)   $   (46,093)    $ (33,559)   $      40,590
                                                                      =============  =============   ===========  =============


     The accompanying notes are an integral part of this financial statement.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                                  September 30,
(In thousands)                                                                               2000               1999
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Premiums and service fee income collected                                            $      258,403     $      316,259
   Investment income received                                                                   38,183             38,084
   Proceeds from sales of real estate                                                           61,811             39,240
   Loss and loss adjustment expenses paid                                                     (220,449)          (251,323)
   Underwriting and other operating expenses paid                                              (87,407)          (104,286)
   Real estate construction costs paid                                                         (55,534)           (46,574)
   Reinsurance premiums paid                                                                    (7,440)           (29,320)
   Interest paid                                                                               (10,509)            (9,584)
   Income taxes paid                                                                           (31,518)            (2,830)
                                                                                        ----------------   ---------------
     Net cash used in operating activities                                                     (54,460)           (50,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments:
     Investment securities available-for-sale                                                 (143,791)          (349,081)
     Other investments                                                                          (3,872)            (8,306)
   Proceeds from maturities and redemptions of investments:
     Fixed maturities held-to-maturity                                                           2,321              6,371
     Investment securities available-for-sale                                                   30,275             87,276
   Proceeds from sales of investments:
     Investment securities available-for-sale                                                  154,726            189,844
     Other investments                                                                           2,307              6,285
   Net change in short-term investments                                                         65,545             (5,047)
   Cash payment to RISCORP                                                                                        (54,308)
   Net proceeds from sale of CalFarm Insurance Company                                                            211,068
   Capital expenditures and other, net                                                          (6,311)           (11,021)
                                                                                        ----------------   ---------------
     Net cash provided by investing activities                                                 101,200             73,081

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of redeemable securities (Note 6)                                                 (6,164)
   Repurchase of senior notes payable (Note 6)                                                 (16,585)
   Cash advanced from bank construction loans                                                   57,430             40,433
   Cash repaid on bank construction loans                                                      (58,690)           (35,253)
   Cash advanced from bank lines of credit                                                                          7,400
   Cash repaid on bank lines of credit                                                                            (12,400)
   Cash dividends paid to common stockholders                                                  (12,880)           (12,865)
   Proceeds from exercise of stock options                                                       1,200              3,625
   Purchase of treasury shares                                                                     (38)            (3,126)
                                                                                        ----------------   ---------------
     Net cash used in financing activities                                                     (35,727)           (12,186)
                                                                                        ----------------   ---------------
   Net increase in cash                                                                         11,013             10,561
   Cash at beginning of period                                                                  15,714              1,998
                                                                                        ----------------   ---------------
       CASH AT END OF PERIOD                                                            $       26,727     $       12,559
                                                                                        ================   ===============


          (continued)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended
                                                                                        September 30,
(In thousands)                                                                       2000           1999
-------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                                 $   (36,200)  $     63,700

Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization                                                       4,296          6,716
    Realized gain on sale of CalFarm Insurance Company                                              (160,335)
    Realized losses (gains) on investments                                             10,247         (6,387)
    Gain on extinguishment of debt (Note 6)                                            (1,527)
    Amortization of deferred gain on retroactive reinsurance contract                  (6,255)        (9,000)
    Decrease (increase) in:
      Premiums receivable                                                                (144)        11,604
      Receivable from reinsurers and state trust funds on paid and
        unpaid losses                                                                  36,365        (13,663)
      Real estate construction in progress and land held for development               (5,044)       (14,422)
    Increase (decrease) in:
      Unpaid loss and loss adjustment expenses                                         (9,941)        43,884
      Unearned premiums                                                                 7,703         (9,151)
      Policyholders' dividends accrued                                                    947         (1,749)
      Federal income tax                                                              (50,186)        30,992
      Other                                                                            (4,721)         7,477
                                                                                  ------------  -------------
      NET CASH USED IN OPERATING ACTIVITIES                                       $   (54,460)  $    (50,334)
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

Net charges in the third quarter of 1999 of $50.0 million before tax ($32.5 million after tax, or $1.89 per share) associated with an increase in the net liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP (see Notes 3 and 4) affect the comparability of the three and nine months ended September 30, 2000 compared to the corresponding periods in 1999. The sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, effective March 31, 1999 affects the comparability of the nine months ended September 30, 2000 to the corresponding period in 1999. CalFarm operated Zenith's Other Property-Casualty Operations.


NOTE 2.  EARNINGS AND DIVIDENDS PER SHARE

-------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
(In thousands, except per share data)                              2000          1999           2000           1999
-------------------------------------------------------------------------------------------------------------------------
(A)             Net (loss) income                                  $(12,200)     $(37,300)       $(36,200)       $63,700
-------------------------------------------------------------------------------------------------------------------------
(B)             Weighted average outstanding
                    shares during the period                         17,203        17,188          17,182         17,155
                Additional common shares issuable
                     under employee stock option plans
                     using the treasury stock method                     35             9              34             14
-------------------------------------------------------------------------------------------------------------------------
(C)                  Weighted average number of common
                     shares outstanding assuming
                     exercise of stock options                       17,238        17,197          17,216         17,169
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                Net (loss) income per common share -
(A)/(B)            Basic                                           $  (0.71)    $   (2.17)       $  (2.11)       $  3.71
(A)/(C)            Diluted                                            (0.71)        (2.17)          (2.10)          3.71
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                Dividends per common share                             0.25          0.25            0.75           0.75
-------------------------------------------------------------------------------------------------------------------------

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

Zenith Insurance and RISCORP entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that could have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. Zenith is unable to predict the outcome of this litigation.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3. CONTINGENT LIABILITIES (CONTINUED)

CONTINGENCIES SURROUNDING RECOVERABILITY OF STATE DISABILITY TRUST FUND RECEIVABLES

In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries". Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At September 30, 2000 and December 31, 1999, the receivable from the Fund was $32.2 million and $37.0 million, respectively.

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


NOTE 4. RISCORP-RELATED ADJUSTMENT

In October of 1999, Zenith Insurance completed a review of the liabilities for unpaid losses and loss adjustment expenses in its Southeast Operations, which principally consists of the operations acquired from RISCORP. The review was conducted with assistance from independent actuarial consultants. As a result of the review, Zenith Insurance recorded, in the third quarter of 1999, net charges of $50.0 million before tax ($32.5 million after tax) associated with an increase in the estimated net liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP. See Note 11 of the Notes to Consolidated Financial Statements included in the Zenith Annual Report on Form 10K for the year ended December 31, 1999 for a full description of the RISCORP-Related Adjustment recorded in 1999.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5. TERMINATION COSTS

The nine months ended September 30, 2000 include $1.8 million before tax of severance costs incurred in the first quarter associated with the termination provisions of an employment contract of a company officer.


NOTE 6. EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

In 2000, Zenith National paid $22.8 million to repurchase $16.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 (the "9% Notes") and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities (the "Redeemable Securities") of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases resulted in an extraordinary gain before tax of $1.5 million, principally in the first quarter. Zenith National used its available cash balances to fund these purchases.


NOTE 7.  RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires, among other things, that companies record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives will be required to be recorded each period in current earnings or other comprehensive income, depending on the nature of the derivative. Zenith believes that adoption of SFAS No. 133 will not have a material effect on its results of operations or financial position.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 8.  SEGMENT INFORMATION

Segment information is set forth below:


------------------------------------------------------------------------------------------------------------------------------------
                                                         Other                        Real
                                        Workers'       Property-                     Estate
(Dollars in thousands)                Compensation   Casualty (1)   Reinsurance    Operations   Investments    Parent        Total
------------------------------------------------------------------------------------------------------------------------------------
                                             For the Nine Months Ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
Premiums earned                           $216,045                      $27,092                                           $ 243,137
Net investment income                                                                            $  39,422                   39,422
Realized losses on investments                                                                     (10,247)                 (10,247)
Real estate sales                                                                   $ 61,811                                 61,811
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                        216,045                       27,092       61,811        29,175                  334,123
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                                               $ (4,414)     (4,414)
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income
  tax and extraordinary item               (66,629)                     (14,003)       4,210        29,175       (9,147)    (56,394)
Federal income tax (benefit)
  expense                                  (22,563)                      (4,742)       1,473         9,832       (3,201)    (19,201)
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income before
  extraordinary item                       (44,066)                      (9,261)       2,737        19,343       (5,946)    (37,193)
Extraordinary item - gain on
  extinguishment of debt (net
  of income tax of $534)                                                                                            993         993
------------------------------------------------------------------------------------------------------------------------------------
     Net (loss) income                     (44,066)                      (9,261)       2,737        19,343       (4,953)    (36,200)
------------------------------------------------------------------------------------------------------------------------------------
Combined ratios                              130.8%                       151.7%                                              133.2%
------------------------------------------------------------------------------------------------------------------------------------
Total assets                              $502,753                      $31,032     $ 91,814     $ 828,051     $  6,567  $1,460,217
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                             For the Nine Months Ended September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
Premiums earned                           $217,461       $ 54,108       $27,095                                          $  298,664
Net investment income                                                                            $  40,500                   40,500
Realized gains on investments                                                                        6,387                    6,387
Real estate sales                                                                    $39,240                                 39,240
Service fee income                           2,346                                                                            2,346
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                        219,807         54,108        27,095       39,240        46,887                  387,137
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                                               $ (6,277)     (6,277)
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income
  tax and gain on sale of                                     (22)       (2,447)       2,406        46,887       (9,276)    (62,826)
  CalFarm                                 (100,374)
Gain on sale of CalFarm
  before income tax                                       160,335                                                           160,335
Federal income tax (benefit)
  expense                                  (34,590)        55,993          (830)         842        15,640       (3,246)     33,809
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                          (65,784)       104,320        (1,617)       1,564        31,247       (6,030)     63,700
------------------------------------------------------------------------------------------------------------------------------------
Combined ratios                              146.2%         100.0%        109.0%                                              134.4%
------------------------------------------------------------------------------------------------------------------------------------
Total assets                              $558,826                      $30,137     $ 81,663     $ 948,833     $  9,532  $1,628,991
------------------------------------------------------------------------------------------------------------------------------------

(1) The Other Property-Casualty Operations were operated by CalFarm which was sold, effective March 31, 1999.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as EXPECT, ANTICIPATE, BELIEVE, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following: 1) heightened competition, particularly intense price competition;
(2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; and (7) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

OVERVIEW

The comparative components of net (loss) income after tax are set forth in the following table:

-----------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                  September 30,
(In thousands)                                                         2000           1999            2000           1999
-----------------------------------------------------------------------------------------------------------------------------
Net investment income                                               $  8,473        $  9,546       $ 26,003        $ 27,095
Realized (losses) gains on investments                                (7,093)          1,510         (6,660)          4,152
-----------------------------------------------------------------------------------------------------------------------------
Sub-total                                                              1,380          11,056         19,343          31,247
-----------------------------------------------------------------------------------------------------------------------------
Property-casualty underwriting results:
     Loss excluding catastrophes                                     (11,721)        (11,018)       (40,002)        (27,831)
     Catastrophe losses                                               (1,300)         (3,120)       (13,325)         (7,085)
     RISCORP-Related Adjustment                                                      (32,500)                       (32,500)
-----------------------------------------------------------------------------------------------------------------------------
Property-casualty underwriting loss                                  (13,021)        (46,638)       (53,327)        (67,416)
-----------------------------------------------------------------------------------------------------------------------------
Income from Real Estate Operations                                       856             383          2,737           1,564
Interest expense                                                        (856)         (1,392)        (2,869)         (4,080)
Parent expenses                                                         (579)           (709)        (3,077)         (1,950)
-----------------------------------------------------------------------------------------------------------------------------
Net loss before gain on sale of CalFarm Insurance
     Company and extraordinary item                                  (12,220)        (37,300)       (37,193)        (40,635)
Gain on sale of CalFarm Insurance Company                                                                           104,335
Extraordinary item - gain on extinguishment of debt                       20                            993
-----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                   $(12,200)       $(37,300)      $(36,200)       $ 63,700
-----------------------------------------------------------------------------------------------------------------------------


                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net charges in the third quarter of 1999 of $50.0 million before tax ($32.5 million after tax, or $1.89 per share) associated with an increase in the net liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP (the "RISCORP-Related Adjustment") affect the comparability of the three and nine months ended September 30, 2000 compared to the corresponding periods in 1999. The sale of CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company ("Zenith Insurance"), a wholly-owned subsidiary of Zenith National, effective March 31, 1999 affects the comparability of the nine months ended September 30, 2000 to the corresponding period in 1999. CalFarm operated Zenith's Other Property-Casualty Operations.

The comparative results of the property-casualty operations (the "P&C Operations") before tax were as follows:


                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
(Dollars in thousands)                                             2000             1999            2000            1999
------------------------------------------------------------------------------------------------------------------------------
Premiums earned:
     Workers' Compensation:
        California                                                  $  36,472        $  25,652      $  97,397       $  81,795
        Outside California                                             40,987           52,042        118,648         135,666
                                                              ---------------- ---------------- -------------- ---------------
           Total Workers' Compensation                                 77,459           77,694        216,045         217,461
     Other Property-Casualty                                                                                           54,108
     Reinsurance                                                       10,233            9,416         27,092          27,095
                                                              ---------------- ---------------- -------------- ---------------
              Total                                                 $  87,692        $  87,110      $ 243,137       $ 298,664
                                                              ================ ================ ============== ===============

Underwriting (loss) income before tax:
     Workers' Compensation                                          $ (19,556)       $ (70,506)     $ (66,629)      $(100,374)
     Other Property-Casualty                                                                                              (22)
     Reinsurance                                                           63           (1,081)       (14,003)         (2,447)
                                                              ---------------- ---------------- -------------- ---------------
              Total                                                 $ (19,493)       $ (71,587)     $ (80,632)      $(102,843)
                                                              ================ ================ ============== ===============

Combined loss and expense ratios:
     Workers' Compensation:
        Loss and loss adjustment expenses                                93.9%           138.5%          97.8%          104.2%
        Underwriting expenses                                            31.3%            52.2%          33.0%           42.0%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                            125.2%           190.7%         130.8%          146.2%

     Other Property-Casualty:
        Loss and loss adjustment expenses                                                                                66.5%
        Underwriting expenses                                                                                            33.5%
                                                                                                               ---------------
              Combined ratio                                                                                            100.0%

     Reinsurance:
        Loss and loss adjustment expenses                                82.4%            94.6%         138.1%           93.9%
        Underwriting expenses                                            17.0%            16.9%          13.6%           15.1%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                             99.4%           111.5%         151.7%          109.0%
Total:
     Loss and loss adjustment expenses                                   92.6%           133.8%         102.3%           96.4%
     Underwriting expenses                                               29.6%            48.4%          30.9%           38.0%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                            122.2%           182.2%         133.2%          134.4%
                                                              ================ ================ ============== ===============


                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The comparative results of the P&C Operations before tax and excluding the RISCORP-Related Adjustment were as follows:


------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
(Dollars in thousands)                                             2000             1999            2000            1999
------------------------------------------------------------------------------------------------------------------------------
Premiums earned:
     Workers' Compensation:
        California                                                  $  36,472        $  25,652      $  97,397       $  81,795
        Outside California                                             40,987           45,442        118,648         129,066
                                                              ---------------- ---------------- -------------- ---------------
           Total Workers' Compensation                                 77,459           71,094        216,045         210,861
     Other Property-Casualty                                                                                           54,108
     Reinsurance                                                       10,233            9,416         27,092          27,095
                                                              ---------------- ---------------- -------------- ---------------
              Total                                                 $  87,692        $  80,510      $ 243,137       $ 292,064
                                                              ================ ================ ============== ===============

Underwriting (loss) income before tax:
     Workers' Compensation                                          $ (19,556)       $ (20,506)     $ (66,629)      $ (50,374)
     Other Property-Casualty                                                                                              (22)
     Reinsurance                                                           63           (1,081)       (14,003)         (2,447)
                                                              ---------------- ---------------- -------------- ---------------
              Total                                                 $ (19,493)       $ (21,587)     $ (80,632)      $ (52,843)
                                                              ================ ================ ============== ===============

Combined loss and expense ratios:
     Workers' Compensation:
        Loss and loss adjustment expenses                                93.9%            90.9%          97.8%           87.1%
        Underwriting expenses                                            31.3%            37.9%          33.0%           36.8%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                            125.2%           128.8%         130.8%          123.9%

     Other Property-Casualty:
        Loss and loss adjustment expenses                                                                               66.5%
        Underwriting expenses                                                                                           33.5%
                                                                                                               ---------------
              Combined ratio                                                                                           100.0%

     Reinsurance:
        Loss and loss adjustment expenses                                82.4%            94.6%         138.1%           93.9%
        Underwriting expenses                                            17.0%            16.9%          13.6%           15.1%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                             99.4%           111.5%         151.7%          109.0%

Total:
     Loss and loss adjustment expenses                                   92.6%            91.4%         102.3%           83.9%
     Underwriting expenses                                               29.6%            35.4%          30.9%           34.2%
                                                              ---------------- ---------------- -------------- ---------------
              Combined ratio                                            122.2%           126.8%         133.2%          118.1%
                                                              ================ ================ ============== ===============

Results of the P&C Operations are being adversely impacted by intense competition and increasing average claim costs, or severity of losses, in the Workers' Compensation Operations and by adverse development of estimates of the impact of 1999 catastrophe losses in the Reinsurance Operations.

             ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WORKERS' COMPENSATION

Following is a discussion of results of the Workers' Compensation Operations as set forth on page 14 excluding the impact of the RISCORP-Related Adjustment in the three and nine months ended September 30, 1999.

Intense competition and inadequate premium rates are adversely affecting the national workers' compensation industry. Industry data indicates a national trend of increasing claims severity. To date, premium rates have not kept pace with the trend of increasing severity. Industry organizations such as the National Council on Compensation Insurance, Inc. and the California Workers' Compensation Insurance Rating Bureau have reported that their analyses of the data show that the liabilities for unpaid loss and loss adjustment expenses as estimated and reported by the industry are significantly inadequate. The estimated accident year combined ratio in 1999 was about 135% for the national workers' compensation industry and about 153% for the California workers' compensation industry, including a 1999 accident year loss ratio of about 115%.

Zenith's inforce workers' compensation premiums decreased consistently in the several years ended December 31, 1999 as a result of Zenith's endeavors during that period to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. Competitive pricing conditions improved in California and Zenith has steadily increased its inforce premiums in California by about 10% at September 30, 2000 compared to June 30, 2000 and by about 44% at September 30, 2000 compared to December 31, 1999. Outside of California, where competition and pricing are improving only moderately and only in certain geographical areas, Zenith's inforce premiums increased by about 5%, principally during the third quarter of 2000. As a result, premiums earned in the Workers' Compensation Operations increased in the three and nine months ended September 30, 2000 compared to the corresponding periods in 1999.

Underwriting losses in the Workers' Compensation Operations were comparable between the third quarter of 2000 and the third quarter of 1999 and increased in the nine months ended September 30, 2000 compared to the corresponding period in 1999, principally because of a higher loss ratio in 2000. The increase in the loss ratio is due to the trend of increasing severity of claims in Zenith's Workers' Compensation Operations over the past two years, offset partially by a decrease in frequency of claims and by rate increases in California, effective January 1, 2000. Zenith continually monitors loss development trends and data to establish adequate rates and loss reserves. In the second quarter of 2000, Zenith increased its estimate of California losses for prior years, principally for 1999, and about $4.5 million of reserve strengthening is included in the loss ratio and underwriting loss for the nine months ended September 30, 2000. Calendar year and accident year loss ratios for the third quarter of 2000 are consistent with each other.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In California, Zenith increased workers' compensation rates by approximately 10% effective September 1, 2000. Elsewhere, Zenith is continuing to monitor trends in loss costs and will take appropriate action on rates when necessary. Zenith expects that the profitability of its Workers' Compensation Operations will be dependent upon general levels of competition, industry pricing and management's ability to estimate the impact of any continuing adverse claim severity trends on the adequacy of loss reserves and premium rates.

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

REINSURANCE

The Reinsurance Operations principally consist of world-wide assumed reinsurance of property losses from catastrophes and large property risks. The Reinsurance Operations for the three and nine months ended September 30, 2000 were adversely impacted by $2.0 million and $20.5 million, respectively, of catastrophe losses before tax compared to catastrophe losses of $4.8 million and $10.9 million, respectively, for the corresponding periods in 1999. Catastrophe losses impacting the results in 2000 were attributable to increased estimates of losses that occurred in 1999, in particular the storms at the end of December 1999 in France. In addition to the French storms, 1999 was characterized by frequent, global catastrophes of a moderate size. Estimates of the impact of the 1999 catastrophes on the Reinsurance Operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

REAL ESTATE OPERATIONS

The Real Estate Operations recognized total revenues for the three and nine months ended September 30, 2000 of $23.3 million and $61.8 million, respectively, as compared to total revenues of $14.0 million and $39.2 million, respectively, for the corresponding periods in 1999. Revenues and operating income for the three and nine months ended September 30, 2000 benefited from an increase in the number of home sales compared to the corresponding periods in 1999 (number of sales were 129 and 341 for the three and nine months ended September 30, 2000, respectively, compared to 86 and 255, respectively, for the corresponding periods in 1999). The Real Estate Operations' revenues in 2000 also benefited from a higher average selling price per home compared to 1999. Construction in progress, including undeveloped land, was $92.5 million and $87.9 million at September 30, 2000 and December 31, 1999, respectively.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENTS

The change in the carrying value of Zenith's investment portfolio in 2000 was as follows:


  ----------------------------------------------------------------------------------------------------
  (In thousands)
  ----------------------------------------------------------------------------------------------------
  Carrying value at the beginning of the year                                            $ 901,734
    Purchases at cost                                                                      147,663
    Maturities and redemptions                                                             (32,596)
    Proceeds from sales of investments                                                    (157,033)
    Net realized losses                                                                    (10,247)
    Change in unrealized gains and losses, net                                               4,063
    Net change in short-term investments                                                   (65,545)
    Net accretion of bonds and preferred stocks and other changes                            2,259
  ----------------------------------------------------------------------------------------------------
  Carrying value at September 30, 2000                                                   $ 790,298
  ----------------------------------------------------------------------------------------------------


Zenith's investment portfolio decreased in the nine months ended September 30, 2000 principally to fund the use of cash in operations and the repurchases of outstanding debt described below.

In 2000, Zenith National paid $22.8 million to repurchase $16.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 (the "9% Notes") and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities (the "Redeemable Securities") of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases resulted in an extraordinary gain before tax of $1.5 million.

Bonds with an investment grade rating represented 94% and 95% of the carrying values of bonds at September 30, 2000 and December 31, 1999, respectively. The average maturity of the investment portfolio was 5.7 years at September 30, 2000 and December 31, 1999.

The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:


--------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                   2000              1999              2000             1999
--------------------------------------------------------------------------------------------------------------------
Investment yield before tax                         6.1%              6.0%              6.0%             5.6%
Investment yield after tax                          4.0%              4.0%              3.9%             3.7%
--------------------------------------------------------------------------------------------------------------------

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


At September 30, 2000 and December 31, 1999, 96% of Zenith's portfolio of fixed maturity investments, including short-term investments, was classified as available-for-sale with the unrealized appreciation or depreciation recorded as a separate component of stockholders' equity. The change in fair value of fixed maturity investments classified as available-for-sale resulted in an increase in stockholders' equity of $3.4 million after deferred tax from December 31, 1999 to September 30, 2000. The unrealized loss on held-to-maturity and available-for-sale fixed maturity investments were as follows:


             ---------------------------------------------------------------------------------------
                                                HELD-TO-MATURITY          AVAILABLE-FOR-SALE
                                                ----------------          ------------------
             (In thousands)                        BEFORE TAX         BEFORE TAX      AFTER TAX
             ---------------------------------------------------------------------------------------
             At September 30, 2000                   $ (160)          $ (24,497)      $  (15,924)
             At December 31, 1999                      (340)            (29,698)         (19,304)
             ---------------------------------------------------------------------------------------

When, in the opinion of management, a decline in the fair value of an investment is considered to be "other than temporary", such investment is written down to its net realizable value. The determination of "other than temporary" includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. During the three and nine months ended September 30, 2000, Zenith wrote-down $11.1 million and $15.2 million, respectively, before tax related to such other than temporary declines.

PARENT

The nine months ended September 30, 2000 include $1.8 million before tax of severance costs incurred in the first quarter associated with the termination provisions of an employment contract of a company officer.

LIQUIDITY AND CAPITAL RESOURCES

The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums and in certain periods in which disbursements for claims and benefits, current acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty and the P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short term investments to provide adequate cash for the payment of claims. At September 30, 2000 and December 31, 1999, cash and short term investments in the P&C Operations amounted to $70.1 million and $92.1 million, respectively.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the nine months ended September 30, 2000, payment of income taxes for 1999, including $56.0 million associated with the gain on sale of CalFarm, reduced cash flow from operations. In the corresponding period in 1999, $54.3 million of cash was used to pay the balance of the purchase price for the RISCORP Acquisition and net proceeds of approximately $211.0 million were received from Nationwide Mutual Insurance Company in connection with the sale of CalFarm.

Zenith National requires cash to pay any dividends declared to its stockholders, pay interest and principal on its outstanding debt obligations and pay its operating expenses. Such cash requirements are generally funded in the long run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. In 2000, Zenith National received $10.0 million of such dividend payments. In 1999, Zenith National received $130.0 million of such dividend payments, including a dividend of $100.0 million paid from the gain on the sale of CalFarm and with the prior approval of the California Department of Insurance. As a result of such dividend payments, Zenith National has available cash and short-term investments, which currently significantly exceed its short-term cash requirements. Cash, short-term investments and other available assets in Zenith National amounted to $100.7 million and $128.3 million at September 30, 2000 and December 31, 1999, respectively. Investment income from its investment portfolio also provides a current source of cash to Zenith National.

The level of capital in the P&C Operations is maintained relative to standardized capital adequacy measures such as risk based capital where ratios such as net premiums written to statutory surplus measure capital adequacy. Risk based capital is used by regulators for regulatory financial surveillance purposes and by rating agencies to assign financial strength ratings to the P&C Operations and ratings for the debt issued by Zenith National. From time to time, the level of capitalization of the P&C Operations may be increased by contributions from Zenith National, for example to support an acquired business such as the RISCORP Acquisition in 1998, or reduced through an approved dividend payment such as the dividend in 1999 that followed the sale of CalFarm. In the first quarter of 2000, Zenith's financial strength and debt ratings were reduced by Moody's and Standard & Poor's ("S&P"), principally over concerns about continuing operating losses in the P&C Operations. In August 2000, S&P affirmed its ratings of Zenith, but changed its outlook for Zenith to "negative" and Moody's also changed its outlook for Zenith to "negative" at the same time making no changes to Zenith's ratings. Both rating agencies cited continuing concerns about the operating performance of the P&C Operations. In the second quarter of 2000, A. M. Best Company reduced the rating of the P&C Operations from A+ (Superior) to A (Excellent). The actions of such rating agencies have had no material impact on Zenith's operations. Because of the available cash and short-term investments and available lines of credit in Zenith National, Zenith National has the flexibility, if necessary, to contribute capital to the P&C Operations.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At September 30, 2000, Zenith National was authorized to repurchase up to 938,000 shares of its common stock pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. In 2000, Zenith National paid $22.8 million to repurchase $16.5 million aggregate principal amount of the outstanding 9% Notes and $8.0 million aggregate liquidation amount of the outstanding Redeemable Securities. Zenith National used its available cash balances to fund these purchases.

At September 30, 2000, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, all of which was available at September 30, 2000. Under these agreements, certain restrictive covenants apply, including the maintenance of certain financial ratios.

The Real Estate Operations maintain certain bank credit facilities to provide financing for development and construction of single-family residences for sale. At September 30, 2000 and December 31, 1999, $17.1 million and $17.7 million, respectively, was outstanding under these facilities. The Real Estate Operations are obligated under various loans and notes payable arising from the purchase of several parcels of property. The balance outstanding with respect to these loans and notes was $1.9 million and $2.5 million at September 30, 2000 and December 31, 1999, respectively. Zenith National also finances the land acquisitions of its Real Estate Operations through inter-company loans.

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

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires, among other things, that companies record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives will be required to be recorded each period in current earnings or other comprehensive income, depending on the nature of the derivative. Zenith believes that adoption of SFAS No. 133 will not have a material effect on its results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about financial instruments as of September 30, 2000 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates and interest.


-------------------------------------------------------------------------------------------------------------------------------
                                                                      Expected Maturity Date
                                      -----------------------------------------------------------------------------------------
(Dollars in thousands)                   2000         2001         2002         2003         2004      Thereafter    Total
-------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
 Held-to-maturity and
  available-for-sale securities:
   Fixed rate                          $ 13,597     $116,169      $62,369      $38,677      $35,203    $329,561      $595,576
   Weighted average interest rate           5.9%         6.4%         6.5%         9.5%         7.7%        8.5%          7.9%
 Trading securities:
  Fixed rate                                        $  2,947                                                           $2,947
  Weighted average interest rate                         7.3%                                                             7.3%

Short-term investments                 $116,893                                                                      $116,893

Debt and interest obligations:
 Payable to banks and other
  notes payable                           5,440     $ 11,906      $ 2,829      $    34      $   406                    20,615
 Senior notes payable                     2,633        5,265       61,133                                              69,031
 Redeemable securities                                 5,729        5,729        5,729        5,729    $204,496       227,412
-------------------------------------------------------------------------------------------------------------------------------


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

Zenith Insurance and RISCORP entered into a settlement agreement, dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue,
(b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that could have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. Zenith is unable to predict the outcome of this litigation.

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


 3.1     Certificate of Incorporation of Zenith National Insurance Corp., dated
         May 28, 1971. (Incorporated by reference to Exhibit 3.1 to Zenith's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

 3.2     Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated September 12, 1977. (Incorporated by reference to Exhibit 3.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

 3.3     Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated May 31, 1979. (Incorporated by reference to Exhibit 3.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

 3.4     Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated September 6, 1983. (Incorporated by reference to Exhibit 3.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

 3.5     Certificate of Designation of Zenith National Insurance Corp., dated
         September 10, 1985. (Incorporated by reference to Exhibit 3.5 to
         Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2000.)

 3.6     Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated November 22, 1985. (Incorporated by reference to Exhibit 3.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

 3.7     Certificate of Amendment of Certificate of Incorporation of Zenith
         National Insurance Corp., dated May 19, 1987. (Incorporated by reference to Exhibit 3.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

 3.8     Certificate of Change of Address of Registered Office and of Registered
         Agent of Zenith National Insurance Corp., dated October 10, 1989.
         (Incorporated by reference to Exhibit 3.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

 3.9     By-laws of Zenith National Insurance Corp., as currently in effect
         (incorporated by reference to Exhibit 3.3 to Zenith National Insurance
         Corp.'s Annual Report on Form 10-K for the year ended December 31,
         1999).

10.1     Seventh Amendment to Credit Agreement, dated September 19, 2000, between
         Zenith National Insurance Corp. and Bank of America, N. A.

11       Statement re computation of per share earnings. (Note 2 to Consolidated
         Financial Statements (Unaudited) included in Item 1 of Part I of this
         Quarterly Report on Form 10-Q is incorporated herein by reference.)

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

27       Financial data schedule

(b)  Reports on Form 8-K

Zenith filed no Current Reports on Form 8-K during the quarter ended September 30, 2000.

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



                                   ZENITH NATIONAL INSURANCE CORP.
                                   Registrant


Date:    November 13, 2000         /s/ STANLEY R. ZAX
                                   ------------------------------------
                                   Stanley R. Zax
                                   Chairman of the Board and President
                                   (Principal Executive Officer)


Date:    November 13, 2000         /s/ WILLIAM J. OWEN
                                   ------------------------------------
                                   William J. Owen
                                   Senior Vice President
                                   & Chief Financial Officer
                                   (Principal Accounting Officer)