Form 10-K
period 2000-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2001-03-27
CIK 109261

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

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

        [ ]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM............... TO ...............

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of Zenith National Insurance Corp. on March 22, 2001 was $230,040,000 (based on the closing sale price of such stock on such date).

    At March 22, 2001, there were 17,492,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 8,009,000 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2000 -- Part I and Part II.

    (2) Portions of the Proxy Statement in connection with the 2001 Annual Meeting of Stockholders -- Part III.

                            Total number of pages 37

                      Exhibit index located on pages 17-24

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.
  GENERAL

    Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star") (collectively, the "P&C Operations"), in the property-casualty insurance business. Zenith National and its subsidiaries (collectively, "Zenith") also conduct Real Estate Operations through wholly-owned subsidiaries which develop land and construct private residences for sale in Las Vegas, Nevada. On
April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). Effective March 31, 1999, Zenith Insurance completed the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary, CalFarm Insurance Company ("CalFarm"), for
$273.0 million in cash to Nationwide Mutual Insurance Company.

    The 2000 edition of Best's Key Rating Guide ("Best's") assigns the P&C Operations ratings of A (Excellent). Moody's Investors Service ("Moody's") has assigned insurance financial strength ratings of Baa1 (Adequate) to the P&C Operations. Standard & Poor's ("S&P") has assigned an insurer financial strength rating to the P&C Operations of A (Strong). These Best's, Moody's and S&P ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

    At December 31, 2000, Zenith had approximately 1,100 full-time employees.

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

Combined ratio                              The sum of net incurred losses, loss adjustment
                                            expenses, underwriting expenses and policyholders'
                                            dividends, expressed as a percentage of net premiums
                                            earned. The combined ratio is the key measure of
                                            underwriting profitability used in the property-casualty
                                            insurance business.

Development                                 The amount by which estimated losses, measured
                                            subsequently by reference to payments and additional
                                            estimates, differ from those originally reported for a
                                            period. Development is favorable when losses ultimately
                                            settle for less than levels at which they were reserved
                                            or subsequent estimates indicate a basis for reserve
                                            decreases on open claims. Development is unfavorable
                                            when losses ultimately settle for more than levels at
                                            which they were reserved or subsequent estimates
                                            indicate a basis for reserve increases on open claims.

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

DESCRIPTION OF THE BUSINESS

    Zenith classifies its business into the following segments: Workers' Compensation, Reinsurance, Other Property-Casualty (through March 31, 1999, the date of the sale of CalFarm) Real Estate, Investment and Parent. Segments are designated based on the types of products and services provided. The P&C Operations comprise the Workers' Compensation, Reinsurance and Other Property-Casualty (through March 31, 1999) Operations. Zenith's business segments are also described in Notes to Consolidated Financial Statements --
Note 20 --"Segment Information" on pages 63-64 of Zenith's 2000 Annual Report to Stockholders, which note is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Workers' Compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard policy issued by the Workers' Compensation Operations provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

    Generally, premiums for workers' compensation insurance policies are a function of: the applicable premium rate, which varies with the nature of the employees duties and the business of the employer; the insured employer's experience modification factor (where applicable); and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Except in Florida, where minimum rates for workers' compensation insurance are set by the Department of Insurance, Zenith's rates for workers' compensation are actuarially determined in each state in which it does business. Rates are continually reviewed for adequacy using actuarial analysis of current and anticipated trends in costs. Competition, based on price, in the national workers' compensation insurance industry is intense, even in Florida where dividend plans and retrospectively rated policies form the basis for competition.

    In addition to seeking adequate pricing, Zenith's long-term strategy in the national workers' compensation industry is to provide value-added services that, over the long run, reduce its policyholders' net workers compensation costs. Loss prevention services focus on work place safety and accident and illness prevention. Claims management services include return to work programs, nurse case management for serious injuries and management of medical provider services and billings. Investigation and legal services help policyholders to prevent fraud and assist them to favorably resolve litigated claims.

    During 2000, the P&C Operations wrote workers' compensation insurance in 43 states. Prior to 1992, Zenith's Workers' Compensation Operations were concentrated principally in California. Such Workers' Compensation Operations expanded to Texas in 1992 with other states following shortly thereafter. Florida operations commenced with the acquisition of the Associated General Contractors' Self-Insurance Fund on December 31, 1996. On April 1, 1998, the RISCORP Acquisition added additional business in Florida and other states in the Southeast, principally in

North Carolina and Alabama. Net premiums earned for the year ended December 31, 2000 by state are set forth in the table below:

(DOLLARS IN THOUSANDS)                                          2000         %
----------------------                                        ---------   --------
California..................................................  $137,497      45.7%
Florida.....................................................    84,696      28.2
Texas.......................................................    16,990       5.6
North Carolina..............................................    16,762       5.6
Pennsylvania................................................     6,348       2.1
Illinois....................................................     6,211       2.1
Arkansas....................................................     5,066       1.7
Alabama.....................................................     4,229       1.4
Other.......................................................    23,034       7.6
                                                              --------     -----
Net Premiums Earned.........................................  $300,833     100.0%
                                                              ========     =====

    In the three years ended December 31, 2000, intense competition and inadequate premium rates adversely affected the national workers' compensation industry. Industry data indicates a national trend of increasing claims severity, and premium rates have not kept pace with the trend of increasing severity. Industry organizations such as the National Council on Compensation Insurance, Inc. and the California Workers' Compensation Insurance Rating Bureau have reported that their analyses of the data show that the liabilities for unpaid loss and loss adjustment expenses as estimated and reported by the industry are significantly inadequate. The estimated accident year combined ratio in 1999 was about 135% for the national workers' compensation industry and about 156% for the California workers' compensation industry, including a 1999 accident year loss ratio of about 118%.

    Zenith's inforce Workers' Compensation premiums decreased consistently in the several years ended December 31, 1999 as a result of Zenith's endeavors during that period to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. In the year ended December 31, 2000, competitive pricing conditions improved somewhat in California and Zenith increased its inforce premiums in California by about 50% at December 31, 2000 compared to December 31, 1999. Outside of California, where competition and pricing are improving only moderately and only in certain states, Zenith's inforce premiums increased by about 11% at December 31, 2000 compared to December 31, 1999. In January 2001, Zenith continued to increase its inforce premiums in California and other selected states.

    Zenith continually monitors loss development trends and data to establish adequate premium rates and loss reserves. Zenith increased its Workers' Compensation premium rates in California by about 8% effective January 1, 2000 and by about 9% effective September 1, 2000. Rates were increased again in California by about 8% effective January 1, 2001 and Zenith implemented other rate increases in most of the states in which it does business. Minimum rates in Florida, which are set by the Department of Insurance, were unchanged at January 1, 2001.

    Zenith expects that the profitability of its Workers' Compensation Operations will be dependent upon general levels of competition, industry pricing and management's ability to estimate the impact of claim frequency and severity trends on the adequacy of loss reserves and premium rates. Zenith is unable to predict when its Workers' Compensation Operations will return to underwriting profitability, although it anticipates improvement in the short run with increases in volume and prices.

  REINSURANCE

    The Reinsurance Operations principally consist of world-wide, assumed reinsurance of property losses from catastrophes and large property risks. Treaties come in a variety of forms, but the principal arrangements are either proportional in nature, in which the assuming company shares pro-rata in the premiums and losses of the cedant, or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the cedant's primary insurance premiums. The Reinsurance Operations participate in treaties in which, typically, the reinsurance coverage is syndicated to a number of assuming companies. Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. By diversifying its geographical spread, Zenith's assumed reinsurance business is written so as to limit exposure to losses from any one event in a worst-case scenario to a maximum of approximately 5% of consolidated stockholders' equity.

    Results of the Reinsurance Operations may be adversely impacted in years when large catastrophes occur. However, since its inception in 1985, the combined ratio of the Reinsurance Operations through December 31, 2000 was 97.4%. In the three years ended December 31, 2000, the Reinsurance Operations were adversely impacted by catastrophe losses. Catastrophe losses were $22.6 million, $18.9 million and $11.5 million before tax in 2000, 1999 and 1998, respectively. Catastrophe losses in 2000 were attributable to additional estimates of the impact of the events in 1999, but there do not appear to have been any major catastrophes in 2000. There were frequent catastrophes of a moderate size culminating in severe storms in Europe at the end of 1999. Catastrophes in 1998 were attributable principally to a single large event -- Hurricane Georges. Estimates of the impact of catastrophes on the Reinsurance Operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

  OTHER PROPERTY-CASUALTY

    The Other Property-Casualty Operations offered automobile, farmowners, commercial coverages, group health and homeowners coverage, primarily in California, and were operated by CalFarm through March 31, 1999, the effective date of its sale. For the 14 years that Zenith owned CalFarm, the average combined ratio of the Other Property-Casualty Operations was 100.1%. The gain on the sale of CalFarm after tax was $104.3 million.

  REAL ESTATE OPERATIONS

    The Real Estate Operations develop land and primarily construct single-family residences in Las Vegas, Nevada. Total revenues recognized in the Real Estate Operations in 2000 were $84.5 million and pre-tax income was $5.5 million. Land presently owned at a cost of $34.0 million will support the construction of an estimated 1,300 homes over the next several years. Changes in interest rates and other factors could affect future home sales (we have not seen any impact so far), but Zenith believes the land it has acquired is strategically located and will have long term value.

  INVESTMENTS

    The Investment operations provide income and realized gains on investments, primarily from investments in debt securities. Investment policies of Zenith are established by the Boards of Directors, taking into consideration state regulatory restrictions with respect to investments in connection with reserve obligations, as well as the nature and amount of various kinds of investments. Zenith's principal investment goals are to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors.

    At December 31, 2000, Zenith's consolidated investment portfolio emphasized high quality, taxable bonds and short-term investments, supplemented by smaller portfolios of redeemable and other preferred and common stocks. Bonds constituted 68% and short-term investments constituted 19% of the carrying value of Zenith's consolidated investment portfolio at December 31, 2000. Bonds with an investment grade rating represented 94% of the consolidated carrying values of bonds at December 31, 2000. The average life of the consolidated portfolio was 5.1 years at December 31, 2000.

    Zenith has identified certain securities, amounting to 96% of the investments in debt securities at December 31, 2000, as "available-for-sale." Stockholders' equity increased by $9.6 million after deferred tax from December 31, 1999 to December 31, 2000 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with any changes in the fair values of "available-for-sale" securities.

  PARENT

    The Parent operations represent Zenith National, a holding company which owns, directly or indirectly, all of the capital stock of the P&C Operations, non-insurance companies and securities. Parent expenses in 2000 include
$1.8 million before tax of severance costs associated with the termination provisions of an employment contract of a company officer.

LOSS AND LOSS EXPENSE RESERVES AND CLAIMS, AND LOSS DEVELOPMENTS

    The P&C Operations maintain reserves for the payment of losses and for the expenses of settling both reported and unreported claims that have been incurred under their insurance policies and reinsurance contracts. The amount of such reserves, as related to reported claims, is based upon periodic case-by-case evaluation and judgment by Zenith's claims departments, with actuarial review. The estimate of unreported claims arising from accidents which have not yet been reported to the P&C Operations, commonly known in the industry as "incurred but not reported," is based upon the experience of the P&C Operations and statistical information with respect to the probable number and nature of such claims. Zenith continually monitors loss development trends and data to establish adequate premium rates and loss reserves. Reserves are based on estimates, and no assurance can be given that the ultimate liability will not be more or less than such estimates.

    Reference is made to Property-Casualty Loss Development on pages 40-41 of Zenith's 2000 Annual Report to Stockholders, which is hereby incorporated by reference, and the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements -- Note 6 -- "Loss and Loss Adjustment Expense Reserves" on page 55 of Zenith's 2000 Annual Report to Stockholders, which is hereby incorporated by reference. These tables show the development of loss and loss adjustment expense liabilities as originally estimated under generally accepted accounting principles ("GAAP") at December 31 of each year presented. The accounting methods used to estimate these liabilities are described in Notes to Consolidated Financial Statements -- Note 1 -- "Summary of Accounting Policies, Operations and Principles of Consolidation" on pages 49-50 of Zenith's 2000 Annual Report to Stockholders, which note is hereby incorporated by reference. The one year loss and loss adjustment expense reserve development for the P&C Operations is set forth in the table in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 28 of Zenith's 2000 Annual Report to Stockholders, which table is hereby incorporated by reference.

  WORKERS' COMPENSATION

    Zenith expects that, on the average, its Workers' Compensation reserves will be paid within approximately 2 years. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes use of compromises and releases, where possible, for claim settlements to expedite this process. Zenith maintains four regional offices in California and offices in Florida, Texas, Arkansas, Pennsylvania, Utah, Illinois, North Carolina and Alabama, each of which is fully staffed to conduct all workers' compensation claims operations, including review of initial reports of work injury, assignment of appropriate field investigation and determination of whether subrogation should be pursued. Workers' Compensation claims operations are supported by computer systems that provide immediate access to policy coverage verification and claims records and enable Zenith to detail claims payment histories and policy loss experience reports.

    In 2000, as part of its ongoing monitoring of loss development trends and data, Zenith increased its estimate of losses for the 1999 accident year by about $8.0 million. In October of 1999, Zenith completed a review of the liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP. The review was conducted with assistance from independent actuarial consultants. As a result of the review, Zenith Insurance recorded, in the third quarter of 1999, an increase of approximately $46.0 million before tax in the estimated net liabilities for unpaid losses and loss adjustment expenses acquired from RISCORP. For a full description of the "RISCORP Purchase Adjustment" in 1999, see Notes to Consolidated Financial Statements -- Note 14 --"RISCORP Acquisition and the RISCORP Purchase Adjustment" on pages 58-59 of Zenith's 2000 Annual Report to Stockholders, which note is hereby incorporated by reference.

    In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At December 31, 2000, the receivable from the Fund was $31.1 million related to pre-January 1, 1998 claims.

  REINSURANCE

    Zenith expects that, on the average, its Reinsurance reserves related to its casualty business will be paid in approximately 4 years and reserves related to its property business will be paid within approximately 1 year. In addition to information supplied by ceding companies, Zenith makes use of industry experience in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements. The Reinsurance Operations were adversely impacted by $22.6 million, $18.9 million and $4.5 million of catastrophe losses before tax in 2000, 1999 and 1998. Catastrophe losses in 2000 were attributable to additional estimates of the impact of the events in 1999, but there do not appear to have been any major catastrophes in 2000. There were frequent catastrophes of a moderate size culminating in severe storms in Europe at the end of 1999. Catastrophes in 1998 were attributable principally to a single large event -- Hurricane Georges. Estimates of the impact of catastrophes on the Reinsurance Operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

  OTHER PROPERTY-CASUALTY

    Zenith's Other Property-Casualty business was operated primarily by CalFarm, which was sold effective March 31, 1999. Zenith retained no liabilities with respect to the unpaid loss and loss adjustment expenses of CalFarm. In 1998, CalFarm sustained catastrophe losses before tax of $5.0 million in conjunction with California wind and storm damage.

  ENVIRONMENTAL AND ASBESTOS LOSSES

    The process of evaluating an insurance company's exposure to the cost of environmental and asbestos damage is subject to significant uncertainties. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage. The legal issues concerning the interpretations of various insurance policy provisions and whether environmental and asbestos losses are, or were ever intended to be, covered are complex. Courts have reached different and sometimes inconsistent conclusions regarding such issues as: when the loss occurred and which policies provide coverage, how policy limits and exclusions are applied and determined, whether clean-up costs are covered as insured property damage and whether site assessment costs are either indemnity payments or adjusting costs.

    Zenith has exposure to asbestos losses in its Workers' Compensation Operations for medical, indemnity and loss adjustment expenses associated with covered workers' long-term exposure to asbestos or asbestos-contained materials. Most of these claims date back to the 1970's and early 1980's and Zenith's exposure is generally limited to a pro rata share of the workers' compensation-related loss for the period of time coverage was provided. Zenith also has potential exposure to environmental and asbestos losses and loss adjustment expenses beginning in 1985 through its Reinsurance Operations but the business reinsured by Zenith in its Reinsurance Operations contains exclusion clauses for environmental and asbestos losses. CalFarm (through March 31, 1999) wrote liability coverage under farmowners' and small commercial policies, however, any such liabilities associated with CalFarm were retained by CalFarm when it was sold in 1999 and Zenith retains no exposure to any such liabilities. All claims for damages resulting from asbestos losses are identified and handled by Zenith's most experienced claims/legal professionals. Environmental and asbestos losses have not been material and Zenith believes that its reserves for environmental and asbestos losses are appropriately established based on currently available facts, technology, laws and regulations. However, due to the long-term nature of these claims, the inconsistencies of court coverage decisions, plaintiff's expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate exposure from these claims may vary from the amounts currently reserved.

REINSURANCE CEDED

    In accordance with general industry practices, the P&C Operations annually purchase, principally from large United States reinsurance companies, excess of loss reinsurance to protect Zenith against the impact of large, irregularly occurring losses. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of the P&C Operations. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. Zenith monitors the financial condition of its reinsurers and does not believe that it is exposed to any material credit risk through its ceded reinsurance arrangements. Historically, no material amounts due from reinsurers have been written off as uncollectible. At December 31, 2000, Reliance Insurance Company ("Reliance") owed Zenith Insurance approximately $6.3 million in reinsurance recoverables for paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in the 1996 acquisition of the Associated General Contractors Self-Insurance Fund. On January 29, 2001, Reliance entered into an Order of Supervision with the Pennsylvania Insurance Department under which its business and operations will be monitored and reviewed by the Department. Zenith Insurance considered its receivables from Reliance in the normal course of assessing the collectability of reinsurance recoverables. Zenith Insurance believes this matter will not have a material adverse effect on its financial condition or results of operations.

    The P&C Operations maintained reinsurance arrangements as follows during 2000:

    Workers' Compensation -- Reinsurance covered all claims between $0.6 million and $100.0 million per occurrence. The coverage from $0.6 million to $5.0 million is placed with General

Reinsurance Corporation, the coverage from $5.0 million to $10.0 million with Employers Reinsurance Corporation and the remaining three layers from $10.0 million to $60.0 million primarily with NAC Reinsurance Corporation, Transatlantic Reinsurance Company, GE Reinsurance Corporation and the London reinsurance market (primarily Lloyd's syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covered an additional
$40.0 million in excess of $60.0 million and was placed with Life Insurance Company of North America, American United Life Insurance Company and ReliaStar Life Insurance Company.

    In connection with the RISCORP Acquisition, Zenith Insurance entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd. which provides ceded reinsurance for unpaid loss and allocated loss adjustment expenses assumed by Zenith from RISCORP at April 1, 1998 up to $50.0 million in excess of $182.0 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is secured by a trust account and an irrevocable letter of credit.

    Insurance premiums ceded by the P&C Operations amounted to $10.6 million, $16.3 million and $54.5 million in 2000, 1999 and 1998, respectively, or 3.0%, 4.2% and 9.3% of gross earned premiums in the years ended December 31, 2000, 1999 and 1998, respectively. Receivable from reinsurers on unpaid losses amounted to $264.6 million and $292.8 million at December 31, 2000 and 1999, respectively, of which approximately $185.4 million and $216.2 million, respectively, were reinsurance recoverables relating to reinsurance arrangements entered into by RISCORP. The principal reinsurers from which such RISCORP-related amounts are recoverable are: American Re-Insurance Company, Chartwell Reinsurance Company, Continental Casualty Co., Swiss Re-Insurance Company, Trenwick Reinsurance Company and TIG Reinsurance Company.

    Reinsurance -- Zenith's exposure to losses from assumed reinsurance is limited by the terms upon which it is written to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

    Pooling Agreement -- The companies in the P&C Operations are parties to an intercompany pooling agreement. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and are then reapportioned, or retro-ceded (the risks are transferred back), to the companies. At December 31, 2000, the proportions of the pooling were as follows: Zenith Insurance, 97.5%; ZNAT Insurance, 2.0%; and Zenith Star, 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements.

MARKETING AND STAFF

    The business in the Workers' Compensation Operations is produced by approximately 2,300 independent licensed insurance agents and brokers throughout California, Florida, Texas and other states in which Zenith conducts its business. Zenith Insurance's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

    Applications for insurance and reinsurance submitted by all agents and brokers are evaluated by professional underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of rate adequacy, economic considerations, and review of known data on the particular risk. The P&C Operations, not their agents and brokers, retain authority over underwriting, claims processing, safety engineering and auditing.

COMPETITION

    Competition in the insurance business is based upon price, product design and quality of service. The insurance industry is highly competitive, and competition is particularly intense in the national workers' compensation industry. The P&C Operations compete not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Competition also exists with self-insurance and captive insurers. Many companies in competition with the P&C Operations have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

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

    In California, Zenith Insurance and ZNAT Insurance are required to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the companies' workers' compensation loss reserves. For this purpose, loss reserves are defined as the current estimate of reported and unreported claims net of reinsurance, plus a statutory formula reserve based on a minimum of 65% of workers' compensation earned premiums for the latest three years. Zenith Insurance and ZNAT Insurance are subject to similar deposit requirements in certain other states based on those states' retaliatory statutes.

    Detailed annual and quarterly reports are required to be filed by the P&C Operations with the Departments of Insurance in which they are licensed to transact business, and their businesses and accounts are subject to periodic examination by such agencies, usually at three year intervals. Zenith Insurance, CalFarm and ZNAT Insurance were examined by the California Department of Insurance as of December 31, 1996, and the Report of Examination contained no material findings. Zenith Star was examined by the Texas Department of Insurance as of December 31, 1996, and the Report of Examination contained no material findings. The California Department of Insurance has informed Zenith that it intends to conduct an examination of Zenith Insurance and ZNAT Insurance as of December 31, 2000, commencing in the first quarter of 2001.

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

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. (Statutory accounting is a comprehensive basis of accounting for insurance companies based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC.) The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC established January 1, 2001 as the effective date of the Codification and the California and Texas Departments of Insurance have adopted the Codification. Zenith believes that the Codification, as currently constituted, will not have a material impact on the statutory capital and surplus of the P&C Operations.

    Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements. At December 31, 2000, adjusted capital under the RBC regulations for Zenith Insurance was 242% of the required level of capital under the regulations.

    The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC to select those companies that merit highest priority in the allocation of the regulators' resources. The 2000 IRIS results for Zenith Insurance showed three results outside the "normal" range for such ratios, as such range is determined by the NAIC. These three results were impacted by intercompany reinsurance transactions associated with the sale of CalFarm in 1999, the RISCORP Purchase Adjustment in 1999, catastrophe losses in the Reinsurance Operations in 2000 and 1999 and operating losses in the Workers' Compensation Operations in 2000 and 1999.

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

ITEM 2. PROPERTIES.

    Zenith Insurance owns a 120,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National, Zenith Insurance and ZNAT Insurance. Zenith Insurance also owns a 176,000 square foot branch office facility in Sarasota, Florida. In the regular conduct of business, Zenith Insurance leases offices in various cities. See Notes to Consolidated Financial Statements -- Note 15 -- "Commitments and Contingent Liabilities" on pages 59-60 of Zenith's 2000 Annual Report to Stockholders, which note is hereby incorporated by reference. Zenith considers its owned and leased facilities to be adequate for the needs of the organization.

ITEM 3. LEGAL PROCEEDINGS.

    On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement"), between Zenith Insurance and RISCORP, Zenith Insurance completed the RISCORP Acquisition. The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP and its external accounting and actuarial consultants and Zenith Insurance and its external accounting and actuarial consultants made and presented their estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance to an independent third party, acting as a Neutral Auditor and Neutral Actuary. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses. On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties. That report indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith Insurance by $92.3 million.

    Zenith Insurance and RISCORP entered into a settlement agreement dated
July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary
(a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive
$6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either
$5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary advised Zenith Insurance and RISCORP that they would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that could have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. Zenith is unable to predict the outcome of this litigation.

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

QUARTER                                                           2000           1999
-------                                                       ------------   ------------
First:
  High......................................................  $22 3/16       $26
  Low.......................................................   18 3/4         20 5/16
Second:
  High......................................................   24 15/16       26 11/16
  Low.......................................................   20 1/2         22 1/4
Third:
  High......................................................   23 7/8         26
  Low.......................................................   20 13/16       21 1/8
Fourth:
  High......................................................   29 3/4         22 13/16
  Low.......................................................   20             19 1/4

    As of March 22, 2001, there were 268 registered holders of record of Zenith National common stock.

    The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith National common stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

    DATE OF DECLARATION          TYPE AND AMOUNT OF        RECORD DATE FOR
      BY ZENITH BOARD                 DIVIDEND                 PAYMENT              PAYMENT DATE
    -------------------          ------------------        ---------------          ------------
February 13, 2001...........    $0.25 cash per share      April 30, 2001         May 15, 2001
December 11, 2000...........    $0.25 cash per share      January 31, 2001       February 14, 2001
September 7, 2000...........    $0.25 cash per share      October 31, 2000       November 14, 2000
May 18, 2000................    $0.25 cash per share      July 31, 2000          August 14, 2000
February 24, 2000...........    $0.25 cash per share      April 28, 2000         May 12, 2000
December 2, 1999............    $0.25 cash per share      January 31, 2000       February 15, 2000
September 2, 1999...........    $0.25 cash per share      October 29, 1999       November 15, 1999
May 20, 1999................    $0.25 cash per share      July 30, 1999          August 13, 1999
February 25, 1999...........    $0.25 cash per share      April 30, 1999         May 14, 1999

    The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the appropriate insurance regulatory authorities in the states of California and Texas must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. During 2000, Zenith Insurance paid $10.0 million of dividends to Zenith National. During 1999, Zenith Insurance paid $130.0 million of dividends to Zenith National, including a $100.0 million dividend from the proceeds of the sale of CalFarm for which it received prior approval from the California Department of Insurance. During 2001, Zenith Insurance will be able to pay $26.2 million in dividends to Zenith National without prior approval. In 2001, ZNAT Insurance and Zenith Star, together, will be able to pay
$0.5 million in dividends to Zenith Insurance without prior approval. Zenith National made a contribution of $25.0 million in 2000 to the capital and surplus of Zenith Insurance.

ITEM 6. SELECTED FINANCIAL DATA.

    The 5-Year Summary of Selected Financial Information, included in Zenith's 2000 Annual Report to Stockholders on pages 38-39, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, included in Zenith's 2000 Annual Report to Stockholders on pages 25-36, is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The "Market Risk of Financial Instruments" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in Zenith's 2000 Annual Report to Stockholders on page 33, is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the Property-Casualty Loss Development data on pages 40-41 of Zenith's 2000 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1990 through 2000 and to the Consolidated Financial Statements and Notes thereto on pages 42-65 of Zenith's 2000 Annual Report to Stockholders, which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Proxy Statement distributed to stockholders in connection with Zenith's 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed by Zenith after the date this Report on Form 10-K is filed, is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                          EXECUTIVE
                                                                           OFFICER
NAME               AGE                  POSITION                   TERM     SINCE
----               ---                  --------                   ----   ---------
Stanley R. Zax     63    Chairman of the Board and                Annual    1977
                           President
Jack D. Miller     55    Executive Vice President                 Annual    1998
Robert E. Meyer..  52    Senior Vice President and Actuary        Annual    2000
William J. Owen..  43    Senior Vice President, Chief Financial   Annual    2000
                           Officer, Treasurer and Assistant
                           Secretary
John J. Tickner    62    Senior Vice President and Secretary      Annual    1985

    Each of the executive officers is an officer of Zenith National and certain of its subsidiaries and each has occupied an executive position with Zenith National or a subsidiary of Zenith National for more than five years, except for:

    Jack D. Miller - Served as the President and Chief Executive Officer of Industrial Indemnity Company, a property-casualty insurance company, from 1995 to 1997; as acting President and Chief Executive Officer from 1994 to 1995; and in various other positions from 1987 to 1994 culminating in Executive Vice President and Chief Executive Officer.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth in footnotes 1 and 2 to the table set forth under the caption "Election of Directors" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

        1.  FINANCIAL STATEMENTS:

           Report of Independent Accountants incorporated herein by reference from Zenith's 2000 Annual Report to Stockholders

           Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2000 Annual Report to Stockholders in Item 8 of Part II above:

               Consolidated Financial Statements of Zenith National Insurance
                   Corp. and Subsidiaries:

                   Consolidated Balance Sheet as of December 31, 2000 and 1999

                   Consolidated Statement of Operations for the years ended
                       December 31, 2000, 1999 and 1998

                   Consolidated Statement of Cash Flows for the years ended
                       December 31, 2000, 1999 and 1998

                   Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2000

                   Notes to Consolidated Financial Statements

        2.  FINANCIAL STATEMENT SCHEDULES:

           Report of Independent Accountants on Financial Statement Schedules

           Zenith National Insurance Corp. and Subsidiaries:

               As of December 31, 2000:

                   I -- Summary of Investments -- Other Than Investments in
                       Related Parties

               For the years ended December 31, 2000, 1999 and 1998:

                   III -- Supplementary Insurance Information

                   IV -- Reinsurance

               Zenith National Insurance Corp.:

               As of December 31, 2000 and 1999 and for the years ended
                   December 31, 2000, 1999 and 1998:

                   II -- Condensed Financial Information of Registrant

         The information on Property-Casualty Loss Development is on pages 40-41 of Zenith's 2000 Annual Report to Stockholders.

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

              3.1   Certificate of Incorporation of Zenith National Insurance
                    Corp., dated May 28, 1971. (Incorporated herein by reference to Exhibit 3.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

              3.2   Certificate of Amendment of Certificate of Incorporation of
                    Zenith National Insurance Corp., dated September 12, 1977.
                    (Incorporated herein by reference to Exhibit 3.2 to Zenith's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2000.)

              3.3   Certificate of Amendment of Certificate of Incorporation of
                    Zenith National Insurance Corp., dated May 31, 1979.
                    (Incorporated herein by reference to Exhibit 3.3 to Zenith's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2000.)

              3.4   Certificate of Amendment of Certificate of Incorporation of
                    Zenith National Insurance Corp., dated September 6, 1983.
                    (Incorporated herein by reference to Exhibit 3.4 to Zenith's
                    Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2000.)

              3.5   Certificate of Designation of Zenith National Insurance
                    Corp., dated September 10, 1985. (Incorporated herein by reference to Exhibit 3.5 to Zenith's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 2000.)

              3.6   Certificate of Amendment of Certificate of Incorporation of
                    Zenith National Insurance Corp., dated November 22, 1985.
                    (Incorporated herein by reference to Exhibit 3.6 to Zenith's
                    Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2000.)

              3.7   Certificate of Amendment of Certificate of Incorporation of
                    Zenith National Insurance Corp., dated May 19, 1987.
                    (Incorporated herein by reference to Exhibit 3.7 to Zenith's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2000.)

              3.8   Certificate of Change of Address of Registered Office and of
                    Registered Agent of Zenith National Insurance Corp., dated
                    October 10, 1989. (Incorporated herein by reference to Exhibit 3.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

              3.9 By-laws of Zenith National Insurance Corp., as currently in effect (Incorporated herein by reference to Exhibit 3.3 to Zenith National Insurance Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.)

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

              4.4   Certificate of Amendment to Certificate of Trust of Zenith
                    National Insurance Capital Trust I, dated March 1, 2000.
                    (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2000).

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

            *10.17 Amendment to Employment Agreement, dated March 1, 2000, between Zenith National Insurance Corp. and John J. Tickner.
                    (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10-K for the year ended
                    December 31, 1999.)

            *10.18  Restated and Amended Employment Agreement, executed
                    March 13, 2001, between Zenith National Insurance Corp. and
                    Stanley R. Zax.

            *10.19  Employment Agreement, dated October 20, 1997, between Zenith
                    Insurance Company and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.1 to Zenith Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

            *10.20 Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Jack D. Miller.
                    (Incorporated herein by reference to Exhibit 10.20 to Zenith's Annual Report on Form 10-K for the year ended
                    December 31, 1999.)

            *10.21  Employment Agreement, dated October 20, 1997, between Zenith
                    Insurance Company and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)

            *10.22 Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Robert E. Meyer.
                    (Incorporated herein by reference to Exhibit 10.22 to Zenith's Annual Report on Form 10-K for the year ended
                    December 31, 1999.)

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

             10.28  Special Endorsement to Retrocessional Agreement, dated
                    August 1, 1998, between American Re-Insurance Company,
                    Inter-Ocean Reinsurance Company LTD., and Zenith Insurance
                    Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.28 to Zenith's Annual Report on Form
                    10-K for the year ended December 31, 1999.)

             10.29  Termination Endorsement Number 1 to Retrocessional
                    Agreement, dated December 22, 1999, between American
                    Re-Insurance Company, Inter-Ocean Reinsurance Company, LTD, and Zenith Insurance Company, CalFarm Insurance Company,
                    ZNAT Insurance Company and Zenith Star Insurance Company.
                    (Incorporated herein by reference to Exhibit 10.29 to Zenith's Annual Report on Form 10-K for the year ended
                    December 31, 1999.)

             10.30  Endorsement Number 1 to Aggregate Excess of Loss Reinsurance
                    Agreement, dated December 22, 1999, between Zenith National
                    Insurance Group, CalFarm Insurance Company, ZNAT Insurance
                    Company and Zenith Star Insurance Company and Inter-Ocean
                    Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.30 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)

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

             10.34  Revolving Note, dated July 1, 1997, from Zenith National
                    Insurance Corp. to City National Bank. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Qua rterly Report on Form 10-Q for the quarter ended June 30, 1997.)

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

             10.37  Promissory Note, dated July 3, 2000, from Zenith National
                    Insurance Corp. to City National Bank. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

             10.38  Credit Agreement, dated July 24, 1997, between Zenith
                    National Insurance Corp. and Bank of America National Trust and Savings Association, together with Tranche A and Tranche
                    B Promissory Notes referenced therein. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

             10.39  Restated Tranche A Note, dated July 22, 1999 between Zenith
                    National Insurance Corp. and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

             10.40  Amendment No. 1, dated January 21, 1998, to the Credit
                    Agreement, dated July 24, 1997, between Zenith National
                    Insurance Corp. and Bank of America National Trust and
                    Savings Association. (Incorporated herein by reference to Exhibit 10.31 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1997.)

             10.41  Second Amendment, dated July 23, 1998, to the Credit
                    Agreement, dated July 24, 1997, between Zenith National
                    Insurance Corp. and Bank of America National Trust and
                    Savings Association. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

             10.42  Third Amendment, dated August 21, 1998, to the Credit
                    Agreement, dated July 24, 1997, between Zenith National
                    Insurance Corp. and Bank of America National Trust and
                    Savings Association. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

             10.43 Fourth Amendment to Credit Agreement, dated July 22, 1999, between Zenith National Insurance Corp. and Bank of America
                    National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

             10.44 Fifth Amendment to Credit Agreement, dated August 9, 1999, between Zenith National Insurance Corp. and Bank of America
                    National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

             10.45  Sixth Amendment to Credit Agreement, dated as of July 18,
                    2000, between Zenith National Insurance Corp. and Bank of
                    America, N. A. (Incorporated herein by reference to Exhibit
                    10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

             10.46  Seventh Amendment to Credit Agreement, dated September 19,
                    2000, between Zenith National Insurance Corp. and Bank of
                    America, N. A. (Incorporated herein by reference to Exhibit
                    10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

             10.47 Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank
                    Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 1998.)

             10.48  Purchase Agreement between Zenith National Insurance Corp.,
                    Zenith National Insurance Capital Trust I, Credit Suisse
                    First Boston Corporation, BancAmerica Robertson Stephens and
                    Donaldson, Lufkin & Jenrette Securities Corporation, dated
                    July 27, 1998, for $75,000,000 Zenith National Insurance
                    Capital Trust I 8.55% Capital Securities. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1998.)

             10.49  Standstill Agreement, dated June 30, 1999, between Zenith
                    National Corp. and Fairfax Financial Holdings Limited.
                    (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 1999.)

             11     Statements re computation of per share earnings.
                    (Incorporated herein by reference to Notes to Consolidated
                    Financial Statements -- Note 19 --"Earnings and Dividends
                    Per Share" on page 62 of Zenith's 2000 Annual Report to
                    Stockholders.)

             13     Zenith's Annual Report to Stockholders for the year ended
                    December 31, 2000, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.

             23     Consent of PricewaterhouseCoopers LLP, dated March 27, 2001.
                    (Incorporated herein by reference to page F-1 of this Annual
                    Report on Form 10-K.)

--------------------------

*Management contract or compensatory plan or arrangement

    (b) Reports on Form 8-K
       Zenith filed no Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2001.

                                                       ZENITH NATIONAL INSURANCE CORP.

                                                       By:              /s/ STANLEY R. ZAX
                                                            -----------------------------------------
                                                                          Stanley R. Zax
                                                               Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 2001.

                   /s/ STANLEY R. ZAX
     ---------------------------------------------        Chairman of the Board, President and
                     Stanley R. Zax                       Director (Principal Executive Officer)

                  /s/ MAX M. KAMPELMAN
     ---------------------------------------------        Director
                    Max M. Kampelman

                  /s/ ROBERT J. MILLER
     ---------------------------------------------        Director
                    Robert J. Miller

                  /s/ LEON E. PANETTA
     ---------------------------------------------        Director
                    Leon E. Panetta

                /s/ WILLIAM S. SESSIONS
     ---------------------------------------------        Director
                  William S. Sessions

                 /s/ HARVEY L. SILBERT
     ---------------------------------------------        Director
                   Harvey L. Silbert

                  /s/ GERALD TSAI, JR.
     ---------------------------------------------        Director
                    Gerald Tsai, Jr.

                 /s/ MICHAEL WM. ZAVIS
     ---------------------------------------------        Director
                   Michael Wm. Zavis

                  /s/ WILLIAM J. OWEN                     Senior Vice President and Chief Financial
     ---------------------------------------------        Officer (Principal Financial and Accounting
                    William J. Owen                       Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399 and 333-79199) of
our report dated February 7, 2001 relating to the consolidated financial statements as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, which appears in the 2000 Annual Report to Stockholders of Zenith National Insurance Corp. (the "Company"), which is included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2000. We also consent to the incorporation by reference of our report dated February 7, 2001 relating to the financial statement schedules, which appears in such Annual Report on Form 10-K.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
March 27, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
  Zenith National Insurance Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 7, 2001 appearing in the 2000 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Los Angeles, California

February 7, 2001

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --

                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2000

                      COLUMN A                         COLUMN B     COLUMN C        COLUMN D
                      --------                         --------     --------        --------
                                                                                AMOUNT AT WHICH
                                                                      FAIR        SHOWN IN THE
                 TYPE OF INVESTMENT                    COST(1)       VALUE      BALANCE SHEET(2)
                 ------------------                   ----------   ----------   ----------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities:
  Bonds:
    United States Government and government agencies
      and authorities...............................  $  142,593   $  142,786       $  142,786
    Public utilities................................      25,560       25,600           25,600
    Industrial and miscellaneous....................     428,077      414,204          413,836
  Redeemable preferred stocks.......................      13,644       12,752           12,752
                                                      ----------   ----------       ----------
        Total fixed maturities......................     609,874      595,342          594,974
Equity securities:
  Floating rate preferred stocks....................       6,799        5,699            5,699
  Convertible and nonredeemable preferred stocks....       3,733        3,391            3,391
  Common stocks, industrial.........................      23,630       27,301           27,301
                                                      ----------   ----------       ----------
        Total equity securities.....................      34,162       36,391           36,391
Short-term investments..............................     158,438      158,438          158,438
Other investments...................................      62,931       62,931           62,931
                                                      ----------   ----------       ----------
        Total investments...........................  $  865,405   $  853,102       $  852,734
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

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                                 BALANCE SHEET
                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
(DOLLARS AND SHARES IN THOUSANDS)                             ---------   ---------
Investments:
  Fixed maturities, at fair value (cost $480 in 2000).......  $     444
  Common stocks, at fair value (cost $1,214 in 2000 and
    $1,430 in 1999).........................................      1,390   $   1,464
  Short-term investments (at cost, which approximates fair
    value)..................................................     58,145      96,033
                                                              ---------   ---------
Total investments...........................................     59,979      97,497
Cash........................................................      1,076
Investment in subsidiaries (Note A).........................    331,056     347,372
Receivable from subsidiaries (Note A).......................     54,879      56,747
Other assets................................................     18,261      16,560
                                                              ---------   ---------
        Total assets........................................  $ 465,251   $ 518,176
                                                              =========   =========

                                    LIABILITIES
Senior notes payable, less unamortized issue cost of $126 in
  2000 and $283 in 1999 (Notes B and D).....................  $  58,374   $  74,717
8.55% Subordinated Deferrable Interest Debentures, less
  unamortized issue cost of $259 in 2000 and $269 in 1999
  (Note C)..................................................     77,061      77,051
Dividend payable to stockholders............................      4,361       4,287
Federal income tax (Note A).................................      9,534       1,192
Other liabilities...........................................      6,145       6,370
                                                              ---------   ---------
        Total liabilities...................................    155,475     163,617
                                                              ---------   ---------

                               STOCKHOLDERS' EQUITY
Preferred stock, $1 par--shares authorized 1,000; issued and outstanding, none in 2000 and 1999........................
Common stock, $1 par--shares authorized 50,000; issued
  25,452, outstanding 17,443 in 2000; issued 25,157,
  outstanding 17,150 in 1999................................     25,452      25,157
Additional paid-in capital..................................    282,120     274,897
Retained earnings...........................................    161,174     225,229
Accumulated other comprehensive loss--net unrealized
  depreciation on investments, net of deferred tax benefit
  of $4,419 in 2000 and $10,768 in 1999.....................     (8,206)    (19,998)
                                                              ---------   ---------
                                                                460,540     505,285

Treasury stock, at cost (8,009 shares in 2000 and 8,007
  shares in 1999)...........................................   (150,764)   (150,726)
                                                              ---------   ---------
        Total stockholders' equity..........................    309,776     354,559
                                                              ---------   ---------
        Total liabilities and stockholders' equity..........  $ 465,251   $ 518,176
                                                              =========   =========

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
(DOLLARS IN THOUSANDS)                                        ---------   --------   --------
Net investment income (expense).............................  $  4,258    $  2,520   $  (801)
Realized (losses) gains on investments......................      (869)        828        22
                                                              --------    --------   -------
Total revenues..............................................     3,389       3,348      (779)
Operating expenses..........................................     6,042       4,155     3,835
Interest expense............................................     5,839       8,416     6,011
                                                              --------    --------   -------
Total expenses..............................................    11,881      12,571     9,846
Loss before federal income tax benefit and equity in (loss)
  income of subsidiaries and extraordinary item.............    (8,492)     (9,223)  (10,625)
Federal income tax benefit..................................     2,631       3,175     3,496
                                                              --------    --------   -------
Loss before equity in income of subsidiaries and
  extraordinary item........................................    (5,861)     (6,048)   (7,129)
Equity in (loss) income of subsidiaries (Note A)............   (41,932)     60,148    26,229
                                                              --------    --------   -------
(Loss) income before extraordinary item.....................   (47,793)     54,100    19,100
Extraordinary item--gain on extinguishment of debt, net of
  federal income tax expense of $534 (Note D)...............       993
                                                              --------    --------   -------
Net (loss) income...........................................  $(46,800)   $ 54,100   $19,100
                                                              ========    ========   =======

                 See notes to condensed financial information.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ZENITH NATIONAL INSURANCE CORP.
                            STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
(DOLLARS IN THOUSANDS)                                        ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Investment income received................................  $     721   $  1,372   $    445
  Operating expenses paid...................................     (4,694)    (3,808)    (4,587)
  Interest paid.............................................     (8,963)   (10,017)    (5,468)
  Income tax recovered......................................     10,675      3,974      4,563
                                                              ---------   --------   --------
    Net cash used in operating activities...................     (2,261)    (8,479)    (5,047)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments:
    Equity securities available-for-sale....................       (888)   (10,315)    (4,652)
    Other debt and equity securities and other
      investments...........................................                            4,793
  Proceeds from sales of investments:
    Equity securities available-for-sale....................                 9,412
    Other investments.......................................                 5,675
  Net change in short-term investments......................     41,485    (89,146)    33,457
  Other, net................................................      6,367     (5,271)    (1,408)
                                                              ---------   --------   --------
    Net cash provided by (used in) investing activities.....     46,964    (89,645)    32,190
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of redeemable securities (Notes B and D)            (6,164)
  Repurchase of 9% Notes (Notes B and D)....................    (16,585)
  Cash advanced from bank lines of credit...................                 7,400      7,000
  Cash repaid on bank lines of credit.......................               (12,400)    (2,000)
  Cash dividends paid to common stockholders................    (17,183)   (17,165)   (17,010)
  Net proceeds from issuance of subordinated debt (Note
    C)......................................................                           77,038
  Proceeds from exercise of stock options...................      7,246      4,322      6,527
  Purchase of treasury shares...............................        (38)    (4,190)   (24,023)
  Dividends received from subsidiaries (Note A).............     10,000    130,000
  Capital contribution to Zenith Insurance (Notes A and
    C)......................................................    (25,000)              (65,000)
  Net cash from (to) subsidiary (Note A)....................      4,097     (9,991)   (10,257)
                                                              ---------   --------   --------
    Net cash (used in) provided by financing activities.....    (43,627)    97,976    (27,725)
Net increase (decrease) in cash.............................      1,076       (148)      (582)
Cash at beginning of year...................................                   148        730
                                                              ---------   --------   --------
Cash at end of year.........................................  $   1,076   $          $    148
                                                              =========   ========   ========
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (46,800)  $ 54,100   $ 19,100
  Gain on extinguishment of debt (Notes B and D)............     (1,527)
  Loss (income) from subsidiaries (Note A)..................     41,932    (60,148)   (26,229)
  Other.....................................................      4,134     (2,431)     2,082
                                                              ---------   --------   --------
    Net cash used in operating activities...................  $  (2,261)  $ (8,479)  $ (5,047)
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

A.  Investment In Subsidiaries

        Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); ZNAT Insurance Company; Zenith Star Insurance Company; Perma-Bilt, a Nevada Corporation ("Perma-Bilt"); Zenith Development Corp. ("ZDC"); and Zenith National Insurance Capital Trust I (the "Trust"). These investments are included in the financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2000 and 1999 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith National funds the land acquisitions of its Real Estate Operations through intercompany loans. The receivable from subsidiaries mainly comprises principal and capitalized interest on loans to Perma-Bilt and ZDC of $55.4 million and $56.8 million at December 31, 2000 and 1999, respectively, for which interest is charged at the rate of prime plus 2% (11.5% at December 31, 2000 and 10.5% at December 31, 1999).

        Zenith National files a consolidated federal income tax return. The equity in (loss) income of subsidiaries is net of a provision for federal income tax benefit of $21.9 million in 2000 and a federal income tax expense of $32.2 million in 1999 and $13.2 million in 1998. Zenith has tax allocation procedures with its subsidiaries and the 2000, 1999 and 1998 condensed financial information reflect Zenith's portion of the consolidated tax.

        Zenith Insurance paid dividends to Zenith National of $10.0 million in 2000 and $130.0 million in 1999 including a dividend of $100.0 million for which prior approval was obtained from the California Department of Insurance in 1999. Zenith Insurance paid no dividends to Zenith National in 1998. Zenith National made contributions of $25.0 million in 2000 and $65.0 million in 1998 to the capital and surplus of Zenith Insurance.

B.  Senior Notes Payable

        Zenith National had $58.5 million and $75.0 million of the $75.0 million issued of its 9% Senior Notes due 2002 (the "9% Notes") at December 31, 2000 and 1999, respectively. Interest on the 9% Notes is payable semi-annually. The 9% Notes are general unsecured obligations of Zenith National. Issue costs of $1.2 million are being amortized over the term of the 9% Notes. In the years ended December 31, 2000, 1999 and 1998, $5.8 million, $6.9 million and $6.9 million, respectively, of interest and issue costs were expended.

C.  Subordinated Debentures

        On July 30, 1998, Zenith National sold $77.3 million of 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures") to the Trust, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith National for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith at the then present value of the remaining scheduled payments of principal and interest. In 1998 Zenith used $65.0 million from the net proceeds to make a capital contribution to Zenith Insurance and used $2.3 million to acquire all of the issued voting stock of the Trust. The remaining net proceeds were used for general corporate purposes. The issue cost on the Subordinated Debentures of $0.3 million is being amortized over the term of the Subordinated Debentures. During 2000, 1999 and 1998, $6.7 million, $6.7 million and
    $2.7 million, respectively, of interest and issue cost were expensed.

        Zenith National's guarantee of the Subordinated Debentures is subordinated to all other indebtedness of Zenith National.

D.  Extraordinary Item--Gain on Extinguishment of Debt

        In 2000, Zenith National paid $22.8 million to repurchase $16.5 million aggregate principal amount of the outstanding 9% Notes and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities issued through the Trust. The repurchases resulted in an extraordinary gain before tax of $1.5 million.

E.  Commitments and Contingent Liabilities

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

        Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement"), providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary advised Zenith Insurance and RISCORP that they would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior

    Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that could have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. Zenith is unable to predict the outcome of this litigation.

        Zenith National and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, will not have a material adverse effect on the consolidated financial condition or results of operations of Zenith.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

COLUMN A                                     COLUMN B        COLUMN C      COLUMN D      COLUMN E     COLUMN F     COLUMN G
--------                                    -----------   --------------   ---------   ------------   ---------   ----------
                                                          FUTURE POLICY
                                             DEFERRED       BENEFITS,                  OTHER POLICY
                                              POLICY      LOSSES, CLAIMS                CLAIMS AND                   NET
                                            ACQUISITION      AND LOSS      UNEARNED      BENEFITS      PREMIUM    INVESTMENT
SEGMENT                                        COSTS         EXPENSES      PREMIUMS      PAYABLE       REVENUE      INCOME
-------                                     -----------   --------------   ---------   ------------   ---------   ----------
(DOLLARS IN THOUSANDS)
Years Ended December 31,
2000
----
Property and Casualty
  Workers' Compensation...................    $ 8,610        $542,173      $ 49,928                   $300,833
  Reinsurance.............................      1,700          97,514         8,896                     37,919
                                              -------        --------      --------      -------      --------     -------
                                               10,310         639,687        58,824                    338,752
Reinsurance ceded.........................                    238,196            83
Investment................................                                                                         $51,766
Parent....................................
                                              -------        --------      --------      -------      --------     -------
  Total...................................    $10,310        $877,883      $ 58,907                   $338,752     $51,766
                                              =======        ========      ========      =======      ========     =======
1999
----
Property and Casualty
  Workers' Compensation...................    $ 6,633        $516,941      $ 42,630                   $278,854
  Reinsurance.............................      1,259          88,309         7,496                     36,441
  Other Property-Casualty.................                                                              54,108
                                              -------        --------      --------      -------      --------     -------
                                                7,892         605,250        50,126                    369,403
Reinsurance ceded.........................                    275,679           780
Investment................................                                                                         $53,662
Parent....................................
                                              -------        --------      --------      -------      --------     -------
  Total...................................    $ 7,892        $880,929      $ 50,906                   $369,403     $53,662
                                              =======        ========      ========      =======      ========     =======
1998
----
Property and Casualty
  Workers' Compensation...................    $ 6,157        $524,183      $ 48,363                   $278,660
  Reinsurance.............................      1,352          73,646         8,005                     29,150
  Other Property-Casualty.................     16,432         110,855        89,202                    222,045
                                              -------        --------      --------      -------      --------     -------
                                               23,941         708,684       145,570                    529,855
Reinsurance ceded.........................                    288,963        12,395
Investment................................                                                                         $53,593
Parent....................................
                                              -------        --------      --------      -------      --------     -------
  Total...................................    $23,941        $997,647      $157,965                   $529,855     $53,593
                                              =======        ========      ========      =======      ========     =======

COLUMN A                                     COLUMN H      COLUMN I     COLUMN J    COLUMN K
--------                                    ----------   ------------   ---------   ---------
                                            BENEFITS,
                                             CLAIMS,     AMORTIZATION
                                            LOSSES AND    OF POLICY       OTHER
                                            SETTLEMENT   ACQUISITION    OPERATING   PREMIUMS
SEGMENT                                      EXPENSES       COSTS       EXPENSES     WRITTEN
-------                                     ----------   ------------   ---------   ---------
(DOLLARS IN THOUSANDS)
Years Ended December 31,
2000
----
Property and Casualty
  Workers' Compensation...................   $289,923      $57,979       $39,241    $308,131
  Reinsurance.............................     47,039        4,912           504      39,320
                                             --------      -------       -------    --------
                                              336,962       62,891        39,745     347,451
Reinsurance ceded.........................
Investment................................
Parent....................................                                 6,042
                                             --------      -------       -------    --------
  Total...................................   $336,962      $62,891       $45,787    $347,451
                                             ========      =======       =======    ========
1999
----
Property and Casualty
  Workers' Compensation...................   $285,864      $47,502       $70,112    $272,326
  Reinsurance.............................     38,279        5,000           486      35,930
  Other Property-Casualty.................     36,029       12,764         5,337      49,976
                                             --------      -------       -------    --------
                                              360,172       65,266        75,935     358,232
Reinsurance ceded.........................
Investment................................
Parent....................................                                 4,155
                                             --------      -------       -------    --------
  Total...................................   $360,172      $65,266       $80,090    $358,232
                                             ========      =======       =======    ========
1998
----
Property and Casualty
  Workers' Compensation...................   $220,983      $43,182       $60,609    $277,191
  Reinsurance.............................     13,195        4,727           960      29,856
  Other Property-Casualty.................    148,712       49,028        19,895     215,452
                                             --------      -------       -------    --------
                                              382,890       96,937        81,464     522,499
Reinsurance ceded.........................
Investment................................
Parent....................................                                 3,835
                                             --------      -------       -------    --------
  Total...................................   $382,890      $96,937       $85,299    $522,499
                                             ========      =======       =======    ========

                           SCHEDULE IV -- REINSURANCE
                ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

                                                                                              COLUMN F
                                                      COLUMN C      COLUMN D                  --------
                                          COLUMN B    --------      --------     COLUMN E    PERCENTAGE
                                          --------    CEDED TO      ASSUMED      --------    OF AMOUNT
COLUMN A                                   GROSS        OTHER      FROM OTHER      NET        ASSUMED
--------                                   AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
(DOLLARS IN THOUSANDS)                    --------    ---------    ----------    --------    ----------
YEARS ENDED DECEMBER 31,

2000
Premiums earned.......................    $307,514     $10,610      $41,848      $338,752      12.4%

1999
Premiums earned.......................     345,085      16,349       40,667       369,403      11.0%

1998
Premiums earned.......................     545,573      54,487       38,769       529,855       7.3%