Form 10-Q
period 2001-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2001-05-14
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

Commission File Number 1-9627

ZENITH NATIONAL INSURANCE CORP.
[Exact name of registrant as specified in its charter]

Delaware	95-2702776
[State or other jurisdiction of incorporation or organization]	[I.R.S. Employer Identification No.]
21255 Califa Street, Woodland Hills, California	91367-5021
[Address of principal executive offices]	[Zip Code]

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

Yes  /x/         No  / /

    At May 4, 2001, there were 17,493,000 shares of Zenith National common stock outstanding, net of 8,009,000 shares of treasury stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)	March 31, 2001	December 31, 2000
	(Unaudited)
Assets:
Investments:
Fixed maturities:
At amortized cost (fair value $24,326 in 2001 and $24,891 in 2000)	$23,762	$24,523
At fair value (cost $601,551 in 2001 and $585,351 in 2000)	598,135	570,451
Floating rate preferred stocks, at fair value (cost $6,799 in 2001 and 2000)	5,626	5,699
Convertible and non-redeemable preferred stocks, at fair value (cost $3,733 in 2001 and 2000)	3,442	3,391
Common stocks, at fair value (cost $26,169 in 2001 and $23,630 in 2000)	26,405	27,301
Short-term investments (at cost, which approximates fair value)	158,344	158,438
Other investments	59,799	62,931

Total investments	875,513	852,734
Cash	7,711	16,026
Accrued investment income	12,316	11,883
Premiums receivable, less allowance for doubtful accounts of $7,859 in 2001 and $7,596 in 2000	81,443	76,405
Receivable from reinsurers and state trust funds for paid and unpaid losses	295,010	305,341
Deferred policy acquisition costs	12,497	10,310
Properties and equipment, less accumulated depreciation	48,957	49,827
Deferred tax asset	34,014	35,123
Current federal income tax receivable	16,018	17,746
Intangible assets	22,179	22,410
Other assets	74,648	74,385

Total assets	$1,480,306	$1,472,190

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$872,358	$877,883
Unearned premiums	70,205	58,907
Policyholders' dividends accrued	3,200	2,773
Reserves on loss portfolio transfers	14,390	14,471
Payable to banks	16,017	15,674
Senior notes payable, less unamortized issue costs of $102 in 2001 and $126 in 2000 (Note 4)	58,398	58,374
Other liabilities	68,307	68,714

Total liabilities	1,102,875	1,096,796

Redeemable securities:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith National Insurance Capital Trust I, holding solely 8.55% Subordinated Deferrable Interest Debentures due 2028 of Zenith National Insurance Corp., less unamortized issue cost and discount of $1,369 in 2001 and $1,382 in 2000 (Note 4)	65,631	65,618

Commitments and contingent liabilities (Note 3)
Stockholders' equity:
Preferred stock, $1 par—shares authorized 1,000; issued and outstanding, none in 2001 and 2000
Common stock, $1 par—shares authorized 50,000; issued 25,502, outstanding 17,493 in 2001; issued 25,452, outstanding 17,443 in 2000	25,502	25,452
Additional paid-in capital	283,391	282,120
Retained earnings	156,700	161,174
Accumulated other comprehensive loss—net unrealized depreciation on investments, net of deferred tax benefit of $1,631 in 2001 and $4,419 in 2000	(3,029)	(8,206)

	462,564	460,540
Treasury stock at cost (8,009 shares in 2001 and 2000)	(150,764)	(150,764)

Total stockholders' equity	311,800	309,776

Total liabilities, redeemable securities and stockholders' equity	$1,480,306	$1,472,190

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)
	2001	2000
Revenues:
Premiums earned	$104,638	$77,139
Net investment income	13,380	13,561
Realized gains on investments	137	3,255
Real estate sales	17,110	16,434

Total revenues	135,265	110,389
Expenses:
Loss and loss adjustment expenses incurred	85,088	74,467
Policy acquisition costs	18,777	13,503
Other underwriting and operating expenses	13,016	13,064
Policyholders' dividends and participation	565	733
Real estate construction and operating costs	15,998	15,043
Interest expense	1,803	1,761

Total expenses	135,247	118,571
Income (loss) before federal income tax expense (benefit) and extraordinary item	18	(8,182)
Federal income tax expense (benefit)	118	(2,809)

Loss before extraordinary item	(100)	(5,373)
Extraordinary item—gain on extinguishment of debt, net of federal income tax expense of $524 (Note 4)		973

Net loss	$(100)	$(4,400)

Net loss per common share (Note 2)—
Basic:
Loss before extraordinary item	$(0.01)	$(0.31)
Extraordinary item—gain on extinguishment of debt, net of federal income tax expense (Note 4)		0.05

Net loss	$(0.01)	$(0.26)

Diluted:
Loss before extraordinary item	$(0.01)	$(0.31)
Extraordinary item—gain on extinguishment of debt, net of federal income tax expense (Note 4)		0.05

Net loss	$(0.01)	$(0.26)

Disclosure regarding comprehensive income (loss):
Net loss	$(100)	$(4,400)
Change in unrealized depreciation on investments	5,177	(2,948)

Comprehensive income (loss)	$5,077	$(7,348)

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)
	2001	2000
Cash flows from operating activities:
Premiums collected	$114,279	$83,382
Investment income received	12,151	13,914
Proceeds from sales of real estate	17,110	16,434
Loss and loss adjustment expenses paid	(79,019)	(77,877)
Underwriting and other operating expenses paid	(35,456)	(24,739)
Real estate construction costs paid	(16,884)	(20,497)
Interest paid	(3,045)	(3,907)
Income taxes paid	(5)	(31,519)

Net cash provided by (used in) operating activities	9,131	(44,809)
Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(161,604)	(95,023)
Other investments	(291)	(1,802)
Proceeds from maturities and redemptions of investments:
Fixed maturities held-to-maturity	751	553
Investment securities available-for-sale	12,043	11,605
Proceeds from sales of investments:
Investment securities available-for-sale	131,167	99,558
Other investments	3,008	169
Net change in short-term investments	1,112	51,915
Capital expenditures and other, net	(914)	(3,930)

Net cash (used in) provided by investing activities	(14,728)	63,045
Cash flows from financing activities:
Repurchase of redeemable securities (Note 4)		(6,164)
Repurchase of senior notes payable (Note 4)		(12,625)
Cash advanced from bank construction loans	14,324	14,794
Cash repaid on bank construction loans	(13,932)	(13,849)
Cash dividends paid to common stockholders	(4,368)	(4,287)
Proceeds from exercise of stock options	1,258	65
Purchase of treasury shares		(38)

Net cash used in financing activities	(2,718)	(22,104)

Net decrease in cash	(8,315)	(3,868)
Cash at beginning of period	16,026	15,714

Cash at end of period	$7,711	$11,846

Reconciliation of net loss to net cash flows from operating activities:
Net loss	$(100)	$(4,400)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,326	2,101
Realized gains on investments	(137)	(3,255)
Gain on extinguishment of debt (Note 4)		(1,497)
Decrease (increase) in:
Premiums receivable	(5,038)	1,219
Receivable from reinsurers and state trust funds on paid and unpaid losses	10,108	11,151
Federal income tax	113	(33,804)
Real estate construction in progress and land held for development	(930)	(7,592)
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	(5,525)	(8,935)
Unearned premiums	11,298	1,469
Policyholders' dividends accrued	427	572
Other	(2,411)	(1,838)

Net cash provided by (used in) operating activities	$9,131	$(44,809)

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

    The accompanying unaudited, consolidated financial statements of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2000. Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in this statement.

Note 2. Earnings and Dividends Per Share

    The following table sets forth the computation of basic and diluted net loss per share:

		Three Months Ended March 31,
(In thousands, except per share data)
		2001	2000
(A)	Net loss	$(100)	$(4,400)

(B)	Weighted average outstanding shares during the period	17,485	17,151
	Additional common shares issuable under employee stock option plans using the treasury stock method	181	14

(C)	Weighted average number of common shares outstanding assuming exercise of stock options	17,666	17,165

	Net loss per common share—
(A)/(B)	Basic	$(0.01)	$(0.26)
(A)/(C)	Diluted	(0.01)	(0.26)

	Dividends per common share	0.25	0.25

Note 3. Contingent Liabilities

RISCORP Litigation

    On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance Company ("Zenith Insurance") and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP and its external accounting and actuarial consultants and Zenith Insurance and its external accounting and actuarial consultants made and presented their estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance to an independent third party, acting as a Neutral Auditor and

Neutral Actuary. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses. On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties. That report indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith Insurance by $92.3 million.

    Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that would have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. On May 1, 2001, the Superior Court granted in their entirety motions for judgment on the pleadings filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary. Counterclaims filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary remain pending. Zenith is unable to predict the outcome of this litigation.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivables

    In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At March 31, 2001 and December 31, 2000, the receivable from the Fund was $28.4 million and $31.1 million, respectively, related to the pre-January 1, 1998 claims.

Other Litigation

    Other than the RISCORP litigation described above, Zenith National and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition or results of operations of Zenith.

Note 4. Extraordinary Item—Gain on Extinguishment of Debt

    On February 25, 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases resulted in an extraordinary gain before tax of $1.5 million. Zenith National used its available cash balances to fund these purchases.

Note 5. Segment Information

    Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Real Estate	Investments	Parent	Total
For the Three Months Ended March 31, 2001
Revenues:
Premiums earned	$92,619	$12,019				$104,638
Net investment income				$13,380		13,380
Realized gains on investments				137		137
Real estate sales			$17,110			17,110

Total revenues	92,619	12,019	17,110	13,517		135,265

Interest expense					$(1,803)	(1,803)

(Loss) income before tax	(12,584)	772	1,112	13,517	(2,799)	18
Federal income tax (benefit) expense	(4,145)	254	389	4,600	(980)	118

Net (loss) income	$(8,439)	$518	$723	$8,917	$(1,819)	$(100)

Combined ratios	113.6%	93.6%				111.3%

Total assets	$489,514	$33,037	$61,088	$895,540	$1,127	$1,480,306

For the Three Months Ended March 31, 2000
Revenues:
Premiums earned	$68,481	$8,658				$77,139
Net investment income				$13,561		13,561
Realized gains on investments				3,255		3,255
Real estate sales			$16,434			16,434

Total revenues	68,481	8,658	16,434	16,816		110,389

Interest expense					$(1,761)	(1,761)

(Loss) income before tax and extraordinary item	(18,499)	(3,076)	1,391	16,816	(4,814)	(8,182)
Federal income tax (benefit) expense	(6,208)	(1,032)	487	5,629	(1,685)	(2,809)

(Loss) income before extraordinary item	(12,291)	(2,044)	904	11,187	(3,129)	(5,373)
Extraordinary item (1)					973	973

Net (loss) income	$(12,291)	$(2,044)	$904	$11,187	$(2,156)	$(4,400)

Combined ratios	127.0%	135.5%				128.0%

Total assets	$516,043	$30,813	$94,914	$857,629	$6,769	$1,506,168

(1)
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

Overview

    The comparative components of net loss after tax are set forth in the following table:

	Three Months Ended March 31,
(In thousands)
	2001	2000
Net investment income	$8,828	$9,071
Realized gains on investments	89	2,116

Subtotal	8,917	11,187
Property-casualty underwriting results:
Loss excluding catastrophes	(6,946)	(10,760)
Catastrophe losses	(975)	(3,575)

Property-casualty underwriting loss	(7,921)	(14,335)
Income from Real Estate Operations	723	904
Interest expense	(1,172)	(1,145)
Parent expenses	(647)	(1,984)

(Loss) before extraordinary item	(100)	(5,373)
Extraordinary item—gain on extinguishment of debt		973

Net loss	$(100)	$(4,400)

    Results of operations improved in the first quarter of 2001 compared to the first quarter of 2000 principally as a result of reduced underwriting losses in the property-casualty operations (the "P&C Operations").

    The comparative results of the P&C Operations before tax and combined ratios are set forth in the table below:

	Three Months Ended March 31,
(Dollars in thousands)
	2001	2000
Premiums earned:
Workers' Compensation:
California	$45,226	$27,903
Outside California	47,393	40,578

Total Workers' Compensation	92,619	68,481
Reinsurance	12,019	8,658

Total	$104,638	$77,139

Underwriting (loss) income before tax:
Workers' Compensation	$(12,584)	$(18,499)
Reinsurance	772	(3,076)

Total	$(11,812)	$(21,575)

Combined loss and expense ratios:
Workers' Compensation:
Loss and loss adjustment expenses	81.8%	92.8%
Underwriting expenses	31.8%	34.2%

Combined ratio	113.6%	127.0%
Reinsurance:
Loss and loss adjustment expenses	77.3%	126.2%
Underwriting expenses	16.3%	9.3%

Combined ratio	93.6%	135.5%
Total:
Loss and loss adjustment expenses	81.3%	96.5%
Underwriting expenses	30.0%	31.5%

Combined ratio	111.3%	128.0%

Workers' Compensation

    For the past several years, intense competition, increasing claims severity and inadequate premium rates adversely affected the national workers' compensation industry. Industry results have been extremely unprofitable and there are reports by industry groups of significant under-reserving in reported results. Zenith's in-force Workers' Compensation premiums decreased consistently in the several years prior to 2000 as a result of Zenith's endeavors to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. Competitive pricing conditions improved in California and certain other states in 2000 and so far in 2001. Zenith increased its in-force premiums in California from $98.1 million at December 31, 1999 to $109.9 million at March 31, 2000 and from $146.7 million at December 31, 2000 to $178.5 million at March 31, 2001. Outside of California, where competition and pricing are improving only in certain states, Zenith's in-force premiums decreased from $145.8 million at December 31, 1999 to $142.8 million at March 31, 2000 and increased from $162.4 million at December 31, 2000 to $186.1 million at March 31, 2001. As a result, premiums earned in the Workers' Compensation Operations increased in the three months ended March 31, 2001 compared to the corresponding period in 2000.

    Zenith increased its premium rates in California by about 8% effective January 1, 2000 and by about 9% effective September 1, 2000. Rates were increased again in California by about 8% effective January 1, 2001 and Zenith implemented other rate increases at January 1, 2001 in most of the states in which it does business. Minimum rates in Florida, which are set by the Department of Insurance, were unchanged at January 1, 2001.

    Underwriting losses in the Workers' Compensation Operations decreased in the first quarter of 2001 compared to the first quarter of 2000 due to a decrease in the loss ratio in 2001 compared to 2000 and because of the favorable impact of increased premium revenues on the claims operating and underwriting expense ratios.

    Zenith expects that the profitability of its Workers' Compensation Operations will be dependent upon general levels of competition, industry pricing and management's ability to estimate the impact of any continuing adverse claim severity trends on the adequacy of loss reserves and premium rates. Zenith is unable to predict when its Workers' Compensation Operations will return to underwriting profitability, but expects increased cash flow to result in increased investment income.

Reinsurance

    In the three months ended March 31, 2001 and 2000, the Reinsurance Operations were adversely impacted by catastrophe losses before tax of $1.5 million and $5.5 million, respectively. Catastrophe losses impacting the results in 2001 and 2000 were attributable to additional estimates of the impact of events that occurred in 1999, in particular the storms at the end of December 1999 in France. In addition to the French storms, 1999 was characterized by frequent, global catastrophes of a moderate size. However, there do not appear to have been any major catastrophes that occurred in 2001 or 2000. Estimates of the impact of catastrophes on the Reinsurance Operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

Real Estate Operations

    The Real Estate Operations recognized total revenues for the three months ended March 31, 2001 and 2000 of $17.1 million and $16.4 million, respectively. There were 90 home sales for the three months ended March 31, 2001 compared to 88 home sales for the corresponding period in 2000. The Real Estate Operations also recognized gains on land sales before tax of $0.2 million and $0.6 million for the three months ended March 31, 2001 and 2000, respectively. Changes in interest rates and other factors could affect future home sales (we have not seen any impact so far), but Zenith believes the land it has acquired is strategically located and will have long-term value.

Investments

    The change in the carrying value of Zenith's consolidated investment portfolio in 2001 was as follows:

(In thousands)
Carrying value at the beginning of the year	$852,734
Purchases at cost	161,895
Maturities and redemptions	(12,794)
Proceeds from sales of investments	(134,175)
Net realized gains	137
Change in unrealized gains and losses, net	7,964
Net change in short-term investments	(1,112)
Net accretion of bonds and preferred stocks and other changes	864

Carrying value at March 31, 2001	$875,513

    Zenith's consolidated investment portfolio emphasized high quality, taxable bonds and short-term investments, supplemented by smaller portfolios of redeemable and other preferred and common stocks. Bonds with an investment grade rating represented 94% of the consolidated carrying values of bonds at March 31, 2001 and December 31, 2000. The average life of the consolidated portfolio was 4.9 years and 5.1 years at March 31, 2001 and December 31, 2000, respectively.

    Zenith has identified certain securities, amounting to 97% and 96% of the investments in debt securities at March 31, 2001 and December 31, 2000, respectively, as "available-for-sale." Stockholders' equity increased by $7.4 million after deferred tax from December 31, 2000 to March 31, 2001 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities. The total fair value of fixed maturity investments, including short-term investments, was $780.8 million and $753.8 million at March 31, 2001 and December 31, 2000, respectively. The unrealized gain (loss) on held-to-maturity and available-for-sale fixed maturity investments were as follows:

	Held-to-Maturity	Available-for-Sale
(In thousands)
	Before Tax	Before Tax	After Tax
March 31, 2001	$564	$(3,431)	$(2,230)
December 31, 2000	368	(14,877)	(9,670)

    The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended March 31,
	2001	2000
Investment yield:
Before tax	6.2%	5.9%
After tax	4.1%	4.0%

Parent

    In the first quarter of 2000, Zenith National recorded $1.8 million before tax of severance costs associated with the termination provisions of an employment contract of a company officer.

Liquidity and Capital Resources

    The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow from operations is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At March 31, 2001 and December 31, 2000, cash and short-term investments in the P&C Operations amounted to $115.5 million and $112.6 million, respectively.

    In the first quarter of 2001, cash flow from operations was positive, principally as a result of the increase in Workers' Compensation premiums in the first quarter of 2001. In the first quarter of 2000, payment of income taxes for 1999, including $56.0 million associated with the gain on sale of CalFarm Insurance Company, reduced cash flow from operations.

    Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded in the long run by dividends received from Zenith Insurance Company and financing or refinancing activities by Zenith National. Investment income from its investment portfolio also provides a current source of cash to Zenith National. As a result of such dividend payments, Zenith National has available cash and short-term investments, which currently significantly exceed its short-term cash requirements. Cash, short-term investments and other available assets in Zenith National amounted to $130.2 million and $135.7 million at March 31, 2001 and December 31, 2000, respectively. Investment income from its investment portfolio also provides a current source of cash to Zenith National.

    At March 31, 2001, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, all of which was available at March 31, 2001. Under these agreements, certain restrictive covenants apply, including the maintenance of certain financial ratios.

    In the first quarter of 2000, Zenith's financial strength and debt ratings were reduced by Moody's Investors Service ("Moody's") and by Standard & Poor's ("S&P"), principally over concerns about continuing operating losses in the P&C Operations. In August 2000, S&P affirmed its ratings of Zenith, but changed its outlook for Zenith to "negative". At the same time, Moody's changed its outlook for Zenith to "negative", making no changes to Zenith's ratings. Both rating agencies cited continuing concerns about the operating performance of the P&C Operations. In the second quarter of 2000, A.M. Best Company reduced the rating of the P&C Operations from A+ (Superior) to A (Excellent). The actions of such rating agencies have had no material impact on Zenith's operations. Because of the available invested assets and available lines of credit in Zenith National, Zenith National has the flexibility, if necessary, to contribute capital to the P&C Operations.

    From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At March 31, 2001, Zenith National was authorized to repurchase up to 938,000 shares of its common stock at prevailing market prices pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. On February 25, 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases resulted in an extraordinary gain before tax of $1.5 million. Zenith National used its available cash balances to fund these purchases.

    The Real Estate Operations maintain certain bank credit facilities to provide financing for development and construction of single-family residences for sale. Each agreement pertains to a separate residential housing project. The agreements provide that funding and repayment of development and construction loans are made in tandem for each project. A development loan will always precede a construction loan for a project and the proceeds of the construction loan are required to first be used to pay off the respective development loan. At March 31, 2001 and December 31, 2000, $16.0 million and $15.7 million, respectively, was outstanding under these facilities. Zenith National also finances the land acquisitions of its Real Estate Operations through inter-company loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The table below provides information about Zenith's financial instruments as of March 31, 2001 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates (including interest).

	Expected Maturity Date
(Dollars in thousands)
	2001	2002	2003	2004	2005	Thereafter	Total
Fixed maturities:
Held-to-maturity and available-for-sale securities:
Fixed rate	$38,711	$64,047	$111,508	$40,750	$36,553	$327,882	$619,451
Weighted average interest rate	5.2%	4.7%	5.2%	6.3%	6.4%	8.0%	6.8%
Trading securities:
Fixed rate	$3,010						$3,010
Weighted average interest rate	5.1%						5.1%
Short-term investments	$158,344						$158,344
Debt and interest obligations:
Payable to banks and other notes payable	$9,690	$7,213					$16,903
Senior notes payable	5,265	61,133					66,398
Redeemable securities	2,865	5,729	$5,729	$5,729	$5,729	$198,767	224,548

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

PART II, OTHER INFORMATION

Item 1. Legal Proceedings

    On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance Company ("Zenith Insurance") and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP and its external accounting and actuarial consultants and Zenith Insurance and its external accounting and actuarial consultants made and presented their estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance to an independent third party, acting as a Neutral Auditor and Neutral Actuary. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses. On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties. That report indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith Insurance by $92.3 million.

    Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that would have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. On May 1, 2001, the Superior Court granted in their entirety motions for judgment on the pleadings filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary. Counterclaims filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary remain pending. Zenith is unable to predict the outcome of this litigation.

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
3.9
By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated by reference to Exhibit 3.3 to Zenith National Insurance Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.)
11
Statement re computation of per share earnings. (Note 2 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

    (b) Reports on Form 8-K

    Zenith filed no Current Reports on Form 8-K during the quarter ended March 31, 2001.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2001.

ZENITH NATIONAL INSURANCE CORP.

By:	/s/ Stanley R. Zax Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)

/s/ William J. Owen William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II, OTHER INFORMATION
  Item 1. Legal Proceedings
Signatures