Form 10-Q
period 2001-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2001-08-10
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
Commission File Number 1-9627

ZENITH NATIONAL INSURANCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-2702776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21255 Califa Street, Woodland Hills, California	91367-5021
(Address of principal executive offices)	(Zip Code)

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

Yes [X]                No [  ]

    At August 3, 2001, there were 17,500,000 shares of Zenith National common stock outstanding, net of 8,009,000 shares of treasury stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)	June 30, 2001	December 31, 2000
	(Unaudited)
Assets:
Investments:
Fixed maturities:
At amortized cost (fair value $22,984 in 2001 and $24,891 in 2000)	$22,738	$24,523
At fair value (cost $636,232 in 2001 and $585,351 in 2000)	627,444	570,451
Floating rate preferred stocks, at fair value (cost $6,799 in 2001 and 2000)	5,865	5,699
Convertible and non-redeemable preferred stocks, at fair value (cost $3,775 in 2001 and $3,733 in 2000)	3,670	3,391
Common stocks, at fair value (cost $28,294 in 2001 and $23,630 in 2000)	31,497	27,301
Short-term investments (at cost, which approximates fair value)	153,403	158,438
Other investments	64,221	62,931

Total investments	908,838	852,734
Cash	10,520	16,026
Accrued investment income	13,083	11,883
Premiums receivable, less allowance for doubtful accounts of $8,578 in 2001 and $7,596 in 2000	81,790	76,405
Receivable from reinsurers and state trust funds for paid and unpaid losses	296,979	305,341
Deferred policy acquisition costs	13,413	10,310
Properties and equipment, less accumulated depreciation	48,785	49,827
Deferred tax asset	34,844	35,123
Current federal income tax receivable		17,746
Intangible assets	21,948	22,410
Other assets	70,896	74,385

Total assets	$1,501,096	$1,472,190

(continued)

(In thousands)	June 30, 2001	December 31, 2000
	(Unaudited)
Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$887,077	$877,883
Unearned premiums	74,949	58,907
Policyholders' dividends accrued	3,635	2,773
Reserves on loss portfolio transfers	14,115	14,471
Payable to banks	15,667	15,674
Senior notes payable, less unamortized issue costs of $79 in 2001 and $126 in 2000 (Note 4)	57,921	58,374
Federal income tax payable	1,117
Other liabilities	71,747	68,714

Total liabilities	1,126,228	1,096,796

Redeemable securities:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith National Insurance Capital Trust I, holding solely 8.55% Subordinated Deferrable Interest Debentures due 2028 of Zenith National Insurance Corp., less unamortized issue cost and discount of $1,357 in 2001 and $1,382 in 2000 (Note 4)	65,643	65,618

Commitments and contingent liabilities (Note 3)
Stockholders' equity:
Preferred stock, $1 par—shares authorized 1,000; issued and outstanding, none in 2001 and 2000
Common stock, $1 par—shares authorized 50,000; issued 25,509, outstanding 17,500 in 2001; issued 25,452, outstanding 17,443 in 2000	25,509	25,452
Additional paid-in capital	283,560	282,120
Retained earnings	155,223	161,174
Accumulated other comprehensive loss—net unrealized depreciation on investments, net of deferred tax benefit of $2,317 in 2001 and $4,419 in 2000	(4,303)	(8,206)

	459,989	460,540
Treasury stock at cost (8,009 shares in 2001 and 2000)	(150,764)	(150,764)

Total stockholders' equity	309,225	309,776

Total liabilities, redeemable securities and stockholders' equity	$1,501,096	$1,472,190

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands, except per share data)
Revenues:
Premiums earned	$115,760	$78,306	$220,398	$155,445
Net investment income	12,865	13,000	26,245	26,561
Realized gains (losses) on investments	1,865	(2,589)	2,002	666
Real estate sales	24,058	22,099	41,168	38,533

Total revenues	154,548	110,816	289,813	221,205
Expenses:
Loss and loss adjustment expenses incurred	90,366	93,124	175,454	167,591
Policy acquisition costs	21,185	14,768	39,962	28,271
Other underwriting and operating expenses	14,036	10,478	27,052	23,542
Policyholders' dividends and participation	609	291	1,174	1,024
Real estate construction and operating costs	21,882	20,595	37,880	35,638
Interest expense	1,882	1,336	3,685	3,097

Total expenses	149,960	140,592	285,207	259,163
Income (loss) before federal income tax expense (benefit) and extraordinary item	4,588	(29,776)	4,606	(37,958)
Federal income tax expense (benefit)	1,688	(10,176)	1,806	(12,985)

Income (loss) before extraordinary item	2,900	(19,600)	2,800	(24,973)
Extraordinary item—gain on extinguishment of debt, net of federal income tax expense of $524 (Note 4)				973

Net income (loss)	$2,900	$(19,600)	$2,800	$(24,000)

Net income (loss) per common share (Note 2)—
Basic:
Income (loss) before extraordinary item	$0.17	$(1.14)	$0.16	$(1.45)
Extraordinary item—gain on extinguishment of debt, net of federal income tax expense (Note 4)				0.05

Net income (loss)	$0.17	$(1.14)	$0.16	$(1.40)

Diluted:
Income (loss) before extraordinary item	$0.16	$(1.14)	$0.16	$(1.45)
Extraordinary item—gain on extinguishment of debt, net of federal income tax expense (Note 4)				0.06

Net income (loss)	$0.16	$(1.14)	$0.16	$(1.39)

Disclosure regarding comprehensive income (loss):
Net income (loss)	$2,900	$(19,600)	$2,800	$(24,000)
Change in unrealized depreciation on investments	(1,274)	(5,391)	3,903	(8,339)

Comprehensive income (loss)	$1,626	$(24,991)	$6,703	$(32,339)

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)
	2001	2000
Cash flows from operating activities:
Premiums collected	$236,765	$166,156
Investment income received	23,968	25,437
Proceeds from sales of real estate	41,168	38,533
Loss and loss adjustment expenses paid	(153,051)	(147,387)
Underwriting and other operating expenses paid	(73,177)	(65,690)
Real estate construction costs paid	(33,208)	(38,404)
Interest paid	(5,778)	(7,081)
Income taxes refunded (paid)	15,311	(31,519)

Net cash provided by (used in) operating activities	51,998	(59,955)
Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(269,216)	(126,111)
Other investments	(4,663)	(3,282)
Proceeds from maturities and redemptions of investments:
Fixed maturities held-to-maturity	1,761	1,363
Investment securities available-for-sale	34,899	25,383
Proceeds from sales of investments:
Investment securities available-for-sale	180,479	128,601
Other investments	3,096	2,197
Net change in short-term investments	6,753	62,401
Capital expenditures and other, net	(2,785)	(5,053)

Net cash (used in) provided by investing activities	(49,676)	85,499
Cash flows from financing activities:
Repurchase of redeemable securities (Note 4)		(6,164)
Repurchase of senior notes payable (Note 4)	(500)	(12,625)
Cash advanced from bank construction loans	31,832	32,987
Cash repaid on bank construction loans	(31,839)	(32,941)
Cash dividends paid to common stockholders	(8,741)	(8,580)
Proceeds from exercise of stock options	1,420	1,200
Purchase of treasury shares		(38)

Net cash used in financing activities	(7,828)	(26,161)

Net decrease in cash	(5,506)	(617)
Cash at beginning of period	16,026	15,714

Cash at end of period	$10,520	$15,097

(continued)

	Six Months Ended June 30,
(In thousands)
	2001	2000
Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$2,800	$(24,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,970	2,951
Realized gains on investments	(2,002)	(666)
Gain on extinguishment of debt (Note 4)		(1,497)
Decrease (increase) in:
Premiums receivable	(5,385)	1,299
Receivable from reinsurers and state trust funds on paid and unpaid losses	8,180	36,454
Federal income tax	17,117	(43,979)
Real estate construction in progress and land held for development	1,694	(7,141)
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	9,194	(14,847)
Unearned premiums	16,042	4,702
Policyholders' dividends accrued	862	1,250
Other	526	(14,481)

Net cash provided by (used in) operating activities	$51,998	$(59,955)

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

Note 2. Earnings and Dividends Per Share

    The following table sets forth the computation of basic and diluted net loss per share:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)
		2001	2000	2001	2000
(A)	Net income (loss)	$2,900	$(19,600)	$2,800	$(24,000)

(B)	Weighted average outstanding shares during the period	17,496	17,191	17,490	17,171
	Additional common shares issuable under employee stock option plans using the treasury stock method	143	54	162	34

(C)	Weighted average number of common shares outstanding assuming exercise of stock options	17,639	17,245	17,652	17,205

	Net income (loss) per common share —
(A)/(B)	Basic	$0.17	$(1.14)	$0.16	$(1.40)
(A)/(C)	Diluted	0.16	(1.14)	0.16	(1.39)

	Dividends per common share	0.25	0.25	0.50	0.50

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

    Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that would have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. On May 1, 2001, the Superior Court granted in their entirety motions for judgment on the pleadings filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary. The Georgia Court of Appeals rejected RISCORP's petition for expedited review of the Superior Court's decision. Counterclaims filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary remain pending before the Superior Court. Zenith is unable to predict the outcome of this litigation.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivables and Other Reinsurance Receivable

    In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At June 30, 2001 and December 31, 2000, the receivable from the Fund was $23.8 million and $31.1 million, respectively, related to the pre-January 1, 1998 claims.

    At June 30, 2001, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Contractors Self Insurance Fund. On May 29, 2001, the Commonwealth Court of Pennsylvania issued an Order placing Reliance in Rehabilitation and Zenith Insurance has not received any reinsurance recoveries billed to Reliance in 2001. Zenith is unable to determine the ultimate outcome of this matter.

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

Note 4. Extraordinary Item—Gain on Extinguishment of Debt

    In the first quarter of 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 (the "9% Notes") and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases in 2000 resulted in an extraordinary gain before tax of $1.5 million in the first quarter. In the second quarter of 2001, Zenith National paid $0.5 million to repurchase $0.5 million aggregate principal amount of the outstanding 9% Notes. Zenith National used its available cash balances to fund these purchases.

Note 5. Segment Information

    Segment information is set forth below:

	For the Six Months Ended June 30, 2001
(Dollars in thousands)	Workers' Compensation	Reinsurance	Real Estate	Investments	Parent	Total
Revenues:
Premiums earned	$197,500	$22,898				$220,398
Net investment income				$26,245		26,245
Realized gains on investments				2,002		2,002
Real estate sales			$41,168			41,168

Total revenues	197,500	22,898	41,168	28,247		289,813

Interest expense					$(3,685)	(3,685)

(Loss) income before tax	(24,731)	3,229	3,288	28,247	(5,427)	4,606
Federal income tax (benefit) expense	(8,121)	1,060	1,151	9,616	(1,900)	1,806

Net income (loss)	$(16,610)	$2,169	$2,137	$18,631	$(3,527)	$2,800

Combined ratios	112.5%	85.9%				109.8%

	As of June 30, 2001
Total assets	$475,083	$30,657	$58,531	$932,441	$4,384	$1,501,096

	For the Six Months Ended June 30, 2000
Revenues:
Premiums earned	$138,586	$16,859				$155,445
Net investment income				$26,561		26,561
Realized gains on investments				666		666
Real estate sales			$38,533			38,533

Total revenues	138,586	16,859	38,533	27,227		221,205

Interest expense					$(3,097)	(3,097)

(Loss) income before tax and extraordinary item	(47,073)	(14,066)	2,894	27,227	(6,940)	(37,958)
Federal income tax (benefit) expense	(16,040)	(4,793)	1,013	9,264	(2,429)	(12,985)

(Loss) income before extraordinary item	(31,033)	(9,273)	1,881	17,963	(4,511)	(24,973)

Extraordinary item (1)					973	973

Net (loss) income	$(31,033)	$(9,273)	$1,881	$17,963	$(3,538)	$(24,000)

Combined ratios	134.0%	183.4%				139.3%

	As of June 30, 2000
Total assets	$504,264	$30,658	94,581	827,214	6,346	$1,463,063

(1)
gain on extinguishment of debt, net of federal income tax expense of $524

Note 6. Recently Issued Accounting Standards

    On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." The significant changes of SFAS No. 141 on the accounting for business combinations are (a) it requires the application of the purchase method of accounting and (b) it sets forth specific criteria for the recognition of intangible assets and goodwill resulting from the allocation of the purchase price. Goodwill and intangible assets recognized in a business combination are to be accounted for in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", discussed below. SFAS No. 141 is to be applied to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and other intangible assets are amortized over their useful lives (which may exceed forty years). The new standard also requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and sets forth criteria for recognition and measurement of impairment. SFAS No. 142 is required to be applied for all fiscal years beginning after December 15, 2001 and will be adopted by Zenith effective January 1, 2002, applicable to all goodwill and other intangibles recognized in its financials statements at that date. Zenith has not yet determined the effect of SFAS No. 142 on its results of operations or financial position.

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

Overview

    The comparative components of net income (loss) after tax are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2001	2000	2001	2000
Net investment income	$8,502	$8,459	$17,330	$17,530
Realized gains (losses) on investments	1,212	(1,683)	1,301	433

Subtotal	9,714	6,776	18,631	17,963

Property-casualty underwriting results:
Loss excluding catastrophes	(6,520)	(17,521)	(13,466)	(28,281)
Catastrophe losses		(8,450)	(975)	(12,025)

Property-casualty underwriting loss	(6,520)	(25,971)	(14,441)	(40,306)

Income from Real Estate Operations	1,414	977	2,137	1,881
Interest expense	(1,223)	(868)	(2,395)	(2,013)
Parent expenses	(485)	(514)	(1,132)	(2,498)

Income (loss) before extraordinary item	2,900	(19,600)	2,800	(24,973)
Extraordinary item — gain on extinguishment of debt				973

Net income (loss)	$2,900	$(19,600)	$2,800	$(24,000)

    Results of operations improved in the three and six months ended June 30, 2001 compared to the corresponding periods in 2000 principally as a result of reduced underwriting losses in the property—casualty operations (the "P&C Operations").

    The comparative results of the P&C Operations before tax and combined ratios are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2001	2000	2001	2000
Premiums earned:
Workers' Compensation:
California	$52,000	$33,022	$97,226	$60,925
Outside California	52,881	37,083	100,274	77,661

Total Workers' Compensation	104,881	70,105	197,500	138,586
Reinsurance	10,879	8,201	22,898	16,859

Total	$115,760	$78,306	$220,398	$155,445

Underwriting (loss) income before tax:
Workers' Compensation	$(12,147)	$(28,574)	$(24,731)	$(47,073)
Reinsurance	2,457	(10,990)	3,229	(14,066)

Total	$(9,690)	$(39,564)	$(21,502)	$(61,139)

Combined loss and expense ratios:
Workers' Compensation:
Loss and loss adjustment expenses	80.0%	107.1%	80.9%	100.1%
Underwriting expenses	31.6%	33.7%	31.6%	33.9%

Combined ratio	111.6%	140.8%	112.5%	134.0%
Reinsurance:
Loss and loss adjustment expenses	59.1%	220.1%	68.6%	171.8%
Underwriting expenses	18.3%	13.9%	17.3%	11.6%

Combined ratio	77.4%	234.0%	85.9%	183.4%
Total:
Loss and loss adjustment expenses	78.1%	118.9%	79.6%	107.7%
Underwriting expenses	30.3%	31.6%	30.2%	31.6%

Combined ratio	108.4%	150.5%	109.8%	139.3%

Workers' Compensation

    For the past several years, intense competition resulted in inadequate general levels of premium rates in the national workers' compensation industry. Taken together with a general trend of increasing claim severity, extremely unprofitable industry results have followed. In addition, there are reports by certain industry organizations of significant under-reserving in reported results. Zenith's in-force Workers' Compensation premiums decreased consistently in the several years prior to 2000 as a result of Zenith's endeavors to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. Competitive pricing conditions improved in California and certain other states in 2000 and so far in 2001. As a result of this improvement and in conjunction with the rate increases described below, Zenith increased its in-force premiums in California from $98.1 million at December 31, 1999 to $127.6 million at June 30, 2000 and from $146.7 million at

December 31, 2000 to $190.9 million at June 30, 2001. Outside of California, where competition and pricing are improving only in certain states, Zenith's in-force premiums decreased from $145.8 million at December 31, 1999 to $144.0 million at June 30, 2000 and increased from $162.4 million at December 31, 2000 to $203.0 million at June 30, 2001. As a result, premiums earned in the Workers' Compensation Operations increased in the three and six months ended June 30, 2001 compared to the corresponding periods in 2000.

    Zenith increased its Workers' Compensation premium rates in California by about 8% effective January 1, 2000 and by about 9% effective September 1, 2000. Rates were increased again in California by about 8% effective January 1, 2001 and Zenith implemented other rate increases at January 1, 2001 in most of the states in which it does business. Effective August 1, 2001, Zenith further increased its rates in California by about 5%. Minimum rates in Florida, which are set by the Department of Insurance, were unchanged at January 1, 2001.

    Underwriting losses in the Workers' Compensation Operations decreased in the three and six months ended June 30, 2001 compared to the corresponding periods of 2000 due to a decrease in the loss ratio and because of the favorable impact of increased premium revenues on the claims operating and underwriting expense ratios.

    Zenith expects that the future operating profitability of its Workers' Compensation Operations will be dependent upon principally the following: 1) general levels of competition; 2) industry pricing; 3) legislative and regulatory actions; and 4) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserves and premium rates. Also, claim frequency trends continue to decline, but the reasons therefor are not clear and management is unable to predict whether these trends will continue. Zenith is unable to predict when its Workers' Compensation Operations will return to underwriting profitability. Investment income also impacts operating profitability (see the table on page 16 for current investment yields).

Reinsurance

    The underwriting results in the Reinsurance Operations for the quarter ended June 30, 2001 benefited from an absence of catastrophe losses. Results for the six months ended June 30, 2001 were adversely impacted by $1.5 million of catastrophe losses before tax (all of which were incurred in the first quarter). In 2000, catastrophe losses were $13.0 million and $18.5 million for the quarter and six months ended June 30, 2000, respectively. Catastrophe losses impacting the results in 2001 and 2000 were attributable to additional estimates of the impact of events that occurred in 1999, in particular the storms at the end of December 1999 in France. Estimates of the impact of catastrophes on the Reinsurance Operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

Real Estate Operations

    The Real Estate Operations recognized total revenues for the three and six months ended June 30, 2001 of $24.1 million and $41.2 million, respectively, compared to total revenues of $22.1 million and $38.5 million, respectively, for the corresponding periods in 2000. There were 91 and 235 home sales for the three and six months ended June 30, 2001 compared to 127 and 245 home sales for the corresponding periods in 2000. Income from the Real Estate Operations in the second quarter of 2001 benefited from $0.4 million after tax of gains on land sales compared to $0.2 million in the second quarter of 2000. Changes in interest rates and other factors could affect future home sales (we have not seen any impact so far), but Zenith believes the land it has acquired is strategically located and will have long-term value.

Investments

    The change in the carrying value of Zenith's consolidated investment portfolio in 2001 was as follows:

(In thousands)
Carrying value at the beginning of the year	$852,734
Purchases at cost	273,879
Maturities and redemptions	(36,660)
Proceeds from sales of investments	(183,575)
Net realized gains	2,002
Change in unrealized gains and losses, net	6,005
Net change in short-term investments	(6,753)
Net accretion of bonds and preferred stocks and other changes	1,206

Carrying value at June 30, 2001	$908,838

    Zenith's consolidated investment portfolio increased in the six months ended June 30, 2001 principally as a result of favorable cash flow from operations. The portfolio emphasized high quality, taxable bonds and short-term investments, supplemented by smaller portfolios of redeemable and other preferred and common stocks. Bonds with an investment grade rating represented 94% of the consolidated carrying values of bonds at June 30, 2001 and December 31, 2000. The average life of the consolidated portfolio was 4.5 years and 5.1 years at June 30, 2001 and December 31, 2000, respectively.

    Zenith has identified certain securities, amounting to 97% and 96% of the investments in debt securities at June 30, 2001 and December 31, 2000, respectively, as "available-for-sale." Stockholders' equity increased by $4.0 million after deferred tax from December 31, 2000 to June 30, 2001 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities. The total fair value of fixed maturity investments, including short-term investments, was $803.8 million and $753.8 million at June 30, 2001 and December 31, 2000, respectively.

    The unrealized gain (loss) on held-to-maturity and available-for-sale fixed maturity investments were as follows:

		Available-for-Sale
(In thousands)	Held-to-Maturity Before Tax
		Before Tax	After Tax
June 30, 2001	$246	$(8,802)	$(5,721)
December 31, 2000	368	(14,877)	(9,670)

    The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Investment yield:
Before tax	5.7%	6.0%	5.9%	6.0%
After tax	3.8%	3.9%	3.9%	3.9%

Parent

    In the first quarter of 2000, Zenith National recorded $1.8 million before tax of severance costs associated with the termination provisions of an employment contract of a company officer.

Liquidity and Capital Resources

    The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow from operations is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At June 30, 2001 and December 31, 2000, cash and short-term investments in the P&C Operations amounted to $113.6 million and $112.6 million, respectively.

    In the six months ended June 30, 2001, cash flow from operations was positive, principally as a result of the increase in Workers' Compensation premiums in 2001. In the first quarter of 2000, payment of income taxes for 1999, including $56.0 million associated with the gain on sale of CalFarm Insurance Company, reduced cash flow from operations.

    Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded in the long run by dividends received from Zenith Insurance Company and financing or refinancing activities by Zenith National. Investment income from its investment portfolio also provides a current source of cash to Zenith National. Cash, short-term investments and other available assets in Zenith National amounted to $121.4 million and $135.7 million at June 30, 2001 and December 31, 2000, respectively.

    At June 30, 2001, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, all of which was available at June 30, 2001. Under these agreements, certain restrictive covenants apply, including the maintenance of certain financial ratios.

    In the second quarter of 2001, certain of Zenith's financial strength and debt ratings were reduced by rating agencies as follows: Moody's Investors Service ("Moody's") affirmed the financial strength rating of the P&C Operations at Baa1 (Adequate) and lowered Zenith National's debt ratings; Standard & Poor's ("S&P") reduced the financial strength rating of the P&C Operations from A (Strong) to A- (Strong) and lowered Zenith National's debt ratings; and A.M. Best Company (Best) lowered the rating of the P&C Operations from A (Excellent) to A- (Excellent). Generally, Moody's, S&P and Best indicated that they acted principally over concerns about recent operating losses in the

P&C Operations and their outlook on future prospects for improvement in profitability. The actions of such rating agencies have had no material impact on Zenith's operations. Because of the available invested assets and available lines of credit in Zenith National, Zenith National has the flexibility, if necessary, to contribute capital to the P&C Operations.

    From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At June 30, 2001, Zenith National was authorized to repurchase up to 938,000 shares of its common stock at prevailing market prices pursuant to a share repurchase program authorized by its Board of Directors. These repurchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. On June 22, 2001, Zenith National paid $0.5 million to repurchase $0.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 (the "9% Notes"). On February 25, 2000, Zenith National paid $18.8 million to repurchase $12.5 million aggregate principal amount of the outstanding 9% Notes and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities (the "Redeemable Securities") of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases in 2000 resulted in an extraordinary gain before tax of $1.5 million. Zenith National used its available cash balances to fund these purchases.

    The Real Estate Operations maintain a bank credit facility to provide financing for acquisition of zoned land, land development, and construction of single-family residences for sale. The agreement pertains to all residential housing projects and provides that funding and repayment of development and construction loans are made in tandem for each project. A development loan will always precede a construction loan for a project and the proceeds of the construction loan are required to be used first to pay off the respective development loan. At June 30, 2001 and December 31, 2000, $15.7 million was outstanding under this facility. Zenith National also finances the land acquisitions of its Real Estate Operations through inter-company loans.

Recently Issued Accounting Standards

    On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." The significant changes of SFAS No. 141 on the accounting for business combinations are (a) it requires the application of the purchase method of accounting and (b) it sets forth specific criteria for the recognition of intangible assets and goodwill resulting from the allocation of the purchase price. Goodwill and intangible assets recognized in a business combination are to be accounted for in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", discussed below. SFAS No. 141 is to be applied to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and other intangible assets are amortized over their useful lives (which may exceed forty years). The new standard also requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and sets forth criteria for recognition and measurement of impairment. SFAS No. 142 is required to be applied for all fiscal years beginning after December 15, 2001 and will be adopted by Zenith effective January 1, 2002, applicable to all goodwill and other intangibles recognized in its financials statements at that date. Zenith has not yet determined the effect of SFAS No. 142 on its results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The table below provides information about Zenith's financial instruments as of June 30, 2001 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates (including interest).

	Expected Maturity Date
(Dollars in thousands)
	2001	2002	2003	2004	2005	Thereafter	Total
Fixed maturities:
Held-to-maturity and available-for-sale securities:
Fixed rate	$20,034	$69,239	$141,381	$38,241	$48,124	$330,398	$647,417
Weighted average interest rate	4.4%	4.5%	5.0%	7.3%	6.3%	7.6%	6.5%
Trading securities:
Fixed rate	$3,011						$3,011
Weighted average interest rate	4.5%						4.5%
Short-term investments	$153,403						$153,403
Debt and interest obligations:
Payable to banks	$954	$15,001	$607				$16,562
Senior notes payable	2,610	60,610					63,220
Redeemable securities	2,865	5,729	5,729	$5,729	$5,729	$198,767	224,548

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Stockholders' Meeting of Zenith National was held on May 24, 2001. Two matters were presented to a vote of the stockholders. One matter was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld
Max M. Kampelman	16,886,709	16,278
Robert J. Miller	16,843,931	59,056
Leon E. Panetta	16,840,874	62,113
William S. Sessions	16,889,316	13,671
Harvey L. Silbert	16,767,931	135,056
Gerald Tsai, Jr.	16,889,266	13,721
Michael Wm. Zavis	16,843,431	59,556
Stanley R. Zax	16,525,034	377,953

    With respect to the election of Directors, there were no votes cast against any Directors, no abstentions and no broker non-votes.

    The second matter was a vote to approve Amendment No. 2 to the 1996 Employee Stock Option Plan, a non-qualified stock option plan for officers and employees of Zenith and its subsidiaries. Amendment No. 2 increases by 250,000 the number of shares available for issuance pursuant to new awards. The matter was approved by the Stockholders and a tabulation of votes follows:

For	Against	Abstain	Broker Non-Votes
14,219,049	1,298,015	1,385,923	0

PART II. OTHER INFORMATION

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

    Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that would have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. On May 1, 2001, the Superior Court granted in their entirety motions for judgment on the pleadings filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary. The Georgia Court of Appeals rejected RISCORP's petition for expedited review of the Superior Court's decision. Counterclaims filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary remain pending before the Superior Court. Zenith is unable to predict the outcome of this litigation.

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
10.1	Master Revolving Line of Credit Construction Loan Agreement, dated as of April 18, 2001, between Perma-Bilt, a Nevada Corporation and Bank of America, N.A.
10.2	Change in Terms Agreement, dated July 1, 2001, (relating to the Promissory Note dated July 5, 2000), from Zenith National Insurance Corp. to City National Bank NA.
11
Statement re computation of per share earnings. (Note 2 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

(b)  Reports on Form 8-K

    Zenith filed no Current Reports on Form 8-K during the quarter ended June 30, 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2001.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX
Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN
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
PART II. OTHER INFORMATION
Signatures