Form 10-Q
period 2001-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2001-11-13
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes [X]                No [  ]

    At November 5, 2001, there were 17,532,000 shares of Zenith National common stock outstanding, net of 8,018,000 shares of treasury stock.

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLDIATED BALANCE SHEET

(In thousands)	September 30, 2001	December 31, 2000
	(Unaudited)
Assets:
Investments:
Fixed maturities:
At amortized cost (fair value $21,551 in 2001 and $24,891 in 2000)	$20,892	$24,523
At fair value (cost $605,732 in 2001 and $585,351 in 2000)	609,163	570,451
Floating rate preferred stocks, at fair value (cost $6,799 in 2001 and 2000)	5,953	5,699
Convertible and non-redeemable preferred stocks, at fair value (cost $5,488 in 2001 and $3,733 in 2000)	5,302	3,391
Common stocks, at fair value (cost $33,899 in 2001 and $23,630 in 2000)	32,395	27,301
Short-term investments (at cost, which approximates fair value)	193,071	158,438
Other investments	65,833	62,931

Total investments	932,609	852,734
Cash	9,573	16,026
Accrued investment income	12,824	11,883
Premiums receivable, less allowance for doubtful accounts of $8,281 in 2001 and $7,596 in 2000	97,285	76,405
Receivable from reinsurers and state trust funds for paid and unpaid losses	290,061	305,341
Deferred policy acquisition costs	14,518	10,310
Properties and equipment, less accumulated depreciation	48,835	49,827
Deferred tax asset	39,022	35,123
Current federal income tax receivable	4,004	17,746
Intangible assets	21,717	22,410
Other assets	76,226	74,385

Total assets	$1,546,674	$1,472,190

(continued)

(in thousands)	September 30, 2001	December 31, 2000
	(Unaudited)
Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$935,226	$877,883
Unearned premiums	82,490	58,907
Policyholders' dividends accrued	3,549	2,773
Reserves on loss portfolio transfers	13,441	14,471
Payable to banks	17,007	15,674
Senior notes payable, less unamortized issue costs of $55 in 2001 and $126 in 2000 (Note 4)	57,945	58,374
Other liabilities	80,090	68,714

Total liabilities	1,189,748	1,096,796

Redeemable securities:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith National Insurance Capital Trust I, holding solely 8.55% Subordinated Deferrable Interest Debentures due 2028 of Zenith National Insurance Corp., less unamortized issue cost and discount of $1,344 in 2001 and $1,382 in 2000 (Note 4)	65,656	65,618

Commitments and contingent liabilities (Note 3)
Stockholders' equity:
Preferred stock, $1 par — shares authorized 1,000; issued and outstanding, none in 2001 and 2000
Common stock, $1 par — shares authorized 50,000; issued 25,550, outstanding 17,532 in 2001; issued 25,452, outstanding 17,443 in 2000	25,550	25,452
Additional paid-in capital	284,655	282,120
Retained earnings	131,535	161,174
Accumulated other comprehensive gain (loss) — net unrealized appreciation (depreciation) on investments, net of deferred tax expense (benefit) of $270 in 2001 and $(4,419) in 2000	501	(8,206)

	442,241	460,540
Treasury stock at cost (8,018 shares in 2001 and 8,009 shares in 2000)	(150,971)	(150,764)

Total stockholders' equity	291,270	309,776

Total liabilities, redeemable securities and stockholders' equity	$1,546,674	$1,472,190

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)
	2001	2000	2001	2000
Revenues:
Premiums earned	$130,032	$87,692	$350,430	$243,137
Net investment income	12,610	12,861	38,855	39,422
Realized gains (losses) on investments	4,101	(10,913)	6,103	(10,247)
Real estate sales	22,199	23,278	63,367	61,811

Total revenues	168,942	112,918	458,755	334,123
Expenses:
Loss and loss adjustment expenses incurred	133,508	81,143	308,962	248,734
Policy acquisition costs	23,538	16,037	63,500	44,308
Other underwriting and operating expenses	17,698	10,677	44,750	34,219
Policyholders' dividends and participation	681	217	1,855	1,241
Real estate construction and operating costs	20,866	21,963	58,746	57,601
Interest expense	1,902	1,317	5,587	4,414

Total expenses	198,193	131,354	483,400	390,517
Loss before federal income tax benefit and extraordinary item	(29,251)	(18,436)	(24,645)	(56,394)
Federal income tax benefit	(9,951)	(6,216)	(8,145)	(19,201)

Loss before extraordinary item	(19,300)	(12,220)	(16,500)	(37,193)
Extraordinary item—gain on extinguishment of debt, net of federal income tax expense of $10 in the three months and $534 in the nine months of 2000 (Note 4)		20		993

Net loss	$(19,300)	$(12,200)	$(16,500)	$(36,200)

Net loss per common share (Note 2)—
Loss before extraordinary item	$(1.10)	$(0.71)	$(0.94)	$(2.16)
Extraordinary item—gain on extinguishment of debt, net of federal income tax expense (Note 4)				0.05

Net loss	$(1.10)	$(0.71)	$(0.94)	$(2.11)

Disclosure regarding comprehensive loss:
Net loss	$(19,300)	$(12,200)	$(16,500)	$(36,200)
Change in unrealized appreciation on investments	4,804	10,980	8,707	2,641

Comprehensive loss	$(14,496)	$(1,220)	$(7,793)	$(33,559)

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)
	2001	2000
Cash flows from operating activities:
Premiums collected	$363,643	$258,403
Investment income received	36,666	38,183
Proceeds from sales of real estate	63,367	61,811
Loss and loss adjustment expenses paid	(240,979)	(220,449)
Underwriting and other operating expenses paid	(102,790)	(94,847)
Real estate construction costs paid	(56,973)	(55,534)
Interest paid	(8,684)	(10,509)
Income taxes refunded (paid)	13,412	(31,518)

Net cash provided by (used in) operating activities	67,662	(54,460)
Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(928,718)	(143,791)
Other investments	(5,161)	(3,872)
Proceeds from maturities and redemptions of investments:
Fixed maturities held-to-maturity	3,573	2,321
Investment securities available-for-sale	44,798	30,275
Proceeds from sales of investments:
Investment securities available-for-sale	855,364	154,726
Other investments	3,566	2,307
Net (increase) decrease in short-term investments	(32,348)	65,545
Capital expenditures and other, net	(5,218)	(6,311)

Net cash (used in) provided by investing activities	(64,144)	101,200
Cash flows from financing activities:
Repurchase of redeemable securities (Note 4)		(6,164)
Repurchase of senior notes payable (Note 4)	(500)	(16,585)
Cash advanced from bank construction loans	51,696	57,430
Cash repaid on bank construction loans	(50,363)	(58,690)
Cash dividends paid to common stockholders	(13,116)	(12,880)
Proceeds from exercise of stock options	2,519	1,200
Purchase of treasury shares	(207)	(38)

Net cash used in financing activities	(9,971)	(35,727)

Net (decrease) increase in cash	(6,453)	11,013
Cash at beginning of period	16,026	15,714

Cash at end of period	$9,573	$26,727

(continued)

	Nine Months Ended September 30,
(In thousands)
	2001	2000
Reconciliation of net loss to net cash flows from operating activities:
Net loss	$(16,500)	$(36,200)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	4,716	4,296
Realized (gains) losses on investments	(6,103)	10,247
Gain on extinguishment of debt (Note 4)		(1,527)
Decrease (increase) in:
Premiums receivable	(20,880)	(144)
Receivable from reinsurers and state trust funds on paid and unpaid losses	14,819	36,365
Federal income tax	5,267	(50,186)
Real estate construction in progress and land held for development	(880)	(5,044)
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	57,343	(9,941)
Unearned premiums	23,583	7,703
Policyholders' dividends accrued	776	947
Other	5,521	(10,976)

Net cash provided by (used in) operating activities	$67,662	$(54,460)

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

    The accompanying unaudited, consolidated financial statements of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year balances have been reclassified to conform to the current year presentation. Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in this statement.

Note 2. Earnings and Dividends Per Share

    The following table sets forth the computation of basic and diluted net loss per share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)
		2001	2000	2001	2000
(A)	Net loss	$(19,300)	$(12,200)	$(16,500)	$(36,200)

(B)	Weighted average outstanding shares during the period	17,520	17,203	17,500	17,182
	Additional common shares issuable under employee stock option plans using the treasury stock method	212	35	179	34

(C)	Weighted average number of common shares outstanding assuming exercise of stock options	17,732	17,238	17,679	17,216

	Net loss per common share—
(A)/(B)	Basic and diluted (1)	$(1.10)	$(0.71)	$(0.94)	$(2.11)

	Dividends per common share	0.25	0.25	0.75	0.75

(1)
Additional common shares issuable under employee stock option plans using the treasury stock method are antidilutive for all periods presented because there is a loss from continuing operations for all periods presented.

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

    Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that would have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. On May 1, 2001, the Superior Court granted in their entirety motions for judgment on the pleadings filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary. The Georgia Court of Appeals rejected RISCORP's petition for expedited review of the Superior Court's decision pending a determination of counterclaims filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary before the Superior Court. Zenith is unable to predict the outcome of this litigation.

Contingency Surrounding Recoverability of Special Disability Trust Fund Receivable

    In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At September 30, 2001 and December 31, 2000, the receivable from the Fund was $20.7 million and $31.1 million, respectively, related to the pre-January 1, 1998 claims.

Contingencies Surrounding the Order of Liquidation of Reliance Insurance Company

    On October 3, 2001, the Commonwealth Court of Pennsylvania issued an Order of Liquidation for Reliance Insurance Company ("Reliance") in response to a petition from the Pennsylvania Department of Insurance. At September 30, 2001, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. As of September 30, 2001, Zenith recorded a $3.0 million provision for impairment of the reinsurance recoverable from Reliance. Zenith cannot currently predict the ultimate outcome of this matter; but it is possible that if the Pennsylvania Department of Insurance increases its estimates of Reliance's unpaid liabilities or uncollectible reinsurance recoverables, Zenith may not recover any of its reinsurance recoverable from Reliance.

    State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance polices but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in these states for assessed insurance companies to recover these assessments. Upon the Order of Liquidation of Reliance, the Guarantee Funds became primarily liable for the payment of Reliance's policyholder liabilities. Under the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", the declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation in many of the states where Reliance has unpaid workers' compensation liabilities and therefore it is probable that it will be assessed by the Guarantee Funds. In most of these states, Zenith is expected, in the near future, to begin to receive assessments, some of which may be based on certain of the premiums it has already earned at September 30, 2001. Accordingly, Zenith recorded in the third quarter of 2001 an estimate of $1.5 million (net of expected recoveries of $0.8 million recoverable before the end of 2002) for its expected additional liability for Guarantee Fund assessments associated with the Reliance insolvency. This estimate is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the Order of Liquidation for Reliance and the actions of the Guarantee Funds. Zenith also expects that it will receive continuing Guarantee Fund assessments in connection with the Reliance insolvency in many of the states in which it writes workers' compensation insurance. The ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

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

Note 4. Extraordinary Item—Gain on Extinguishment of Debt

    In 2000, Zenith National paid $22.8 million to repurchase $16.5 million aggregate principal amount of its outstanding 9% Senior Notes due 2002 (the "9% Notes") and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities (the "Redeemable Securities") of the Zenith National Insurance Capital Trust I, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases in 2000 resulted in an extraordinary gain before tax of $1.5 million principally in the first quarter. In the second quarter of 2001, Zenith National paid $0.5 million to repurchase $0.5 million aggregate principal amount of the outstanding 9% Notes. Zenith National used its available cash balances to fund these purchases.

Note 5. Segment Information

Segment information is set forth below:

	For the Nine Months Ended September 30, 2001
(Dollars in thousands)	Workers' Compensation	Reinsurance	Real Estate	Investments	Parent	Total
Revenues:
Premiums earned	$305,726	$44,704				$350,430
Net investment income				$38,855		38,855
Realized gains on investments				6,103		6,103
Real estate sales			$63,367			63,367

Total revenues	305,726	44,704	63,367	44,958		458,755

Interest expense					$(5,587)	(5,587)

(Loss) income before tax	(40,816)	(25,254)	4,620	44,958	(8,153)	(24,645)
Federal income tax (benefit) expense	(13,751)	(8,530)	1,617	15,372	(2,853)	(8,145)

Net (loss) income	$(27,065)	$(16,724)	$3,003	$29,586	$(5,300)	$(16,500)

Combined ratios	113.4%	156.5%				118.9%

	As of September 30, 2001
Total assets	$477,867	$45,724	$61,444	$955,006	$6,633	$1,546,674

	For the Nine Months Ended September 30, 2000
Revenues:
Premiums earned	$216,045	$27,092				$243,137
Net investment income				$39,422		39,422
Realized losses on investments				(10,247)		(10,247)
Real estate sales			$61,811			61,811

Total revenues	216,045	27,092	61,811	29,175		334,123

Interest expense					$(4,414)	(4,414)

(Loss) income before tax and extraordinary item	(66,629)	(14,003)	4,210	29,175	(9,147)	(56,394)
Federal income tax (benefit) expense	(22,563)	(4,742)	1,473	9,832	(3,201)	(19,201)

(Loss) income before extraordinary item	(44,066)	(9,261)	2,737	19,343	(5,946)	(37,193)
Extraordinary item (1)					993	993

Net (loss) income	$(44,066)	$(9,261)	$2,737	$19,343	$(4,953)	$(36,200)

Combined ratios	130.8%	151.7%				133.2%

	As of September 30, 2000
Total assets	$502,753	$31,032	$91,814	$828,051	$6,567	$1,460,217

(1)
gain on extinguishment of debt, net of federal income tax expense of $534

Note 6. Recently Issued Accounting Standards

    On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." The significant changes of SFAS No. 141 on the accounting for business combinations are (a) it requires the application of the purchase method of accounting and (b) it sets forth specific criteria for the recognition of intangible assets and goodwill resulting from the allocation of the purchase price. Goodwill and intangible assets recognized in a business combination are to be accounted for in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", discussed below. SFAS No. 141 is to be applied to all business combinations initiated after September 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

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

Note 7. Subsequent Events

    On October 18, 2001, Zenith National announced that it has preliminarily agreed to sell one million shares of its common stock, par value $1.00 per share, in a private placement for $25.00 per share. The purchaser will be a reinsurance subsidiary of Odyssey Re Holdings Corp. ("Odyssey Re"), a subsidiary of Fairfax Financial Holdings Limited ("Fairfax"). Fairfax and its affiliates currently own approximately 39% of Zenith National's outstanding common stock; that percentage will rise to approximately 42% if the sale is consummated. In addition, Zenith Insurance and a reinsurance subsidiary of Odyssey Re expect to enter into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith Insurance in the three years commencing January 1, 2002. The foregoing proposed transactions are subject to regulatory approvals, definitive reinsurance and stock purchase agreements, and customary conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as expect, anticipate, believe, or similar words that are used in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") are intended to identify forward-looking statements. Zenith undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (1) heightened competition, particularly intense price competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (7) the terrorist attacks of September 11, 2001, any future terrorist attacks and their aftermath; and (8) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

Overview

    The comparative components of net loss after tax are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2001	2000	2001	2000
Net investment income	$8,289	$8,473	$25,619	$26,003
Realized gains (losses) on investments	2,666	(7,093)	3,967	(6,660)

Subtotal	10,955	1,380	29,586	19,343

Property-casualty underwriting results:
Loss excluding catastrophes	(9,198)	(11,721)	(22,664)	(40,002)
Catastrophe losses	(20,150)	(1,300)	(21,125)	(13,325)

Property-casualty underwriting loss	(29,348)	(13,021)	(43,789)	(53,327)

Income from Real Estate Operations	866	856	3,003	2,737
Interest expense	(1,237)	(856)	(3,632)	(2,869)
Parent expenses	(536)	(579)	(1,668)	(3,077)

Loss before extraordinary item	(19,300)	(12,220)	(16,500)	(37,193)
Extraordinary item—gain on extinguishment of debt		20		993

Net loss	$(19,300)	$(12,200)	$(16,500)	$(36,200)

    The net loss in 2001 is mainly attributable to losses in the assumed reinsurance operation associated with the World Trade Center events of September 11, 2001. See discussion below under "Reinsurance." The Workers' Compensation Operations are not expected to incur any losses as a result of the events of September 11, 2001.

    The comparative results of the property-casualty operations (the "P & C operations") before tax and combined ratios are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2001	2000	2001	2000
Premiums earned:
Workers' Compensation:
California	$51,999	$36,472	$149,225	$97,397
Outside California	56,227	40,987	156,501	118,648

Total Workers' Compensation	108,226	77,459	305,726	216,045
Reinsurance	21,806	10,233	44,704	27,092

Total	$130,032	$87,692	$350,430	$243,137

Underwriting (loss) income before tax:
Workers' Compensation	$(16,085)	$(19,556)	$(40,816)	$(66,629)
Reinsurance	(28,483)	63	(25,254)	(14,003)

Total	$(44,568)	$(19,493)	$(66,070)	$(80,632)

Combined loss and expense ratios:
Workers' Compensation:
Loss and loss adjustment expenses	79.4%	93.9%	80.4%	97.8%
Underwriting expenses	35.5%	31.3%	33.0%	33.0%

Combined ratio	114.9%	125.2%	113.4%	130.8%
Reinsurance:
Loss and loss adjustment expenses	218.2%	82.4%	141.6%	138.1%
Underwriting expenses	12.4%	17.0%	14.9%	13.6%

Combined ratio	230.6%	99.4%	156.5%	151.7%
Total:
Loss and loss adjustment expenses	102.7%	92.6%	88.2%	102.3%
Underwriting expenses	31.6%	29.6%	30.7%	30.9%

Combined ratio	134.3%	122.2%	118.9%	133.2%

Workers' Compensation

    For the past several years, national workers' compensation industry results have been extremely unprofitable as intense competition resulted in inadequate levels of premium rates at the same time as the industry experienced a general trend of increasing claim severity. In addition, there are reports by certain industry organizations of significant under-reserving in the industry's reported results. Zenith's in-force Workers' Compensation premiums decreased consistently in the several years prior to 2000 as a result of Zenith's endeavors to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. Competitive pricing conditions improved in California and certain other states in 2000 and so far in 2001. As a result of this improvement and in conjunction with the rate increases described below, Zenith increased its in-force premiums in California from $98.1 million at December 31, 1999 to $140.8 million atSeptember 30, 2000 and from $146.7 million at December 31, 2000 to $201.8 million at September 30, 2001. Outside of California, where competition and pricing are improving only in certain states, Zenith's in-force premiums increased from $145.8 million at December 31, 1999 to $153.0 million at September 30, 2000 and increased from $162.4 million at December 31, 2000 to $210.0 million at September 30, 2001. As a result, premiums earned in the Workers' Compensation Operations increased in the three and nine months ended September 30, 2001 compared to the corresponding periods in 2000.

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

    Underwriting losses in the Workers' Compensation Operations decreased in the three and nine months ended September 30, 2001 compared to the corresponding periods of 2000 due to a decrease in the loss ratio and because of the favorable impact of increased premium revenues on the claims operating and underwriting expense ratios. Results of the Workers' Compensation Operations in the quarter and nine months ended September 30, 2001 were also impacted by a charge of $4.5 million before tax, or $2.9 million or $0.17 per share after tax, in connection with the Order of Liquidation for Reliance Insurance Company (see Note 3 to Consolidated Financial Statements).

    Zenith expects that the future operating profitability of its Workers' Compensation Operations will be dependent upon the following: 1) general levels of competition; 2) industry pricing; 3) legislative and regulatory actions; 4) the frequency and severity of terrorist acts, if any, similar to the World Trade Center attack or anthrax events; and 5) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserves and premium rates. Also, claim frequency trends continue to decline, but the reasons therefor are not clear and management is unable to predict whether these trends will continue. Zenith is unable to predict when its Workers' Compensation Operations will return to underwriting profitability. Investment income also impacts operating profitability (see the table below under "Investments" for current investment yields).

Reinsurance

    There is considerable uncertainty as to the nature and amount of monetary losses associated with the terrorist attack on the World Trade Center on September 11, 2001. Zenith has currently estimated its share of the World Trade Center loss to be $35.5 million before tax, both gross and net of reinsurance recoverable, by estimating the probable impact to each of its assumed reinsurance contracts based on currently available information. Customarily, after a claim, catastrophe reinsurance contracts are renewed for the unexpired term of the original contract and an additional premium, called a reinstatement premium, is due in consideration of the renewal and Zenith has also estimated such reinstatement premiums in connection with its estimate of the World Trade Center loss. The ultimate impact of the World Trade Center loss after deducting original and reinstatement premium income on the affected reinsurance contracts is estimated to be $15.6 million before tax, or $10.1 million after tax. Zenith has written its assumed reinsurance business so that its exposure to reinsurance losses from any one event in a worst-case scenario is not expected to be more than approximately 5% of Zenith's consolidated stockholders' equity; the expected ultimate loss of $10.1 million after tax is within that 5% maximum.

    In the quarter ended September 30, 2001, Zenith recorded its estimate of the impact of the World Trade Center loss. The impact of the loss in the third quarter, after deducting additional premium income earned in the quarter attributable to original and reinstatement premiums, was $31.0 million before tax. For the nine months ended September 30, 2001, the Reinsurance Operations were adversely impacted by $32.5 million of catastrophe losses before tax, principally the World Trade Center loss in the third quarter. In 2000, catastrophe losses before tax were $2.0 million in the third quarter and $20.5 million for the nine months ended September 30, 2000. Catastrophe losses impacting the results in 2000 were primarily attributable to additional estimates of the impact of events that occurred in 1999, in particular the storms at the end of December 1999 in France. Estimates of the impact of catastrophes on the Reinsurance Operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

Real Estate Operations

    The Real Estate Operations recognized total revenues for the three and nine months ended September 30, 2001 of $22.2 million and $63.4 million, respectively, compared to total revenues of $23.3 million and $61.8 million, respectively, for the corresponding periods in 2000. There were 107 and 315 home sales for the three and nine months ended September 30, 2001, respectively, compared to 129 and 341 home sales for the corresponding periods in 2000, respectively. Changes in interest rates and other factors could affect future home sales, but Zenith believes the land it has acquired is strategically located and will have long-term value.

Investments

    The change in the carrying value of Zenith's consolidated investment portfolio in 2001 was as follows:

(In thousands)
Carrying value at the beginning of the year	$852,734
Purchases at cost	933,879
Maturities and redemptions	(48,371)
Proceeds from sales of investments	(858,930)
Net realized gains	6,103
Change in unrealized gains and losses, net	13,395
Net increase in short-term investments	32,348
Net accretion of bonds and preferred stocks and other changes	1,451

Carrying value at September 30, 2001	$932,609

    Zenith's consolidated investment portfolio increased in the nine months ended September 30, 2001 principally as a result of favorable cash flow from operations. The portfolio emphasized high quality, taxable bonds and short-term investments, supplemented by smaller portfolios of redeemable and other preferred and common stocks. Bonds with an investment grade rating represented 96% of the consolidated carrying values of bonds at September 30, 2001 and December 31, 2000. The average life of the consolidated portfolio was 6.1 years and 5.1 years at September 30, 2001 and December 31, 2000, respectively.

    Zenith has identified certain securities, amounting to 97% and 96% of the investments in debt securities at September 30, 2001 and December 31, 2000, respectively, as "available-for-sale." Stockholders' equity increased by $11.9 million after deferred tax from December 31, 2000 to September 30, 2001 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities. The total fair value of fixed maturity investments, including short-term investments, was $823.8 million and $753.8 million at September 30, 2001 and December 31, 2000, respectively.

    The unrealized gain (loss) on held-to-maturity and available-for-sale fixed maturity investments were as follows:

		Available-for-Sale
(In thousands)	Held-to-Maturity Before Tax
		Before Tax	After Tax
September 30, 2001	$659	$3,426	$2,227
December 31, 2000	368	(14,877)	(9,670)

    The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Investment yield:
Before tax	5.4%	6.1%	5.7%	6.0%
After tax	3.6%	4.0%	3.8%	3.9%

Parent

    In the first quarter of 2000, Zenith National recorded $1.8 million before tax of severance costs associated with the termination provisions of an employment contract of a company officer.

Liquidity and Capital Resources

    The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow from operations is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At September 30, 2001 and December 31, 2000, cash and short-term investments in the P&C Operations amounted to $151.6 million and $112.6 million, respectively.

    In the nine months ended September 30, 2001, cash flow from operations was positive, principally as a result of the increase in Workers' Compensation premiums in 2001. In the comparable period of 2000, payment of income taxes for 1999, including $56.0 million associated with the gain on sale of CalFarm Insurance Company, reduced cash flow from operations.

    Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded in the long run by dividends received from Zenith Insurance Company ("Zenith Insurance") and financing or refinancing activities by Zenith National. Investment income from its investment portfolio also provides a current source of cash to Zenith National. Cash, short-term investments and other available assets in Zenith National amounted to $126.4 million and $135.7 million at September 30, 2001 and December 31, 2000, respectively.

    At September 30, 2001, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, all of which was available at September 30, 2001. Under these agreements, certain restrictive covenants apply, including the maintenance of certain financial ratios.

    From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At September 30, 2001, Zenith National was authorized to repurchase up to 929,000 shares of its common stock at prevailing market prices pursuant to a share repurchase program authorized by its Board of Directors. These repurchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. On June 22, 2001, Zenith National paid $0.5 million to repurchase $0.5 million aggregate principal amount of the outstanding 9% Senior Notes due 2002 (the "9% Notes"). In 2000, Zenith National paid $22.8 million to repurchase $16.5 million aggregate principal amount of the outstanding 9% Notes and $8.0 million aggregate liquidation amount of the outstanding Redeemable Securities. The repurchases in 2000 resulted in an extraordinary gain before tax of $1.5 million. Zenith National used its available cash balances to fund these purchases.

    The Real Estate Operations maintain a bank credit facility to provide financing for acquisition of zoned land, land development, and construction of single-family residences for sale. The agreement pertains to all residential housing projects and provides that funding and repayment of development and construction loans are made in tandem for each project. A development loan will always precede a construction loan for a project and the proceeds of the construction loan are required to be used first to pay off the respective development loan. At September 30, 2001 and December 31, 2000, $17.0 million and $15.7 million, respectively, was outstanding under this facility. Zenith National also finances the land acquisitions of its Real Estate Operations through inter-company loans.

    On October 18, 2001 Zenith National announced that it has preliminarily agreed to sell one million shares of its common stock, par value $1.00 per share, in a private placement for $25.00 per share. The purchaser will be a reinsurance subsidiary of Odyssey Re Holdings Corp. ("Odyssey Re"), a subsidiary of Fairfax Financial Holdings Limited ("Fairfax"). Fairfax and its affiliates currently own approximately 39% of Zenith National's outstanding common stock; that percentage will rise to approximately 42% if the sale is consummated. In addition, Zenith Insurance and a reinsurance subsidiary of Odyssey Re expect to enter into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith Insurance in the three years commencing January 1, 2002. The foregoing proposed transactions are subject to regulatory approvals, definitive reinsurance and stock purchase agreements, and customary conditions.

Recently Issued Accounting Standards

    On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." The significant changes of SFAS No. 141 on the accounting for business combinations are (a) it requires the application of the purchase method of accounting and (b) it sets forth specific criteria for the recognition of intangible assets and goodwill resulting from the allocation of the purchase price. Goodwill and intangible assets recognized in a business combination are to be accounted for in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", discussed below. SFAS No. 141 is to be applied to all business combinations initiated after September 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The table below provides information about Zenith's financial instruments as of September 30, 2001 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For debt obligations, the table presents principal cash flows by expected maturity dates (including interest).

	Expected Maturity Date
(Dollars in thousands)
	2001	2002	2003	2004	2005	Thereafter	Total
Fixed maturities:
Held-to-maturity and available-for-sale securities:
Fixed rate	$8,646	$39,550	$93,043	$60,352	$32,182	$393,937	$627,710
Weighted average interest rate	2.6%	3.5%	4.1%	5.2%	5.6%	7.3%	6.2%
Trading securities:
Fixed rate	$3,004						$3,004
Weighted average interest rate	3.9%						3.9%
Short-term investments	$193,071						$193,071
Debt and interest obligations:
Payable to banks	$266	$15,544	$1,903				$17,713
Senior notes payable	2,610	60,610					63,220
Redeemable securities		5,729	5,729	$5,729	$5,729	$198,767	221,683

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

    Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c), if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that would have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. On May 1, 2001, the Superior Court granted in their entirety motions for judgment on the pleadings filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary. The Georgia Court of Appeals rejected RISCORP's petition for expedited review of the Superior Court's decision pending a determination of counterclaims filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary before the Superior Court. Zenith is unable to predict the outcome of this litigation.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1
Certificate of Incorporation of Zenith National Insurance Corp., dated May 28, 1971. (Incorporated by reference to Exhibit 3.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
3.2
Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated September 12, 1977. (Incorporated by reference to Exhibit 3.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
3.3
Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated May 31, 1979. (Incorporated by reference to Exhibit 3.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
3.4
Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated September 6, 1983. (Incorporated by reference to Exhibit 3.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
3.5
Certificate of Designation of Zenith National Insurance Corp., dated September 10, 1985. (Incorporated by reference to Exhibit 3.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
3.6
Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated November 22, 1985. (Incorporated by reference to Exhibit 3.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
3.7
Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated May 19, 1987. (Incorporated by reference to Exhibit 3.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
3.8
Certificate of Change of Address of Registered Office and of Registered Agent of Zenith National Insurance Corp., dated October 10, 1989. (Incorporated by reference to Exhibit 3.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
3.9
By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated by reference to Exhibit 3.3 to Zenith National Insurance Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.)
10.1	Eighth Amendment, dated September 18, 2001, to Credit Agreement dated as of July 24, 1997 between Zenith National Insurance Corp. and Bank of America, N. A.
10.2
Endorsement No. 11, effective January 1, 2002, to Agreement of Reinsurance # 8051 between General Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, et. al., dated as of May 22, 1995.
11
Statement re computation of per share earnings. (Note 2 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)

(b)  Reports on Form 8-K

    Zenith filed a Current Report on Form 8-K on September 17, 2001 in connection with its press release on preliminary information regarding the impact of the events of September 11, 2001.

    Zenith filed a Current Report on Form 8-K on October 22, 2001 in connection with its press release on updated information regarding the impact of the events of September 11, 2001 and announcing a preliminary agreement to sell one million shares in a private placement and a proposed quota share ceded reinsurance agreement.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX
Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN
William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
PART 1 FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS. ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLDIATED BALANCE SHEET
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLDATED STATEMENT OF OPERATIONS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signatures