Form 10-K
period 2001-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2002-03-27
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

THE ZENITH

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

/ /	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from....... to .......
Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-2702776 (I.R.S. Employer Identification No.)
21255 Califa Street, Woodland Hills, California (Address of Principal Executive Offices)	91367-5021 (Zip Code)

Registrant's telephone number, including area code: (818) 713-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes     X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    / /

        The aggregate market value of the voting stock of the registrant held by non-affiliates of Zenith National Insurance Corp. on March 21, 2002 was $288,328,000 (based on the closing sale price of such stock on such date).

        At March 21, 2002, there were 18,634,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,018,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2001 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2002 Annual Meeting of Stockholders — Part III.

Total number of pages 39

Exhibit index located on pages 19-25

PART I

Item 1. Business.
General

        Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star") (collectively, the "P&C Operations"), in the property-casualty insurance business. Zenith National and its subsidiaries (collectively, "Zenith") also conducts Real Estate operations through a wholly-owned subsidiary which develops land and constructs private residences for sale in Las Vegas, Nevada. On April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). Effective March 31, 1999, Zenith Insurance completed the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary, CalFarm Insurance Company ("CalFarm"), for $273.0 million in cash to Nationwide Mutual Insurance Company.

        The 2001 edition of Best's Key Rating Guide ("Best's") assigns the P&C Operations ratings of A- (Excellent). Moody's Investors Service ("Moody's") has assigned insurance financial strength ratings of Baa1 (Adequate) to the P&C Operations. Standard & Poor's ("S&P") has assigned an insurer financial strength rating to the P&C Operations of A- (Strong). Fitch Ratings ("Fitch") has assigned an insurer financial strength rating to the P&C Operations of A- (Strong). These Best's, Moody's, S&P and Fitch ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

        At December 31, 2001, Zenith had approximately 1,200 full-time employees. The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

Glossary of Selected Insurance Terms

        The following terms when used herein have the following meanings:

Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.
Cede	To transfer to a reinsurer all or a portion of a risk in consideration of payment of a premium.
Combined ratio	The sum of net incurred losses, loss adjustment expenses, underwriting expenses and policyholders' dividends, expressed as a percentage of net premiums earned. The combined ratio is the key measure of underwriting profitability used in the property-casualty insurance business.
Development	The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period. Development is favorable when losses ultimately settle for less than levels at which they were reserved or subsequent estimates indicate a basis for reserve decreases on open claims. Development is unfavorable when losses ultimately settle for more than levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims.

Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to the insurer or reinsurer.
Loss adjustment expenses	The expenses of investigating and settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.
Loss ratio	Net losses incurred expressed as a percentage of net premiums earned.
Net premiums earned	The portion of net premiums written applicable to the expired period of policies.
Participating policy	A policy upon which dividends may be paid after expiration.
Policyholders' surplus	The amount remaining after all liabilities are subtracted from all admitted assets, as determined in accordance with statutory accounting practices. This amount is regarded as financial protection to policyholders in the event an insurance company suffers unexpected or catastrophic losses.
Reinstatement premium	An additional premium paid after a claim on a catastrophe reinsurance contract to renew the contract for the unexpired term.
Reinsurance	A transaction in which an original insurer, or cedant, remits a portion of the premium to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a portion of the risk.
Reserves or loss reserves	The balance sheet liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.
Retrocession	A reinsurance of reinsurance assumed.
Retrospectively-rated policy	A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.
Statutory accounting practices	Accounting practices prescribed or permitted by the states' departments of insurance. In general, statutory accounting practices address policyholder protection and solvency and are more conservative in presentation of earnings, surplus and assets than generally accepted accounting principles.
Treaty	A contract of reinsurance.
Underwriting	The process whereby an insurer reviews applications submitted for insurance coverage and determines whether it will accept all or part, and at what premium, of the coverage being requested.

Underwriting expenses	The aggregate of policy acquisition costs and the portion of administrative, general and other expenses attributable to the underwriting process as they are accrued and expensed.

Description of the Business

        Zenith is in the business of managing insurance risk and investment risk. Zenith's main business activity is its workers' compensation insurance business. In addition, Zenith maintains a portfolio of investments, principally in fixed maturities, funded by the cash flows from its insurance operations and capital. Investment income from the portfolio is impacted by current and historical interest rates and the amount of funds generated annually from (or used by) operations. Results of insurance operations, excluding investment income, fluctuate based upon the combined ratios including the possibility of material and unpredictable catastrophe losses in Zenith's reinsurance business.

        Zenith classifies its business into the following segments: Workers' Compensation, Reinsurance, Other Property-Casualty (through March 31, 1999, the date of the sale of CalFarm), Real Estate, Investment and Parent. Segments are designated based on the types of products and services provided. The P&C Operations are composed of the Workers' Compensation, Reinsurance and Other Property-Casualty (through March 31, 1999) segments. Zenith's business segments are also described in Notes to Consolidated Financial Statements — Note 20 — "Segment Information" in Zenith's 2001 Annual Report to Stockholders, which note is hereby incorporated by reference.

  Workers' Compensation

        Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. The standard policy issued by Zenith's Workers' Compensation operations provides payments for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

        Generally, premiums for workers' compensation insurance policies are a function of: the applicable premium rate, which varies with the nature of the employees' duties and the business of the employer; the insured employer's experience modification factor (where applicable); and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Except in Florida, where rates for workers' compensation insurance are set by the Department of Insurance, Zenith's rates for workers' compensation are actuarially determined in each state in which it does business. Rates are continually reviewed for adequacy using actuarial analysis of current and anticipated trends in costs. Competition, based on price, in the national workers' compensation insurance industry is intense, even in Florida where dividend plans and retrospectively rated policies form the basis for competition.

        In addition to seeking adequate pricing, Zenith's long-term strategy in the national workers' compensation industry is to provide value-added services that, over the long run, reduce its policyholders' net workers' compensation costs. Loss prevention services focus on work place safety and accident and illness prevention. Claims management services include return to work programs, case management by nurses for serious injuries and management of medical provider services and billings. Investigation and legal services help policyholders to prevent fraud and assist them to favorably resolve litigated claims.

        During 2001, Zenith wrote workers' compensation insurance in 45 states. Prior to 1992, Zenith's Workers' Compensation operations were concentrated principally in California. Zenith's Workers' Compensation operations expanded to Texas in 1992 with other states following shortly thereafter. Florida operations commenced with the acquisition of the Associated General Commerce Self-Insurers' Trust Fund on December 31, 1996. On April 1, 1998, the RISCORP Acquisition added workers' compensation business in Florida and other states in the Southeast, principally in North Carolina and Alabama. Net premiums earned for the year ended December 31, 2001 by state are set forth in the table below:

(Dollars in thousands)	2001	%
California	205,835	49.5%
Florida	92,728	22.3
Texas	20,578	4.9
North Carolina	20,366	4.9
Illinois	14,353	3.5
Pennsylvania	8,304	2.0
Iowa	6,161	1.5
South Carolina	5,589	1.3
Arizona	5,413	1.3
Other	36,521	8.8

Net Premiums Earned	415,848	100.0%

        For the past several years, national workers' compensation industry results have been extremely unprofitable as intense competition resulted in inadequate levels of premium rates at the same time as the industry experienced a general trend of declining frequency and of increasing claim severity. In addition, there are reports by certain industry organizations of significant under-reserving in the industry's reported results. Zenith's in-force Workers' Compensation premiums decreased consistently in the several years prior to 2000 as a result of Zenith's endeavors to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. Competitive pricing conditions began to improve in California and certain other states in 2000 and continued in 2001. As a result of this improvement and in conjunction with the rate increases described below, Zenith increased its in-force premiums in California from $98.1 million at December 31, 1999 to $146.7 million at December 31, 2000 and to $210.4 million at December 31, 2001. Outside of California, where competition and pricing are improving only in certain states, Zenith's in-force premiums increased from $145.8 million at December 31, 1999 to $162.4 million at December 31, 2000 and to $209.7 million at December 31, 2001.

        Zenith continually monitors loss development trends and data to establish adequate premium rates and loss reserves. In 2000 and 2001, Zenith increased its Workers' Compensation premium rates in California as follows: effective January 1, 2000 by about 8%; effective September 1, 2000 by about 9%; effective January 1, 2001 by about 8%; and effective August 1, 2001 by about 5%. At the beginning of 2002, Zenith further increased its rates in California by about 26%, including 5% for terrorism. Rate increases in most of the other states in which it does business were implemented at January 1, 2001 and 2002. However, in Florida, rates are set by the Department of Insurance, and were unchanged in 2000 and 2001.

        Zenith expects that the future operating profitability of its Workers' Compensation operations will be dependent upon the following: 1) general levels of competition; 2) industry pricing; 3) legislative and regulatory actions; 4) the frequency and severity of terrorist acts, if any, similar to the World Trade Center attack or anthrax events; and 5) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserves and premium rates. Also, claim frequency trends continue to decline, but the reasons therefor are not clear and management is unable to predict whether these trends will continue. Effective January 1, 2002, consistent with industry practice, losses arising from acts of terrorism in the United States were excluded from the coverage provided by many of the reinsurance companies from which Zenith purchases its workers' compensation reinsurance (see under Reinsurance Ceded for further discussion). Zenith is unable to predict when its Workers' Compensation operations will return to underwriting profitability, although it anticipates continuing improvement in the combined ratio and profitability in the short-run with increases in volume and prices and investable cash flow from operations.

  Reinsurance

        The Reinsurance operations principally consist of world-wide, assumed reinsurance of property losses from catastrophes and large property risks. Treaties come in a variety of forms, but the principal arrangements in which Zenith participates are either proportional in nature, in which the assuming company shares pro-rata in the premiums and losses of the cedant (quota share reinsurance), or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the cedant's primary insurance premiums (excess of loss reinsurance). The Reinsurance operations participate in treaties in which, typically, the reinsurance coverage is syndicated to a number of assuming companies. Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. By diversifying its geographical spread of risk, Zenith's assumed reinsurance business is written so as to limit expected losses from any one event in a worst-case scenario to a maximum probable loss of approximately 5% of consolidated stockholders' equity.

        Results of the Reinsurance operations may be adversely impacted in years when large catastrophes occur. However, since its inception in 1985, the combined ratio of the Reinsurance operations through December 31, 2001 was 103.0%. In the three years ended December 31, 2001, the Reinsurance operations were adversely impacted by catastrophe losses. Catastrophe losses were $41.7 million, $22.6 million and $18.9 million before tax in 2001, 2000 and 1999, respectively. Catastrophe losses in 2001 included $37.6 million attributable to the terrorist attack on the World Trade Center on September 11, 2001. Catastrophe losses in 2000 were attributable to additional estimates of the impact of the events in 1999. There were frequent catastrophes of a moderate size culminating in severe storms in Europe at the end of 1999. Estimates of the impact of catastrophes on the Reinsurance operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

        Effective January 1, 2002, consistent with industry practice in the aftermath of the events of September 11, 2001, losses arising from acts of terrorism were excluded from the coverage provided in Zenith's assumed reinsurance contracts.

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

  Real Estate Operations

        The Real Estate operations develop land and primarily construct single-family residences in Las Vegas, Nevada. For the years ended December 31, 2001, 2000 and 1999, total revenues recognized in the Real Estate operations were $84.8 million, $84.5 million and $58.7 million, respectively, and pre-tax income was $5.8 million, $5.5 million and $3.6 million, respectively. Land presently owned at a cost of $30.0 million will support the construction of an estimated 1,300 homes over the next several years. Changes in interest rates and other factors could affect future home sales, but Zenith believes the land it has acquired is strategically located and will have long term value.

  Investments

        The Investment operations provide income and realized gains on investments, primarily from investments in debt securities. Investment policies of Zenith are established by the Board of Directors of each company making the investment, taking into consideration state regulatory restrictions with respect to investments as well as the nature and amount of various kinds of investments. Zenith's principal investment goals are to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory constraints. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors.

        At December 31, 2001, Zenith's consolidated investment portfolio emphasized high quality, taxable bonds and short-term investments, supplemented by smaller portfolios of redeemable and other preferred and common stocks. Bonds constituted 74% and short-term investments constituted 13% of the carrying value of Zenith's consolidated investment portfolio at December 31, 2001. Bonds with an investment grade rating represented 95% of the consolidated carrying values of bonds at December 31, 2001. The average life of the consolidated portfolio was 5.6 years at December 31, 2001.

        Zenith has identified certain securities, amounting to 97% of the investments in debt securities at December 31, 2001, as "available-for-sale." Stockholders' equity increased by $8.8 million after deferred tax from December 31, 2000 to December 31, 2001 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with any changes in the fair values of "available-for-sale" securities.

  Parent

        The Parent operations represent Zenith National, a holding company which owns, directly or indirectly, all of the capital stock of the P&C Operations, non-insurance companies and other investment securities.

Loss and Loss Expense Reserves and Claims, and Loss Developments

        Loss reserve adequacy is an inherent risk of the property and casualty insurance business, which Zenith endeavors to minimize through professional claims handling and estimation techniques. Loss reserves, as related to reported claims, are based upon periodic case-by-case evaluation and judgment by Zenith's claims departments. Actuarial techniques and methods are utilized to establish the most reasonably accurate estimate of loss and loss adjustment expense reserves at a point in time including an estimate of the probable amount for unreported claims arising from accidents which have not yet been reported to the P&C Operations, commonly known in the industry as "incurred but not reported". Zenith continually monitors loss development trends and data to establish adequate premium rates and loss reserves. Reserves are based on estimates, and no assurance can be given that the ultimate liability will not be more or less than such estimates.

        Reference is made to the table under Property-Casualty Loss Development in Zenith's 2001 Annual Report to Stockholders, which is hereby incorporated by reference, and the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements — Note 6 — "Liability for Unpaid Loss and Loss Adjustment Expenses" in Zenith's 2001 Annual Report to Stockholders, which is hereby incorporated by reference. These tables show the development of loss and loss adjustment expense liabilities as originally estimated under generally accepted accounting principles ("GAAP")

at December 31 of each year presented. The accounting methods used to estimate these liabilities are described in Notes to Consolidated Financial Statements — Note 1 — "Summary of Accounting Policies, Operations and Principles of Consolidation" in Zenith's 2001 Annual Report to Stockholders, which note is hereby incorporated by reference. The one year loss and loss adjustment expense reserve development for the P&C Operations is set forth in a table in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2001 Annual Report to Stockholders, which table is hereby incorporated by reference.

  Workers' Compensation Loss Reserves

        Workers' compensation loss reserves constitute about 81% of the liabilities for unpaid losses and loss adjustment expenses in Zenith's Consolidated Balance Sheet at December 31, 2001. The amount and timing of payments for benefits for workers' compensation claims varies considerably with the nature and severity of the injury and the timeliness of reporting the claim. Payments may take place many years after the initial injury and the establishment of a loss reserve. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and makes use of compromises and releases, where possible, for claim settlements to expedite this process.

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

        The trend of increasing claims severity in the Workers' Compensation operation has caused some development in prior year reserves. In 2000, Zenith increased it estimate of unpaid Workers' Compensation losses for principally the 1999 accident year by about $8.0 million. In 2001, Zenith's estimates of its prior year Workers' Compensation loss reserves were estimated to be adequate based on the current interpretation of the data, however, estimating the impact of any continuing severity trends is a major risk factor for estimating Zenith's Workers' Compensation loss reserves and for establishing appropriate rates.

        Workers' Compensation reserve strengthening in 1999 is attributable to Zenith's re-estimate of the reserves acquired from RISCORP in 1998 (see Note 14 to the Consolidated Financial Statements in Zenith's 2001 Annual Report to Stockholders, which note is hereby incorporated by reference). The increase in the acquired reserves was recorded as adverse development in 1999 but should be distinguished from adverse development that represents re-estimates of liabilities that originated with Zenith because the re-estimate was needed due to an adjustment to a purchase price arbitration formula.

        In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for, and will not reimburse employers or carriers for, Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At December 31, 2001, the receivable from the Fund was $18.1 million related to the pre-January 1, 1998 claims.

  Reinsurance Loss Reserves

        Reinsurance loss reserves constitute about 19% of the liabilities for unpaid losses and loss adjustment expenses in Zenith's Consolidated Balance Sheet at December 31, 2001. For the past several years, Zenith has written predominantly property reinsurance for which loss reserves are paid within a few years. Zenith also maintains loss reserves related to assumed reinsurance liability business written all the way back as far as 1985, the year of inception of its Reinsurance operation. Liability reserves in the reinsurance business may take many years to be paid. In addition to information supplied by ceding companies, Zenith makes use of industry experience as well as its own data and opinions in arriving at estimates of ultimate losses for certain reinsurance assumed arrangements. Estimating catastrophe losses in the Reinsurance business is highly dependent upon the nature and timing of the event and Zenith's ability to obtain timely and accurate information with which to estimate its liability to pay losses. Loss reserve estimates for catastrophe losses in recent years have developed unfavorably as discussed below.

        In 2001, Zenith incurred a very significant loss in connection with the attack on the World Trade Center on September 11. There is considerable uncertainty as to the nature and amount of monetary losses associated with the attack on the World Trade Center. Zenith has estimated its share of the loss to be approximately $48.0 million, both gross and net of reinsurance recoverable, by estimating the probable impact to each of its reinsurance contracts based on currently available information. Approximately 70% of the loss is attributable to the contractual maximum loss payable by Zenith under its excess of loss reinsurance contracts; the remainder of the estimated loss is an estimate of its expected loss incurred on assumed quota share reinsurance contracts. Customarily, after a claim, catastrophe reinsurance contracts are renewed for the unexpired term of the original contract and an additional premium, called a reinstatement premium, is due in consideration of the renewal. Zenith has also estimated such reinstatement premiums in connection with its estimate of the World Trade Center loss. The ultimate impact of the World Trade Center loss, after deducting original and reinstatement premium income on Zenith's assumed reinsurance contracts for 2001, is estimated to be $20.0 million before tax, or $13.0 million after tax. Zenith has written its assumed reinsurance business so that its exposure to reinsurance losses from any one event in a worst-case scenario is not expected to be more than approximately 5% of Zenith's stockholders' equity; the expected ultimate loss from the World Trade Center of $13.0 million after tax is within that 5% maximum.

        In 2001, the Reinsurance operations were adversely impacted by $41.7 million of catastrophe losses before tax, including $37.6 million for the World Trade Center loss, after deducting additional premium income earned in the year attributable to original and reinstatement premiums. Catastrophe losses were $22.6 million and $18.9 million before tax in 2000 and 1999, respectively. Catastrophe losses in 2000 were attributable to additional estimates of the events in 1999. There were frequent catastrophes of a moderate size, culminating in severe storms in Europe at the end of 1999. Catastrophe losses in 1999 include additional estimated losses for Hurricane Georges, the principal catastrophe loss in 1998.

        Estimates of the impact of the World Trade Center loss and other catastrophes is based on the information that is currently available and such estimates could change based on any new information that becomes available or based upon reinterpretation of existing information.

  Other Property-Casualty Loss Reserves

        Zenith's Other Property-Casualty business was operated primarily by CalFarm, which was sold effective March 31, 1999. Zenith retained no liabilities with respect to the unpaid loss and loss adjustment expenses of CalFarm.

  Environmental and Asbestos Losses

        Zenith has exposure to asbestos losses in its Workers' Compensation operations for medical, indemnity and loss adjustment expenses associated with covered workers' long-term exposure to asbestos or asbestos-contained materials. Most of these claims date back to the 1970's and early 1980's and Zenith's exposure is generally limited to a pro rata share of the workers' compensation-related loss for the period of time coverage was provided. Zenith also has potential exposure to environmental and asbestos losses and loss adjustment expenses beginning in 1985 through its Reinsurance operations but the business reinsured by Zenith in its Reinsurance operations contains exclusion clauses for environmental and asbestos losses. CalFarm (through March 31, 1999) wrote liability coverage under farmowners' and small commercial policies, however, any such liabilities associated with CalFarm were retained by CalFarm when it was sold in 1999 and Zenith retains no exposure to any such liabilities. Environmental and asbestos losses have not been material and Zenith believes that its reserves for environmental and asbestos losses are appropriately established. However, due to the long-term nature of these claims, the ultimate exposure from these claims may vary from the amounts currently reserved.

Reinsurance Ceded

        In accordance with general industry practices, the P&C Operations annually purchase, principally from large United States reinsurance companies, excess of loss reinsurance to protect Zenith against the impact of large, irregularly occurring losses. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of the P&C Operations. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. Zenith monitors the financial condition of its reinsurers and does not believe that it is exposed to any material credit risk through its ceded reinsurance arrangements other than in connection with Reliance Insurance Company ("Reliance"). Historically, no material amounts due from reinsurers have been written off as uncollectible. However, on October 3, 2001, the Commonwealth Court of Pennsylvania issued an Order of Liquidation for Reliance in response to a petition from the Pennsylvania Department of Insurance. At December 31, 2001, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. As of December 31, 2001, Zenith recorded a $3.0 million provision for impairment of the reinsurance recoverable from Reliance. Zenith cannot currently predict the ultimate outcome of this matter; but it is possible that if the Pennsylvania Department of Insurance increases its estimates of Reliance's unpaid liabilities or uncollectible reinsurance recoverables without considering additional investment income, Zenith may not recover any of its reinsurance recoverable from Reliance.

        During 2001, in the Workers' Compensation operations, reinsurance covered all claims between $0.6 million ($0.8 million in 2002) and $100.0 million per occurrence. The coverage from $0.6 million ($0.8 million in 2002) to $5.0 million is placed with General Reinsurance Corporation, the coverage from $5.0 million to $10.0 million with Employers Reinsurance Corporation and the remaining three layers from $10.0 million to $60.0 million primarily with NAC Reinsurance Corporation, AXA Reinsurance Company, Transatlantic Reinsurance Company, GE Reinsurance Corporation, St. Paul Fire and Marine Insurance Company, and the London reinsurance market (primarily Lloyd's syndicates and certain United Kingdom reinsurance companies). Catastrophe reinsurance covered an additional $40.0 million in excess of $60.0 million and was placed with Transatlantic Reinsurance Company, American National Insurance Company, American United Life Insurance Company and ReliaStar Life Insurance Company (only 50% of this coverage was placed in 2002).

        Effective January 1, 2002, consistent with industry practice in the aftermath of the events of September 11, 2001, losses arising from acts of terrorism were excluded from the coverage by many of the reinsurers participating in Zenith's ceded reinsurance arrangements. However, Zenith purchased protection covering up to $9.0 million, per occurrence or in the aggregate and in excess of $1.0 million, of losses arising out of terrorist acts for 2002. The coverage up to $5.0 million was provided by General Reinsurance Corporation and from $5.0 to $10.0 million by Employers Reinsurance Corporation.

        In connection with the RISCORP Acquisition, Zenith Insurance entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid loss and allocated loss adjustment expenses assumed by Zenith from RISCORP at April 1, 1998 up to $50.0 million in excess of $182.0 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is secured by a trust account.

        Zenith Insurance and a reinsurance subsidiary of Odyssey Re Holdings Corp., a subsidiary of Fairfax Financial Holdings Limited ("Fairfax"), entered into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith Insurance in the three years commencing January 1, 2002. At December 31, 2001, Fairfax owned approximately 42% of the outstanding common stock of Zenith National.

        Insurance premiums ceded by the P&C Operations amounted to $14.4 million, $10.6 million and $16.3 million in 2001, 2000 and 1999, respectively, or 2.9%, 3.0% and 4.2% of gross earned premiums in the years ended December 31, 2001, 2000 and 1999, respectively. Receivable from reinsurers on unpaid losses amounted to $221.5 million and $264.6 million at December 31, 2001 and 2000, respectively, of which approximately $142.6 million and $185.4 million, respectively, were reinsurance recoverables relating to reinsurance arrangements entered into by RISCORP. The principal reinsurers from which such RISCORP-related amounts are recoverable are: American Re-Insurance Company, Chartwell Reinsurance Company, Continental Casualty Co., Swiss Re-Insurance Company and Trenwick Reinsurance Company.

        In its Reinsurance business, Zenith's targeted maximum exposure to losses from assumed reinsurance is expected to be limited to a maximum probable loss from any one event of approximately 5% of Zenith's consolidated stockholders' equity.

        The companies in the P&C Operations are parties to an intercompany pooling agreement. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2001, the proportions of the pooling were as follows: Zenith Insurance, 97.5%; ZNAT Insurance, 2.0%; and Zenith Star, 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements.

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

Regulation

        The insurance business is subject to state-by-state regulation and legislation focused on solvency, pricing, market conduct, claims practices, underwriting, accounting, investment criteria and other areas. Such regulation and legislation is subject to continual change; and compliance is an inherent risk of the business.

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

        Detailed annual and quarterly reports are required to be filed by the P&C Operations with the Departments of Insurance in which they are licensed to transact business, and their businesses and accounts are subject to periodic examination by such agencies, usually at three year intervals. The California Department of Insurance is currently conducting an examination of Zenith Insurance and ZNAT Insurance as of December 31, 2000. Zenith Insurance and ZNAT Insurance were examined by the California Department of Insurance as of December 31, 1996 and the Report of Examination contained no material findings. Zenith Star was examined by the Texas Department of Insurance as of December 31, 1996, and the Report of Examination contained no material findings. The Texas Department of Insurance has informed Zenith that it will conduct an examination of Zenith Star as of December 31, 2001.

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

        In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which, effective January 2001, replaced the previous Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. (Statutory accounting is a comprehensive basis of accounting for insurance companies based on the Codification and state laws, regulations and general administrative rules.) The Codification provides guidance for the areas where statutory accounting had been silent and changed previous statutory accounting in some areas. The California and Texas Departments of Insurance have adopted the Codification. The Codification did not have a material impact on the statutory capital and surplus of the P&C Operations when it was adopted.

        Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations, known as "risk based capital" ("RBC") requirements. At December 31, 2001, adjusted capital under the RBC regulations for Zenith Insurance was 215% of the required level of capital under the regulations.

        The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and State Insurance Departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2001 IRIS results for Zenith Insurance showed three results outside the "normal" range for such ratios, as such range is determined by the NAIC. These three results were attributable to the growth in Workers' Compensation premiums in 2001 compared to 2000 and underwriting losses, including the catastrophe losses, in 2000 and 2001.

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

Item 2. Properties.

        Zenith Insurance owns a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National, Zenith Insurance and ZNAT Insurance. Zenith Insurance also owns a 120,000 square foot branch office facility in Sarasota, Florida and a 2 acre vacant parcel in the vicinity. In the regular conduct of business, Zenith Insurance leases offices in various cities. See Notes to Consolidated Financial Statements — Note 15 — "Commitments and Contingent Liabilities" in Zenith's 2001 Annual Report to Stockholders, which note is hereby incorporated by reference. Zenith considers its owned and leased facilities to be adequate for the needs of the organization.

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

        Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c) if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that would have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. On May 1, 2001, the Superior Court granted in their entirety motions for judgment on the pleadings filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary. The Georgia Court of Appeals rejected RISCORP's petition for expedited review of the Superior Court's decision pending a determination of counterclaims filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary before the Superior Court. Zenith is unable to predict the outcome of this litigation.

        Zenith National and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

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

Quarter	2001	2000
First:
High	$30.70	$22.19
Low	22.80	18.75
Second:
High	27.92	24.94
Low	23.41	20.50
Third:
High	30.15	23.88
Low	23.78	20.81
Fourth:
High	29.30	29.75
Low	24.40	20.00

        As of March 21, 2002, there were 247 registered holders of record of Zenith National common stock.

        The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith National common stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board	Type and Amount of Dividend	Record Date For Payment	Payment Date

February 12, 2002	$0.25 cash per share	April 30, 2002	May 15, 2002
December 11, 2001	$0.25 cash per share	January 31, 2002	February 14, 2002
September 6, 2001	$0.25 cash per share	October 31, 2001	November 14, 2001
May 24, 2001	$0.25 cash per share	July 31, 2001	August 14, 2001
February 13, 2001	$0.25 cash per share	April 30, 2001	May 15, 2001
December 11, 2000	$0.25 cash per share	January 31, 2001	February 14, 2001
September 7, 2000	$0.25 cash per share	October 31, 2000	November 14, 2000
May 18, 2000	$0.25 cash per share	July 31, 2000	August 14, 2000
February 24, 2000	$0.25 cash per share	April 28, 2000	May 12, 2000

        The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the appropriate insurance regulatory authorities in the states of California and Texas must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. In each of the years ended December 31, 2001 and 2000, Zenith Insurance paid $10.0 million in dividends to Zenith National. During 2002, Zenith Insurance will be able to pay $22.8 million in dividends to Zenith National without prior approval.

        On December 5, 2001 Zenith National sold one million shares of its common stock, par value $1.00 per share, to Odyssey Reinsurance Corporation, an indirect subsidiary of Fairfax, in a private placement for an aggregate purchase price of $25.0 million. This transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), under Rule 506 of Regulation D of the Securities Act. No underwriting discounts or commissions were payable by Zenith National in connection with the transaction.

Item 6. Selected Financial Data.

        The 5-Year Summary of Selected Financial Information, included in Zenith's 2001 Annual Report to Stockholders, is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

        Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, included in Zenith's 2001 Annual Report to Stockholders, is hereby incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

        The "Market Risk of Financial Instruments" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in Zenith's 2001 Annual Report to Stockholders, is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

        Reference is made to the Property-Casualty Loss Development data in Zenith's 2001 Annual Report to Stockholders for information setting forth the loss and loss adjustment expense liability development for 1991 through 2001 and to the Consolidated Financial Statements and Notes thereto in Zenith's 2001 Annual Report to Stockholders, which are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Proxy Statement distributed to stockholders in connection with Zenith's 2002 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed by Zenith after the date this Report on Form 10-K is filed, is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Position	Term	Executive Officer Since
Stanley R. Zax	64	Chairman of the Board and President	Annual	1977
Jack D. Miller	56	Executive Vice President	Annual	1998
Robert E. Meyer	53	Senior Vice President and Actuary	Annual	2000
William J. Owen	44	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	Annual	2000
John J. Tickner	63	Senior Vice President and Secretary	Annual	1985

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

Item 11. Executive Compensation.

        The information set forth under the headings "Directors' Compensation," "Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Employment Agreements and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Board of Directors' Report on Executive Compensation; Performance Bonus Committee Report on Performance-Based Compensation Plans for Executive Officers" in the Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

        The information set forth in footnotes 1, 2 and 3 to the table set forth under the caption "Election of Directors" and under the caption "Certain Transactions with Fairfax Financial" in the Proxy Statement is hereby incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Documents filed as part of the report:

    1.
    Financial Statements:

      Report of Independent Accountants incorporated herein by reference from Zenith's 2001 Annual Report to Stockholders

      Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2001 Annual Report to Stockholders in Item 8 of Part II above:

        Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

          Consolidated Balance Sheet as of December 31, 2001 and 2000

          Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2001

          Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules:

      Report of Independent Accountants on Financial Statement Schedules

      Zenith National Insurance Corp. and Subsidiaries:

        As of December 31, 2001:

          I — Summary of Investments — Other Than Investments in Related Parties

        For the years ended December 31, 2001, 2000 and 1999:

          III — Supplementary Insurance Information

          IV — Reinsurance

      Zenith National Insurance Corp.:

        As of December 31, 2001 and 2000 and for the years ended December 31 2001, 2000 and 1999:

          II — Condensed Financial Information of Registrant

        The information on Property-Casualty Loss Development is in Zenith's 2001 Annual Report to Stockholders.

        Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

    3.
    Exhibits

        The Exhibits listed below are included in this Report.

2.1	Stock Acquisition Agreement, dated as of September 19, 1995, between Anchor National Life Insurance Company and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Report on Form 8-K dated October 6, 1995.)
2.2	Amendment No. 1 to Stock Acquisition Agreement dated as of December 27, 1995, by and among Anchor National Life Insurance Company, SunAmerica Life Insurance Company and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 2.1 to Zenith's Report on Form 8-K dated January 9, 1996.)
3.1	Certificate of Incorporation of Zenith National Insurance Corp., dated May 28, 1971. (Incorporated herein by reference to Exhibit 3.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
3.2	Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated September 12, 1977. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
3.3	Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated May 31, 1979. (Incorporated herein by reference to Exhibit 3.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
3.4	Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated September 6, 1983. (Incorporated herein by reference to Exhibit 3.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
3.5	Certificate of Designation of Zenith National Insurance Corp., dated September 10, 1985. (Incorporated herein by reference to Exhibit 3.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
3.6	Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated November 22, 1985. (Incorporated herein by reference to Exhibit 3.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
3.7	Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated May 19, 1987. (Incorporated herein by reference to Exhibit 3.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
3.8	Certificate of Change of Address of Registered Office and of Registered Agent of Zenith National Insurance Corp., dated October 10, 1989. (Incorporated herein by reference to Exhibit 3.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
3.9	By-laws of Zenith National Insurance Corp., as currently in effect (Incorporated herein by reference to Exhibit 3.3 to Zenith National Insurance Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.)
4.1	Indenture, dated as of May 1, 1992, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association, as trustee, pursuant to which Zenith issued its 9% Senior Notes due May 1, 2002. (Incorporated herein by reference to Exhibit 4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.)

4.2	Indenture, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association as trustee, pursuant to which Zenith issued its 8.55% Subordinated Deferrable Interest Debentures. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
4.3	Amended and Restated Declaration of Trust of Zenith National Insurance Capital Trust I, dated July 30, 1998, between Zenith National Insurance Corp., the trustees and the holders. (Incorporated herein by reference to Exhibit 10.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
4.4	Certificate of Amendment to Certificate of Trust of Zenith National Insurance Capital Trust I, dated March 1, 2000. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
10.1	Purchase Agreement, dated February 4, 1981, among Reliance Insurance Company, Zenith National Insurance Corp., the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel Schwartz and Harvey L. Silbert as agents for the Selling Stockholders.
10.2	Asset Purchase Agreement, dated June 17, 1997, by and among Zenith Insurance Company and RISCORP, Inc., RISCORP Management Services, Inc., RISCORP of Illinois, Inc., Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc., RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc., RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K/A, dated June 17, 1997.)
10.3	First Amendment, entered into June 26, 1997, to the Asset Purchase Agreement, dated June 17, 1997, by and among Zenith Insurance Company and RISCORP, Inc., RISCORP Management Services, Inc., RISCORP of Illinois, Inc., Independent Association Administrators Incorporated, RiSCORP Insurance Services, Inc., RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc., RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K, dated April 1, 1998.)
10.4	Second Amendment, entered into July 11, 1997, to the Asset Purchase Agreement dated June 17, 1997, by and among Zenith Insurance Company and RISCORP, Inc., RISCORP Management Services, Inc., RISCORP of Illinois, Inc., Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc., RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding, Inc., RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Current Report on Form 8-K, dated April 1, 1998.)

10.5	Amendment No. 3 entered into March 30, 1998, to the Asset Purchase Agreement dated June 17, 1997, by and among Zenith Insurance Company and RISCORP, Inc., RISCORP Management Services, Inc., 1390 Main Street Services, Inc., RISCORP of Illinois, Inc., Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc., RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding Company, RISCORP Staffing Solutions, Inc. I and RISCORP Staffing Solutions, Inc. II. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Current Report on Form 8-K, dated April 1, 1998.)
10.6	Settlement Agreement, dated July 7, 1999, between Zenith Insurance Company, RISCORP, Inc., RISCORP Management Services, Inc., 1390 Main Street Services, Inc., RISCORP of Illinois, Inc., Independent Association Administrators Incorporated, RISCORP Insurance Services, Inc., RISCORP Managed Care Services, Inc., CompSource, Inc., RISCORP Real Estate Holdings, Inc., RISCORP Acquisition, Inc., RISCORP West, Inc., RISCORP of Florida, Inc., RISCORP Insurance Company, RISCORP Property & Casualty Insurance Company, RISCORP National Insurance Company, RISCORP Services, Inc., RISCORP Staffing Solutions Holding Company, RISCORP Staffing Solutions, Inc., I and RISCORP Staffing Solutions, Inc., II. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
10.7	Assumption and Indemnity Reinsurance Agreement, dated April 1, 1998, by and between Zenith Insurance Company and RISCORP National Insurance Company. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Current Report on Form 8-K, date of report April 1, 1998.)
10.8	Assumption and Indemnity Reinsurance Agreement, dated April 1, 1998, by and between Zenith Insurance Company and RISCORP Insurance Company. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Current Report on Form 8-K, dated April 1, 1998.)
10.9	Assumption and Indemnity Reinsurance Agreement, dated April 1, 1998, by and between Zenith Insurance Company and RISCORP Property & Casualty Insurance Company. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Current Report on Form 8-K, dated April 1, 1998.)
10.10	Stock Purchase Agreement, dated February 22, 1999, between Zenith Insurance Company and Nationwide Mutual Insurance Company. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, dated March 9, 1999.)
10.11	Stock Purchase Agreement, dated as of November 21, 2001, between Zenith National Insurance Corp. and Odyssey Reinsurance Corporation. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, filed December 6, 2001.)
*10.12	Zenith National Insurance Corp. 1996 Employee Stock Option Plan, approved by the Stockholders on May 22, 1996. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
*10.13	Amendment No. 1, dated December 8, 1998, to Zenith National Insurance Corp. 1996 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

*10.14	Amendment No. 2, dated May 24, 2001, to Zenith National Insurance Corp. 1996 Employee Stock Option Plan.
*10.15	Employment Agreement, dated December 11, 1997, between Zenith National Insurance Corp. and Fredricka Taubitz. (Incorporated herein by reference to Exhibit 10.8 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1997.)
*10.16	Employment Agreement, dated January 5, 1998, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1997.)
*10.17	Amendment to Employment Agreement, dated March 1, 2000, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10.18	Restated and Amended Employment Agreement, executed March 13, 2001, between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2000.)
*10.19	Employment Agreement, dated October 20, 1997, between Zenith Insurance Company and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.1 to Zenith Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)
*10.20	Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.20 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10.21	Employment Agreement, dated October 20, 1997, between Zenith Insurance Company and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10.22	Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.22 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10.23	Stock Option Agreement, dated March 15, 1996, between Zenith and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
*10.24	Zenith National Insurance Corp. Executive Officer Bonus Plan, dated March 21, 1994. (Incorporated herein by reference to Exhibit 10.12 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.25	Aggregate Excess of Loss Reinsurance Agreement between Associated General Contractors Self Insurers Trust Fund (now part of Zenith Insurance Company) and Reliance Insurance Company effective December 31, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.26	Specific Excess Workers' Compensation and Employers' Liability Policy between Planet Insurance Company (now Reliance National Indemnity Company) and Associated General Contractors of Florida Self Insurance Fund (now part of Zenith Insurance Company) effective January 1, 1993. (Incorporated herein by reference to Exhibit 10.25 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)

10.27	Aggregate Excess of Loss Reinsurance Agreement, dated August 1, 1998, between Zenith National Insurance Group and Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.32 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.28	Special Endorsement to Retrocessional Agreement, dated August 1, 1998, between American Re-Insurance Company, Inter-Ocean Reinsurance Company LTD., and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.28 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.29	Termination Endorsement Number 1 to Retrocessional Agreement, dated December 22, 1999, between American Re-Insurance Company, Inter-Ocean Reinsurance Company, LTD, and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.29 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.30	Endorsement Number 1 to Aggregate Excess of Loss Reinsurance Agreement, dated December 22, 1999, between Zenith National Insurance Group, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.30 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.31	Trust Agreement, dated December 18, 1998, between Inter-Ocean Reinsurance Company, LTD and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.34 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.32	Trust Agreement, dated October 5, 2001, among American Re-Insurance Company (as Grantor), Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company (collectively, as Beneficiary), and State Street Bank and Trust Company (as Trustee).
10.33	Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, dated May 22, 1995. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1995.)
10.34	Endorsement No. 11, effective January 1, 2002, to Agreement of Reinsurance # 8051 between General Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, et. al., dated as of May 22, 1995. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)
10.35	Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.36	Worker's Compensation Quota Share Reinsurance Agreement between Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company (collectively, as cedant) and Odyssey America Reinsurance Corporation (as Reinsurer) dated December 28, 2001.
10.37	Promissory Note, dated July 5, 2000, from Zenith National Insurance Corp. to City National Bank. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
10.38	Change in Terms Agreement, dated July 1, 2001 (relating to the Promissory Note dated July 5, 2000), from Zenith National Insurance Corp. to City National Bank, N. A. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
10.39	Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association, together with Tranche A and Tranche B Promissory Notes referenced therein. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)
10.40	Restated Tranche A Note, dated July 22, 1999 between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
10.41	Amendment No. 1, dated January 21, 1998, to the Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.31 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1997.)
10.42	Third Amendment, dated August 21, 1998, to the Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.43	Seventh Amendment, dated September 19, 2000, to Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America, N. A. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
10.44	Eighth Amendment, dated September 18, 2001, to Credit Agreement, dated July 24, 1997, between Zenith National Insurance Corp. and Bank of America, N. A. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)
10.45	Master Revolving Line of Credit Construction Loan Agreement, dated as of April 18, 2001, between Perma-Bilt, a Nevada Corporation and Bank of America, N. A. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
10.46	Promissory Note dated April 18, 2001, Secured by Deeds of Trust, in the principal amount of $50,000,000 from Perma-Bilt, a Nevada Corporation, to Bank of America, N. A.
10.47	Modification Agreement by Perma-Bilt, a Nevada Corporation, and Bank of America, N. A., dated as of July 18, 2001, modifying Master Revolving Line of Credit Construction Loan Agreement dated as of April 18, 2001.

10.48	Modification Agreement by Perma-Bilt, a Nevada Corporation, and Bank of America, N. A., dated as of August 13, 2001, modifying Master Revolving Line of Credit Construction Loan Agreement, dated as of April 18, 2001.
10.49	Modification Agreement (3rd) by Perma-Bilt, a Nevada Corporation, and Bank of America, N. A., dated as of January 8, 2002, modifying Master Revolving Line of Credit Construction Loan Agreement, dated as of April 18, 2001.
10.50	Modification Agreement (4th) by Perma-Bilt, a Nevada Corporation, and Bank of America, N. A., dated as of January 24, 2002, modifying Master Revolving Line of Credit Construction Loan Agreement, dated as of April 18, 2001.
10.51	Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.52	Purchase Agreement between Zenith National Insurance Corp., Zenith National Insurance Capital Trust I, Credit Suisse First Boston Corporation, BancAmerica Robertson Stephens and Donaldson, Lufkin & Jenrette Securities Corporation, dated July 27, 1998, for $75,000,000 Zenith National Insurance Capital Trust I 8.55% Capital Securities. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.53	Standstill Agreement, dated June 30, 1999, between Zenith National Corp. and Fairfax Financial Holdings Limited. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
11	Statements re computation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 19 — "Earnings and Dividends Per Share" in Zenith's 2001 Annual Report to Stockholders.)
13	Zenith's Annual Report to Stockholders for the year ended December 31, 2001, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
23	Consent of PricewaterhouseCoopers LLP, dated March 27, 2002. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)

*Management contract or compensatory plan or arrangement

  (b)
  Reports on Form 8-K

    Zenith filed a Current Report on Form 8-K on December 6, 2001 in connection with the completion of the sale of 1,000,000 shares of its common stock to Odyssey Reinsurance Corporation for $25,000,000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 2002.

/s/ STANLEY R. ZAX Stanley R. Zax	Chairman of the Board, President and Director (Principal Executive Officer)
/s/ MAX M. KAMPELMAN Max M. Kampelman	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ LEON E. PANETTA Leon E. Panetta	Director
/s/ WILLIAM S. SESSIONS William S. Sessions	Director
/s/ HARVEY L. SILBERT Harvey L. Silbert	Director
/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director
/s/ MICHAEL WM. ZAVIS Michael Wm. Zavis	Director
/s/ WILLIAM J. OWEN William J. Owen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Numbers 33-8948, 33-22219, 333-04399, 333-79199 and 333-62798) of our report dated February 6, 2002 relating to the consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, which appears in the 2001 Annual Report to Stockholders of Zenith National Insurance Corp. (the "Company"), which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. We also consent to the incorporation by reference of our report dated February 6, 2002 relating to the financial statement schedules, which appears in such Annual Report on Form 10-K.

                      PricewaterhouseCoopers LLP

Los Angeles, California
March 27, 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 6, 2002 appearing in the 2001 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      PricewaterhouseCoopers LLP

Los Angeles, California

February 6, 2002

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

December 31, 2001

Column A	Column B	Column C	Column D
Type of investment	Cost(1)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$153,092	$152,580	$152,580
Public utilities	52,777	54,030	54,030
Industrial and miscellaneous	495,668	494,634	493,943
Redeemable preferred stocks	27,023	26,706	26,706

Total fixed maturities	728,560	727,950	727,259
Equity securities:
Floating rate preferred stocks	6,799	6,093	6,093
Convertible and nonredeemable preferred stocks	5,488	5,795	5,795
Common stocks, industrial	29,411	28,394	28,394

Total equity securities	41,698	40,282	40,282
Short-term investments	119,066	119,066	119,066
Other investments	58,090	58,090	58,090

Total investments	$947,414	$945,388	$944,697

(1)
Original cost for equity securities. Original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts for fixed maturities.
(2)
Amount at which shown in the balance sheet may differ from Cost or Fair Value for fixed maturities depending on the classification of the underlying securities in accordance with Statement of Financial Accounting Standards No. 115 — "Accounting for Investments in Certain Debt and Equity Securities."

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

BALANCE SHEET

ASSETS

	December 31,
(Dollars and shares in thousands)	2001	2000
Investments:
Fixed maturities, at fair value (cost $480 in 2000)		$444
Common stocks, at fair value (cost $1,678 in 2001 and $1,214 in 2000)	$1,578	1,390
Short-term investments (at cost, which approximates fair value)	77,817	58,145

Total investments	79,395	59,979
Cash	608	1,076
Investment in subsidiaries (Note A)	311,194	331,056
Receivable from subsidiaries (Note A)	43,998	54,879
Other assets	17,644	18,261

Total assets	$452,839	$465,251

LIABILITIES
Senior notes payable, less unamortized issue cost of $32 in 2001 and $126 in 2000 (Notes B and C)	$57,203	$58,374
8.55% Subordinated Deferrable Interest Debentures, less unamortized issue cost of $250 in 2001 and $259 in 2000 (Note D)	77,070	77,061
Dividend payable to stockholders	4,638	4,361
Federal income tax (Note A)	5,647	9,534
Other liabilities	5,670	6,145

Total liabilities	150,228	155,475

STOCKHOLDERS' EQUITY
Preferred stock, $1 par—shares authorized 1,000; issued and outstanding, none in 2001 and 2000
Common stock, $1 par—shares authorized 50,000; issued 25,571, outstanding 18,553 in 2001; issued 25,452, outstanding 17,443 in 2000	25,571	25,452
Additional paid-in capital	291,348	282,120
Retained earnings	119,600	161,174
Accumulated other comprehensive loss—net unrealized depreciation on investments, net of deferred tax benefit of $951 in 2001 and $4,419 in 2000	(1,766)	(8,206)

	434,753	460,540
Treasury stock, at cost (7,018 shares in 2001 and 8,009 shares in 2000) (Note E)	(132,142)	(150,764)

Total stockholders' equity	302,611	309,776

Total liabilities and stockholders' equity	$452,839	$465,251

See notes to condensed financial information.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

STATEMENT OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2001	2000	1999
Net investment income	$2,100	$4,258	$2,520
Realized gains (losses) on investments	419	(869)	828

Total revenues	2,519	3,389	3,348
Operating expenses	3,827	6,042	4,155
Interest expense	7,774	5,839	8,416

Total expenses	11,601	11,881	12,571
Loss before federal income tax benefit and equity in (loss) income of subsidiaries and extraordinary item	(9,082)	(8,492)	(9,223)
Federal income tax benefit	992	2,631	3,175

Loss before equity in (loss) income of subsidiaries and extraordinary item	(8,090)	(5,861)	(6,048)
Equity in (loss) income of subsidiaries (Note A)	(15,710)	(41,932)	60,148

(Loss) income before extraordinary item	(23,800)	(47,793)	54,100
Extraordinary item — gain on extinguishment of debt, net of federal income tax expense of $534 (Note C)		993

Net (loss) income	$(23,800)	$(46,800)	$54,100

See notes to condensed financial information.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

STATEMENT OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2001	2000	1999
Cash flows from operating activities:
Investment income received	$477	$721		$1,372
Operating expenses paid	(4,111)	(6,858)		(5,139)
Interest paid	(7,648)	(6,216)		(8,239)
Income tax recovered (paid)	(2,657)	10,675		3,974

Net cash used in operating activities	(13,939)	(1,678)		(8,032)
Cash flows from investing activities:
Purchases of investments:
Equity securities available-for-sale	(3,069)	(888)		(10,315)
Proceeds from sales of investments:
Fixed maturity securities available for sale	768
Equity securities available-for-sale	2,731			9,412
Other investments				5,675
Net (increase) decrease in short-term investments	(17,873)	41,485		(89,146)
Other, net	(233)	5,784		(5,718)

Net cash (used in) provided by investing activities	(17,676)	46,381		(90,092)
Cash flows from financing activities:
Repurchase of redeemable securities (Notes B and C)		(6,164)
Repurchase of 9% Notes (Notes B and C)	(1,265)	(16,585)
Cash advanced from bank lines of credit				7,400
Cash repaid on bank lines of credit				(12,400)
Cash dividends paid to common stockholders	(17,502)	(17,183)		(17,165)
Proceeds from exercise of stock options	3,022	7,246		4,322
Sale of treasury shares (Note E)	25,000
Purchase of treasury shares	(207)	(38)		(4,190)
Dividends received from subsidiaries (Note A)	10,000	10,000		130,000
Capital contribution to Zenith Insurance (Notes A and D)		(25,000)
Net cash from (to) subsidiary (Note A)	12,099	4,097		(9,991)

Net cash provided by (used in) financing activities	31,147	(43,627)		97,976
Net (decrease) increase in cash	(468)	1,076		(148)
Cash at beginning of year	1,076			148

Cash at end of year	$608	$1,076	$

Reconciliation of net (loss) income to net cash flows from operating activities:
Net (loss) income	$(23,800)	$(46,800)		$54,100
Loss (income) from subsidiaries (Note A)	15,710	41,932		(60,148)
Gain on extinguishment of debt (Notes B and C)		(1,527)
Federal income tax	(3,649)	8,577		562
Other	(2,200)	(3,860)		(2,546)

Net cash used in operating activities	$(13,939)	$(1,678)		$(8,032)

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION

        The accompanying condensed financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes thereto of Zenith National Insurance Corp. ("Zenith National") and subsidiaries. Certain prior year numbers have been reclassified to conform to the current year presentation.

A.    Investment In Subsidiaries

        Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); ZNAT Insurance Company; Zenith Star Insurance Company; Perma-Bilt, a Nevada Corporation ("Perma-Bilt"); Zenith Development Corp. ("ZDC"); and Zenith National Insurance Capital Trust I (the "Trust"). These investments are included in the financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2001 and 2000 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith National funds the land acquisitions of its Real Estate operations through intercompany loans. The receivable from subsidiaries mainly comprises principal and interest on loans to Perma-Bilt and ZDC of $43.7 million and $55.4 million at December 31, 2001 and 2000, respectively, for which interest is charged at the rate of prime plus 2% (6.75% at December 31, 2001 and 11.5% at December 31, 2000).

        Zenith National files a consolidated federal income tax return. The equity in (loss) income of subsidiaries is net of a provision for federal income tax benefit of $8.8 million in 2001 and $21.9 million in 2000 and a federal income tax expense of $32.2 million in 1999. Zenith National has tax allocation procedures with its subsidiaries and the 2001, 2000 and 1999 condensed financial information reflect Zenith National's portion of the consolidated tax.

        Zenith Insurance paid dividends to Zenith National of $10.0 million in 2001, $10.0 million in 2000 and $130.0 million in 1999 including a dividend of $100.0 million for which prior approval was obtained from the California Department of Insurance in 1999. Zenith National made a contribution of $25.0 million in cash in 2000 to the capital and surplus of Zenith Insurance. In 2001, Zenith National contributed all of the outstanding capital stock of Perma-Bilt, a Nevada Corporation, to Zenith Insurance at an equity basis value of $14.2 million.

B.    Senior Notes Payable

        Zenith National had $57.2 million and $58.5 million outstanding of the $75.0 million issued of its 9% Senior Notes due 2002 (the "9% Notes") at December 31, 2001 and 2000, respectively. Interest on the 9% Notes is payable semi-annually. The 9% Notes are general unsecured obligations of Zenith National. Issue costs of $1.2 million are being amortized over the term of the 9% Notes. In the years ended December 31, 2001, 2000 and 1999, $5.3 million, $5.8 million and $6.9 million, respectively, of interest and issue costs were expended.

C.    Extraordinary Item — Gain on Extinguishment of Debt

        In 2000, Zenith National paid $22.8 million to repurchase $16.5 million aggregate principal amount of its outstanding 9% Senior Notes and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities (the "Redeemable Securities") of the Trust, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases in 2000 resulted in an extraordinary gain before tax of $1.5 million. In 2001, Zenith National paid $1.3 million to repurchase $1.3 million aggregate principal amount of the outstanding 9% Notes. Zenith National used its available cash balances to fund these purchases.

D.    Subordinated Debentures

        Zenith National had $77.3 million of the 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures") issued to the Trust outstanding at December 31, 2001 and 2000. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith National for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith at the then present value of the remaining scheduled payments of principal and interest. The issue cost of the Subordinated Debentures of $0.3 million is being amortized over the term of the Subordinated Debentures. During each year ended December 31, 2001, 2000 and 1999, $6.7 million of interest and issue costs were expensed.

        The Subordinated Debentures are subordinated to all other indebtedness of Zenith National.

E.    Common Stock

        On December 5, 2001, Zenith National sold one million shares of its common stock, par value $1.00 per share, in a private placement for $25.00 per share to Odyssey Reinsurance Corporation, an indirect subsidiary of Fairfax Financial Holdings Limited ("Fairfax"). Fairfax and its affiliates currently own approximately 42% of Zenith National's outstanding common stock.

F.    Commitments and Contingent Liabilities

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

        Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP may request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c) if so, determine the merits of the issue and whether a correction is appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and

Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter. On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and the Neutral Auditor and Neutral Actuary in the Superior Court of Fulton County in the State of Georgia. On October 9, 2000, RISCORP filed a First Amended Complaint in the Superior Court of Fulton County. RISCORP's First Amended Complaint alleges causes of action for breach of contract against the Neutral Auditor and Neutral Actuary and, in conjunction, seeks a declaration that would have the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. RISCORP also has asserted causes of action for professional negligence solely against the Neutral Auditor and Neutral Actuary in which it seeks damages of either $18.1 million (and related charges) or $5.9 million. On May 1, 2001, the Superior Court granted in their entirety motions for judgment on the pleadings filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary. The Georgia Court of Appeals rejected RISCORP's petition for expedited review of the Superior Court's decision pending a determination of counterclaims filed by Zenith Insurance and the Neutral Auditor and Neutral Actuary before the Superior Court. Zenith is unable to predict the outcome of this litigation.

Other Litigation

        Other than the RISCORP litigation described above, Zenith National and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

Contingencies Surrounding the Order of Liquidation of Reliance Insurance Company

        On October 3, 2001, the Commonwealth Court of Pennsylvania issued an Order of Liquidation for Reliance Insurance Company ("Reliance") in response to a petition from the Pennsylvania Department of Insurance. At December 31, 2001, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. As of December 31, 2001, Zenith Insurance recorded a $3.0 million provision for impairment of the reinsurance recoverable from Reliance. Zenith Insurance cannot currently predict the ultimate outcome of this matter; but it is possible that if the Pennsylvania Department of Insurance increases its estimates of Reliance's unpaid liabilities or uncollectible reinsurance recoverables without considering additional investment income, Zenith Insurance may not recover any of its reinsurance recoverable from Reliance.

        State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance polices but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in these states for assessed insurance companies to recover these assessments. Upon the Order of Liquidation of Reliance, the Guarantee Funds became primarily liable for the payment of Reliance's policyholder liabilities. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers' compensation insurance in many of the states where Reliance has unpaid workers' compensation liabilities and expects to receive Guarantee

Fund assessments, some of which may be based on certain of the premiums it has already earned at December 31, 2001. Zenith Insurance is currently unable to determine the ultimate amount and timing of all such assessments. At December 31, 2001, Zenith Insurance has accrued an estimated liability of $2.7 million, net of expected recoveries of $2.4 million, for probable future Guarantee Funds assessments. This estimate is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the Order of Liquidation for Reliance and the actions of the Guarantee Funds. Zenith Insurance also expects that it will receive continuing Guarantee Fund assessments in connection with the Reliance insolvency in many of the states in which it writes workers' compensation insurance. The ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith Insurance is entitled.

Contingency Surrounding Recoverability of Special Disability Trust Fund Receivable

        In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for and will not reimburse employers or carriers for Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At December 31, 2001 and 2000, the receivable from the Fund was $18.1 million and $31.1 million, respectively, related to the pre-January 1, 1998 claims.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of policy acquisition costs	Other operating expenses	Premiums written
(Dollars in thousands)
Years Ended December 31, 2001
Property and Casualty
Workers' Compensation	$10,111	$599,688	$57,843		$415,848		$348,730	$79,137	$44,332	$423,763
Reinsurance	2,568	142,990	13,419		61,028		83,560	8,686	700	65,551

	12,679	742,678	71,262		476,876		432,290	87,823	45,032	489,314
Reinsurance ceded		204,144	51
Investment						$51,178
Parent									3,826

Total	$12,679	$946,822	$71,313		$476,876	$51,178	$432,290	$87,823	$48,858	$489,314

2000
Property and Casualty
Workers' Compensation	$8,610	$542,173	$49,928		$300,833		$289,923	$57,979	$39,241	$308,131
Reinsurance	1,700	97,514	8,896		37,919		47,039	4,912	504	39,320

	10,310	639,687	58,824		338,752		336,962	62,891	39,745	347,451
Reinsurance ceded		238,196	83
Investment						$51,766
Parent									6,042

Total	$10,310	$877,883	$58,907		$338,752	$51,766	$336,962	$62,891	$45,787	$347,451

1999
Property and Casualty
Workers' Compensation	$6,633	$516,941	$42,630		$278,854		$285,864	$47,502	$70,112	$272,326
Reinsurance	1,259	88,309	7,496		36,441		38,279	5,000	486	35,930
Other Property-Casualty					54,108		36,029	12,764	5,337	49,976

	7,892	605,250	50,126		369,403		360,172	65,266	75,935	358,232
Reinsurance ceded		275,679	780
Investment						$53,662
Parent									4,155

Total	$7,892	$880,929	$50,906		$369,403	$53,662	$360,172	$65,266	$80,090	$358,232

SCHEDULE IV — REINSURANCE
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

					Column F
	Column B	Column C	Column D
				Column E	Percentage of amount assumed to net
Column A	Gross amount	Ceded to other companies	Assumed from other companies
				Net amount
(Dollars in thousands)
Years Ended December 31,
2001
Premiums earned	$427,331	$14,430	$63,975	$476,876	13.4%
2000
Premiums earned	307,514	10,610	41,848	338,752	12.4
1999
Premiums earned	345,085	16,349	40,667	369,403	11.0

QuickLinks

PART I
  Item 1. Business. General
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CONSENT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES December 31, 2001
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. BALANCE SHEET ASSETS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. STATEMENT OF OPERATIONS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. STATEMENT OF CASH FLOWS
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. NOTES TO CONDENSED FINANCIAL INFORMATION
SCHEDULE IV — REINSURANCE ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES