Form 10-Q
period 2002-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2002-05-09
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At May 8, 2002, there were 18,646,000 shares of Zenith National common stock outstanding, net of 7,018,000 shares of treasury stock.

PART l
FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)	March 31, 2002	December 31, 2001
	(Unaudited)
Assets:
Investments:
Fixed maturities:
At amortized cost (fair value $65,984 in 2002 and $29,284 in 2001)	$66,153	$28,593
At fair value (cost $683,031 in 2002 and $699,967 in 2001)	674,958	698,666
Floating rate preferred stocks, at fair value (cost $6,799 in 2002 and 2001)	6,157	6,093
Convertible and non-redeemable preferred stocks, at fair value (cost $5,488 in 2002 and 2001)	5,938	5,795
Common stocks, at fair value (cost $29,484 in 2002 and $29,411 in 2001)	30,619	28,394
Short-term investments (at cost, which approximates fair value)	116,795	119,066
Other investments	61,683	58,090

Total investments	962,303	944,697
Cash	22,905	24,910
Accrued investment income	13,588	11,659
Premiums receivable, less allowance for doubtful accounts of $6,965 in 2002 and $7,704 in 2001	86,484	86,823
Receivable from reinsurers and state trust funds for paid and unpaid losses	259,821	263,500
Deferred policy acquisition costs	13,143	12,679
Properties and equipment, less accumulated depreciation	49,216	49,192
Deferred tax asset	36,833	34,526
Current federal income tax receivable	5,590	13,357
Goodwill (Note 5)	21,485	21,485
Other assets	83,732	77,231

Total assets	$1,555,100	$1,540,059

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$949,877	$946,822
Unearned premiums	80,224	71,313
Policyholders' dividends accrued	3,154	3,316
Reserves on loss portfolio transfers	12,638	13,397
Payable to banks	15,712	16,186
Senior notes payable, less unamortized issue costs of $8 in 2002 and $32 in 2001 (Note 6)	57,227	57,203
Other liabilities	70,475	63,542

Total liabilities	1,189,307	1,171,779

Redeemable securities:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith National Insurance Capital Trust I, holding solely 8.55% Subordinated Deferrable Interest Debentures due 2028 of Zenith National Insurance Corp., less unamortized issue cost and discount of $1,319 in 2002 and $1,331 in 2001	65,681	65,669

Commitments and contingent liabilities (Note 3)
Stockholders' equity:
Preferred stock, $1 par—shares authorized 1,000; issued and outstanding, none in 2002 and 2001
Common stock, $1 par—shares authorized 50,000; issued 25,652, outstanding 18,634 in 2002; issued 25,571, outstanding 18,553 in 2001	25,652	25,571
Additional paid-in capital	293,490	291,348
Retained earnings	117,749	119,600
Accumulated other comprehensive loss—net unrealized depreciation on investments, net of deferred tax benefit of $2,496 in 2002 and $951 in 2001	(4,637)	(1,766)

	432,254	434,753
Treasury stock at cost (7,018 shares in 2002 and 2001)	(132,142)	(132,142)

Total stockholders' equity	300,112	302,611

Total liabilities, redeemable securities and stockholders' equity	$1,555,100	$1,540,059

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)
	2002	2001
Revenues:
Premiums earned	$121,274	$104,638
Net investment income	12,662	13,380
Realized (losses) gains on investments	(828)	137
Real estate sales	20,297	17,110

Total revenues	153,405	135,265
Expenses:
Loss and loss adjustment expenses incurred	90,363	85,088
Policy acquisition costs	22,044	18,777
Other underwriting and operating expenses	14,952	13,016
Policyholders' dividends and participation	599	565
Real estate construction and operating costs	18,930	15,998
Interest expense	2,099	1,803

Total expenses	148,987	135,247
Income before federal income tax expense	4,418	18
Federal income tax expense	1,618	118

Net income (loss)	$2,800	$(100)

Net income (loss) per common share (Note 2)—
Basic:	$0.15	$(0.01)
Diluted:	0.15	(0.01)
Disclosure regarding comprehensive (loss) income:
Net income (loss)	$2,800	$(100)
Change in unrealized depreciation on investments	(2,871)	5,177

Comprehensive (loss) income	$(71)	$5,077

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)
	2002	2001
Cash flows from operating activities:
Premiums collected	$138,563	$114,279
Investment income received	10,087	12,151
Proceeds from sales of real estate	20,297	17,110
Loss and loss adjustment expenses paid	(77,787)	(79,019)
Underwriting and other operating expenses paid	(50,943)	(35,456)
Real estate construction costs paid	(18,272)	(17,998)
Interest paid	(2,256)	(1,931)
Income taxes refunded (paid)	5,497	(5)

Net cash provided by operating activities	25,186	9,131
Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(78,210)	(161,604)
Fixed maturities held-to-maturity	(39,650)
Other investments	(2,889)	(291)
Proceeds from maturities and redemptions of investments:
Fixed maturities held-to-maturity	2,045	751
Investment securities available-for-sale	15,066	12,043
Proceeds from sales of investments:
Investment securities available-for-sale	78,915	131,167
Other investments	156	3,008
Net change in short-term investments	2,432	1,112
Capital expenditures and other, net	(2,053)	(914)

Net cash used in investing activities	(24,188)	(14,728)
Cash flows from financing activities:
Cash advanced from bank construction loans	16,150	14,324
Cash repaid on bank construction loans	(16,624)	(13,932)
Cash dividends paid to common stockholders	(4,641)	(4,368)
Proceeds from exercise of stock options	2,112	1,258

Net cash used in financing activities	(3,003)	(2,718)

Net decrease in cash	(2,005)	(8,315)
Cash at beginning of period	24,910	16,026

Cash at end of period	$22,905	$7,711

Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$2,800	$(100)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net depreciation, amortization and accretion	936	1,326
Realized losses (gains) on investments	828	(137)
Decrease (increase) in:
Premiums receivable	339	(5,038)
Receivable from reinsurers and state trust funds on paid and unpaid losses	3,343	10,108
Federal income tax	7,115	113
Real estate construction in progress and land held for development	972	(930)
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	3,055	(5,525)
Unearned premiums	8,911	11,298
Policyholders' dividends accrued	(162)	427
Other	(2,951)	(2,411)

Net cash provided by operating activities	$25,186	$9,131

The accompanying notes are an integral part of this financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

        The accompanying unaudited, consolidated financial statements of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2001. Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in this statement.

Note 2. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share:

		Three Months Ended March 31,
(In thousands, except per share data)
		2002	2001
(A)	Net income (loss)	$2,800	$(100)

(B)	Weighted average outstanding shares during the period	18,598	17,485
	Additional common shares issuable under employee stock option plans using the treasury stock method	249	181

(C)	Weighted average number of common shares outstanding assuming exercise of stock options	18,847	17,666

	Net income (loss) per common share
(A)/(B)	Basic (1)	$0.15	$(0.01)
(A)/(C)	Diluted (1)	$0.15	$(0.01)

	Dividends per common share	0.25	0.25

(1)	Additional common shares issuable under employee stock option plans using the treasury stock method are antidilutive for the first quarter of 2001 because there is a loss from continuing operations for the first quarter of 2001.

Note 3. Contingent Liabilities

RISCORP Litigation

        On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (as amended from time to time, the "Asset Purchase Agreement") between Zenith Insurance Company ("Zenith Insurance") and RISCORP Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to

RISCORP's workers' compensation business (the "RISCORP Acquisition"). The total purchase price for such acquired assets and liabilities was determined by a three-step process in which RISCORP and its external accounting and actuarial consultants and Zenith Insurance and its external accounting and actuarial consultants made and presented their estimates of the GAAP values of the assets and liabilities acquired by Zenith Insurance to an independent third-party, acting as a Neutral Auditor and Neutral Actuary. Such estimates varied considerably, particularly with respect to the value of premiums receivable and the liability for unpaid losses and loss adjustment expenses. On March 19, 1999, the Neutral Auditor and Neutral Actuary issued its report determining the disputes between the parties. That report indicated that the value of the assets transferred to Zenith Insurance exceeded the value of the liabilities assumed by Zenith Insurance by $92.3 million.

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

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        On October 3, 2001, the Commonwealth Court of Pennsylvania issued an Order of Liquidation for Reliance Insurance Company ("Reliance") in response to a petition from the Pennsylvania Department of Insurance. At March 31, 2002 and December 31, 2001, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. At March 31, 2002 and December 31, 2001, Zenith Insurance recorded a $3.0 million provision for impairment of the reinsurance recoverable from Reliance. Zenith Insurance cannot currently predict the ultimate outcome of this matter; but it is possible that if the Pennsylvania Department of Insurance increases its estimates of Reliance's unpaid liabilities or uncollectible reinsurance recoverables without considering any additional investment income, Zenith Insurance may not recover any of its reinsurance recoverable from Reliance.

Contingencies Surrounding State Guarantee Fund Assessments

        State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance polices but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of its policyholder liabilities. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation insurance in many states where unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received and expects to continue to receive Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at March 31, 2002. At March 31, 2002, Zenith recorded an estimate of $1.7 million (net of expected recoveries of $3.6 million recoverable before the end of 2003) for its expected liability at March 31, 2002 for Guarantee Fund assessments. This estimate is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for, and will not reimburse employers or carriers for, Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At March 31, 2002 and December 31, 2001, the receivable from the Fund was $16.7 million and $18.1 million, respectively, related to the pre-January 1, 1998 claims.

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

Note 4. Segment Information

        Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Real Estate	Investments	Parent	Total
For the Three Months Ended March 31, 2002
Revenues:
Premiums earned	$107,298	$13,976				$121,274
Net investment income				$12,662		12,662
Realized losses on investments				(828)		(828)
Real estate sales			$20,297			20,297

Total revenues	107,298	13,976	20,297	11,834		153,405

Interest expense					$(2,099)	(2,099)

(Loss) income before tax	(7,334)	1,902	1,367	11,834	(3,351)	4,418
Federal income tax (benefit) expense	(2,189)	568	478	3,933	(1,172)	1,618

Net (loss) income	$(5,145)	$1,334	$889	$7,901	$(2,179)	$2,800

Combined ratios	106.8%	86.4%				104.5%

As of March 31, 2002

Total assets	$438,705	$53,175	$59,824	$998,796	$4,600	$1,555,100

For the Three Months Ended March 31, 2001
Revenues:
Premiums earned	$92,619	$12,019				$104,638
Net investment income				$13,380		13,380
Realized gains on investments				137		137
Real estate sales			$17,110			17,110

Total revenues	92,619	12,019	17,110	13,517		135,265

Interest expense					$(1,803)	(1,803)

(Loss) income before tax	(12,584)	772	1,112	13,517	(2,799)	18
Federal income tax (benefit) expense	(4,145)	254	389	4,600	(980)	118

Net (loss) income	$(8,439)	$518	$723	$8,917	$(1,819)	$(100)

Combined ratios	113.6%	93.6%				111.3%

As of March 31, 2001

Total assets	$489,514	$33,037	$61,088	$895,540	$1,127	$1,480,306

Note 5. Goodwill—Adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142

        Effective January 1, 2002, Zenith adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and other intangible assets are amortized over their useful lives (which may exceed forty years). The new standard also requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and sets forth criteria for recognition and measurement of impairment.

        As of January 1, 2002, Zenith had recognized goodwill from previous acquisitions. Other than goodwill, Zenith had no intangible assets at January 1, 2002. Prior to January 1, 2002, goodwill attributable to assets acquired since 1970 was being amortized over 25 years using the straight line method. As of January 1, 2002, Zenith ceased the amortization of such goodwill. Goodwill was $21.5 million at March 31, 2002 and December 31, 2001. Zenith evaluated this goodwill for impairment at January 1, 2002 in accordance with SFAS No. 142 and determined that such goodwill was not impaired.

        The following table presents Zenith's pro-forma net income (loss) and per share amounts excluding goodwill amortization expense in the three months ended March 31, 2001:

	Three Months Ended March 31,
(In thousands, except per share data)
	2002	2001
Net income (loss):
Net income (loss) as reported	$2,800	$(100)
Goodwill amortization		231

Pro-forma net income	$2,800	$131

Basic earnings per common share:
Net income (loss) as reported	$0.15	$(0.01)
Goodwill amortization		0.02

Pro-forma net income	$0.15	$0.01

Diluted earnings per common share:
Net income (loss) as reported	$0.15	$(0.01)
Goodwill amortization		0.02

Pro-forma net income	$0.15	$0.01

Note 6. Subsequent Events

        On May 1, 2002, Zenith National used $59.8 million of its available short-term investments to pay the principal and accrued interest on its 9% Senior Notes due May 1, 2002. As a result of the redemption, interest expense in future periods will be reduced, offset in part by a reduction of investment income on the funds used.

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

Overview

        The comparative components of net income (loss) after tax are set forth in the following table:

	Three Months Ended March 31,
(In thousands)
	2002	2001
Net investment income	$8,439	$8,828
Realized (losses) gains on investments	(538)	89

Subtotal	7,901	8,917
Property-casualty underwriting results:
Loss excluding catastrophes	(3,811)	(6,946)
Catastrophe losses		(975)

Property-casualty underwriting loss	(3,811)	(7,921)
Income from Real Estate Operations	889	723
Interest expense	(1,365)	(1,172)
Parent expenses	(814)	(647)

Net income (loss)	$2,800	$(100)

        Results of operations improved in the first quarter of 2002 compared to the first quarter of 2001 principally as a result of reduced underwriting losses in the property-casualty operations (the "P&C Operations").

        The comparative results of the P&C Operations before tax and combined ratios are set forth in the table below

	Three Months Ended March 31,
(Dollars in thousands)
	2002	2001
Premiums earned:
Workers' Compensation:
California	$55,662	$45,226
Outside California	51,636	47,393

Total Workers' Compensation	107,298	92,619
Reinsurance	13,976	12,019

Total	$121,274	$104,638

Underwriting (loss) income before tax:
Workers' Compensation	$(7,334)	$(12,584)
Reinsurance	1,902	772

Total	$(5,432)	$(11,812)

Combined loss and expense ratios:
Workers' Compensation:
Loss and loss adjustment expenses	75.1%	81.8%
Underwriting expenses	31.7%	31.8%

Combined ratio	106.8%	113.6%
Reinsurance:
Loss and loss adjustment expenses	70.0%	77.3%
Underwriting expenses	16.4%	16.3%

Combined ratio	86.4%	93.6%
Total:
Loss and loss adjustment expenses	74.5%	81.3%
Underwriting expenses	30.0%	30.0%

Combined ratio	104.5%	111.3%

Workers' Compensation

        Workers' Compensation premiums earned increased in the first quarter of 2002 compared to the first quarter of 2001, continuing the trend of Zenith's increased Workers' Compensation revenues that began in January of 2000. Prior to 2000, Zenith's Workers' Compensation premium revenues declined consistently for several years in the face of unfavorable industry conditions. Beginning in 2000, competitive conditions began to improve, particularly in California, and Zenith began increasing its Workers' Compensation premium revenues, through increases in policies and rates. Zenith increased its Workers' Compensation premium rates in California as follows: effective January 1, 2001 by about 8%; effective August 1, 2001 by about 5%; and in the first quarter of 2002 by about 26%, including 5% for terrorism. Rate increases in most of the other states in which it does business were implemented at January 1, 2001 and 2002. In Florida, rates are set by the Department of Insurance, and were unchanged in 2001 and in the first quarter of 2002.

        Zenith's California Workers' Compensation premiums in-force increased from $146.7 million at December 31, 2000 to $178.5 million at March 31, 2001 and from $210.4 million at December 31, 2001 to $233.4 million at March 31, 2002. Outside of California, where competition and pricing are improving only in certain states, Zenith's in-force premiums increased from $162.4 million at December 31, 2000 to $186.1 million at March 31, 2001 and from $209.7 million at December 31, 2001 to $215.8 million at March 31, 2002. Net premiums earned in the first quarter of 2002 are net of $3.5 million of earned premiums ceded in connection with a new 10% quota share reinsurance arrangement which was effective January 1, 2002 for policies written on or after January 1, 2002.

        Underwriting losses in the Workers' Compensation operation decreased in the first quarter of 2002 compared to the first quarter of 2001. The estimated average cost of claims, or severity, increased in the first quarter of 2002 compared to the corresponding period in 2001, which was offset by a decrease in the frequency of claims and by the impact of higher premium rates, resulting in a lower estimated loss ratio for the first quarter of 2002 compared to the corresponding period in 2001.

        Zenith expects that the future operating profitability of its Workers' Compensation operation will be dependent upon the following: 1) general levels of competition; 2) industry pricing; 3) legislative and regulatory actions; 4) the frequency and severity of terrorist acts, if any, similar to the World Trade Center attack of September 11, 2001; and 5) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserves and premium rates. Claim frequency trends continue to decline, but the reasons therefor are not clear and management is unable to predict whether these trends will continue. Effective January 1, 2002, losses arising from acts of terrorism in the United States were excluded from the coverage provided by many of the reinsurance companies from which Zenith purchases its workers' compensation reinsurance. Zenith is unable to predict when its Workers' Compensation operations will return to underwriting profitability, although it anticipates continuing improvement in the combined ratio and profitability in the short-run as earned premiums reflect recent rate increases. Also, operating results should benefit from investing favorable cash flow from Workers' Compensation underwriting operations.

Reinsurance

        Effective January 1, 2002, losses arising from acts of terrorism were excluded from the coverage provided in Zenith's assumed reinsurance contracts.

        Underwriting income or loss and the combined ratio of the Reinsurance operation fluctuates significantly depending upon the incidence or absence of large catastrophe losses. There do not appear to have been any major catastrophes that occurred in the first quarter of 2002. Results for the three months ended March 31, 2001 were adversely impacted by catastrophe losses before tax of $1.5 million. Catastrophe losses impacting the results in the first quarter of 2001 were attributable to additional estimates of the impact of events that occurred in 1999, in particular the storms at the end of December 1999 in France.

        Estimating catastrophe losses in the Reinsurance business is highly dependent upon the nature and timing of the event and Zenith's ability to obtain timely and accurate information with which to estimate its liability to pay losses. Estimates of the impact of catastrophes on the Reinsurance operation are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

Real Estate

        The Real Estate operations recognized total revenues for the three months ended March 31, 2002 and 2001 of $20.3 million and $17.1 million, respectively, and pre-tax income was $1.4 million and $1.1 million, respectively. There were 104 home sales at an average price of $195,000 for the three months ended March 31, 2002 compared to 90 home sales at an average price of $187,000 for the corresponding period in 2001. Changes in interest rates and other factors could affect future home sales, but Zenith believes the land it has acquired is strategically located and will have long-term value.

Investments

        The change in the carrying value of Zenith's consolidated investment portfolio in 2002 was as follows:

(In thousands)
Carrying value at the beginning of the year	$944,697
Purchases at cost	120,749
Maturities and redemptions	(17,111)
Proceeds from sales of investments	(79,071)
Net realized losses	(828)
Change in unrealized gains and losses, net	(4,416)
Net decrease in short-term investments	(2,432)
Net accretion of bonds and preferred stocks and other changes	715

Carrying value at March 31, 2002	$962,303

        Zenith's investment portfolio increased in the three months ended March 31, 2002 principally as a result of favorable cash flow from operations. At March 31, 2002 and December 31, 2001, the portfolio emphasized high quality, taxable bonds and short-term investments, supplemented by smaller portfolios of redeemable and other preferred and common stocks. Bonds with an investment grade rating represented 94% and 95% of the consolidated carrying values of bonds at March 31, 2002 and December 31, 2001, respectively. The average life of the consolidated portfolio was 5.9 years and 5.6 years at March 31, 2002 and December 31, 2001, respectively.

        Zenith has identified certain securities, amounting to 92% and 97% of the investments in debt securities at March 31, 2002 and December 31, 2001, respectively, as "available-for-sale." Stockholders' equity decreased by $4.4 million after deferred tax from December 31, 2001 to March 31, 2002 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities. The total fair value of fixed maturity investments, including short-term investments, was $857.7 million and $847.0 million at March 31, 2002 and December 31, 2001, respectively. The unrealized (loss) gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

	Held-to-Maturity	Available-for-Sale
(In thousands)
	Before Tax	Before Tax	After Tax
March 31, 2002	$(169)	$(8,073)	$(5,247)
December 31, 2001	691	(1,301)	(846)

        The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended March 31,
	2002	2001
Investment yield:
Before tax	5.3%	6.2%
After tax	3.5%	4.1%

        When, in the opinion of management, a decline in the fair value of an investment is considered to be "other than temporary," such investment is written down to its fair value. The determination of "other than temporary" includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. There were $1.1 million of such write downs in the first quarter of 2002 and $0.7 million in the corresponding period of 2001.

Liquidity and Capital Resources

        The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At March 31, 2002 and December 31, 2001, cash and short-term investments in the P&C Operations amounted to $62.0 million and $63.5 million, respectively. The current trend of favorable cash flow from operations is attributable to the trend of increasing Workers' Compensation premiums.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded by dividends received from Zenith Insurance Company ("Zenith Insurance") and financing or refinancing activities by Zenith National. Investment income from its investment portfolio also provides a current source of cash to Zenith National. Cash, short-term investments and other available assets in Zenith National were $126.2 million and $131.0 million at March 31, 2002 and December 31, 2001, respectively. On May 1, 2002, Zenith National used $59.8 million of its available short-term investments to pay the principal and accrued interest on its 9% Senior Notes due May 1, 2002. As a result of the redemption, interest expense in future periods will be reduced, offset in part by a reduction of investment income on the funds used.

        At March 31, 2002, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, all of which was available at March 31, 2002. Under the agreement covering one of these lines of credit, certain financial ratios are required to be maintained by Zenith National and by its subsidiaries. At March 31, 2002 Zenith met all of such financial ratios and does not expect these requirements to impact the availability of funds under the line of credit, if required.

        From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At March 31, 2002, Zenith National was authorized to repurchase up to 929,000 shares of its common stock at prevailing market prices pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity.

        Effective January 1, 2002, Zenith Insurance and Odyssey Re Holdings Corp. ("Odyssey Re"), an affiliate of Fairfax Financial Holdings Limited ("Fairfax"), entered into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith Insurance in the three years commencing January 1, 2002. Quota share reinsurance allows the ceding company to increase the amount of business it writes while sharing the premiums and associated risks with the assuming company. The effect is similar to increasing the capital of the ceding company. Zenith expects that the quota share arrangement with Odyssey Re will favorably assist in the capitalization of the P&C Operations over the next three years. Fairfax owns approximately 42% of the outstanding common stock of Zenith National.

        The Real Estate operations maintain a $50.0 million secured revolving credit facility from a bank ("Bank Line"), which it uses primarily for funding infrastructure development and home construction. No more than $20.0 million of the Bank Line may be outstanding for infrastructure development; there is no similar limitation on the use of the line for home construction. The bank's prior approval is required for any funding before draws may be taken. In addition to monthly interest payments, the maintenance of specified loan to value ratios, and principal curtailments under certain circumstances, the Bank Line requires the Real Estate operations to not exceed a prescribed leverage ratio and to maintain minimum interest coverage and minimum adjusted working capital. At March 31, 2002, the Real Estate operations were in compliance with all such requirements. Loans under the Bank Line bear interest at the prime rate plus 0.5%, resulting in interest on outstanding Bank Line loans at March 31, 2002 of 5.3%.

        Funding for project infrastructure development precedes the funding of home construction in that project. A prescribed portion of the first construction draw for each home must be used to repay the infrastructure development funding. Repayment of funding for infrastructure development is due the earlier of two years from the date the funding was approved or upon the termination date of the Bank Line. Repayment of all construction draws for each home must be made the earlier of one year from the initial construction draw for that home or upon the termination date of the Bank Line. The Bank Line is for a renewable twelve month term but upon termination will be extended for twenty four months, during which time period the Real Estate operations may only draw funds previously approved, as well as, subject to certain limitations, request funding for constructing pre-sold homes. At March 31, 2002 and December 31, 2001, $15.7 million and $16.2 million, respectively, was outstanding under the Bank Line. Zenith National also finances the land acquisitions of its Real Estate operations through inter-company loans. At March 31, 2002 and December 31, 2001, Zenith National had $27.3 million and $28.6 million, respectively, of principal and accrued interest outstanding under such loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The table below provides information about Zenith's financial instruments as of March 31, 2002 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For Zenith's debt obligations, the table presents principal cash flows by expected maturity dates (including interest).

	Expected Maturity Date
(Dollars in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total
Investments:
Held-to-maturity and Available-for-sale securities:
Fixed rate	$33,217	$112,180	$25,366	$36,539	$103,112	$430,528	$740,942
Weighted average interest rate	2.7%	4.1%	5.8%	6.1%	7.0%	7.2%	6.4%
Short-term investments	$116,795						$116,795
Debt and interest obligations of Zenith:
Payable to banks	$14,195	$376	$1,358				$15,929
Senior notes payable	59,811						59,811
Redeemable securities	2,865	5,729	5,729	$5,729	$5,729	$193,038	218,819

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

(b)
Reports on Form 8-K

        Zenith filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2002.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
PART l FINANCIAL INFORMATION
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
Signatures