Form 10-Q
period 2002-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2002-08-12
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File Number 1-9627

ZENITH NATIONAL INSURANCE CORP.
[Exact name of registrant as specified in its charter]

Delaware [State or other jurisdiction of incorporation or organization]	95-2702776 [I.R.S. Employer Identification No.]
21255 Califa Street, Woodland Hills, California [Address of principal executive offices]	91367-5021 [Zip Code]

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

Yes ☒        No ☐

        At August 9, 2002, there were 18,751,000 shares of Zenith National common stock outstanding, net of 7,018,000 shares of treasury stock.

PART l
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)	June 30, 2002	December 31, 2001
	(Unaudited)
Assets:
Investments:
Fixed maturities:
At amortized cost (fair value $64,331 in 2002 and $29,284 in 2001)	$63,569	$28,593
At fair value (cost $603,559 in 2002 and $699,967 in 2001)	606,527	698,666
Floating rate preferred stocks, at fair value (cost $6,799 in 2002 and 2001)	6,361	6,093
Convertible and non-redeemable preferred stocks, at fair value (cost $5,488 in 2002 and 2001)	6,039	5,795
Common stocks, at fair value (cost $33,247 in 2002 and $29,411 in 2001)	32,096	28,394
Short-term investments (at cost, which approximates fair value)	159,275	119,066
Other investments	63,538	58,090

Total investments	937,405	944,697
Cash	26,754	24,910
Accrued investment income	11,147	11,659
Premiums receivable, less allowance for doubtful accounts of $6,776 in 2002 and $7,704 in 2001	86,557	86,823
Receivable from reinsurers and state trust funds for paid and unpaid losses	270,550	263,500
Deferred policy acquisition costs	13,220	12,679
Properties and equipment, less accumulated depreciation	48,941	49,192
Deferred tax asset	33,868	34,526
Current federal income tax receivable		13,357
Goodwill (Note 6)	21,485	21,485
Other assets	83,536	77,231

Total assets	$1,533,463	$1,540,059

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$963,737	$946,822
Unearned premiums	85,928	71,313
Policyholders' dividends accrued	3,638	3,316
Reserves on loss portfolio transfers	12,134	13,397
Payable to banks	12,308	16,186
Senior notes payable, less unamortized issue costs of $32 in 2001 (Note 4)		57,203
Current federal income tax payable	1,788
Other liabilities	77,305	63,542

Total liabilities	1,156,838	1,171,779

Redeemable securities:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith National Insurance Capital Trust I, holding solely 8.55% Subordinated Deferrable Interest Debentures due 2028 of Zenith National Insurance Corp., less unamortized issue cost and discount of $1,306 in 2002 and $1,331 in 2001	65,694	65,669

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $1 par—shares authorized 1,000; issued and outstanding, none in 2002 and 2001
Common stock, $1 par—shares authorized 50,000; issued 25,765, outstanding 18,747 in 2002; issued 25,571, outstanding 18,553 in 2001	25,765	25,571
Additional paid-in capital	296,489	291,348
Retained earnings	119,563	119,600
Accumulated other comprehensive income (loss)—net unrealized appreciation (depreciation) on investments, net of deferred tax (expense) benefit of ($676) in 2002 and $951 in 2001	1,256	(1,766)

	443,073	434,753
Treasury stock at cost (7,018 shares in 2002 and 2001)	(132,142)	(132,142)

Total stockholders' equity	310,931	302,611

Total liabilities, redeemable securities and stockholders' equity	$1,533,463	$1,540,059

The accompanying notes are an integral part of this consolidated financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)
	2002	2001	2002	2001
Revenues:
Premiums earned	$127,530	$115,760	$248,804	$220,398
Net investment income	12,808	12,865	25,470	26,245
Realized (losses) gains on investments	(26)	1,865	(854)	2,002
Real estate sales	25,014	24,058	45,311	41,168

Total revenues	165,326	154,548	318,731	289,813
Expenses:
Loss and loss adjustment expenses incurred	93,335	90,366	183,698	175,454
Policy acquisition costs	22,936	21,185	44,980	39,962
Other underwriting and operating expenses	13,769	14,036	28,721	27,052
Policyholders' dividends and participation	818	609	1,417	1,174
Real estate construction and operating costs	23,440	21,882	42,370	37,880
Interest expense (Note 4)	1,086	1,882	3,185	3,685

Total expenses	155,384	149,960	304,371	285,207
Income before federal income tax expense	9,942	4,588	14,360	4,606
Federal income tax expense	3,442	1,688	5,060	1,806

Net income	$6,500	$2,900	$9,300	$2,800

Net income per common share (Note 2)-
Basic:	$0.35	$0.17	$0.50	$0.16
Diluted:	0.34	0.16	0.49	0.16
Disclosure regarding comprehensive income:
Net income	$6,500	$2,900	$9,300	$2,800
Change in unrealized appreciation (depreciation) on investments	5,893	(1,274)	3,022	3,903

Comprehensive income	$12,393	$1,626	$12,322	$6,703

The accompanying notes are an integral part of this consolidated financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)
	2002	2001
Cash flows from operating activities:
Premiums collected	$282,974	$236,765
Investment income received	25,703	23,968
Proceeds from sales of real estate	45,311	41,168
Loss and loss adjustment expenses paid	(164,991)	(153,051)
Underwriting and other operating expenses paid	(96,717)	(73,177)
Real estate construction costs paid	(38,461)	(35,265)
Interest paid	(4,086)	(3,721)
Income taxes refunded	9,459	15,311

Net cash provided by operating activities	59,192	51,998
Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(134,924)	(269,216)
Fixed maturities held-to-maturity	(39,650)
Other investments	(3,518)	(4,663)
Proceeds from maturities and redemptions of investments:
Fixed maturities held-to-maturity	4,597	1,761
Investment securities available-for-sale	17,713	34,899
Proceeds from sales of investments:
Investment securities available-for-sale	207,076	180,479
Other investments	206	3,096
Net change in short-term investments	(39,997)	6,753
Capital expenditures and other, net	(3,431)	(2,785)

Net cash provided by (used in) investing activities	8,072	(49,676)
Cash flows from financing activities:
Repayment of senior notes payable (Note 4)	(57,235)
Repurchase of senior notes payable		(500)
Cash advanced from bank construction loans	29,876	31,832
Cash repaid on bank construction loans	(33,754)	(31,839)
Cash dividends paid to common stockholders	(9,299)	(8,741)
Proceeds from exercise of stock options	4,992	1,420

Net cash used in financing activities	(65,420)	(7,828)

Net increase (decrease) in cash	1,844	(5,506)
Cash at beginning of period	24,910	16,026

Cash at end of period	$26,754	$10,520

Reconciliation of net income to net cash flows from operating activities:
Net income	$9,300	$2,800
Adjustments to reconcile net income to net cash flows from operating activities:
Net depreciation, amortization and accretion	2,909	2,970
Realized losses (gains) on investments	854	(2,002)
Decrease (increase) in:
Premiums receivable	266	(5,385)
Receivable from reinsurers and state trust funds on paid and unpaid losses	(7,891)	8,180
Federal income tax	14,519	17,117
Real estate construction in progress and land held for development	3,243	1,694
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	16,915	9,194
Unearned premiums	14,615	16,042
Policyholders' dividends accrued	322	862
Other	4,140	526

Net cash provided by operating activities	$59,192	$51,998

The accompanying notes are an integral part of this consolidated financial statement.

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

Note 2. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income per share:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)
		2002	2001	2002	2001
(A)	Net income	$6,500	$2,900	$9,300	$2,800

(B)	Weighted average outstanding shares during the period	18,695	17,496	18,647	17,490
	Additional common shares issuable under employee stock option plans using the treasury stock method	284	143	266	162

(C)	Weighted average number of common shares outstanding assuming exercise of stock options	18,979	17,639	18,913	17,652

	Net income per common share-
(A)/(B)	Basic	$0.35	$0.17	$0.50	$0.16
(A)/(C)	Diluted	0.34	0.16	0.49	0.16

	Dividends per common share	0.25	0.25	0.50	0.50

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

        Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP could request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c) if so, determine the merits of the issue and whether a correction would be appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter.

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

        The parties to the RISCORP Litigation have filed motions that will resolve the remaining issues in the case, but have deferred resolution of the issues set out in those motions in light of a settlement in principle that, if finally consummated, will result in dismissal of the action with no liability to Zenith. Until such consummation, Zenith is unable to predict the outcome of this litigation.

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        On October 3, 2001, the Commonwealth Court of Pennsylvania issued an Order of Liquidation for Reliance Insurance Company ("Reliance") in response to a petition from the Pennsylvania Department of Insurance. At June 30, 2002 and December 31, 2001, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. Zenith Insurance has recorded a provision for impairment of its reinsurance recoverable from Reliance; the provision was $3.0 million at June 30, 2002 and at December 31, 2001. Zenith Insurance cannot currently predict the ultimate outcome of this matter; but it is possible that if the Pennsylvania Department of Insurance increases its estimates of Reliance's unpaid liabilities or uncollectible reinsurance recoverables without considering any additional investment income, Zenith Insurance may not recover any of its reinsurance recoverable from Reliance.

Contingencies Surrounding State Guarantee Fund Assessments

        State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance polices but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of its policyholder liabilities. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation insurance in many states where unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received and expects to continue to receive Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at June 30, 2002. At June 30, 2002, Zenith recorded an estimate of $3.9 million (net of expected recoveries of $2.0 million recoverable before the end of 2003) for its expected liability at June 30, 2002 for Guarantee Fund assessments. This estimate is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for, and will not reimburse employers or carriers for, Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At June 30, 2002 and December 31, 2001, the receivable from the Fund was $16.0 million and $18.1 million, respectively, related to the pre-January 1, 1998 claims.

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

Note 4. Senior Notes Payable

        On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the principal of its 9% Senior Notes due May 1, 2002.

Note 5. Segment Information

        Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Real Estate	Investments	Parent	Total
For the Three Months Ended June 30, 2002
Revenues:
Premiums earned	$117,112	$10,418				$127,530
Net investment income				$12,808		12,808
Realized losses on investments				(26)		(26)
Real estate sales			$25,014			25,014

Total revenues	117,112	10,418	25,014	12,782		165,326

Interest expense					$(1,086)	(1,086)

(Loss) income before tax	(4,312)	2,049	1,574	12,782	(2,151)	9,942
Federal income tax (benefit) expense	(1,426)	815	551	4,256	(754)	3,442

Net (loss) income	$(2,886)	$1,234	$1,023	$8,526	$(1,397)	$6,500

Combined ratios	103.7%	80.3%				101.8%

For the Six Months Ended June 30, 2002
Revenues:
Premiums earned	$224,410	$24,394				$248,804
Net investment income				$25,470		25,470
Realized losses on investments				(854)		(854)
Real estate sales			$45,311			45,311

Total revenues	224,410	24,394	45,311	24,616		318,731

Interest expense					$(3,185)	(3,185)

(Loss) income before tax	(11,646)	3,951	2,941	24,616	(5,502)	14,360
Federal income tax (benefit) expense	(3,615)	1,383	1,029	8,189	(1,926)	5,060

Net (loss) income	$(8,031)	$2,568	$1,912	$16,427	$(3,576)	$9,300

Combined ratios	105.2%	83.8%				103.1%

As of June 30, 2002

Total assets	$446,482	$51,267	$58,377	$975,306	$2,031	$1,533,463

For the Three Months Ended June 30, 2001
Revenues:
Premiums earned	$104,881	$10,879				$115,760
Net investment income				$12,865		12,865
Realized gains on investments				1,865		1,865
Real estate sales			$24,058			24,058

Total revenues	104,881	10,879	24,058	14,730		154,548

Interest expense					$(1,882)	(1,882)

(Loss) income before tax	(12,147)	2,457	2,176	14,730	(2,628)	4,588
Federal income tax (benefit) expense	(3,976)	806	762	5,016	(920)	1,688

Net (loss) income	$(8,171)	$1,651	$1,414	$9,714	$(1,708)	$2,900

Combined ratios	111.6%	77.4%				108.4%

For the Six Months Ended June 30, 2001
Revenues:
Premiums earned	$197,500	$22,898				$220,398
Net investment income				$26,245		26,245
Realized gains on investments				2,002		2,002
Real estate sales			$41,168			41,168

Total revenues	197,500	22,898	41,168	28,247		289,813

Interest expense					$(3,685)	(3,685)

(Loss) income before tax	(24,731)	3,229	3,288	28,247	(5,427)	4,606
Federal income tax (benefit) expense	(8,121)	1,060	1,151	9,616	(1,900)	1,806

Net (loss) income	$(16,610)	$2,169	$2,137	$18,631	$(3,527)	$2,800

Combined ratios	112.5%	85.9%				109.8%

As of June 30, 2001
Total assets	$475,083	$30,657	$58,531	$932,441	$4,384	$1,501,096

Note 6. Goodwill—Adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142

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

        As of January 1, 2002, Zenith had recognized goodwill from previous acquisitions. Other than goodwill, Zenith had no intangible assets at January 1, 2002. Prior to January 1, 2002, goodwill attributable to assets acquired since 1970 was being amortized over 25 years using the straight line method. As of January 1, 2002, Zenith ceased the amortization of such goodwill. Goodwill was $21.5 million at June 30, 2002 and December 31, 2001. Zenith evaluated this goodwill for impairment at January 1, 2002 in accordance with SFAS No. 142 and determined that such goodwill was not impaired.

        The following table presents Zenith's pro-forma net income and per share amounts excluding goodwill amortization expense in the three and six months ended June 30, 2001 compared to reported net income and per share amounts in the three and six months ended June 30, 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)
	2002	2001	2002	2001
Net income
Net income as reported	$6,500	$2,900	$9,300	$2,800
Goodwill amortization		231		462

Pro-forma net income	$6,500	$3,131	$9,300	$3,262

Basic earnings per common share:
Net income as reported	$0.35	$0.17	$0.50	$0.16
Goodwill amortization		0.01		0.03

Pro-forma net income	$0.35	$0.18	$0.50	$0.19

Diluted earnings per common share:
Net income as reported	$0.34	$0.16	$0.49	$0.16
Goodwill amortization		0.02		0.02

Pro-forma net income	$0.34	$0.18	$0.49	$0.18

Note 7. Reinsurance Ceded

        In accordance with general industry practices, Zenith annually purchases, principally from large United States reinsurance companies, excess of loss reinsurance to protect Zenith against the impact of large, irregularly occurring losses. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of insurance operations. For a further discussion of Zenith's ceded reinsurance arrangements see "Reinsurance Ceded" in Part I, Item I of Zenith's Annual Report on Form 10K for the year ended December 31, 2001. Effective July 1, 2002, Zenith entered into an excess of loss reinsurance treaty with Employers Reinsurance Corporation ("Employers Re") which provides reinsurance protection for workers' compensation losses up to $4.0 million per occurrence and in excess of $1.0 million and applies to loss occurrences on or after July 1, 2002. The Employers Re treaty replaces the previous excess of loss reinsurance contract which provided for reinsurance protection for up to $4.2 million per occurrence and in excess of $0.8 million during the first six months of 2002 and for up to $4.4 million per occurrence and in excess of $0.6 million in 2001. In 2002, Zenith has also purchased protection covering up to $9.0 million, per occurrence or in the aggregate and in excess of $1.0 million, of losses arising out of terrorist acts. Effective July 1, 2002, all of such terrorism reinsurance is with Employers Re. There were no other changes to Zenith's ceded reinsurance arrangements at July 1, 2002. Ceded reinsurance premiums for all of Zenith's workers' compensation reinsurance were approximately 3.7% of workers' compensation earned premiums in the first 6 months of 2002 and will be approximately 3.5% of earned premiums in the last 6 months of 2002 after the change discussed above. Ceded reinsurance premiums for all of Zenith's workers' compensation reinsurance were approximately 2.9% of workers' compensation earned premiums in the first 6 months of 2001 and were approximately 3.3% of earned premiums in the last 6 months of 2001.

Note 8. Subsequent Events

        Zenith Insurance has agreed to purchase approximately 19.2 million Ordinary Shares of Advent Capital (Holdings) PLC, a UK company ("Advent Capital"), for approximately $15.0 million in an open offer and placing of shares made in July 2002. Consummation of the purchase is subject to the approvals of Lloyd's and the UK Financial Services Authority. After the purchase, Zenith will own approximately 20% of the outstanding shares of Advent Capital. Advent Capital and its subsidiaries operate in the property and casualty insurance business in the United Kingdom by providing corporate capital to support underwriting of various Lloyd's syndicates and by managing those syndicates. Fairfax Financial Holdings Limited ("Fairfax") also participated in the open offer and placing of shares by Advent Capital and the consummation of its purchase is subject to the same approvals as Zenith. Upon consummation of its purchase, Fairfax will own directly approximately 47% of Advent Capital. Fairfax owns approximately 42% of the outstanding common stock of Zenith National. Zenith Insurance will use available funds from its short-term investments to fund the purchase, if consummated, of the Advent Capital shares.

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

Overview

        The comparative components of net income after tax are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)
	2002	2001	2002	2001
Net investment income	$8,543	$8,502	$16,982	$17,330
Realized (losses) gains on investments	(17)	1,212	(555)	1,301

Subtotal	8,526	9,714	16,427	18,631
Property-casualty underwriting results:
Loss excluding catastrophes	(1,652)	(6,520)	(5,463)	(13,466)
Catastrophe losses				(975)

Property-casualty underwriting loss	(1,652)	(6,520)	(5,463)	(14,441)
Income from Real Estate Operations	1,023	1,414	1,912	2,137
Interest expense	(705)	(1,223)	(2,070)	(2,395)
Parent expenses	(692)	(485)	(1,506)	(1,132)

Net income	$6,500	$2,900	$9,300	$2,800

        Results of operations improved in the three and six months ended June 30, 2002 compared to the corresponding periods in 2001 principally as a result of reduced underwriting losses in the property-casualty operations (the "P&C Operations").

        The comparative results of the P&C Operations before tax and combined ratios are set forth in the table below:

	Three Months Ended June 30,
			Six Months Ended June 30,
(Dollars in thousands)
	2002	2001	2002	2001
Premiums earned:
Workers' Compensation:
California	$61,839	$52,000	$117,501	$97,226
Outside California	55,273	52,881	106,909	100,274

Total Workers' Compensation	117,112	104,881	224,410	197,500
Reinsurance	10,418	10,879	24,394	22,898

Total	$127,530	$115,760	$248,804	$220,398

Underwriting (loss) income before tax:
Workers' Compensation	$(4,312)	$(12,147)	$(11,646)	$(24,731)
Reinsurance	2,049	2,457	3,951	3,229

Total	$(2,263)	$(9,690)	$(7,695)	$(21,502)

Combined loss and expense ratios:
Workers' Compensation:
Loss and loss adjustment expenses	74.8%	80.0%	75.0%	80.9%
Underwriting expenses	28.9%	31.6%	30.2%	31.6%

Combined ratio	103.7%	111.6%	105.2%	112.5%
Reinsurance:
Loss and loss adjustment expenses	54.7%	59.1%	63.4%	68.6%
Underwriting expenses	25.6%	18.3%	20.4%	17.3%

Combined ratio	80.3%	77.4%	83.8%	85.9%
Total:
Loss and loss adjustment expenses	73.2%	78.1%	73.8%	79.6%
Underwriting expenses	28.6%	30.3%	29.3%	30.2%

Combined ratio	101.8%	108.4%	103.1%	109.8%

Workers' Compensation

        Workers' Compensation premiums earned increased in the three and six months ended June 30, 2002 compared to the corresponding periods in 2001, continuing the trend of Zenith's increased Workers' Compensation revenues that began in January of 2000. Prior to 2000, Zenith's Workers' Compensation premium revenues declined consistently for several years in the face of unfavorable industry conditions. Beginning in 2000, competitive conditions began to improve, particularly in California, and Zenith began increasing its Workers' Compensation premium revenues, through increases in policies and rates. Zenith increased its Workers' Compensation premium rates in California as follows: effective January 1, 2001 by about 8%; effective August 1, 2001 by about 5%; and in the first quarter of 2002 by about 26%, including 5% for terrorism. Zenith also implemented rate increases in most of the other states in which it does business at January 1, 2001 and 2002. In Florida, rates are set by the Department of Insurance, and were unchanged in 2001 and in the six months ended June 30, 2002. Effective August 1, 2002, the Florida Department of Insurance has approved a 2.7% rate increase for new and renewal policies. In California, Zenith's workers' compensation premium rates were increased by about 7%, effective August 1, 2002. Zenith's California Workers' Compensation premiums in-force increased from $146.7 million at December 31, 2000 to $190.9 million at June 30, 2001 and from $210.4 million at December 31, 2001 to $257.3 million at June 30, 2002. Outside of California, where competition and pricing are improving only in certain states, Zenith's in-force premiums increased from $162.4 million at December 31, 2000 to $203.0 million at June 30, 2001 and from $209.7 million at December 31, 2001 to $229.8 million at June 30, 2002. In July 2002, Zenith further increased its workers' compensation in force premiums by about $60 million, principally in California. Net premiums earned in the three and six months ended June 30, 2002 are net of $6.5 million and $10.0 million, respectively, of earned premiums ceded in connection with a new 10% quota share reinsurance arrangement which was effective January 1, 2002 for policies written on or after January 1, 2002.

        Underwriting losses in the Workers' Compensation operation decreased in the three and six months ended June 30, 2002 compared to the corresponding periods of 2001. The estimated average cost of claims, or severity, increased in the three and six months ended June 30, 2002 compared to the corresponding periods in 2001, which was offset by a decrease in the frequency of claims and by the impact of higher premium rates, resulting in a lower estimated loss ratio for the three and six months ended June 30, 2002 compared to the corresponding periods in 2001. In addition, the increase in premium revenue in the three and six months ended June 30, 2002 reduced the underwriting expense ratio compared to the corresponding periods in 2001.

        Zenith expects that the future operating profitability of its Workers' Compensation operation will be dependent upon the following: 1) general levels of competition; 2) industry pricing; 3) legislative and regulatory actions; 4) the frequency and severity of terrorist acts, if any, similar to the World Trade Center attack of September 11, 2001; 5) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserves and premium rates; and 6) the impact in California on January 1, 2003 and thereafter of new legislation that increases workers' compensation benefits. Claim frequency trends continue to decline, but the reasons therefor are not clear and management is unable to predict whether these trends will continue. Effective January 1, 2002, losses arising from acts of terrorism in the United States were excluded from the coverage provided by many of the reinsurance companies from which Zenith purchases its workers' compensation reinsurance. Zenith is unable to predict when its Workers' Compensation operations will return to underwriting profitability, although it anticipates continuing improvement in the combined ratio and profitability in the short-run as earned premiums reflect recent rate increases. Also, operating results are expected to benefit from investing any future favorable cash flow from Workers' Compensation underwriting operations.

Reinsurance

        Effective January 1, 2002, losses arising from acts of terrorism were excluded from the coverage provided in Zenith's assumed reinsurance contracts.

        Underwriting income or loss and the combined ratio of the Reinsurance operation fluctuates significantly depending upon the incidence or absence of large catastrophe losses. Results for the three and six months ended June 30, 2002 reflect the absence of any major catastrophe losses. Results for the six months ended June 30, 2001 were adversely impacted by catastrophe losses before tax of $1.5 million (all of which were incurred in the first quarter of 2001). Catastrophe losses impacting the results in 2001 were attributable to additional estimates of the impact of events that occurred in 1999, in particular the storms at the end of December 1999 in France.

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

Real Estate

        The Real Estate operations recognized total revenues for the three and six months ended June 30, 2002 of $25.0 million and $45.3 million, respectively, compared to total revenues of $24.1 million and $41.2 million, respectively, for the corresponding periods in 2001. Pre-tax income in the three and six months ended June 30, 2002 was $1.6 million and $2.9 million, respectively, compared to $2.2 million and $3.3 million, respectively, for the corresponding periods in 2001. Pre-tax income in the second quarter of 2001 also benefited from $0.6 million of income from the sale of land. There were 105 and 209 home sales, respectively, at an average price of $238,000 and $217,000, respectively, for the three and six months ended June 30, 2002, compared to 118 and 208 home sales, respectively, at an average price of $196,000 and $192,000, respectively, for the corresponding periods in 2001. Changes in interest rates and other factors could affect future home sales, but Zenith believes the land it has acquired is strategically located and will have long-term value.

Investments

        The change in the carrying value of Zenith's consolidated investment portfolio in 2002 was as follows:

(In thousands)
Carrying value at the beginning of the year	$944,697
Purchases at cost	178,092
Maturities and redemptions	(22,310)
Proceeds from sales of investments	(207,282)
Net realized losses	(854)
Change in unrealized gains and losses, net	4,649
Net decrease in short-term investments	39,997
Net accretion of bonds and preferred stocks and other changes	416

Carrying value at June 30, 2002	$937,405

        Zenith's investment portfolio decreased in the six months ended June 30, 2002 principally as a result of the use of $57.2 million of short-term investments to repay the principal amount of Zenith's senior indebtedness, offset by favorable net cash flow from operations. At June 30, 2002 and December 31, 2001, the portfolio emphasized high quality, taxable bonds and short-term investments, supplemented by smaller portfolios of redeemable and other preferred and common stocks. Bonds with an investment grade rating represented 94% and 95% of the consolidated carrying values of bonds at June 30, 2002 and December 31, 2001, respectively. The average life of the consolidated portfolio was 5.2 years and 5.6 years at June 30, 2002 and December 31, 2001, respectively.

        Zenith has identified certain securities, amounting to 92% and 97% of the investments in debt securities at June 30, 2002 and December 31, 2001, respectively, as "available-for-sale." Stockholders' equity increased by $2.8 million after deferred tax from December 31, 2001 to June 30, 2002 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities. The total fair value of fixed maturity investments, including short-term investments, was $830.1 million and $847.0 million at June 30, 2002 and December 31, 2001, respectively. The unrealized gain (loss) on held-to-maturity and available-for-sale fixed maturity investments were as follows:

	Held-to-Maturity	Available-for-Sale
(In thousands)
	Before Tax	Before Tax	After Tax
June 30, 2002	$762	$2,968	$1,929
December 31, 2001	691	(1,301)	(846)

        The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Investment yield:
Before tax	5.4%	5.7%	5.3%	5.9%
After tax	3.6%	3.8%	3.5%	3.9%

        When, in the opinion of management, a decline in the fair value of an investment is considered to be "other than temporary," such investment is written down to its fair value. The determination of "other than temporary" includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. There were $4.6 million and $5.7 million, respectively, of such write downs in the three and six months ended June 30, 2002, compared to $0.2 million and $0.9 million, respectively, in the corresponding periods of 2001.

Liquidity and Capital Resources

        The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At June 30, 2002 and December 31, 2001, cash and short-term investments in the P&C Operations amounted to $167.0 million and $63.5 million, respectively. The current trend of favorable cash flow from operations is attributable to the trend of increasing Workers' Compensation premiums.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded by dividends received from Zenith Insurance Company ("Zenith Insurance") and financing or refinancing activities by Zenith National. Cash, short-term investments and other available assets in Zenith National were $65.8 million and $131.0 million at June 30, 2002 and December 31, 2001, respectively. On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the principal of its 9% Senior Notes due May 1, 2002 ("9% Notes"). As a result of the redemption, interest expense was lower in the three and six months ended June 30, 2002 compared to the corresponding periods in 2001.

        At June 30, 2002, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, all of which was available at June 30, 2002. Under the agreement covering one of these lines of credit, certain financial ratios are required to be maintained by Zenith National and by its subsidiaries. At June 30, 2002 Zenith met all of such financial ratios and does not expect these requirements to impact the availability of funds under the line of credit, if required. The original expiration date of one of the credit facilities, for $50.0 million, was July 24, 2002. The expiration date has been extended to September 30, 2002 to accommodate the renewal process.

        From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At June 30, 2002, Zenith National was authorized to repurchase up to 929,000 shares of its common stock at prevailing market prices pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. On June 22, 2001, Zenith National paid $0.5 million to repurchase $0.5 million aggregate principal amount of the then outstanding 9% Notes. Zenith National used its available cash balances to fund the purchase.

        In the second quarter of 2002, Standard & Poor's ("S&P") reduced the financial strength rating of the P&C Operations from A- (Strong) to BBB+ (Good) and changed the ratings outlook from "negative" to "stable". The change in S&P's financial strength rating of the P&C Operations had no material impact on the results of operations in the second quarter of 2002.

        Effective January 1, 2002, Zenith Insurance and Odyssey Re Holdings Corp. ("Odyssey Re"), an affiliate of Fairfax Financial Holdings Limited ("Fairfax"), entered into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith Insurance in the three years commencing January 1, 2002. Quota share reinsurance allows the ceding company to increase the amount of business it writes while sharing the premiums and associated risks with the assuming company. The effect is similar to increasing the capital of the ceding company. Zenith expects that the quota share arrangement with Odyssey Re will favorably assist in the capitalization of the P&C Operations over the next three years. Earned premiums ceded for the three and six months ended June 30, 2002 were $6.5 million and $10.0 million, respectively. Fairfax owns approximately 42% of the outstanding common stock of Zenith National.

        The Real Estate operations maintain a $50.0 million secured revolving credit facility from a bank ("Bank Line"), which it uses primarily for funding infrastructure development and home construction. No more than $20.0 million of the Bank Line may be outstanding for infrastructure development; there is no similar limitation on the use of the line for home construction. The bank's prior approval is required for any funding before draws may be taken. In addition to monthly interest payments, the maintenance of specified loan to value ratios, and principal curtailments under certain circumstances, the Bank Line requires the Real Estate operations not to exceed a prescribed leverage ratio and to maintain minimum interest coverage and minimum adjusted working capital. At June 30, 2002, the Real Estate operations were in compliance with all such requirements. Loans under the Bank Line bear interest at the prime rate plus 0.5%, resulting in interest on outstanding Bank Line loans at June 30, 2002 of 5.3%.

        Funding for project infrastructure development precedes the funding of home construction in that project. A prescribed portion of the first construction draw for each home must be used to repay the infrastructure development funding. Repayment of funding for infrastructure development is due the earlier of two years from the date the funding was approved or upon the termination date of the Bank Line. Repayment of all construction draws for each home must be made the earlier of one year from the initial construction draw for that home or upon the termination date of the Bank Line. The Bank Line is for a renewable twelve month term but upon termination will be extended for twenty four months, during which time period the Real Estate operations may only draw funds previously approved, as well as, subject to certain limitations, request funding for constructing pre-sold homes. At June 30, 2002 and December 31, 2001, $12.3 million and $16.2 million, respectively, was outstanding under the Bank Line. Zenith National also finances the land acquisitions of its Real Estate operations through inter-company loans. At June 30, 2002 and December 31, 2001, Zenith National had $28.3 million and $28.6 million, respectively, of principal and accrued interest outstanding under such loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The table below provides information about Zenith's financial instruments as of June 30, 2002 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For Zenith's debt obligations, the table presents principal cash flows by expected maturity dates (including interest).

	Expected Maturity Date
(Dollars in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total
Investments:
Held-to-maturity and Available-for-sale securities:
Fixed rate	$26,693	$62,985	$35,977	$43,194	$93,944	$408,065	$670,858
Weighted average interest rate	3.2%	3.4%	4.5%	5.3%	6.5%	7.1%	6.4%
Short-term investments	$159,275						$159,275
Debt and interest obligations of Zenith:
Payable to banks	$749	$11,490	$596				$12,835
Redeemable securities	2,865	5,729	5,729	$5,729	$5,729	$193,038	218,819

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

        Zenith Insurance and RISCORP entered into a settlement agreement dated July 7, 1999 (the "Settlement Agreement") providing for the resolution of certain claims arising out of the RISCORP Acquisition. Pursuant to the Settlement Agreement, Zenith Insurance and RISCORP agreed, among other things, that RISCORP could request that the Neutral Auditor and Neutral Actuary (a) review an alleged error concerning the proper treatment of certain reinsurance treaties in its determinations with respect to the purchase price for the RISCORP Acquisition, without waiving whatever rights RISCORP may have to litigation of such issue, (b) determine whether the issue was properly in dispute before the Neutral Auditor and Neutral Actuary and (c) if so, determine the merits of the issue and whether a correction would be appropriate. Zenith Insurance and RISCORP also agreed that Zenith Insurance would receive $6.0 million from an escrow account established pursuant to the Asset Purchase Agreement, and RISCORP would receive the balance of the escrow account. In a submission made to the Neutral Auditor and Neutral Actuary, RISCORP claimed that the purchase price for the RISCORP Acquisition should be adjusted by either $5.9 million or $23.4 million as a result of alleged errors in the original determination of the Neutral Auditor and Neutral Actuary with respect to the purchase price. On October 7, 1999, the Neutral Auditor and Neutral Actuary informed Zenith Insurance and RISCORP that it would not consider the issue raised by RISCORP because the issue had not previously been raised as a dispute pursuant to the procedures set forth in the engagement letter.

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

        The parties to the RISCORP Litigation have filed motions that will resolve the remaining issues in the case, but have deferred resolution of the issues set out in those motions in light of a settlement in principle that, if finally consummated, will result in dismissal of the action with no liability to Zenith. Until such consummation, Zenith is unable to predict the outcome of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Stockholders' Meeting of Zenith National was held on May 22, 2002. The election of Directors was presented to a vote of the stockholders. The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld
Max M. Kampelman	18,112,859	136,008
Robert J. Miller	17,814,043	434,824
Leon E. Panetta	17,956,948	291,919
William S. Sessions	17,985,571	263,296
Harvey L. Silbert	17,110,770	1,138,097
Gerald Tsai, Jr.	17,957,080	291,787
Michael Wm. Zavis	17,957,080	291,787
Stanley R. Zax	16,292,246	1,956,621

        With respect to the election of Directors, there were no votes cast against any Directors, no abstentions and no broker non-votes.

Item 5. Other Information

        Zenith Insurance has agreed to purchase approximately 19.2 million Ordinary Shares of Advent Capital (Holdings) PLC, a UK company ("Advent Capital"), for approximately $15.0 million in an open offer and placing of shares made in July 2002. Consummation of the purchase is subject to the approvals of Lloyd's and the UK Financial Services Authority. After the purchase, Zenith will own approximately 20% of the outstanding shares of Advent Capital. Advent Capital and its subsidiaries operate in the property and casualty insurance business in the United Kingdom by providing corporate capital to support underwriting of various Lloyd's syndicates and by managing those syndicates. Fairfax Financial Holdings Limited ("Fairfax") also participated in the open offer and placing of shares by Advent Capital and the consummation of its purchase is subject to the same approvals as Zenith. Upon consummation of its purchase, Fairfax will own directly approximately 47% of Advent Capital. Fairfax owns approximately 42% of the outstanding common stock of Zenith National. Zenith Insurance will use available funds from its short-term investments to fund the purchase, if consummated, of the Advent Capital shares.

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
3.9	By-laws of Zenith National Insurance Corp., as currently in effect, amended and restated as of May 22, 2002.
10.1
Cost Allocation Agreement between Zenith National Insurance Corp., Zenith Insurance Company, ZNAT Insurance Company, CalFarm Insurance Company, CalFarm Life Insurance Company, and CalFarm Insurance Agency, dated December 31, 1990.
10.2
Amendment No. 1, dated December 28, 1993, to the Cost Allocation Agreement between Zenith National Insurance Corp., Zenith Insurance Company, ZNAT Insurance Company, CalFarm Insurance Company, CalFarm Life Insurance Company, and CalFarm Insurance Agency, dated December 31, 1990.
10.3
Amendment No. 2, dated December 28, 1995, to the Cost Allocation Agreement between Zenith National Insurance Corp., Zenith Insurance Company, ZNAT Insurance Company, CalFarm Insurance Company, CalFarm Life Insurance Company, and CalFarm Insurance Agency, dated December 31, 1990.
10.4
Amendment No. 3, dated January 7, 1998, to the Cost Allocation Agreement between Zenith National Insurance Corp., Zenith Insurance Company, ZNAT Insurance Company, CalFarm Insurance Company, CalFarm Life Insurance Company, and CalFarm Insurance Agency, dated December 31, 1990.

10.5
Amendment No. 4, dated July 15, 1998, to the Cost Allocation Agreement between Zenith National Insurance Corp., Zenith Insurance Company, ZNAT Insurance Company, CalFarm Insurance Company, CalFarm Life Insurance Company, and CalFarm Insurance Agency, dated December 31, 1990.
10.6
Amendment No. 5, dated March 31, 1999, to the Cost Allocation Agreement between Zenith National Insurance Corp., Zenith Insurance Company, ZNAT Insurance Company, CalFarm Insurance Company, CalFarm Life Insurance Company, and CalFarm Insurance Agency, dated December 31, 1990.
10.7
Amended and Restated Tax Sharing Agreement by, between and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, CalRehab Services, Inc., CalFarm Insurance Company, CalFarm Insurance Agency, Cal-Ag Insurance Services, Inc., CalFarm Annuity Services Company, ZNAT Insurance Company and CalFarm Life Insurance Company, dated January 1, 1991.
10.8
Amendment No. 1, dated December 28, 1995, to the Amended and Restated Tax Sharing Agreement, by, between and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, CalRehab Services, Inc., CalFarm Insurance Company, CalFarm Insurance Agency, Cal-Ag Insurance Services, Inc., CalFarm Annuity Services Company, ZNAT Insurance Company and CalFarm Life Insurance Company, dated January 1, 1991.
10.9
Amendment No. 2, dated March 31, 1999, to the Amended and Restated Tax Sharing Agreement, by, between and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, CalRehab Services, Inc., CalFarm Insurance Company, CalFarm Insurance Agency, Cal-Ag Insurance Services, Inc., CalFarm Annuity Services Company, ZNAT Insurance Company and CalFarm Life Insurance Company, dated January 1, 1991.
10.10	Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993.
10.11
Amendment No. 1, dated January 25, 1995, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993.
10.12
Amendment No. 2, dated January 1, 1997, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993.
10.13
Amendment No. 3, dated July 15, 1998, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993.
10.14
Amendment No. 4, dated March 31, 1999, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993.
10.15	Revolving Credit Promissory Note from Perma-Bilt, A Nevada Corporation, a Nevada corporation, to Zenith National Insurance Corp., a Delaware corporation, dated April 5, 1993.
10.16
Amendment, dated November 10, 1995, to the Revolving Credit Promissory Note from Perma-Bilt, A Nevada Corporation, a Nevada corporation, to Zenith National Insurance Corp., a Delaware corporation, dated April 5, 1993.
10.17
Second Amendment, dated June 26, 1996, to the Revolving Credit Promissory Note from Perma-Bilt, A Nevada Corporation, a Nevada corporation, to Zenith National Insurance Corp., a Delaware corporation, dated April 5, 1993.

10.18
Third Amendment, dated June 24, 1998, to the Revolving Credit Promissory Note from Perma-Bilt, A Nevada Corporation, a Nevada corporation, to Zenith National Insurance Corp., a Delaware corporation, dated April 5, 1993.
10.19
Seventh Amendment, dated December 11, 2001, to the Revolving Credit Promissory Note from Perma-Bilt, A Nevada Corporation, a Nevada corporation, to Zenith National Insurance Corp., a Delaware corporation, dated April 5, 1993.
10.20
Eighth Amendment, dated May 30, 2002, to the Revolving Credit Promissory Note from Perma-Bilt, A Nevada Corporation, a Nevada corporation, to Zenith National Insurance Corp., a Delaware corporation, dated April 5, 1993.
10.21
Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation of Overland Park, Kansas, Zenith Insurance Company and ZNAT Insurance Company, both of Woodland Hills, California, and Zenith Star Insurance Company of Austin, Texas, dated as of July 1, 2002.
10.22	Ninth Amendment, dated July 24, 2002, to the Credit Agreement between Zenith National Insurance Corp. and Bank of America, N.A., dated July 24, 1997.
11
Statement re computation of per share earnings. (Note 2 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)
99.1	Certification, dated August 12, 2002, of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.2	Certification, dated August 12, 2002, of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
(b)	Reports on Form 8-K

    Zenith filed no Current Reports on Form 8-K during the quarter ended June 30, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2002.

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
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures