Form 10-Q
period 2002-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2002-11-08
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes ☒ No ☐

        At November 7, 2002, there were 18,761,000 shares of Zenith National common stock outstanding, net of 7,018,000 shares of treasury stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)	September 30, 2002	December 31, 2001
	(Unaudited)	(Restated—see Note 1)
Assets:
Investments:
Fixed maturities:
At amortized cost (fair value $87,875 in 2002 and $29,284 in 2001)	$85,527	$28,593
At fair value (cost $673,193 in 2002 and $699,967 in 2001)	695,690	698,666
Floating rate preferred stocks, at fair value (cost $6,799 in 2002 and 2001)	6,354	6,093
Convertible and non-redeemable preferred stocks, at fair value (cost $6,056 in 2002 and $5,488 in 2001)	6,536	5,795
Common stocks, at fair value (cost $26,297 in 2002 and $29,411 in 2001)	20,825	28,394
Short-term investments (at cost, which approximates fair value)	132,264	119,066
Other investments (Note 7)	75,305	54,920

Total investments	1,022,501	941,527
Cash	10,172	22,812
Accrued investment income	12,305	11,659
Premiums receivable, less allowance for doubtful accounts of $3,610 in 2002 and $7,704 in 2001	92,339	86,823
Receivable from reinsurers and state trust funds for paid and unpaid losses	271,075	263,500
Deferred policy acquisition costs	13,385	12,679
Properties and equipment, less accumulated depreciation	48,748	48,948
Deferred tax asset	30,970	34,526
Current federal income tax receivable		13,357
Goodwill (Note 8)	21,485	21,485
Real estate assets held for sale (Note 3)	71,060	66,384
Other assets	21,945	13,189

Total assets	$1,615,985	$1,536,889

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$984,639	$946,822
Unearned premiums	99,758	71,313
Policyholders' dividends accrued	3,230	3,316
Reserves on loss portfolio transfers	12,255	13,397
Payable to banks (Note 10)	25,000
Senior notes payable, less unamortized issue costs of $32 in 2001 (Note 5)		57,203
Current federal income tax payable	4,318
Real estate liabilities held for sale (Note 3)	24,196	21,953
Other liabilities	75,174	57,775

Total liabilities	1,228,570	1,171,779

Redeemable securities:
Company-obligated, mandatorily redeemable 8.55% Capital Securities of Zenith National Insurance Capital Trust I, holding solely 8.55% Subordinated Deferrable Interest Debentures due 2028 of Zenith National Insurance Corp., less unamortized issue cost and discount of $1,294 in 2002 and $1,331 in 2001	65,706	65,669

Commitments and contingent liabilities (Note 4)
Stockholders' equity:
Preferred stock, $1 par—shares authorized 1,000; issued and outstanding, none in 2002 and 2001
Common stock, $1 par—shares authorized 50,000; issued 25,769, outstanding 18,751 in 2002; issued 25,571, outstanding 18,553 in 2001	25,769	25,571
Additional paid-in capital	296,591	291,348
Retained earnings	120,393	116,430
Accumulated other comprehensive income (loss):
Net unrealized appreciation (depreciation) on investments, net of deferred tax (expense) benefit of ($5,975) in 2002 and $951 in 2001	11,098	(1,766)

	453,851	431,583
Treasury stock at cost (7,018 shares in 2002 and 2001)	(132,142)	(132,142)

Total stockholders' equity	321,709	299,441

Total liabilities, redeemable securities and stockholders' equity	$1,615,985	$1,536,889

The accompanying notes are an integral part of this consolidated financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)
	2002	2001	2002	2001
		(Restated—see Note 1)		(Restated—see Note 1)
Revenues:
Premiums earned	$149,898	$130,032	$398,702	$350,430
Net investment income	11,960	12,610	37,430	38,855
Realized gains on investments	1,108	4,101	254	6,103

Total revenues	162,966	146,743	436,386	395,388
Expenses:
Loss and loss adjustment expenses incurred	110,894	133,508	294,592	308,962
Policy acquisition costs	24,163	23,538	69,143	63,500
Other underwriting and operating expenses	14,681	17,697	43,402	44,749
Policyholders' dividends and participation	802	681	2,219	1,855
Interest expense (Note 5)	460	1,902	3,645	5,587

Total expenses	151,000	177,326	413,001	424,653
Income (loss) from continuing operations before federal income tax expense	11,966	(30,583)	23,385	(29,265)
Federal income tax expense (benefit)	4,226	(10,417)	8,257	(9,762)

Income (loss) from continuing operations	7,740	(20,166)	15,128	(19,503)
Income from discontinued operations after federal income tax expense (Note 3)	960	866	2,872	3,003

Net income (loss)	$8,700	$(19,300)	$18,000	$(16,500)

Net income (loss) per common share—Basic (Note 2)—
Continuing operations	$0.41	$(1.15)	$0.81	$(1.11)
Discontinued operations (Note 3)	0.05	0.05	0.15	0.17

Net income (loss) per common share—Basic	$0.46	$(1.10)	$0.96	$(0.94)

Net income (loss) per common share—Diluted (Note 2)—
Continuing operations	$0.41	$(1.15)	$0.80	$(1.11)
Discontinued operations (Note 3)	0.05	0.05	0.15	0.17

Net income (loss) per common share—Diluted	$0.46	$(1.10)	$0.95	$(0.94)

Disclosure regarding comprehensive income (loss):
Net income (loss)	$8,700	$(19,300)	$18,000	$(16,500)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	9,842	4,804	12,864	8,707

Comprehensive income (loss)	$18,542	$(14,496)	$30,864	$(7,793)

The accompanying notes are an integral part of this consolidated financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)
	2002	2001
		(Restated—see Note 1)
Cash flows from operating activities:
Premiums collected	$458,347	$363,643
Investment income received	36,524	36,666
Loss and loss adjustment expenses paid	(254,026)	(240,979)
Underwriting and other operating expenses paid	(147,071)	(102,666)
Interest paid	(6,016)	(5,762)
Income taxes refunded	6,054	14,292

Net cash provided by continuing operating activities	93,812	65,194
Net cash provided by discontinued operating activities (Note 3)	4,341	2,468

Net cash provided by operating activities	98,153	67,662
Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(311,098)	(928,718)
Fixed maturities held-to-maturity	(64,804)
Other investments (Note 7)	(18,341)	(5,161)
Proceeds from maturities and redemptions of investments:
Fixed maturities held-to-maturity	7,771	3,573
Investment securities available-for-sale	28,746	44,798
Proceeds from sales of investments:
Investment securities available-for-sale	309,230	855,364
Other investments	847	3,566
Net change in short-term investments	(12,720)	(32,348)
Capital expenditures and other, net	(5,149)	(5,123)

Net cash used in continuing investing activities	(65,518)	(64,049)
Net cash used in discontinued investing activities (Note 3)	(263)	(95)

Net cash used in investing activities	(65,781)	(64,144)
Cash flows from financing activities:
Repayment of senior notes payable (Note 5)	(57,235)
Repurchase of senior notes payable		(500)
Cash advanced from bank lines of credit (Note 10)	25,000
Cash dividends paid to common stockholders	(13,986)	(13,116)
Proceeds from exercise of stock options	5,094	2,519
Purchase of treasury shares		(207)

Net cash used in continuing financing activities	(41,127)	(11,304)
Net cash provided by discontinued financing activities (Note 3)	367	1,333

Net cash used in financing activities	(40,760)	(9,971)

Net decrease in cash	(8,388)	(6,453)
Net change in cash reclassified to "Real estate assets held for sale" (Note 3)	(4,252)	1,567
Cash at beginning of period	22,812	13,645

Cash at end of period	$10,172	$8,759

Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$18,000	$(16,500)
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations	(2,872)	(3,003)
Net depreciation, amortization and accretion	4,369	4,632
Realized gains on investments	(254)	(6,103)
Decrease (increase) in:
Premiums receivable	(5,516)	(20,880)
Receivable from reinsurers and state trust funds on paid and unpaid losses	(8,121)	14,819
Federal income tax	14,310	4,527
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	37,817	57,343
Unearned premiums	28,445	23,583
Policyholders' dividends accrued	(86)	776
Other	7,720	6,000

Net cash provided by continuing operating activities	93,812	65,194
Net cash provided by discontinued operating activities (Note 3)	4,341	2,468

Net cash provided by operating activities	$98,153	$67,662

The accompanying notes are an integral part of this consolidated financial statement.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

        The accompanying unaudited, consolidated financial statements of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in Zenith National's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year balances have been reclassified to conform to the current year presentation. In connection with the sale of Zenith's real estate assets and home-building business in Las Vegas, Nevada, operated by Zenith National's indirect wholly owned subsidiary, Perma-Bilt, A Nevada Corporation ("Perma-Bilt"), the results of real estate operations and cash flows from real estate operations have been restated and presented as discontinued operations for all periods presented. The associated assets and liabilities have been restated and presented as assets and liabilities held for sale—see Note 3. The carrying value of other investments and retained earnings at December 31, 2001 have been restated in connection with the acquisition of additional shares in Advent Capital (Holdings) PLC—see Note 7. Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in this statement.

Note 2. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)
		2002	2001	2002	2001
(A)	Net income (loss) from continuing operations	$7,740	$(20,166)	$15,128	$(19,503)
(B)	Net income from discontinued operations	960	866	2,872	3,003

(C)	Net income (loss)	$8,700	$(19,300)	$18,000	$(16,500)

(D)	Weighted average outstanding shares during the period	18,751	17,520	18,681	17,500
	Additional common shares issuable under employee stock option plans using the treasury stock method	142	212	225	179

(E)	Weighted average number of common shares outstanding assuming exercise of stock options	18,893	17,732	18,906	17,679

	Net income (loss) per common share—Basic
(A)/(D)	Continuing operations	$0.41	$(1.15)	$0.81	$(1.11)
(B)/(D)	Discontinued operations	0.05	0.05	0.15	0.17

(C)/(D)	Net income (loss)—basic	$0.46	$(1.10)	$0.96	$(0.94)

	Net income (loss) per common share—Diluted(1)
(A)/(E)	Continuing operations	$0.41	$(1.15)	$0.80	$(1.11)
(B)/(E)	Discontinued operations	0.05	0.05	0.15	0.17

(C)/(E)	Net income (loss)—diluted	$0.46	$(1.10)	$0.95	$(0.94)

	Dividends per common share	0.25	0.25	0.75	0.75

(1)
Additional common shares issuable under employee stock option plans using the treasury stock method are antidilutive for three and nine months ended September 30, 2001 because there is a loss from continuing operations for these periods. In these periods, earnings per share uses (D) as the denominator.

Note 3. Discontinued Operations—Sale of Real Estate Business

        On October 8, 2002, Zenith closed the sale of its real estate assets and home-building business in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Perma-Bilt. In the transaction, Meritage, through its wholly owned subsidiary, MTH-Homes Nevada, Inc., acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements.

        Zenith received approximately $65.0 million in connection with the sale, including approximately $28.0 million in repayment of intercompany loans to Zenith National from Perma-Bilt. Zenith estimates that it will record a gain on the sale in the fourth quarter of 2002 of approximately $7.0 million, after tax.

        At September 30, 2002, the results of operations and cash flows for Zenith's Real Estate business have been restated and presented as discontinued operations and the assets and liabilities are restated and classified as "real estate assets held for sale" and "real estate liabilities held for sale," respectively, in Zenith's consolidated balance sheet.

        The following table summarizes the assets and liabilities classified as "held for sale" at September 30, 2002 and December 31, 2001:

(Dollars in thousands)	September 30, 2002	December 31, 2001
Assets:
Cash and short term investments	$6,602	$2,098
Land and real estate construction in progress	63,792	63,243
Other assets	666	1,043

Total real estate assets held for sale	$71,060	$66,384

Liabilities:
Payable to banks	$16,553	$16,186
Accounts payable and other liabilities	7,643	5,767

Total real estate liabilities held for sale	$24,196	$21,953

        The following table summarizes the revenues and income from discontinued real estate operations for each of the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2002	2001	2002	2001
Real estate sales	$25,478	$22,199	$70,789	$63,367
Income from discontinued operations before federal income tax expense	$1,478	$1,332	$4,419	$4,620
Income tax expense	518	466	1,547	1,617

Income from discontinued operations after federal income tax expense	$960	$866	$2,872	$3,003

Note 4. Contingent Liabilities

Settlement of RISCORP Litigation and Resolution of Contingency

        On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (the "Asset Purchase Agreement") between Zenith Insurance Company ("Zenith Insurance") and RISCORP Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and another defendant in the Superior Court of Fulton County in the State of Georgia. RISCORP's lawsuit sought a declaration that would have had the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. On September 4, 2002, by stipulation, the litigation filed by RISCORP was dismissed with prejudice and with no liability to Zenith. For a more complete description, see Note 3 to Zenith's Consolidated Financial Statements, Item 1, Part I of Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        On October 3, 2001, the Commonwealth Court of Pennsylvania issued an Order of Liquidation for Reliance Insurance Company ("Reliance") in response to a petition from the Pennsylvania Department of Insurance. At September 30, 2002 and December 31, 2001, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General

Commerce Self-Insurers' Trust Fund. Zenith Insurance has recorded a provision for impairment of its reinsurance recoverable from Reliance; the provision was $3.0 million at September 30, 2002 and at December 31, 2001. Zenith Insurance cannot currently predict the ultimate outcome of this matter; but it is possible that if the Pennsylvania Department of Insurance increases its estimates of Reliance's unpaid liabilities or uncollectible reinsurance recoverables without considering any additional investment income or revenue, Zenith Insurance may not recover any of its reinsurance recoverable from Reliance.

Contingencies Surrounding State Guarantee Fund Assessments

        State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of its policyholder liabilities. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation insurance in many states where unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received and expects to continue to receive Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at September 30, 2002. At September 30, 2002, Zenith recorded an estimate of $4.4 million (net of expected recoveries of $2.7 million recoverable before the end of 2003) for its expected liability at September 30, 2002 for Guarantee Fund assessments. This estimate is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        In Florida, the Special Disability Trust Fund (the "Fund") assesses workers' compensation insurers to pay for what are commonly referred to as "Second Injuries." Historic assessments have been inadequate to completely fund obligations of the Fund. In late 1997, the Florida statute was amended so that the Fund will not be liable for, and will not reimburse employers or carriers for, Second Injuries occurring on or after January 1, 1998. Zenith Insurance has recorded its receivable from the Fund for Second Injuries based on specific claims and historical experience prior to January 1, 1998. At September 30, 2002 and December 31, 2001, the receivable from the Fund was $14.4 million and $18.1 million, respectively, related to the pre-January 1, 1998 claims.

Other Litigation

        Zenith National and its subsidiaries are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

Note 5. Senior Notes Payable

        On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the principal of its 9% Senior Notes due May 1, 2002.

Note 6. Segment Information

        Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Discontinued Real Estate Operations and Assets Held for Sale	Investments	Parent	Total
For the Three Months Ended September 30, 2002
Revenues:
Premiums earned	$136,897	$13,001				$149,898
Net investment income				$11,960		11,960
Realized gains on investments				1,108		1,108

Total revenues	136,897	13,001		13,068		162,966

Interest expense					$(460)	(460)

(Loss) income from continuing operations before tax	(1,486)	1,842		13,068	(1,458)	11,966
Income from discontinued operations before tax			$1,478			1,478
Federal income tax (benefit) expense	(297)	645	518	4,388	(510)	4,744

Net (loss) income	$(1,189)	$1,197	$960	$8,680	$(948)	$8,700

Combined ratios	101.1%	85.8%				99.8%

For the Nine Months Ended September 30, 2002
Revenues:
Premiums earned	$361,307	$37,395				$398,702
Net investment income				$37,430		37,430
Realized gains on investments				254		254

Total revenues	361,307	37,395		37,684		436,386

Interest expense					$(3,645)	(3,645)

(Loss) income from continuing operations before tax	(13,132)	5,793		37,684	(6,960)	23,385
Income from discontinued operations before tax			$4,419			4,419
Federal income tax (benefit) expense	(3,912)	2,028	1,547	12,577	(2,436)	9,804

Net (loss) income	$(9,220)	$3,765	$2,872	$25,107	$(4,524)	$18,000

Combined ratios	103.6%	84.5%				101.8%

As of September 30, 2002
Total assets	$444,844	$52,100	$71,060	$1,044,978	$3,003	$1,615,985

For the Three Months Ended September 30, 2001
Revenues:
Premiums earned	$108,226	$21,806				$130,032
Net investment income				$12,610		12,610
Realized gains on investments				4,101		4,101

Total revenues	108,226	21,806		16,711		146,743

Interest expense					$(1,902)	(1,902)

(Loss) income from continuing operations before tax	(16,085)	(28,483)		16,711	(2,726)	(30,583)
Income from discontinued operations before tax			$1,332			1,332
Federal income tax (benefit) expense	(5,630)	(9,590)	466	5,756	(953)	(9,951)

Net (loss) income	$(10,455)	$(18,893)	$866	$10,955	$(1,773)	$(19,300)

Combined ratios	114.9%	230.6%				134.3%

For the Nine Months Ended September 30, 2001
Revenues:
Premiums earned	$305,726	$44,704				$350,430
Net investment income				$38,855		38,855
Realized gains on investments				6,103		6,103

Total revenues	305,726	44,704		44,958		395,388

Interest expense					$(5,587)	(5,587)

(Loss) income from continuing operations before tax	(40,816)	(25,254)		44,958	(8,153)	(29,265)
Income from discontinued operations before tax			$4,620			4,620
Federal income tax (benefit) expense	(13,751)	(8,530)	1,617	15,372	(2,853)	(8,145)

Net (loss) income	$(27,065)	$(16,724)	$3,003	$29,586	$(5,300)	$(16,500)

Combined ratios	113.4%	156.5%				118.9%

As of September 30, 2001
Total assets	$477,867	$45,724	$61,444	$955,006	$6,633	$1,546,674

Note 7. Other Investments—Investment in Advent Capital Holdings PLC

        On August 23, 2002, Zenith Insurance acquired 19.2 million Ordinary Shares of Advent Capital (Holdings) PLC, a UK company ("Advent Capital"), for $14.6 million in an open offer and placing of shares made in July 2002. As a result of the purchase, Zenith owns approximately 20.9% of the outstanding shares of Advent Capital. Advent Capital and its subsidiaries operate in the property and casualty insurance business in the United Kingdom by providing corporate capital to support underwriting of various Lloyd's syndicates and by managing those syndicates. Zenith Insurance used available funds from its short-term investments to fund the purchase of the Advent Capital shares.

        Prior to August 23, 2002, Zenith owned approximately 6.3% of the outstanding shares of Advent Capital and accounted for the investment on the cost basis. As of August 23, 2002, Zenith is accounting for its investment in Advent Capital based on the equity method in accordance with the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB No. 18"). The carrying value of the investment in the common stock of Advent Capital is equal to Zenith's equity in the underlying net assets of Advent Capital. The carrying value at September 30, 2002 was $16.0 million, including goodwill of $10.1 million.

        At September 30, 2002 Zenith has accounted for its investment in Advent Capital using Advent Capital's June 30, 2002 financial statements. Zenith will continue to report its share of Advent Capital's income and net assets lagged by one quarter in order to allow sufficient time for Advent Capital to prepare the information.

        Advent Capital's consolidated revenues were approximately $77.0 million for the six months ended June 30, 2002 and net loss was approximately $2.6 million, after adjustments to reflect GAAP in the United States. For the twelve months ended December 31, 2001, Advent Capital's consolidated revenues were approximately $237.0 and net loss was approximately $53.2 million, after adjustments to reflect GAAP in the United States. The net loss in 2001 was attributable principally to Advent Capital's losses in connection with the terrorist attack on the World Trade Center on September 11, 2001. Zenith's equity in Advent Capital's income or loss in all periods presented herein is immaterial and results of operations for prior periods have not been restated to retroactively apply equity method accounting. The cumulative adjustment to the cost of Zenith's investment in Advent Capital to reflect the equity method of accounting at September 30, 2002 was a reduction of $3.2 million to the carrying value of the investment and to retained earnings. The adjustment is attributable principally to Advent Capital's loss in 2001 which, had the equity method been applied to Zenith's investment in Advent Capital in 2001, would have been reflected in the fourth quarter of 2001.

        Fairfax Financial Holdings Limited ("Fairfax") also participated in the open offer and placing of shares by Advent and after the purchase, through its subsidiaries (excluding Zenith), Fairfax owns approximately 47.0% of Advent Capital. Fairfax owns approximately 42.0% of the outstanding common stock of Zenith National.

Note 8. Goodwill—Adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142

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

        As of January 1, 2002, Zenith had recognized goodwill from previous acquisitions. Other than goodwill, Zenith had no intangible assets at January 1, 2002. Prior to January 1, 2002, goodwill attributable to assets acquired since 1970 was being amortized over 25 years using the straight line method. As of January 1, 2002, Zenith ceased the amortization of such goodwill. Goodwill was $21.5 million at September 30, 2002 and December 31, 2001. Zenith evaluated this goodwill for impairment at January 1, 2002 in accordance with SFAS No. 142 and determined that such goodwill was not impaired.

        The following table presents Zenith's pro-forma net income (loss) and per share amounts excluding goodwill amortization expense for the three and nine months ended September 30, 2001 compared to reported net income and per share amounts for the three and nine months ended September 30, 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)
	2002	2001	2002	2001
Net income (loss)
Net income (loss) as reported	$8,700	$(19,300)	$18,000	$(16,500)
Goodwill amortization		231		693

Pro-forma net income (loss)	$8,700	$(19,069)	$18,000	$(15,807)

Basic earnings per common share:
Net income (loss) as reported	$0.46	$(1.10)	$0.96	$(0.94)
Goodwill amortization		0.01		0.04

Pro-forma net income (loss)	$0.46	$(1.09)	$0.96	$(0.90)

Diluted earnings per common share:
Net income (loss) as reported	$0.46	$(1.10)	$0.95	$(0.94)
Goodwill amortization		0.01		0.04

Pro-forma net income (loss)	$0.46	$(1.09)	$0.95	$(0.90)

Note 9. Reinsurance Ceded

        In accordance with general industry practices, Zenith annually purchases, principally from large United States reinsurance companies, excess of loss reinsurance to protect Zenith against the impact of large, irregularly occurring losses. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of insurance operations. For a further discussion of Zenith's ceded reinsurance arrangements see "Reinsurance Ceded" in Part I, Item I of Zenith's Annual Report on Form 10K for the year ended December 31, 2001. Effective July 1, 2002, Zenith entered into an excess of loss reinsurance treaty with Employers Reinsurance Corporation ("Employers Re") which provides reinsurance protection for workers' compensation losses up to $9.0 million per occurrence and in excess of $1.0 million and applies to loss occurrences on or after July 1, 2002. The Employers Re treaty replaces the two previous excess of loss reinsurance contracts which provided for reinsurance protection for up to $9.2 million per occurrence and in excess of $0.8 million during the first six months of 2002 and up to $9.4 million per occurrence and in excess of $0.6 million in 2001. In 2002, Zenith has also purchased protection covering up to $9.0 million, per occurrence or in the aggregate during a treaty year and in excess of $1.0 million, of losses arising out of terrorist acts. Effective July 1, 2002, all of such terrorism reinsurance is with Employers Re. There were no other changes to Zenith's ceded reinsurance arrangements at July 1, 2002. Ceded reinsurance premiums for all of Zenith's workers' compensation reinsurance were approximately 3.7% of workers' compensation earned premiums in the first 6 months of 2002 and will be approximately 3.5% of earned premiums in the last 6 months of 2002 after the change discussed above. Ceded reinsurance premiums for all of Zenith's workers' compensation reinsurance were approximately 2.9% of workers' compensation earned premiums in the first 6 months of 2001 and were approximately 3.3% of earned premiums in the last 6 months of 2001.

Note 10. Payable to Banks

        At September 30, 2002, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million. At September 30, 2002, $25.0 million was outstanding on one of these lines of credit. The interest rate in effect on the outstanding loan balance at September 30, 2002 was 2.9%. The agreement under which the balance of $25.0 million was outstanding contains covenants that require, among other things, Zenith to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt to total capitalization ratio and a minimum interest coverage ratio. Zenith must also maintain at least a BB counterparty rating from Standard and Poor's. Zenith was in compliance with all such requirements at September 30, 2002. The outstanding balance was repaid on October 11, 2002, from funds received by Zenith National in the sale of its real estate assets and home-building business (see Note 3).

Note 11. Accounting for Employee Stock Options

        Effective in the fourth quarter of 2002, Zenith will expense the cost of employee stock options using the fair-value based method of recording stock options in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). All employee stock option grants beginning with January 2002 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Zenith currently applies the provisions of Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock options. Under APB No. 25, Zenith has not been required to recognize compensation expense for stock option grants. The pro forma effect of options granted prior to January 2002 on earnings will continue to be disclosed in Zenith's annual report in accordance with the disclosure provisions of SFAS No. 123.

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

Overview

        The comparative components of net income (loss) after tax are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)
	2002	2001	2002	2001
Net investment income	$7,960	$8,289	$24,942	$25,619
Realized gains on investments	720	2,666	165	3,967

Subtotal	8,680	10,955	25,107	29,586
Property-casualty underwriting results:
Income (loss) excluding catastrophes	268	(9,198)	(5,195)	(22,664)
Catastrophe losses	(260)	(20,150)	(260)	(21,125)

Property-casualty underwriting income (loss)	8	(29,348)	(5,455)	(43,789)
Interest expense	(299)	(1,237)	(2,369)	(3,632)
Parent expenses	(649)	(536)	(2,155)	(1,668)

Net income (loss) from continuing operations	7,740	(20,166)	15,128	(19,503)
Net income from discontinued operations	960	866	2,872	3,003

Net income (loss)	$8,700	$(19,300)	$18,000	$(16,500)

        Results of continuing operations improved in the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001 principally as a result of reduced underwriting losses in the property-casualty operations (the "P&C Operations"). The net loss in the three months and nine months ended September 30, 2001 includes $20.1 million, or $1.15 per share, of estimated losses attributable to the World Trade Center events of September 11, 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2002	2001	2002	2001
Premiums earned:
Workers' Compensation:
California	$77,360	$51,999	$194,861	$149,225
Outside California	59,537	56,227	166,446	156,501

Total Workers' Compensation	136,897	108,226	361,307	305,726
Reinsurance	13,001	21,806	37,395	44,704

Total	$149,898	$130,032	$398,702	$350,430

Underwriting (loss) income before tax:
Workers' Compensation	$(1,486)	$(16,085)	$(13,132)	$(40,816)
Reinsurance	1,842	(28,483)	5,793	(25,254)

Total	$356	$(44,568)	$(7,339)	$(66,070)

Combined loss and expense ratios:
Workers' Compensation:
Loss and loss adjustment expenses	74.9%	79.4%	74.9%	80.4%
Underwriting expenses	26.2%	35.5%	28.7%	33.0%

Combined ratio	101.1%	114.9%	103.6%	113.4%
Reinsurance:
Loss and loss adjustment expenses	64.2%	218.2%	63.7%	141.6%
Underwriting expenses	21.6%	12.4%	20.8%	14.9%

Combined ratio	85.8%	230.6%	84.5%	156.5%
Total:
Loss and loss adjustment expenses	74.0%	102.7%	73.9%	88.2%
Underwriting expenses	25.8%	31.6%	27.9%	30.7%

Combined ratio	99.8%	134.3%	101.8%	118.9%

Workers' Compensation

        Workers' Compensation premiums earned increased in the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001, continuing the trend of Zenith's increased Workers' Compensation revenues that began in January of 2000. Prior to 2000, Zenith's Workers' Compensation premium revenues declined consistently for several years in the face of unfavorable industry conditions. Beginning in 2000, competitive conditions began to improve, particularly in California, and Zenith began increasing its Workers' Compensation premium revenues, through increases in policies and rates. Zenith increased its Workers' Compensation premium rates in California as follows: effective January 1, 2001 by about 8%; effective August 1, 2001 by about 5%; in the first quarter of 2002 by about 26%, including 5% for terrorism; and effective August 1, 2002 by about 7%. In Florida, rates are set by the Department of Insurance, and were unchanged in 2001. Effective August 1, 2002, the Florida Department of Insurance approved a 2.7% rate increase for new and renewal policies, and Zenith increased its Workers' Compensation premium rates in Florida accordingly. Zenith also implemented rate increases in most of the other states in which it does business at January 1, 2001 and 2002. Zenith's California Workers' Compensation premiums in-force increased from $146.7 million at December 31, 2000 to $201.8 million at September 30, 2001 and from

$210.4 million at December 31, 2001 to $326.5 million at September 30, 2002. Outside of California, where competition and pricing are improving only in certain states, Zenith's in-force premiums increased from $162.4 million at December 31, 2000 to $210.0 million at September 30, 2001 and from $209.7 million at December 31, 2001 to $252.5 million at September 30, 2002. Net premiums earned in the three and nine months ended September 30, 2002 are net of $11.8 million and $21.8 million, respectively, of earned premiums ceded in connection with a 10% quota share reinsurance arrangement which was effective January 1, 2002 for policies written on or after January 1, 2002.

        Underwriting losses in the Workers' Compensation operations decreased in the three and nine months ended September 30, 2002 compared to the corresponding periods of 2001. The estimated average cost of claims, or severity, increased in the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001, which was offset by a decrease in the frequency of claims and by the impact of higher premium rates, resulting in a lower estimated loss ratio for the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001. In addition, the increase in premium revenue in the three and nine months ended September 30, 2002 reduced the underwriting expense ratio compared to the corresponding periods in 2001. Results of the Workers' Compensation operations in the three and nine months ended September 30, 2001 were also impacted by a charge of $4.5 million before tax, or $2.9 million and $0.17 per share after tax, for uncollectible reinsurance and accrued guarantee fund assessments in connection with the Order of Liquidation for Reliance Insurance Company.

        In California, on January 1, 2003, workers' compensation legislation becomes effective that provides for increases in the benefits payable to injured workers. Other changes included in the legislation are intended to help control costs and encourage the return to work of injured workers. Zenith cannot quantify the impact of the legislation at this time, but intends to estimate and implement appropriate rate increases. Effective January 1, 2003 Zenith will implement a rate increase of approximately 11% in California. The major risk factor is whether or not the legislation or the economy, or a combination of the two, will change the long term favorable trend of reduced claim frequency and whether or not Zenith can estimate and implement, on a timely basis, appropriate rate increases.

        Zenith expects that the future operating profitability of its Workers' Compensation operation will be dependent upon the following: 1) general levels of competition; 2) industry pricing; 3) legislative and regulatory actions; 4) the frequency and severity of terrorist acts, if any, similar to the World Trade Center attack of September 11, 2001; 5) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserves and premium rates; and 6) the impact in California on January 1, 2003 and thereafter of new legislation that increases workers' compensation benefits. Claim frequency trends continue to decline, but the reasons therefor are not clear and management is unable to predict whether these trends will continue. Effective January 1, 2002, losses arising from acts of terrorism in the United States were excluded from the coverage provided by many of the reinsurance companies from which Zenith purchases its workers' compensation reinsurance. Zenith is unable to predict when its Workers' Compensation operations will return to underwriting profitability, although it anticipates continuing improvement in the combined ratio and profitability in the near term as earned premiums reflect recent rate increases. Also, operating results are expected to benefit from investing any future favorable cash flow from Workers' Compensation underwriting operations.

Reinsurance

        Effective January 1, 2002, losses arising from acts of terrorism were excluded from most of the coverage provided in Zenith's assumed reinsurance contracts.

        Underwriting income or loss and the combined ratio of the Reinsurance operation fluctuates significantly depending upon the incidence or absence of large catastrophe losses. In the quarter ended September 30, 2002, estimated catastrophe losses were $0.4 million; otherwise, there were no major catastrophe losses in the three months and nine months ended September 30, 2002. Results for the three months ended September 30, 2001 were adversely impacted by estimated losses of $31.0 million associated with the terrorist attack on the World Trade Center on September 11, 2001. Catastrophe losses in the nine months ended September 30, 2001 also include $1.5 million of catastrophe losses in the first quarter of 2001 attributable to additional estimates of the impact of events that occurred in 1999, in particular the storms at the end of December 1999 in France.

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

Discontinued Real Estate Operations

        On October 8, 2002, Zenith closed the sale of its real estate assets and home-building business in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Zenith's indirect wholly owned subsidiary, Perma-Bilt, A Nevada Corporation ("Perma-Bilt"). In the transaction, Meritage, through its wholly owned subsidiary, MTH-Homes Nevada, Inc., acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements. Zenith received approximately $65.0 million in connection with the sale, including $28.0 million in repayment of intercompany loans from Perma-Bilt. Zenith estimates that it will record a gain on the sale in the fourth quarter of 2002 of about $7.0 million, after tax.

Investments

        The change in the carrying value of Zenith's consolidated investment portfolio in 2002 was as follows:

(In thousands)
Carrying value at the beginning of the year	$941,527
Purchases at cost	394,243
Maturities and redemptions	(36,517)
Proceeds from sales of investments	(310,077)
Net realized gains	254
Change in unrealized gains and losses, net	19,790
Net increase in short-term investments	12,720
Net accretion of bonds and preferred stocks and other changes	561

Carrying value at September 30, 2002	$1,022,501

        Zenith's investment portfolio increased in the nine months ended September 30, 2002 principally as a result of favorable net cash flow from operations and the proceeds from drawing the bank line of credit in September 2002, offset in part by the repayment of senior indebtedness. The carrying value of fixed maturity investments was principally comprised of approximately 80% corporate bonds and redeemable preferred stocks and 20% US government securities at September 30, 2002 compared to approximately 76% corporate bonds and redeemable preferred stocks and 24% US government securities at December 31, 2001. Bonds with an investment grade rating represented 95% of the consolidated carrying values of bonds at September 30, 2002 and December 31, 2001. The average life of the consolidated portfolio was 4.8 years and 5.6 years at September 30, 2002 and December 31, 2001, respectively.

        When, in the opinion of management, a decline in the fair value of an investment is considered to be "other than temporary," such investment is written down to its fair value. The determination of "other than temporary" includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. There were $1.6 million and $7.3 million, respectively, of such write downs in the three and nine months ended September 30, 2002, compared to $7.4 million and $8.3 million, respectively, in the corresponding periods of 2001.

        Zenith has identified certain securities, amounting to 91% and 97% of the investments in debt securities at September 30, 2002 and December 31, 2001, respectively, as "available-for-sale." Stockholders' equity increased by $15.5 million after deferred tax from December 31, 2001 to September 30, 2002 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities. The total fair value of fixed maturity investments, including short-term investments, was $915.8 million and $847.0 million at September 30, 2002 and December 31, 2001, respectively. The unrealized gain (loss) on held-to-maturity and available-for-sale fixed maturity investments were as follows:

	Held-to-Maturity	Available-for-Sale
(In thousands)
	Before Tax	Before Tax	After Tax
September 30, 2002	$2,348	$22,497	$14,623
December 31, 2001	691	(1,301)	(846)

        The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Investment yield:
Before tax	5.0%	5.4%	5.2%	5.7%
After tax	3.3%	3.6%	3.4%	3.8%

Liquidity and Capital Resources

        The P&C Operations generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The P&C Operations maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At September 30, 2002 and December 31, 2001, cash and short-term investments in the P&C Operations amounted to $133.9 million and $63.5 million, respectively. The current trend of favorable cash flow from operations is attributable to the trend of increasing Workers' Compensation premiums.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded by dividends received from Zenith Insurance Company ("Zenith Insurance") and financing or refinancing activities by Zenith National. Cash, short-term investments and other available assets in Zenith National were $37.0 million and $131.0 million at September 30, 2002 and December 31, 2001, respectively. On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the principal of its 9% Senior Notes due May 1, 2002 ("9% Notes"). As a result of the repayment of the 9% Notes, interest expense was lower in the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001. On September 6, 2002, Zenith National contributed $47.4 million to the capital of Zenith Insurance. Zenith National used $22.4 million of its available invested assets and borrowed $25.0 million under its available bank lines of credit to fund the contribution.

        At September 30, 2002, Zenith National had two revolving, unsecured lines of credit in an aggregate amount of $70.0 million, $45.0 million of which was available at September 30, 2002. One of these lines of credit, in the amount of $20.0 million, is a one-year revolving line of credit with a bank, expiring July 31, 2003 and all of which was available at September 30, 2002. Interest is payable at the bank's prime rate on any borrowings under the line and the agreement does not subject Zenith to any covenants. The other line of credit is a $50.0 million credit agreement effective September 30, 2002, expiring September 30, 2005. Borrowings under the agreement are available as follows: (a) up to $20.0 million may be drawn under Tranche A of the agreement; and (b) up to $30.0 million may be drawn under Tranche B of the agreement. Tranche A loans are due September 30, 2003. Tranche B loans are due September 30, 2005 and $25.0 million of Tranche B loans were outstanding at September 30, 2002. Interest is payable on outstanding loans at either the bank's prime rate or a rate based on Eurodollar deposit rates plus a specified margin depending on Zenith's credit rating. The interest rate in effect on the outstanding loan balance at September 30, 2002 was 2.9%. The agreement contains covenants that require, among other things, Zenith to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt to total capitalization ratio and a minimum interest coverage ratio. Zenith must also maintain at least a BB counterparty rating from Standard and Poor's. Zenith was in compliance with all such requirements at September 30, 2002.

        On October 11, 2002, Zenith National repaid in full the $25.0 million of Tranche B loans outstanding at September 30, 2002 from the proceeds of $28.0 million received in repayment of intercompany loans from Perma-Bilt. Zenith National's remaining cash and short term investments after such repayments were approximately $12.0 million.

        The maximum dividend that can be paid from Zenith Insurance to Zenith National in 2002 without the prior approval of the California Department of Insurance is $22.8 million. No such dividends have been paid in 2002. The restrictions on the payment of such dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability to pay dividends. In a recent court ruling, a California statute that allowed a deduction for the dividends received from wholly owned insurance companies in the determination of taxable income for the California Franchise Tax was held unconstitutional in certain circumstances. The consequences of the decision are unclear, but it is possible that the California Franchise Tax Board ("FTB") could take the position that the decision has caused the statute to be invalid for all purposes and disallow in its entirety the deduction for dividends received from insurance subsidiaries. If sustained, such action by the FTB would have the effect of imposing a tax of approximately 6% (after the benefit of a federal tax deduction) on any dividends paid from Zenith Insurance to Zenith National. Zenith is unable to predict the ultimate outcome of this matter, which depends upon the actions of the FTB, the prospects for appropriate legislative relief and various tax strategies that may be available to Zenith to alleviate the consequences of any actions by the FTB.

        From time to time, Zenith may make repurchases of its outstanding common shares or outstanding debt. At September 30, 2002, Zenith National was authorized to repurchase up to 929,000 shares of its common stock at prevailing market prices pursuant to a share purchase program authorized by its Board of Directors. These purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. On June 22, 2001, Zenith National paid $0.5 million to repurchase $0.5 million aggregate principal amount of the then outstanding 9% Notes. Zenith National used its available cash balances to fund the purchase.

        In the third quarter of 2002, A.M. Best Company ("Best") affirmed the financial strength rating of the P&C Operations at A- (Excellent) and Fitch Ratings ("Fitch") affirmed the financial strength rating of the P&C Operations at A- (Strong). Both Best and Fitch assigned a rating outlook of "stable". In the second quarter of 2002, Standard & Poor's ("S&P") reduced the financial strength rating of the P&C Operations from A- (Strong) to BBB+ (Good) and changed the rating outlook from "negative" to "stable". The action by S&P had no material impact on the results of operations. On September 6, 2002, Zenith National contributed $47.4 million to the capital of Zenith Insurance to support the increased volume of its workers' compensation net premiums written in 2002. Management will continue to monitor the capital requirement needs, if any, of Zenith Insurance in connection with its business operations.

        Effective January 1, 2002, Zenith Insurance and Odyssey Re Holdings Corp. ("Odyssey Re"), an affiliate of Fairfax Financial Holdings Limited ("Fairfax"), entered into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith Insurance in the three years commencing January 1, 2002. Quota share reinsurance allows the ceding company to increase the amount of business it writes while sharing the premiums and associated risks with the assuming company. The effect is similar to increasing the capital of the ceding company. Zenith expects that the quota share arrangement with Odyssey Re will favorably assist in the capitalization of the P&C Operations over the next three years. Earned premiums ceded for the three and nine months ended September 30, 2002 were $11.8 million and $21.8 million, respectively. Fairfax owns approximately 42% of the outstanding common stock of Zenith National.

        In connection with the sale of its real estate assets and home-building business on October 8, 2002 all indebtedness under the secured revolving credit facility for infrastructure and construction loans was repaid in full by the buyer.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The table below provides information about Zenith's financial instruments as of September 30, 2002 for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair value of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage backed securities. For Zenith's debt obligations, the table presents principal cash flows by expected maturity dates (including interest).

	Expected Maturity Date
(Dollars in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total
Investments:
Held-to-maturity and Available-for-sale securities:
Fixed rate	$15,602	$62,730	$74,268	$56,308	$96,274	$478,383	$783,565
Weighted average interest rate	2.2%	3.1%	4.2%	4.3%	5.9%	5.8%	5.3%
Short-term investments	$132,264						$132,264
Debt and interest obligations of Zenith:
Payable to banks	$25,024						$25,024
Redeemable securities		$5,729	$5,729	$5,729	$5,729	$193,038	215,954

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.

        Zenith's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Zenith's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Zenith required to be included in Zenith's reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Controls.

        Since the Evaluation Date, there have not been any significant changes in Zenith's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (the "Asset Purchase Agreement") between Zenith Insurance Company ("Zenith Insurance") and RISCORP Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and another defendant in the Superior Court of Fulton County in the State of Georgia. RISCORP's lawsuit sought a declaration that would have had the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. On September 4, 2002, by stipulation, the litigation filed by RISCORP was dismissed with prejudice and with no liability to Zenith. For a more complete description, see Item 1, Part II of Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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
3.9
By-laws of Zenith National Insurance Corp., as currently in effect, amended and restated as of May 22, 2002. (Incorporated by reference to Exhibit 3.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.1	Promissory Note, dated August 9, 2002, from Zenith National Insurance Corp. to City National Bank.
10.2
Settlement Agreement, dated August 8, 2002, between Zenith Insurance Company, RISCORP, INC., a Florida corporation, RISCORP Management Services, Inc., a Florida corporation, 1390 Main Street Services, Inc., a Florida Corporation, RISCORP of Illinois, Inc., an Illinois corporation, Independent Association Administrators Incorporated, an Alabama corporation, RISCORP Insurance Services, Inc., a Florida corporation, RISCORP Managed Care Services, Inc., a Florida corporation, CompSource, Inc., a North Carolina corporation, RISCORP Real Estate Holdings, Inc., a Florida corporation, RISCORP Acquisition, Inc., a Florida corporation, RISCORP West, Inc., an Oklahoma corporation, RISCORP of Florida, Inc., a Florida corporation, RISCORP Insurance Company, a Florida corporation, RISCORP Property & Casualty Insurance Company, a Florida corporation, RISCORP National Insurance Company, a Missouri corporation, RISCORP Services, Inc., a Florida corporation, RISCORP Staffing Solutions, Inc. I, a Florida corporation and RISCORP Staffing Solutions, Inc. II, a Florida corporation.
*10.3	Amendment No. 2, dated as of September 17, 2002, to Employment Agreement, dated and effective as of January 5, 1998, between Zenith National Insurance Corp. and John J. Tickner.
10.4	Amended and Restated Credit Agreement, dated as of September 30, 2002, between Zenith National Insurance Corp., and Bank of America, N.A.
11
Statement re computation of per share earnings. (Note 2 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)
99.1	Certification, dated November 8, 2002, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K

        Zenith filed a Current Report on Form 8-K dated August 23, 2002 in connection with its additional acquisition on August 23, 2002 of approximately 19.2 million shares of Advent Capital (Holdings) PLC, a UK company ("Advent Capital") for approximately $15.0 million, increasing Zenith's ownership of outstanding shares of Advent Capital to approximately 20.0%.

        Zenith also filed a Current Report on Form 8-K dated September 4, 2002 in connection with the dismissal with prejudice and with no liability to Zenith Insurance Company of pending litigation filed by RISCORP, Inc. and its subsidiaries in the Superior Court of Fulton County in the State of Georgia against Zenith Insurance Company on September 4, 2002, and in connection with Zenith National's contribution of $47.4 million to the capital of Zenith Insurance Company on September 6, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2002.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHAIRMAN OF THE BOARD AND PRESIDENT

        I, Stanley R. Zax, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Zenith National Insurance Corp.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President, Zenith National Insurance Corp.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

        I, William J. Owen, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Zenith National Insurance Corp.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ WILLIAM J. OWEN William J. Owen Senior Vice President and Chief Financial Officer, Zenith National Insurance Corp

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES
  CERTIFICATION OF CHAIRMAN OF THE BOARD AND PRESIDENT
  CERTIFICATION OF CHIEF FINANCIAL OFFICER