Form 10-K
period 2002-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2003-03-14
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes     X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)        Yes     X     No

        The aggregate market value of the voting stock of the registrant held by non-affiliates of Zenith National Insurance Corp. on June 30, 2002 was $305,976,000 (based on the closing sale price of such stock on such date).

        At March 7, 2003, there were 18,768,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,018,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2002 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2003 Annual Meeting of Stockholders — Part III.

Total number of pages 56

Exhibit index located on pages 32-39

PART I

Item 1. Business.
General

        Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star"), in the property-casualty insurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries.

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Zenith National's indirect wholly-owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements. Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt.

        In 2002, Zenith's insurance subsidiaries were assigned a financial strength rating of A- (Excellent) by A.M. Best Company ("A.M. Best"); Baa1 (Adequate) by Moody's Investors Service ("Moody's"); BBB+ (Good) by Standard & Poor's ("S&P"); and A- (Strong) by Fitch Ratings ("Fitch"). These A.M. Best, Moody's, S&P and Fitch ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

        At December 31, 2002, Zenith had approximately 1,200 full-time employees. The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

        Zenith's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders are made available free of charge on its website at www.thezenith.com as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission.

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
Reinstatement premium	An additional premium paid after a claim on a catastrophe reinsurance contract to renew the contract for the unexpired term.
Reinsurance	A transaction in which an original insurer, or cedant, remits a portion of the premium to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a portion of the risk.
Reserves or loss reserves	The balance sheet liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.
Retention	The amount of loss(es) from a single occurrence or event which is paid by the company prior to the attachment of excess of loss reinsurance.
Retrocession	A reinsurance of reinsurance assumed.

Retrospectively-rated policy	A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.
Statutory accounting practices
Accounting practices prescribed or permitted by the states' departments of insurance. In general, statutory accounting practices address policyholder protection and solvency and are more conservative in presentation of earnings, surplus and assets than generally accepted accounting principles ("GAAP").
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

Description of the Business

        Zenith is in the business of managing insurance risk and investment risk. Our main business activity is the workers' compensation insurance business. In addition, Zenith maintains a portfolio of investments, principally in fixed maturity securities, funded by the cash flows from its insurance operations and capital. Investment income from the portfolio is impacted by current and historical interest rates and the amount of funds generated annually from (or used by) insurance operations. Results of insurance operations, excluding investment income, may fluctuate due to, among other things, the possibility of material and unpredictable catastrophe losses in our reinsurance business.

        Our business is classified into the following segments: Workers' Compensation, Reinsurance, Investment and Parent. Workers' Compensation is our main insurance activity supplemented by a smaller assumed Reinsurance operation. We sold our home-building business and related real estate assets in 2002. Results and descriptions of Zenith's business segments are contained in the Notes to Consolidated Financial Statements — Note 20 — "Segment Information" in Zenith's 2002 Annual Report to Stockholders, and is hereby incorporated by reference.

  Workers' Compensation

        Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to pay to their employees injured in the course of employment. Zenith's Workers' Compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

        Generally, premiums for workers' compensation insurance policies are a function of: the applicable premium rate, which varies with the nature of the employees' duties and the business of the employer; a factor reflecting the insured employer's historical loss experience; and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Except in Florida, where rates for workers' compensation insurance are set by the Department of Insurance, Zenith's rates for workers' compensation are actuarially determined in each state in which it does business. Rates are continually reviewed for adequacy using actuarial analysis of current and anticipated trends in costs. In certain circumstances a policyholder may be eligible for a return of a portion of the premium based on the loss experience during the policy term, either by way of a dividend or a retrospective-rating formula which may also involve additional premium being billed to the policyholder if loss experience is worse than expected. Although we have offered these types of policies at times and have written a small number of them, we prefer to offer our customers a policy with a guaranteed cost based on rates, payroll and experience modification factors. Competition in the national workers' compensation insurance industry is intense, even in Florida where dividend plans and retrospectively-rated policies form the basis for price competition.

        Zenith's long-term strategy in the national workers' compensation industry is to provide a value-added insurance policy based on adequate rates. During periods of intense competition or other adverse industry conditions, our premium revenue is reduced as employers buy elsewhere. Our basic value proposition is that our services, over the long run, provide employers the opportunity to reduce their experience modification factor and their long-term, net workers' compensation costs. Our loss prevention services focus on workplace safety, accident and illness prevention and safety awareness training. Claims management services include return to work programs, case management by nurses for serious injuries and management of medical provider services and billings. Investigation and legal services help policyholders to prevent fraud and assist them to favorably resolve litigated claims. Our premium auditors provide appropriate payroll classifications to assure equitable premium billing.

        During 2002, Zenith wrote workers' compensation insurance in 45 states. Prior to 1992, Zenith's Workers' Compensation operations were concentrated principally in California. Zenith's Workers' Compensation operations expanded to Texas in 1992 with other states following shortly thereafter. Florida operations commenced with the acquisition of the Associated General Commerce Self-Insurers' Trust Fund on December 31, 1996. On April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The RISCORP Acquisition added workers' compensation business in Florida and other states in the Southeast, principally in North Carolina and Alabama. Net premiums earned for the year ended December 31, 2002 by state are set forth in the table below:

(Dollars in thousands)	2002	%
California	$277,120	55.0%
Florida	97,925	19.4
North Carolina	26,291	5.2
Texas	23,065	4.6
Illinois	11,237	2.2
Pennsylvania	9,137	1.8
Georgia	8,264	1.6
Arizona	7,979	1.6
Iowa	6,287	1.2
Other	36,554	7.4

Net Premiums Earned	$503,859	100.0%

        A commonly used industry measurement of property and casualty insurance underwriting results is the combined ratio. It is the sum of net incurred losses, loss adjustment expenses, underwriting expenses and policyholders' dividends, expressed as a percentage of net premiums earned. Earned premiums and the combined ratios of our Workers' Compensation and Reinsurance businesses for the each of the three years ended December 31, 2002 are set forth in the Overview section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Zenith's 2002 Annual Report to Stockholders and are hereby incorporated by reference.

        For the past several years, national workers' compensation industry results have been extremely unprofitable as intense competition resulted in inadequate levels of premium rates at the same time as the industry experienced a general trend of declining frequency and of increasing claim severity. In addition, there are reports by certain industry organizations of significant under-reserving in the industry's reported results. Zenith's in-force Workers' Compensation premiums decreased consistently in the several years prior to 2000 as a result of Zenith's endeavors to maintain rate adequacy in the face of intense competition in the national workers' compensation insurance industry. Competitive pricing conditions began to improve, principally in California, in 2000 and continued through 2002. As a result of this improvement and in conjunction with the rate increases described below, Zenith increased its in-force premiums in California from $146.7 million at December 31, 2000 to $210.4 million at December 31, 2001 and to $350.2 million at December 31, 2002. Outside of California, where competition and pricing are improving only in certain states, Zenith's in-force premiums increased from $162.4 million at December 31, 2000 to $209.7 million at December 31, 2001 and to $259.2 million at December 31, 2002.

        Overall effective rate increases are about 21% for 2003 compared to 18% in 2002, including 30% increases in California for 2003 compared to 27% in the prior year.

        In California, on January 1, 2003, workers' compensation legislation became effective that provides for increases in the benefits payable to injured workers. Other changes included in the legislation are intended to help control costs and encourage the return to work of injured workers. We cannot quantify the impact of the legislation at this time, but intend to estimate and implement appropriate rate increases. Effective January 1, 2003, Zenith implemented a rate increase of approximately 11% in California on new and renewal policies and approximately 5% on the unexpired term of policies in-force on January 1, 2003. Our California workers' compensation rates will be increased by a further 6.6% on April 1, 2003. The major risk factor is whether or not the legislation or the economy, or a combination of the two, will change the long-term favorable trend of reduced claim frequency and whether or not we can estimate and implement timely and appropriate rate increases.

        Zenith expects that the future profitability of its Workers' Compensation operations will be dependent upon the following: 1) general levels of competition; 2) industry pricing; 3) general levels of interest rates; 4) legislative and regulatory actions; 5) the frequency and severity of terrorist acts, if any, similar to the World Trade Center attack of September 11, 2001; 6) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserve estimates and premium rates; and 7) the impact in California of the new legislation that increases workers' compensation benefits. Claim frequency trends continue to decline, but the reasons therefor are not clear, and management is unable to predict whether these trends will continue. Zenith is unable to predict when its Workers' Compensation operations will return to underwriting profitability, although it anticipates continuing improvement in the combined ratio and profitability in the near term as earned premiums reflect recent rate increases. Also, operating results are expected to benefit from investing increases in cash flow from Workers' Compensation underwriting operations.

  Reinsurance

        Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a portion of the risk. Our Reinsurance operation participates in assumed reinsurance transactions in which, typically, the reinsurance coverage being purchased by the ceding company is shared among a number of assuming companies. We currently focus primarily on assumed reinsurance of worldwide property losses from catastrophes and large property risks. In the insurance industry, catastrophes are events such as tornadoes, hurricanes and earthquakes that cause widespread damage. Insurance companies purchase catastrophe reinsurance to protect themselves from the aggregation of losses caused by a large number of claims from policies written in the impacted geographical area. Contract language in catastrophe reinsurance contracts defines which perils will or will not be covered by the reinsurer and certain events such as acts of terrorism or flooding may not be covered, depending upon the terms of the contract.

        In addition to property reinsurance we have, historically, written reinsurance for liability insurance, such as general business liability coverage, directors' and officers' liability and excess or umbrella coverage. Although we wrote more of this type of business at the beginning of our involvement in the reinsurance business in 1985, liability reinsurance constituted about 20% of our earned reinsurance premiums in the ten years ended December 31, 2002.

        We participate in reinsurance contracts that are either proportional in nature, in which the assuming company shares pro-rata in the premiums and losses of the ceding company (quota share reinsurance), or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the ceding company's primary insurance premiums (excess of loss reinsurance). Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. By diversifying the geographical spread of risk and limiting the number of contracts that we write, Zenith's assumed reinsurance business is written so as to limit expected losses, after deducting the applicable premium income and income taxes, from any one catastrophe event in a worst-case scenario to a maximum probable loss of approximately 5% of consolidated stockholders' equity (currently about $15 million).

        Underwriting income or loss and the combined ratio of the Reinsurance operation fluctuate significantly depending upon the incidence or absence of large catastrophe losses. However, since its inception in 1985, the combined ratio of our Reinsurance operation through December 31, 2002 was 101.6% on $648.8 million of net premiums earned. Loss reserves, net of reinsurance, at December 31, 2002 in our Reinsurance operation were $130.7 million. In 2002, estimated catastrophe losses were $0.4 million; principally from losses associated with floods in Europe, otherwise, there were no major catastrophe losses in 2002. The Reinsurance operation was adversely impacted by catastrophe losses of $41.7 million and $22.6 million before tax in 2001 and 2000, respectively. Catastrophe losses in 2001 included $37.6 million, net of additional premium income earned in the year attributable to original and reinstatement premiums, associated with the terrorist attack on the World Trade Center on September 11, 2001. Catastrophe losses in 2000 were attributable to additional estimates of the impact of the events in 1999, particularly moderate-sized catastrophes which culminated in severe storms in Europe at the end of 1999.

        Estimating catastrophe losses in the Reinsurance business is highly dependent upon the nature and timing of the event and Zenith's ability to obtain timely and accurate information with which to estimate its liability to pay losses. Estimates of the impact of catastrophes on the Reinsurance operations are based on the information that is available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

  Investments

        Our Investments department invests the funds made available by our capital and the cash flows from our insurance operations. Because the exact timing of the payment of claims and benefits cannot be predicted with certainty, the insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. The objective of the Investment operations is to provide income and realized gains on investments, primarily from investments in debt securities consistent with investment guidelines approved by the Board of Directors of each company making the investment and taking into consideration state regulatory restrictions. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. At December 31, 2002, Zenith's consolidated investment portfolio emphasized high-quality, taxable bonds and short-term investments, supplemented by smaller portfolios of redeemable and other preferred and common stocks. The portfolio of taxable bonds includes U.S. Government securities, mortgage-backed securities issued by the Government National Mortgage Association and corporate bonds diversified to produce a reasonable balance of risk and a stable source of earnings.

        Investment yields for each of the three years ended December 31, 2002 and a discussion of the composition of the investment portfolio at December 31, 2002 and 2001 are set forth under the Investments section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Zenith's 2002 Annual Report to Stockholders and are hereby incorporated by reference. This information shows the trend of an increasing investment portfolio as a result of increased cash flows from operations and the trend of declining interest rates resulting in roughly consistent net investment income over the past three years.

        Zenith has identified certain securities, amounting to 89% of the investments in debt securities at December 31, 2002, as "available-for-sale." Stockholders' equity increased by $20.2 million after deferred tax from December 31, 2001 to December 31, 2002 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with any changes in the fair values of available-for-sale securities.

        On August 23, 2002, Zenith Insurance acquired 19.2 million Ordinary Shares of Advent Capital (Holdings) PLC, a U.K. company ("Advent Capital") for $14.6 million in an open offer and placing of shares made in July 2002. As a result of the purchase, Zenith owns approximately 20.9% of the outstanding shares of Advent Capital. Advent Capital and its subsidiaries operate in the property and casualty insurance business in the United Kingdom by providing corporate capital to support underwriting of various Lloyd's syndicates and by managing those syndicates. Zenith Insurance used available funds from its short-term investments to fund the purchase of the Advent Capital shares. Prior to August 23, 2002, Zenith owned approximately 6.3% of the outstanding shares of Advent Capital and accounted for the investment on the cost basis. As of August 23, 2002, Zenith is accounting for its investment in Advent Capital based on the equity method in accordance with the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB No. 18"). In accordance with the provisions of APB No. 18, our investment in Advent Capital was restated in 2001 as if the equity method of accounting had been applied. The effect was a reduction in the carrying value of the investment of $3.2 million at December 31, 2001 and a reduction of net income for 2001 of $2.1 million, net of deferred tax benefit. The carrying value of the investment in the common stock of Advent Capital is equal to Zenith's equity in the underlying net assets of Advent Capital. The carrying value at December 31, 2002 was $18.3 million, including goodwill of $10.5 million. At December 31, 2002, Zenith has accounted for its investment in Advent Capital using Advent Capital's September 30, 2002 financial statements. Zenith will continue to report its share of Advent Capital's income and net assets lagged by one quarter in order to allow sufficient time for Advent Capital to prepare the information.

Fairfax Financial Holdings Limited ("Fairfax") also participated in the open offer and placing of shares by Advent Capital and after the purchase, through its subsidiaries, Fairfax owns approximately 47% of Advent Capital. Companies controlled by Fairfax owned 42% of the outstanding common stock of Zenith National at December 31, 2002. Fairfax has disclaimed any control of Zenith and has granted a proxy covering all its shares of Zenith National to an individual trustee with instructions to vote the shares in proportion to the voting of all other Zenith National shareholders.

  Parent

        The Parent operations represent the holding company activities of Zenith National, which owns, directly or indirectly, all of the capital stock of its insurance and non-insurance subsidiaries. Results of the Parent reflect the operating expenses that it incurs in the course of its holding company activities, such as directors fees; stock exchange listing and other licensing fees; insurance costs; and legal, auditing and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing and refinancing activities is also a part of the Parent operating results.

  Discontinued Real Estate Operations

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage. The business had been operated by Perma-Bilt. In the transaction, Meritage, through MTH Nevada, acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax.

        In addition to the consideration received in October 2002, the Agreement entitles us to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We are currently unable to estimate how much, if anything, we might receive under this earn-out provision.

        For the years ended December 31, 2002, 2001 and 2000, total revenues recognized in the Real Estate operations were $70.8 million, $84.8 million and $84.5 million, respectively, and pre-tax income, excluding the gain on the sale of the business in 2002, was $4.4 million, $5.8 million and $5.5 million, respectively.

Loss and Loss Expense Reserves and Claims and Loss Developments

        Accounting for property and casualty insurance operations requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses ("loss reserves") as of the balance sheet date. The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as "development." Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable development of loss reserves is reflected currently in earnings.

        The adequacy of loss reserve estimates is an inherent risk of the property and casualty insurance business. We endeavor to minimize this risk by relying on the estimates of our professional claims adjusting staff, supplemented by actuarial estimation techniques. Loss reserves, as related to reported claims, are based upon periodic case-by-case evaluation and judgment by

Zenith's claims adjusting staff, updated and reviewed continuously to reflect current information. Actuarial techniques and methods are utilized to establish the most reasonably accurate estimate of loss reserves at a point in time including an estimate of the probable amount for unreported claims arising from accidents which have not yet been reported to the Company, commonly known in the industry as "incurred but not reported" or "IBNR." Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Zenith continually monitors loss development trends and data to establish adequate premium rates and reasonable loss reserves estimates. The adequacy of loss reserves, which are based on estimates, is inherently uncertain and represents a significant risk to the business which we attempt to mitigate. No assurance can be given whether the ultimate liability will be more or less than such estimates.

        The table that follows shows development of loss and loss adjustment expense liabilities as originally estimated in accordance with GAAP at December 31 of each year presented.

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992

(Dollars in thousands)
Liability for unpaid loss and loss adjustment expenses, net	$825,869	$742,678	$634,172	$605,250	$708,684	$525,601	$526,427	$463,123	$462,710	$474,499	$471,832

Paid, net (cumulative) as of:
One year later		239,098	243,506	235,968	271,019	195,596	209,346	185,764	175,488	173,699	184,498
Two years later			370,100	384,011	414,432	284,080	322,519	295,872	274,560	272,221	292,914
Three years later				457,717	500,672	338,530	373,383	350,279	331,532	325,916	355,710
Four years later					546,076	378,536	406,597	378,174	362,287	364,420	389,417
Five years later						400,853	433,583	398,951	379,517	384,303	416,297
Six years later							449,924	417,032	394,481	395,473	429,715
Seven years later								427,565	406,856	406,326	438,074
Eight years later									414,164	415,840	447,150
Nine years later										421,639	454,285
Ten years later											459,070

Liability, net re-estimated as of:
One year later		771,846	638,519	636,130	753,508	514,234	526,078	459,314	460,575	464,779	480,903
Two years later			651,266	635,750	753,511	511,343	520,114	464,830	450,675	453,497	483,334
Three years later				638,920	740,559	503,684	516,184	460,782	442,391	452,330	482,019
Four years later					751,546	516,426	503,821	457,177	437,216	446,746	487,447
Five years later						526,524	508,239	454,083	434,479	442,053	483,294
Six years later							515,205	452,035	439,871	439,446	477,642
Seven years later								457,059	436,294	443,887	475,650
Eight years later									437,623	439,728	480,399
Nine years later										438,851	476,453
Ten years later											474,747

Favorable (deficient) development, net		(29,168)	(17,094)	(33,670)	(42,862)	(923)	11,222	6,064	25,087	35,648	(2,915)

Net Liability — December 31,	825,869	742,678	634,172	605,250	708,684	525,601	526,427	463,123	462,710	474,499	471,832
Receivable from reinsurers and state trust funds for unpaid losses	215,663	204,144	243,711	275,679	288,963	87,665	93,651	54,429	47,696	44,919	33,070

Gross liability — December 31,	1,041,532	946,822	877,883	880,929	997,647	613,266	620,078	517,552	510,406	519,418	504,902
Re-estimated liability, net of reinsurance		771,846	651,266	638,920	751,546	526,524	515,205	457,059	437,623	438,851	474,747
Re-estimated receivable from reinsurers and state trust funds for unpaid losses		198,606	215,858	244,133	306,033	114,947	109,623	79,346	67,770	74,420	88,352

Re-estimated liability, gross		970,452	867,124	883,053	1,057,579	641,471	624,828	536,405	505,393	513,271	563,099

Favorable (deficient) development, gross		(23,630)	10,759	(2,124)	(59,932)	(28,205)	(4,750)	(18,853)	5,013	6,147	(58,197)

        The accounting policies used to estimate the liabilities in the preceding table are described in Note 1 to the Consolidated Financial Statements in Zenith's 2002 Annual Report to Stockholders which note is hereby incorporated by reference.

        The analysis in the preceding table presents the development of Zenith National and subsidiaries' balance sheet liabilities for unpaid loss and loss adjustment expenses. The first line in the table shows the liability for unpaid loss and loss adjustment expenses, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of loss and loss adjustment expenses, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The second section shows revised estimates of the original unpaid amounts, net of reinsurance, including the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or deficient developments of the original estimates for each year, net of reinsurance. This loss reserve development table is cumulative and, therefore, balances at the end of an accounting period should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The liability at the end of each year includes an estimate of the amount yet unpaid and still due at the subsequent re-evaluation date for all previously estimated liabilities. For example, the liability at the end of 2002 includes an estimate of the amount still due on the 2001 and prior liabilities.

        Starting with the liability at the end of 1998, our loss reserve estimates include amounts for the loss reserves we assumed from RISCORP in the RISCORP Acquisition. The purchase price of RISCORP was determined in a three-step process, which culminated in the determination by a neutral auditor and neutral actuary of the GAAP values of the assets and liabilities being acquired from RISCORP. In 1999, we determined that it was necessary to increase the estimate of the loss reserves assumed from RISCORP by about $46.0 million, net of reinsurance. This adjustment to the RISCORP purchase price is reflected in the preceding table as adverse development in 1999 of the 1998 loss reserve liability.

        In 1999, we sold CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance, which we had owned since 1985. CalFarm wrote insurance coverage for automobile, homeowners, group health, farmowners and other businesses, principally in California. We retained no liabilities for any of CalFarm's unpaid losses or loss adjustment expenses after the sale. In the preceding table, CalFarm's loss reserves are included in the first line through December 31, 1998. Subsequent payments for CalFarm's loss reserve estimates include payments through March 31, 1999, the date of the sale. Subsequent re-estimates of CalFarm's loss reserves are also included in the preceding table. After the date of sale, the re-estimated liability for CalFarm's loss reserves reflects the last re-estimate of CalFarm's liabilities that we made prior to the sale.

        Adverse development in 2002 on the reserves established at December 31, 2001 is attributable principally to an increase in workers' compensation loss reserve estimates in the fourth quarter of 2002 due to higher than previously estimated inflation trends, which is discussed below under "Workers' Compensation Loss Reserves." Adverse development in 2001 on the reserves established at December 31, 2000 and adverse development in 2000 on the reserves established at December 31, 1999 is attributable, principally, to additional estimates of 1999 catastrophe losses which is discussed below under "Reinsurance Loss Reserves."

        Since conditions and trends that have affected loss and loss adjustment expense development in the past may not occur in the future in exactly the same manner, if at all, future results may not be reliably predicted by extrapolation of the data presented.

        Additional information concerning the effect of loss reserve estimates on the Consolidated Financial Statements is included under "Critical Accounting Policies and Estimates" and under

"Loss Reserves" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2002 Annual Report to Stockholders and are hereby incorporated by reference.

        Reference is made to the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements — Note 7 — "Liability for Unpaid Loss and Loss Adjustment Expenses" in Zenith's 2002 Annual Report to Stockholders, which is hereby incorporated by reference.

  Workers' Compensation Loss Reserves

        Workers' compensation loss reserves constitute about 84.2% of the net liabilities for unpaid losses and loss adjustment expenses in Zenith's Consolidated Balance Sheet at December 31, 2002. The amount and timing of payments for benefits for workers' compensation claims varies considerably with the nature and severity of the injury and the timeliness of reporting the claim. Payments may take place many years after the initial injury and the establishment of a loss reserve. Zenith regards the timely settlement of its Workers' Compensation claims as important to its profitability and settles cases in exchange for lump-sum payments, where possible, to expedite this process.

        Zenith maintains four regional offices in California and offices in Florida, Texas, Pennsylvania, Utah, Illinois and North Carolina, each of which is fully staffed to conduct all workers' compensation claims operations, including review of initial reports of work injury, assignment of appropriate field investigation and determination of whether subrogation should be pursued. Workers' Compensation claims operations are supported by computer systems that provide immediate access to policy coverage verification and claims records and enable Zenith to detail claims payment histories and policy loss experience reports. Our home office technical claims staff provides training, quality assurance and technical support to our field offices. Independent consultants are routinely used to visit our field claims offices to audit and assess the quality of our operations. A fully staffed, in-house legal department is available to assist with litigated claims. Our Medical Management department provides medical cost containment support to our claims department, through medical bill review and negotiation, case management services, identifying and maintaining preferred medical provider relationships and establishing best practices in treating common workplace injuries.

        Estimating the impact of adverse severity trends is a major risk factor in estimating adequate loss reserves for our Workers' Compensation business. In the fourth quarter of 2002, we increased our estimate of workers' compensation loss reserves for prior periods by $30.0 million. The change in the estimate was composed of $2.4 million related to claims for 2002, $21.2 million related to claims for 2001 and $6.4 million related to claims for 2000. Therefore, workers' compensation loss reserves of $536.7 million at December 31, 2000 would have been higher by $6.4 million (or 1.2%); loss reserves of $599.7 million at December 31, 2001 would have been higher by $27.6 million (or 4.6%); and loss reserves of $641.2 million at September 30, 2002 would have been higher by $30.0 million (or 4.7%). Workers' compensation loss reserves are stated here net of reinsurance.

        During 2002, as in prior years, quarterly reviews of Zenith's workers' compensation reserves were performed. The observed paid loss development and inflation during the first two quarters were in-line with our estimates and expectations as of the previous year-end. The third quarter review showed greater than expected paid loss development and inflation. Given only one quarter of higher than expected inflation, we did not incorporate the new trend into our loss reserve estimates pending confirmation of the increase in the inflation rate in any subsequent quarters. The fourth quarter review also showed higher than anticipated inflation.

        Given the confirmation of the higher inflation trend in the fourth quarter, we determined it was appropriate to increase our estimates of the ultimate losses for accident years 2000, 2001 and 2002 by $30.0 million to incorporate these higher levels of inflation. These adverse inflationary trends were most noticeable in our California business. Loss development trends elsewhere, principally in Florida, were more favorable than anticipated. The $30.0 million increase in loss reserves in 2002 was comprised of an increase of $50.0 million in California reserves offset by a decrease of $20.0 million in reserves outside of California, principally in Florida.

        In 2000, Zenith increased the estimate of unpaid Workers' Compensation losses for the 1999 accident year by about $8.0 million, principally as a result of higher than expected claims severity. This change in estimate means that workers' compensation loss reserves of $516.9 million at December 31, 1999 should have been higher by $8.0 million (or 1.5%).

        The Florida Special Disability Trust Fund ("SDTF") is a fund established in Florida to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $13.1 million, net of amounts due to reinsurers, at December 31, 2002. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect substantial recoveries for second injury claims from the SDTF. We received reimbursements of $5.6 million in 2002, $13.0 million in 2001 and $5.9 million in 2000. The SDTF is currently about 30 to 36 months behind schedule in reimbursing claims but we expect to fully recover the remaining amount receivable.

  Reinsurance Loss Reserves

        Reinsurance loss reserves constitute about 15.8% of the net liabilities for unpaid losses and loss adjustment expenses in Zenith's Consolidated Balance Sheet at December 31, 2002. For the past several years, Zenith has written predominantly property reinsurance for which loss reserves are paid within a few years. Zenith also maintains loss reserves related to assumed reinsurance liability business written as early as 1985, the year of inception of its Reinsurance operations. Liability reserves in the Reinsurance business may take many years to be paid in full. Zenith uses information supplied by ceding companies in addition to its own data and opinions in arriving at estimates of ultimate losses for assumed reinsurance business. Estimating catastrophe losses in the Reinsurance business is highly dependent upon the nature and timing of the event and Zenith's ability to obtain timely and accurate information with which to estimate its liability to pay losses. Loss reserve estimates for catastrophe losses in recent years have developed unfavorably as discussed below.

        In 2002, estimated catastrophe losses were $0.4 million before tax; principally from losses associated with floods in Europe; otherwise, there were no major catastrophe losses in 2002. In 2001, the Reinsurance operations were adversely impacted by $41.7 million of catastrophe losses before tax, including $37.6 million for the World Trade Center loss, net of additional premium income earned in the year attributable to original and reinstatement premiums. The World Trade

Center loss is discussed in detail below. Catastrophe losses of $22.6 million before tax in 2000 are attributable to estimates of additional losses from the events in 1999. In 1999, the worldwide catastrophe reinsurance business received a large number of claims attributable to a high frequency of natural disasters that year, culminating in severe storms in Europe at the end of 1999.

        In 2001, Zenith incurred a significant loss in connection with the attack on the World Trade Center on September 11. There is considerable uncertainty as to the aggregate amount of insured loss associated with the World Trade Center attack. Zenith has estimated its share of the loss to be approximately $48.0 million, both gross and net of reinsurance recoverable, by estimating the probable impact to each of its reinsurance contracts based on currently available information. Approximately 70% of the estimated loss is attributable to the contractual maximum loss payable by Zenith under its excess of loss reinsurance contracts and, therefore, our loss cannot exceed the amount we have estimated and reserved on those contracts. The remainder of the estimated loss is an estimate of expected losses incurred on assumed quota share reinsurance contracts. Customarily, after a claim, catastrophe reinsurance contracts are renewed for the unexpired term of the original contract and an additional premium, called a reinstatement premium, is due in consideration of the renewal. Zenith has also estimated such reinstatement premiums in connection with its estimate of the World Trade Center loss. The ultimate impact of the World Trade Center loss, after deducting original and reinstatement premium income on Zenith's assumed reinsurance contracts for 2001 is estimated to be $20.0 million before tax, or $13.0 million after tax. Zenith has written its assumed reinsurance business so that its exposure to reinsurance losses from any one event in a worst-case scenario is not expected to be more than approximately 5% of Zenith's stockholders' equity (currently about $15 million); the expected ultimate loss from the World Trade Center of $13.0 million after tax is within that 5% maximum. The information we have received so far has resulted in no change in the estimate of Zenith's World Trade Center loss at December 31, 2002 compared to 2001.

        Estimates of the impact of the World Trade Center loss and other catastrophes are based on the information that is currently available. Such estimates could change based on any new information that becomes available or based upon reinterpretation of existing information.

  Advent Capital

        In August 2002, Zenith acquired additional shares of Advent Capital and, as a result of the purchase, Zenith owns 20.9% of the outstanding shares of Advent Capital at December 31, 2002. Zenith is accounting for its investment on the equity method of accounting, lagged by one quarter to allow sufficient time for Advent Capital to prepare its financial information. Advent Capital manages and provides capital to support the underwriting of Lloyd's syndicates that underwrite, principally, insurance and reinsurance for property, property catastrophe and marine business. Advent Capital's net loss in 2001 of $53.2 million was attributable, principally, to its estimated net pre-tax loss of $66 million due to the terrorist attack on the World Trade Center. Under the SEC rules, information concerning the development of prior years' loss reserves of Advent Capital is required if our share of Advent Capital's loss reserves is greater than 5% of the total of our loss reserves and our share of Advent Capital's loss reserves as of December 31, 2002. Financial statements for the year ended December 31, 2002 of Advent Capital will be filed by way of amendment to this Form 10-K within the time period required by Rule 3-09 (b) of SEC Regulation S-X, and the related information concerning loss reserves, loss reserve development and other supplementary insurance information for 2002 will be included to the extent required.

  Environmental and Asbestos Losses

        Zenith has exposure to asbestos losses in its Workers' Compensation operations for medical, indemnity and loss adjustment expenses associated with covered workers' long-term exposure to asbestos or asbestos-containing materials. Many of the claims we have received date back to accidents in the 1960's, 1970's and early 1980's. Zenith's exposure is generally limited to a proportionate share of the workers' compensation-related loss for the period of time coverage was provided because other insurance companies also provided coverage during the period in which the claimant was exposed. In our history, we have paid and closed about 3,200 such asbestos-related workers' compensation claims for a total of $8.3 million, or approximately $2,600 per claim. At the end of 2002, we had 382 such claims open, and reserved for about $2.2 million, compared to our total workers' compensation loss reserves of $695.2 million, including an IBNR reserve estimate of $123.1 million.

        Zenith also has potential exposure to environmental and asbestos losses and loss adjustment expenses beginning in 1985 through its Reinsurance operations, but the business reinsured by Zenith in these operations contains exclusion clauses for such losses. Environmental and asbestos losses have not been material to Zenith's results of operations or financial condition. Zenith believes that its reserves for environmental and asbestos losses are currently appropriately established.

Reinsurance Ceded

  Excess of loss reinsurance

        Excess of loss reinsurance is a form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit. In accordance with general industry practices, we purchase excess of loss reinsurance to protect Zenith against the impact of large, irregularly-occurring losses in the Workers' Compensation business, which would otherwise cause sudden and unpredictable changes in net income and capital in our insurance business. Although we buy reinsurance to protect Zenith against very large workers' compensation losses, the largest individual workers' compensation claim we have ever had is for about $10.5 million excluding the benefit of reinsurance.

        Effective July 1, 2002, Zenith entered into an excess of loss reinsurance treaty with Employers Reinsurance Corporation ("Employers Re") which provides $9.0 million of reinsurance protection, per occurrence, for workers' compensation losses in excess of a $1.0 million retention, and applies to loss occurrences on or after July 1, 2002. The Employers Re treaty replaced the two previous excess of loss reinsurance contracts which provided for $9.2 million of reinsurance protection, per occurrence, in excess of a $0.8 million retention during the first six months of 2002, and reinsurance of $9.4 million, per occurrence, in excess of a retention of $0.6 million in 2001. In 2002, and for 2003, Zenith has also purchased from Employers Re $9.0 million of reinsurance protection, per occurrence or in the aggregate, during a treaty year in excess of a $1.0 million retention for losses arising out of terrorist acts. Effective January 1, 2003, Zenith has purchased additional reinsurance for losses arising out of terrorist acts, excluding nuclear, biological and chemical attacks, which provides 50% of $27.0 million of reinsurance protection in excess of $10.0 million. Losses arising out of acts of terrorism are otherwise excluded in all of our ceded reinsurance contracts (see the discussion of the Terrorism Risk Insurance Act of 2002 that follows).

        In each of the three years ended December 31, 2002, and in 2003, reinsurance provides protection for losses in excess of $10.0 million up to $60.0 million. In 2002, this reinsurance was provided primarily by AXA Reinsurance Company, XL Re America, Transatlantic Reinsurance Company, Odyssey America Reinsurance Corporation, Arch Reinsurance Company, ICH (Hanover) Re, Liberty Mutual Insurance Company and the London reinsurance market (primarily Lloyds Syndicates and certain United Kingdom insurance companies). In the three years ended December 31, 2002, Zenith has purchased catastrophe reinsurance coverage for losses as follows: for the two years ended December 31, 2001 - $40.0 million in excess of $60.0 million; for the years ended December 31, 2002 and 2003 - 50% of $40.0 million in excess of $60.0 million. In 2002, this reinsurance was placed with Ace Tempest Re, Hart Re, Everest Reinsurance Company and Converium Reinsurance Company. Effective January 1, 2003, catastrophe reinsurance covers an additional $50.0 million of losses in excess of $100.0 million. The coverage is provided by Swiss Re-Insurance Company, Everest Reinsurance Company, Hart Re and the London reinsurance market.

        In summary, Zenith has reinsurance protection for large catastrophe losses, excluding terrorism, of $150.0 million in excess of a retention of $1.0 million, except that Zenith remains 50% liable for the amount of any loss between $60.0 million and $100.0 million.

        Ceded reinsurance premiums for all of Zenith's excess of loss reinsurance protection for workers' compensation was $20.4 million, or 3.6% of workers' compensation earned premiums, in 2002, compared to $13.8 million, or 3.2% of workers' compensation earned premiums, in 2001, and $8.2 million, or 2.6% of workers' compensation earned premiums, in 2000. We expect our excess of loss reinsurance premiums to cost about 4.0% of workers' compensation premiums in the first half of 2003 and may change effective July 1, 2003 when the arrangements with Employers Re are scheduled for renewal.

  Quota share reinsurance

        Quota share reinsurance is a form of reinsurance in which the assuming company accepts a pro-rata share of the ceding company's losses and an equal share of the applicable premiums. In addition, the assuming company pays the ceding company a fee, known as a ceding commission, which is usually a percentage of the premiums ceded. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the assuming company. The effect on the ceding company is similar to increasing its capital, the principal constraint on the amount of business an insurance company can prudently write. Zenith and a subsidiary of Odyssey Re Holdings Corp. ("Odyssey Re"), a subsidiary of Fairfax, entered into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith in the three years commencing January 1, 2002. Ceded earned premiums under the quota share were $36.8 million in 2002.

  Other reinsurance ceded

        Other than our excess of loss reinsurance protection and the quota share agreement, we are involved in collecting reinsurance recoverable under reinsurance contracts that were entered into by companies that we acquired and whose reinsurance arrangements we terminated. Our total recoverable on unpaid loss and loss adjustment expenses from all reinsurance at December 31, 2002 was $220.6 million compared to $221.6 million at December 31, 2001. Included in these amounts are reinsurance recoverables of $50.8 million and $67.8 million at December 31, 2002 and 2001, respectively, relating to reinsurance arrangements entered into by RISCORP and assumed by Zenith in the acquisition of RISCORP in 1998. The principal reinsurers from which such RISCORP-related amounts are recoverable are: American Re-Insurance Company, Chartwell Reinsurance Company, Continental Casualty Co., Swiss Re-Insurance Company and Trenwick Reinsurance Company. Also, in connection with the RISCORP Acquisition, Zenith Insurance entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid loss and allocated loss adjustment expenses assumed by Zenith from RISCORP at April 1, 1998 up to $50.0 million in excess of $182.0 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is secured by a trust account.

  Recoverability of ceded reinsurance

        Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. We monitor the financial condition of our reinsurers and do not believe that Zenith is currently exposed to any material credit risk through its ceded reinsurance arrangements other than in connection with Reliance Insurance Company ("Reliance"). Historically, no material amounts due from reinsurers have been written-off as uncollectible because most of our reinsurance is recoverable from large, well-capitalized reinsurance companies. However, on October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance in response to a petition from the Pennsylvania Department of Insurance. At December 31, 2002, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. Zenith Insurance has recorded a provision for impairment of its reinsurance recoverable from Reliance of $3.0 million at December 31, 2002 and 2001. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities.

  Terrorism Risk Insurance Act of 2002

        In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") became effective. The principal purpose of the Act was to provide a role for the Federal Government in the provision of insurance for losses sustained in connection with terrorism. Prior to the Act, insurance (except for workers' compensation insurance) and reinsurance for losses arising out of acts of terrorism were severely restricted in their availability from private insurance and reinsurance companies. Under the Act, all licensed insurers must offer terrorism coverage on most commercial lines of business. The Act is effective for the period from November 26, 2002 until December 31, 2005. The Secretary of the Treasury must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. Losses arising out of the act of terrorism must exceed $5.0 million. If an event is certified, the Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company will be responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year — 7% in 2003, 10% in 2004 and 15% in 2005. For losses in excess of the deductible, the Federal Government will reimburse companies for 90% of the loss up to their proportionate share of $100.0 billion of aggregate losses. Policy surcharges may be required to recover certain of the losses reimbursed by the Federal Government.

        The deductible for 2003 under the Act attributable to our Workers' Compensation business is approximately $38 million, based on the formula described above. However, due to the definitions of "affiliate" and "control" under the Act, it is unclear at this time if our direct earned premiums will be included with the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax for purposes of calculating the deductible. In the event that Fairfax's premiums are included with Zenith's for purposes of the deductible calculations, the deductible would be substantially greater than $38 million. Zenith intends to seek a determination from the U.S. Treasury Department that it is not an affiliate of Fairfax for purposes of calculating the deductible amount. Although companies controlled by Fairfax own 42% of the outstanding common stock of Zenith National at December 31, 2002, in separate filings with the departments of insurance in California, Texas and New York, Fairfax has disclaimed control of Zenith National. Fairfax has also granted a proxy covering all its shares of Zenith National to an individual trustee with instructions to vote the shares in proportion to the voting of all other Zenith National shareholders. Fairfax and Zenith have no common Directors, management, employees or business infrastructure. We cannot be assured that we will be able to obtain a favorable determination from the U.S. Treasury Department. We have purchased reinsurance for acts of terrorism in the amount of $9.0 million in excess of a retention of $1.0 million in 2003. In addition for 2003, we have purchased reinsurance for terrorism, excluding nuclear, biological and chemical attacks, up to 50% of losses of $27.0 million in excess of $10.0 million. The cost of such terrorism reinsurance is approximately $2.0 million including the reinsurance from $1.0 million to $10.0 million.

        Notwithstanding the protection provided by the Act and by the other reinsurance we have purchased, the risk of severe losses to Zenith from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. In our Workers' Compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations. In our Reinsurance business, most of the contracts we have written in 2002 and 2003 exclude losses from terrorism, and any terrorism exposure we have assumed is subject to our underwriting guidelines not to write business that could expose us to losses of greater than approximately $15 million after deducting applicable premium income and after tax. The impact of any future terrorist acts is unpredictable, and the ultimate impact on Zenith, if any, of losses from any future terrorist acts will depend upon their nature, extent, location and timing.

  Intercompany reinsurance pooling agreement

        Zenith's insurance subsidiaries are parties to an intercompany pooling agreement. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2002, the proportions of the pooling agreement were as follows: Zenith Insurance - 97.5%; ZNAT Insurance - 2.0%; and Zenith Star - 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements.

Marketing and Staff

        The business in the Workers' Compensation operations is produced by approximately 2,000 independent licensed insurance agents and brokers throughout California, Florida, Texas, North Carolina and other states in which Zenith conducts its business. Zenith's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

        Applications for insurance and reinsurance submitted by all agents and brokers are evaluated by professional underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of rate adequacy, economic considerations, and review of known data on the particular risk. We retain all authority over underwriting, claims processing, safety engineering and auditing and do not delegate any such authority to our agents or brokers.

Competition

        Competition in the insurance business is based upon price, product design and quality of service. The insurance industry is highly competitive, and competition is particularly intense in the national workers' compensation industry. Zenith competes not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Recent regulatory action should mitigate the competitive behavior of the State Compensation Insurance Fund in California. Competition also exists with self-insurance and captive insurers. Many companies in competition with us have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

Regulation

        The insurance business is subject to state-by-state regulation and legislation focused on solvency, pricing, market conduct, claims practices, underwriting, accounting, investment criteria and other areas. Such regulation and legislation is subject to continual change, and compliance is an inherent risk of the business.

  State Departments of Insurance

        Insurance companies are primarily subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Our insurance subsidiaries are primarily subject to regulation and supervision by the California Department of Insurance, except for Zenith Star, which is primarily subject to regulation and supervision by the Texas Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and rates; periodically examine financial statements; determine the form and content of required financial statements; and periodically examine market conduct.

        Detailed annual and quarterly financial statements and other reports are required to be filed with the departments of insurance in which we are licensed to transact business. The financial statements of our insurance subsidiaries are subject to periodic examination by the California and Texas Departments of Insurance. The California Department of Insurance is currently conducting an examination of Zenith Insurance and ZNAT Insurance as of December 31, 2001. Zenith Insurance and ZNAT Insurance were examined by the California Department of Insurance as of December 31, 1996 and the Report of Examination contained no material findings. The Texas Department of Insurance is currently conducting an examination of Zenith Star as of December 31, 2001. Zenith Star was examined by the Texas Department of Insurance as of December 31, 1996, and the Report of Examination contained no material findings.

        In California, Zenith Insurance and ZNAT Insurance are required to maintain investments on deposit meeting specified standards that have an aggregate market value equal to the companies' workers' compensation loss reserves. For this purpose, loss reserves are defined as the current estimate of reported and unreported claims net of reinsurance, plus a statutory formula reserve based on a minimum of 65% of workers' compensation earned premiums for the latest three years. Zenith Insurance and ZNAT Insurance are subject to similar deposit requirements in certain other states based on those states' statutes.

  The National Association of Insurance Commissioners

        The National Association of Insurance Commissioners (the "NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (the "Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

        In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which, effective January 2001, replaced the previous Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. (Statutory accounting is a comprehensive basis of accounting for insurance companies based on the Codification and state laws, regulations and general administrative rules.) The Codification provides guidance for the areas where statutory accounting had been silent and changed previous statutory accounting in some areas. The California and Texas Departments of Insurance have adopted the Codification. The Codification did not have a material impact on the statutory capital and surplus of Zenith's insurance operations when it was adopted.

        Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These "risk-based capital" ("RBC") requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2002, the capital and surplus of Zenith Insurance was 349% of the Authorized Control Level of RBC.

        The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and State Insurance Departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2002 IRIS results for Zenith Insurance showed one result outside the "normal" range for such ratios, as such range is determined by the NAIC. This result was attributable to the growth in Workers' Compensation premiums in 2002 compared to 2001.

  Insurance Holding Company System Regulatory Act

        Zenith's insurance operations are subject to the California and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts"), which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation. The Holding Company Acts also limit dividend payments and material transactions by Zenith's insurance operations. See Item 5 for a discussion of dividend restrictions related to the Holding Company Acts.

Risks Relating to Our Business

        Our business is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. Some of these risks and uncertainties are described below. These and other risks are also described elsewhere in this Item 1 - Description of the Business, under Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and under Item 8 - Notes to Consolidated Financial Statements in Zenith's 2002 Annual Report to Stockholders.

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.

        If we fail to accurately assess the risks associated with the businesses that we insure or reinsure, our reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Reserves are merely estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our reserves resulting in a charge to our earnings. For example, in the fourth quarter of 2002, we increased our estimate of workers' compensation loss reserves for prior periods by $30.0 million due to higher inflation trends in the second half of the year. If we need to increase our reserves again in the future, we would incur additional charges to our earnings, and our business and financial condition would be adversely affected, possibly materially.

        Our loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Operational changes in claims handling practices over the years may impact the interpretation of the historical data, which can also be impacted at the same time by external forces such as legislative changes, economic fluctuations and legal trends. Key assumptions in the estimation process for workers' compensation reserves are the severity trends, including the increasing costs of health care on the medical component of claim costs. If there were unfavorable changes in severity trends, our reserves may need to be increased, as described above. Our reserve estimates for catastrophe losses in the assumed reinsurance business are heavily dependent upon obtaining information timely from ceding companies. Estimates of catastrophe losses can be negatively impacted by lags in reporting from ceding companies. In addition, we are subject to the risk that the ceding company may not have adequately estimated the amount of the reinsured loss.

If we are unable to obtain or collect on ceded reinsurance, our ability to write new policies could be materially adversely affected.

        We buy reinsurance protection in our workers' compensation business to protect us from the impact of large losses over $1.0 million and from the accumulation of losses up to $150.0 million, except that we remain liable for 50% of the amount of any loss between $60.0 million and $100.0 million. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. Any decrease in the amount of our reinsurance will increase our risk of loss and could materially adversely affect our business and financial condition.

        In addition, we are subject to credit risk with respect to our reinsurers. Ceded reinsurance does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid and, in the case of long-term workers' compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled.

Catastrophe losses in our assumed reinsurance business will cause fluctuations in net income.

        In our assumed reinsurance business, we participate in the assumed reinsurance of property catastrophe losses. The loss experience of property catastrophe reinsurers has generally been characterized as low frequency but high severity in nature. Because accounting rules do not permit reinsurers to reserve for such catastrophes until they occur, claims from catastrophes could cause substantial volatility in our financial results for any fiscal quarter or year. Accordingly, our net income typically decreases in periods when there are large catastrophe losses and typically increases in the absence of catastrophe losses. These fluctuations could have a material adverse effect on our financial condition.

        Various events cause catastrophes, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and fires as well as man-made events, such as acts of war, acts of terrorism and political instability. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected and the severity of the event. The amount of catastrophe reinsurance we write in any one year is limited to produce an expected estimated maximum loss from a single, worst-case scenario of approximately $15 million, net of all applicable premiums and reinstatement premiums and net of tax. However, we participate in several global catastrophe reinsurance treaties, and catastrophe losses could be sizable enough to impact our annual earnings significantly, as they have in recent years. Our current estimated loss from the terrorist attack on the World Trade Center on September 11, 2001 is approximately $13.0 million after tax and all applicable premiums and reinstatement premiums.

The risks associated with property and casualty reinsurance underwriting could adversely affect us.

        Because we participate in property and casualty reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates, we could face significant losses on these contracts.

Acts of terrorism could negatively impact our business and our financial condition.

        Under our workers' compensation policies, we are required to provide workers' compensation benefits for losses resulting from certain acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us will depend upon the nature, extent, location and timing of such an act. Any such impact on us could be material.

        The Terrorism Risk Insurance Act of 2002 is effective for the period from November 26, 2002 through December 31, 2005. Prior to the Act, insurance coverage by private insurers for losses (other than workers' compensation) arising out of acts of terrorism was severely limited. The Act provides, among other things, that all licensed insurers must offer terrorism coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury and that exceed $5.0 million will be reimbursed by the Federal Government subject to a limit of $100.0 billion in any year and less a deductible calculated for each insurer. Each insurance company is responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the Federal Government will reimburse companies for up to 90% of the loss up to the insurer's proportionate share of the $100.0 billion.

        The deductible for 2003 under the Act attributable to our workers' compensation business is approximately $38 million, based on the formula described above. However, due to the definitions of "affiliate" and "control" under the Act, it is unclear at this time if our direct earned premiums will be included with the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax, our significant stockholder, for purposes of calculating the deductible. In the event that Zenith's premiums are included with Fairfax's for purposes of the deductible calculations, the deductible would be substantially greater than $38 million.

        Zenith intends to seek a determination from the U.S. Treasury Department that it is not an affiliate of Fairfax for purposes of calculating the deductible amount. Although companies controlled by Fairfax own 42% of the outstanding shares of Zenith National at December 31, 2002, in separate filings with the Departments of Insurance in California, Texas and New York, Fairfax has disclaimed control of Zenith. Fairfax has also granted a proxy covering all of its shares of Zenith National to a trustee with instructions to vote the shares in proportion to the voting of all other Zenith shareholders. Fairfax and Zenith have no common Directors, management, employees or business infrastructure. However, we may not be able to obtain a favorable determination from the U.S. Treasury Department.

        We have purchased reinsurance for acts of terrorism in the amount of $9.0 million in excess of a retention of $1.0 million, and we have purchased additional reinsurance for acts of terrorism, excluding nuclear, biological and chemical attacks, of up to 50% of losses of $27.0 million in excess of $10.0 million.

        An act of terrorism may not be covered by the Act and, if it is covered, our ability to collect reimbursement from the Federal Government will be limited to the amounts permitted by the Act. In addition, we are subject to the risks with respect to reinsurance described above. Accordingly, any acts of terrorism could materially adversely affect our business and financial condition. Acts of war and acts of domestic terrorism are not covered by the Act.

The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.

        Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the departments of insurance in California and Texas. These state agencies have broad regulatory powers designed to protect policyholders, and not stockholders or other investors. These powers include, among other things, the ability to:

  •
  influence how we conduct our business;

  •
  place limitations on our investments and dividends;

  •
  place limitations on our ability to transact business with our affiliates;

  •
  set standards of solvency to be met and maintained; and

  •
  prescribe the form and content of, and to examine, our financial statements.

        In addition, workers' compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California, on January 1, 2003, workers' compensation legislation became effective that provides for increases in the benefits payable to injured workers. In Florida, the rates at which we provide coverage are determined by regulation. Legislation and regulation also impact our ability to investigate fraud and other abuses of the workers' compensation system in the states in which we do business. Our relationships with medical providers are also impacted by legislation and regulation, including penalties for failure to make timely payments.

        Federal legislation typically does not directly impact our workers' compensation business, but changes in health care and occupational safety and health regulations can indirectly impact us. In addition, we were impacted by the Terrorism Risk Insurance Act of 2002, as discussed above, and by the Gramm Leach Bliley Act of 2002 related to disclosure of personal information. Moreover, changes in federal tax laws could also impact our business.

        This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might desire to increase our profitability. In addition, we may be unable to maintain all required approvals or comply fully with the wide variety of applicable laws and regulations, which are continually undergoing revision, or the relevant authority's interpretation of such laws and regulations.

A downgrade in the financial strength rating of our insurance subsidiaries could reduce the amount of business we are able to write.

        Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries currently have a financial strength rating of A- (Excellent) from A.M. Best, which we believe has the most influence on our business. The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Our competitive position relative to other companies is determined in part by our financial strength rating. Any reduction in our A.M. Best rating below A-, or a downgrading by one of the other rating agencies, could cause a reduction in the number of policies we write in both our workers' compensation and our assumed reinsurance business and could have a material adverse effect on our results of operations and our financial position.

Intense competition could adversely affect our ability to sell policies at rates we deem adequate.

        In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation area, we compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have determined to self-insure. Some of our competitors have greater financial, marketing and management resources than Zenith. Intensive competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in Florida, where rates for workers' compensation insurance are determined by regulation, we use our own rates to determine the price for our workers' compensation policies. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices to maintain market share or other revenue targets. As a result, our profitability during those times has decreased.

        In the assumed reinsurance business, our premium volume fluctuates as competitive conditions cause fluctuations in prevailing rates for reinsurance. In the reinsurance business, new capital can rapidly enter the market when prevailing prices are perceived to be favorable to reinsurers. The new capital is used to form new companies or increase the capacity of existing companies or other underwriting entities, such as syndicates of Lloyd's of London.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

        Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, United States participation in hostilities with other countries and large-scale acts of terrorism may adversely affect the economy generally, and our investment income could decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equities markets, and, consequently, the value of the equity securities we own. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders' equity and our policyholders' surplus.

        Interest rates have declined steadily in the past several years. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in our balance sheet. Our stockholders' equity will continue to fluctuate with any future changes in interest rates.

        We also invest in below investment-grade securities. The risk of default by borrowers that issue below investment-grade securities is significantly greater than other borrowers because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession. In addition, these securities are generally unsecured and often subordinated to other debt. The risk that we may not be able to recover our investments in below investment-grade securities is higher than with investment-grade securities.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California and Florida.

        Our business is concentrated in California (55% of 2002 workers' compensation earned premiums) and in Florida (19% of 2002 workers' compensation earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. For example, regulatory changes in California in the early 1990's created intense price competition in our workers' compensation business from about 1995 to 1999, during which time our overall profitability experienced significant declines as a result. In addition, California and Florida are states that are exposed to severe natural perils, such as earthquakes and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks of having our business spread more evenly by state.

We rely on independent insurance agents and brokers.

        The failure or inability of independent insurance agencies and brokers to market our insurance programs successfully could have a material adverse effect on our business, financial condition and results of operations. The business in our workers' compensation operations is produced by approximately 2,000 licensed insurance agents and brokers. Our assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries. Agencies and brokers are not obligated to promote our insurance programs and may sell competitors' insurance programs. As a result, our business depends in part on the marketing efforts of these agencies and brokers and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of the these agencies and brokers.

Assessments and other surcharges for guaranty funds and second injury funds and other mandatory pooling arrangements may reduce our profitability.

        Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. These obligations are funded by assessments that are expected to continue in the future as a result of recent insolvencies. Many states also have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in some states, insurance companies are required to participate in mandatory workers' compensation shared market mechanisms or pooling arrangements, which provide workers' compensation insurance coverage from private insurers. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

The effects of the increasing amount of litigation against insurers on our business are uncertain.

        Like other members of the insurance industry, we are the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices.

Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and pay dividends.

        Zenith National is a holding company which transacts substantially all of its business through its subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay expenses and dividends, depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payments of dividends by our insurance company subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future. As a result, at times, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant.

Fairfax has granted a voting proxy with respect to the owned shares of our common stock, which may impede attempts to replace or remove our Board or management.

        As of December 31, 2002, companies controlled by Fairfax owned 42% of our outstanding common stock. Fairfax has disclaimed any control of Zenith National and has granted to a trustee a proxy to vote all of the shares of common stock held by Fairfax and its subsidiaries. The proxy provides that the trustee must vote all such shares in proportion to the voting of all other Zenith National shareholders, except in the event of a proxy contest that is not supported by management and that occurs prior to the earlier of June 30, 2004 and the date on which Stanley R. Zax is no longer our full-time Chairman and President. If such a hostile proxy contest were to occur, the shares must be voted as recommended by management. This arrangement could prevent or delay a change in our Board of Directors or management, and could cause, the value of our securities to decline.

Item 2. Properties.

        Zenith Insurance owns a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National and its subsidiaries. Zenith Insurance also owns a 120,000 square foot branch office facility in Sarasota, Florida and a 2 acre vacant parcel in the vicinity. In the regular conduct of business, Zenith Insurance leases offices in various cities. See Notes to Consolidated Financial Statements — Note 14 — "Commitments and Contingent Liabilities" in Zenith's 2002 Annual Report to Stockholders, which note is hereby incorporated by reference. Zenith considers its owned and leased facilities to be adequate for the needs of the organization.

Item 3. Legal Proceedings.

        On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (the "Asset Purchase Agreement") between Zenith Insurance and RISCORP, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and another defendant in the Superior Court of Fulton County in the State of Georgia. RISCORP's lawsuit sought a declaration that would have had the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. On September 4, 2002, by stipulation, the litigation filed by RISCORP was dismissed with prejudice and with no liability to Zenith.

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

Quarter	2002	2001
First:
High	$31.25	$30.70
Low	27.36	22.80
Second:
High	32.25	27.92
Low	28.90	23.41
Third:
High	31.81	30.15
Low	23.35	23.78
Fourth:
High	29.45	29.30
Low	22.00	24.40

        As of March 7, 2003, there were 250 registered holders of record of Zenith National common stock.

        The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith National common stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board	Type and Amount of Dividend	Record Date For Payment	Payment Date

February 12, 2003	$0.25 cash per share	April 30, 2003	May 14, 2003
December 10, 2002	$0.25 cash per share	January 31, 2003	February 14, 2003
September 12, 2002	$0.25 cash per share	October 29, 2002	November 14, 2002
May 22, 2002	$0.25 cash per share	July 29, 2002	August 14, 2002
February 12, 2002	$0.25 cash per share	April 30, 2002	May 15, 2002
December 11, 2001	$0.25 cash per share	January 31, 2002	February 14, 2002
September 6, 2001	$0.25 cash per share	October 31, 2001	November 14, 2001
May 24, 2001	$0.25 cash per share	July 31, 2001	August 14, 2001
February 13, 2001	$0.25 cash per share	April 30, 2001	May 15, 2001

        The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the appropriate insurance regulatory authorities in the states of California and Texas must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. No such dividends have been paid in 2002. In each of the years ended December 31, 2001 and 2000, Zenith Insurance paid $10.0 million in dividends to Zenith National. During 2003, Zenith Insurance will be able to pay $31.0 million in dividends to Zenith National without prior approval. In March 2003, Zenith Insurance paid a dividend of $10.0 million to Zenith National. The restrictions on the payment of such dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability to pay dividends. In a recent court ruling, a California statute that allowed a deduction for the dividends received from wholly-owned insurance companies in the determination of taxable income for the California Franchise Tax was held unconstitutional in certain circumstances. The consequences of the decision are unclear, but it is possible that the California Franchise Tax Board ("FTB") could take the position that the decision has caused the statute to be invalid for all purposes and disallow in its entirety the deduction for dividends received from insurance subsidiaries. If sustained, such action by the FTB would have the effect of imposing a tax of approximately 6% (after the benefit of a federal tax deduction) on any dividends paid from Zenith Insurance to Zenith National. Zenith is unable to predict the ultimate outcome of this matter, which depends upon the actions of the FTB, the prospects for appropriate legislative relief and various tax strategies that may be available to Zenith to alleviate the consequences of any actions by the FTB.

Item 6. Selected Financial Data.

        The 5-Year Summary of Selected Financial Information, included in Zenith's 2002 Annual Report to Stockholders, is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

        Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, included in Zenith's 2002 Annual Report to Stockholders, is hereby incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

        The "Market Risk of Financial Instruments" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in Zenith's 2002 Annual Report to Stockholders, is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Notes thereto included in Zenith's 2002 Annual Report to stockholders are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Proxy Statement distributed to stockholders in connection with Zenith's 2003 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed by Zenith after the date this Report on Form 10-K is filed, is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Position	Term	Executive Officer Since
Stanley R. Zax	65	Chairman of the Board and President	Annual	1977
Jack D. Miller	57	Executive Vice President	Annual	1998
Robert E. Meyer	54	Senior Vice President and Actuary	Annual	2000
William J. Owen	45	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	Annual	2000
John J. Tickner	64	Senior Vice President and Secretary	Annual	1985

        Each of the executive officers is an officer of Zenith National and certain of its subsidiaries and each has occupied an executive position with Zenith National or a subsidiary of Zenith National for more than five years.

        There are no family relationships between any of the executive officers, and there are no arrangements or understandings pursuant to which any of them were selected as officers.

Item 11. Executive Compensation.

        The information set forth under the captions "Directors' Compensation," "Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Employment Agreements and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee's Report on Executive Compensation" in the Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

        The information set forth in footnotes 1 and 2 to the table set forth under the caption "Election of Directors" and under the caption "Certain Transactions with Fairfax Financial" in the Proxy Statement is hereby incorporated by reference.

Item 14. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

        Zenith's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Zenith's disclosure controls and procedures are timely and effective in alerting them to material information relating to Zenith required to be included in Zenith's reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Controls.

        Since the Evaluation Date, there have not been any significant changes in Zenith's internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Documents filed as part of the report:

    1.
    Financial Statements:

      Report of Independent Accountants incorporated herein by reference from Zenith's 2002 Annual Report to Stockholders

      Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2002 Annual Report to Stockholders in Item 8 of Part II:

        Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

          Consolidated Balance Sheet as of December 31, 2002 and 2001

          Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2002

          Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules:

      Report of Independent Accountants on Financial Statement Schedules

      Zenith National Insurance Corp. and Subsidiaries:

        As of December 31, 2002:

          I — Summary of Investments — Other Than Investments in Related Parties

        For the years ended December 31, 2002, 2001 and 2000:

          III — Supplementary Insurance Information

          IV — Reinsurance

          V — Valuation and Qualifying Accounts

      Zenith National Insurance Corp.:

        As of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000:

          II — Condensed Financial Information of Registrant

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
3.9	By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

4.1
Indenture, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association, as trustee, pursuant to which Zenith issued its 8.55% Subordinated Deferrable Interest Debentures. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
4.2
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
10.6
Amendment No. 5, dated March 31, 1999, to the Cost Allocation Agreement between Zenith National Insurance Corp., Zenith Insurance Company, ZNAT Insurance Company, CalFarm Insurance Company, CalFarm Life Insurance Company, and CalFarm Insurance Agency, dated December 31, 1990. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.7
Amended and Restated Tax Sharing Agreement by, between and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, CalRehab Services, Inc., CalFarm Insurance Company, CalFarm Insurance Agency, Cal-Ag Insurance Services, Inc., CalFarm Annuity Services Company, ZNAT Insurance Company and CalFarm Life Insurance Company, dated January 1, 1991. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.8
Amendment No. 1, dated December 28, 1995, to the Amended and Restated Tax Sharing Agreement, by, between and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, CalRehab Services, Inc., CalFarm Insurance Company, CalFarm Insurance Agency, Cal-Ag Insurance Services, Inc., CalFarm Annuity Services Company, ZNAT Insurance Company and CalFarm Life Insurance Company, dated January 1, 1991. (Incorporated herein by reference to Exhibit 10.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.9
Amendment No. 2, dated March 31, 1999, to the Amended and Restated Tax Sharing Agreement, by, between and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, CalRehab Services, Inc., CalFarm Insurance Company, CalFarm Insurance Agency, Cal-Ag Insurance Services, Inc., CalFarm Annuity Services Company, ZNAT Insurance Company and CalFarm Life Insurance Company, dated January 1, 1991. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.10
Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993. (Incorporated herein by reference to Exhibit 10.10 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.11
Amendment No. 1, dated January 25, 1995, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993. (Incorporated herein by reference to Exhibit 10.11 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.12
Amendment No. 2, dated January 1, 1997, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993. (Incorporated herein by reference to Exhibit 10.12 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.13
Amendment No. 3, dated July 15, 1998, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.14
Amendment No. 4, dated March 31, 1999, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.15
Purchase Agreement, dated February 4, 1981, among Reliance Insurance Company, Zenith National Insurance Corp., the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.16
Master Transaction Agreement, dated as of October 7, 2002, by and among Meritage Corporation, a Maryland corporation; MTH-Homes Nevada, Inc., an Arizona corporation; Perma-Bilt, A Nevada Corporation; and Zenith National Insurance Corp., a Delaware corporation. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.17
Agreement of Purchase and Sale of Assets, dated as of October 7, 2002, by and among Meritage Corporation, a Maryland corporation; MTH-Homes Nevada, Inc., an Arizona corporation; Perma-Bilt, A Nevada Corporation; and Zenith National Insurance Corp., a Delaware corporation. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.18
Agreement of Purchase and Sale of Real Property, dated as of October 7, 2002, by and among Meritage Corporation, a Maryland corporation; MTH-Homes Nevada, Inc., an Arizona corporation; Perma-Bilt, A Nevada Corporation; and Zenith National Insurance Corp., a Delaware corporation. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.19
Indemnification Agreement, dated as of October 7, 2002, by and among Meritage Corporation, a Maryland corporation; MTH-Homes Nevada, Inc., an Arizona corporation; Perma-Bilt, A Nevada Corporation; and Zenith National Insurance Corp., a Delaware corporation. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.20
Non-Disclosure and Non-Compete Agreement, dated as of October 7, 2002, by and among Meritage Corporation, a Maryland corporation; MTH-Homes Nevada, Inc., an Arizona corporation; Zenith National Insurance Corp., a Delaware corporation; and Perma-Bilt, A Nevada Corporation. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.21
Agreement Regarding Purchase Price and Indemnification, dated as of October 7, 2002, by and among Zenith National Insurance Corporation, a Delaware corporation, Perma-Bilt, a Nevada Corporation and Daniel Schwartz. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.22
Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation of Overland Park, Kansas, Zenith Insurance Company and ZNAT Insurance Company, both of Woodland Hills, California, and Zenith Star Insurance Company of Austin, Texas, dated as of July 1, 2002. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.23
Stock Purchase Agreement, dated February 22, 1999, between Zenith Insurance Company and Nationwide Mutual Insurance Company. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, dated March 9, 1999.)

10.24
Stock Purchase Agreement, dated as of November 21, 2001, between Zenith National Insurance Corp. and Odyssey Reinsurance Corporation. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, filed December 6, 2001.)
*10.25
Zenith National Insurance Corp. 1996 Employee Stock Option Plan, approved by the Stockholders on May 22, 1996. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
*10.26
Amendment No. 1, dated December 8, 1998, to Zenith National Insurance Corp. 1996 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
*10.27
Amendment No. 2, dated May 24, 2001, to Zenith National Insurance Corp. 1996 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
*10.28
Employment Agreement, dated January 5, 1998, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1997.)
*10.29
Amendment to Employment Agreement, dated March 1, 2000, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10.30
Amendment No. 2, dated as of September 17, 2002, to Employment Agreement, dated and effective as of January 5, 1998, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
*10.31
Restated and Amended Employment Agreement, executed March 13, 2001, between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2000.)
*10.32
Employment Agreement, dated October 20, 1997, between Zenith Insurance Company and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.1 to Zenith Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)
*10.33
Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.20 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10.34
Employment Agreement, dated October 20, 1997, between Zenith Insurance Company and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10.35
Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.22 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)

*10.36
Stock Option Agreement, dated March 15, 1996, between Zenith and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
*10.37
Zenith National Insurance Corp. Executive Officer Bonus Plan, dated March 21, 1994. (Incorporated herein by reference to Exhibit 10.12 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.38
Aggregate Excess of Loss Reinsurance Agreement between Associated General Contractors Self Insurers Trust Fund (now part of Zenith Insurance Company) and Reliance Insurance Company effective December 31, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.39
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
10.40
Aggregate Excess of Loss Reinsurance Agreement, dated August 1, 1998, between Zenith National Insurance Group and Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.32 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.41
Special Endorsement to Retrocessional Agreement, dated August 1, 1998, between American Re-Insurance Company, Inter-Ocean Reinsurance Company LTD., and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.28 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.42
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
10.43
Endorsement Number 1 to Aggregate Excess of Loss Reinsurance Agreement, dated December 22, 1999, between Zenith National Insurance Group, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.30 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.44
Trust Agreement, dated December 18, 1998, between Inter-Ocean Reinsurance Company, LTD and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.34 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.45
Trust Agreement, dated October 5, 2001, among American Re-Insurance Company (as Grantor), Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company (collectively, as Beneficiary), and State Street Bank and Trust Company (as Trustee). (Incorporated herein by reference to Exhibit 10.32 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.46
Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, dated May 22, 1995. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1995.)
10.47
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
10.48
Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)
10.49
Worker's Compensation Quota Share Reinsurance Agreement between Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company (collectively, as cedant) and Odyssey America Reinsurance Corporation (as Reinsurer) dated December 28, 2001. (Incorporated herein by reference to Exhibit 10.36 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.50
Promissory Note, dated August 9, 2002, from Zenith National Insurance Corp. to City National Bank. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.51
Amended and Restated Credit Agreement, dated as of September 30, 2002, between Zenith National Insurance Corp., and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
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
11
Statements re computation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 18 — "Earnings and Dividends Per Share" in Zenith's 2002 Annual Report to Stockholders.)

13
Zenith's Annual Report to Stockholders for the year ended December 31, 2002, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, dated March 14, 2003. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
99.1	Certification, dated March 14, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement

  (b)
  Reports on Form 8-K

  Zenith filed a Current Report on Form 8-K dated October 8, 2002 in connection with the sale of its home-building business and related real estate assets.

  Zenith filed Amendment No. 1 to the Current Report on Form 8-K/A on November 6, 2002 in connection with Zenith's additional acquisition on August 23, 2002 of approximately 19.2 million shares of Advent Capital (Holdings) PLC, a U.K. company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2003.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 14, 2003.

/s/ STANLEY R. ZAX Stanley R. Zax	Chairman of the Board, President and Director (Principal Executive Officer)
/s/ MAX M. KAMPELMAN Max M. Kampelman	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ LEON E. PANETTA Leon E. Panetta	Director
/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director
/s/ WILLIAM S. SESSIONS William S. Sessions	Director
/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director
/s/ MICHAEL WM. ZAVIS Michael Wm. Zavis	Director
/s/ WILLIAM J. OWEN William J. Owen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHAIRMAN OF THE BOARD AND PRESIDENT

I, Stanley R. Zax, certify that:

  1.
  I have reviewed this Annual Report on Form 10-K of Zenith National Insurance Corp.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President, Zenith National Insurance Corp.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William J. Owen, certify that:

  1.
  I have reviewed this Annual Report on Form 10-K of Zenith National Insurance Corp.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President and Chief Financial Officer, Zenith National Insurance Corp.

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Numbers 33-8948, 33-22219, 333-04399, 333-79199 and 333-62798) of our report dated February 4, 2003 relating to the consolidated financial statements as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, which appears in the 2002 Annual Report to Stockholders of Zenith National Insurance Corp. (the "Company"), which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. We also consent to the incorporation by reference of our report dated February 4, 2003 relating to the financial statement schedules, which appears in such Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Los Angeles, California
March 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 4, 2003 appearing in the 2002 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California
February 4, 2003

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

December 31, 2002

Column A	Column B	Column C	Column D
Type of investment	Cost(1)	Fair value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Bonds:
United States Government and government agencies and authorities	$166,744	$170,920	$167,470
Public utilities	22,199	20,603	20,603
States, municipalities and political subdivisions	53,665	54,312	54,312
Industrial and miscellaneous	515,669	542,508	542,190
Redeemable preferred stocks	21,762	25,285	25,285

Total fixed maturity securities:	780,039	813,628	809,860
Equity securities:
Floating rate preferred stocks	6,799	6,420	6,420
Convertible and non-redeemable preferred stocks	6,056	6,695	6,695
Common stocks:
Industrial, misc. and all other	24,317	23,230	23,230
Banks, trust and insurance companies	14,514	12,289	12,289

Total equity securities	51,686	48,634	48,634
Mortgage loans	26,924	26,924	26,924
Short-term investments	158,078	158,078	158,078
Other investments	54,788	54,788	54,788

Total investments	$1,071,515	$1,102,052	$1,098,284

(1)
Original cost for equity securities. Original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts for fixed maturity securities.
(2)
Amount at which shown in the balance sheet may differ from cost or fair value for fixed maturity securities depending on the classification of the underlying securities in accordance with Statement of Financial Accounting Standards No. 115 — "Accounting for Investments in Certain Debt and Equity Securities."

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

BALANCE SHEET

	December 31,
(Dollars and shares in thousands)	2002	2001
		(Restated— see Note A)
ASSETS
Investments:
Common stocks, at fair value (cost $129 in 2002 and $1,678 in 2001)	$131	$1,578
Short-term investments (at cost, which approximates fair value)	7,813	77,817

Total investments	7,944	79,395
Cash	275	608
Investment in subsidiaries (Note A)	387,176	309,134
Receivable from subsidiaries (Note A)	38	43,998
Other assets	16,929	17,644

Total assets	$412,362	$450,779

LIABILITIES
Senior notes payable, less unamortized issue cost of $32 in 2001 (Note B)		$57,203
8.55% Subordinated Deferrable Interest Debentures, less unamortized issue cost of $240 in 2002 and $250 in 2001 (Note D)	$77,080	77,070
Dividend payable to stockholders	4,692	4,638
Federal income tax (Note A)	7,197	5,647
Other liabilities	6,369	5,670

Total liabilities	95,338	150,228

Commitments and contingent liabilities (Note G)
STOCKHOLDERS' EQUITY
Preferred stock, $1 par—shares authorized 1,000; issued and outstanding, none in 2002 and 2001
Common stock, $1 par—shares authorized 50,000; issued 25,786 and 25,571 in 2002 and 2001, outstanding 18,768 and 18,553 in 2002 and 2001	25,786	25,571
Additional paid-in capital	296,974	291,348
Retained earnings	109,008	117,540
Accumulated other comprehensive income (loss) (Note F)	17,398	(1,766)

	449,166	432,693
Treasury stock, at cost (7,018 shares in 2002 and 2001) (Note E)	(132,142)	(132,142)

Total stockholders' equity	317,024	300,551

Total liabilities and stockholders' equity	$412,362	$450,779

See notes to condensed financial information.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

STATEMENT OF OPERATIONS

	Years ended December 31,
(Dollars in thousands)	2002	2001	2000
		(Restated — see Note A)
Net investment income	$602	$2,100	$4,258
Realized gains (losses) on investments	52	419	(869)

Total revenues	654	2,519	3,389

Operating expenses	5,135	3,827	6,042
Interest expense	5,301	7,774	5,839

Total expenses	10,436	11,601	11,881

Loss before federal income tax benefit and equity in income (loss) of subsidiaries and extraordinary item	(9,782)	(9,082)	(8,492)
Federal income tax benefit	3,430	992	2,631

Loss before equity in income (loss) of subsidiaries and extraordinary item	(6,352)	(8,090)	(5,861)
Equity in income (loss) of subsidiaries (Note A)	16,552	(17,770)	(41,932)

Income (loss) before extraordinary item	10,200	(25,860)	(47,793)
Extraordinary item — gain on extinguishment of debt, net of federal income tax expense of $534 (Note C)			993

Net income (loss)	$10,200	$(25,860)	$(46,800)

See notes to condensed financial information.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

STATEMENT OF CASH FLOWS

	Years ended December 31,
(Dollars in thousands)	2002	2001	2000
		(Restated —see Note A)
Cash flows from operating activities:
Investment income received	$233	$477	$721
Operating expenses paid	(4,086)	(4,111)	(6,858)
Interest paid	(6,078)	(7,648)	(6,216)
Income tax recovered (paid)	4,818	(2,657)	10,675

Net cash used in operating activities	(5,113)	(13,939)	(1,678)

Cash flows from investing activities:
Purchases of investments:
Equity securities available-for-sale	(20)	(3,069)	(888)
Proceeds from sales of investments:
Fixed maturity securities available-for-sale		768
Equity securities available-for-sale	1,762	2,731
Net decrease (increase) in short-term investments	70,004	(17,873)	41,485
Other, net	233	(233)	5,784

Net cash provided by (used in) investing activities	71,979	(17,676)	46,381

Cash flows from financing activities:
Repurchase of redeemable securities (Note C)			(6,164)
Repayment of 9% Notes (Note B)	(57,235)
Repurchase of 9% Notes (Note C)		(1,265)	(16,585)
Cash advanced from bank lines of credit	25,000
Cash repaid on bank lines of credit	(25,000)
Cash dividends paid to common stockholders	(18,677)	(17,502)	(17,183)
Proceeds from exercise of stock options	5,431	3,022	7,246
Sale of treasury shares (Note E)		25,000
Purchase of treasury shares		(207)	(38)
Dividends received from subsidiaries (Note A)		10,000	10,000
Cash contribution to Zenith Insurance (Note A)	(25,000)		(25,000)
Net cash from subsidiary (Note A)	28,282	12,099	4,097

Net cash (used in) provided by financing activities	(67,199)	31,147	(43,627)

Net (decrease) increase in cash	(333)	(468)	1,076
Cash at beginning of year	608	1,076

Cash at end of year	$275	$608	$1,076

Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$10,200	$(25,860)	$(46,800)
(Income) loss from subsidiaries (Note A)	(16,552)	17,770	41,932
Gain on extinguishment of debt (Note C)			(1,527)
Federal income tax	1,388	(3,649)	8,577
Other	(149)	(2,200)	(3,860)

Net cash used in operating activities	$(5,113)	$(13,939)	$(1,678)

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

A.    Investment In Subsidiaries

          Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); ZNAT Insurance Company; Zenith Star Insurance Company; Perma-Bilt, a Nevada Corporation ("Perma-Bilt"); Zenith Development Corp. ("ZDC"); and Zenith National Insurance Capital Trust I (the "Trust"). These investments are included in the financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2002 and 2001 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

          Through October 8, 2002, Zenith National was engaged in Real Estate operations through Perma-Bilt. Zenith National funded the land acquisitions of its Real Estate operations through intercompany loans to Perma-Bilt. On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements ("the Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt. Zenith National's equity in the income (loss) of its subsidiaries includes $9.2 million, $3.7 million and $3.6 million in 2002, 2001 and 2000, respectively, of after-tax income related to the discontinued real estate operations of Perma-Bilt. In addition to the consideration received in October 2002, the Agreement entitles us to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We are currently unable to estimate how much, if anything, we might receive under this earn-out provision.

          On August 23, 2002, Zenith Insurance acquired 19.2 million Ordinary Shares of Advent Capital, a U.K. company, for $14.6 million in an open offer and placing of shares made in July 2002. As a result of the purchase, Zenith Insurance owns approximately 20.9% of the outstanding shares of Advent Capital. Advent Capital and its subsidiaries operate in the property and casualty insurance business in the United Kingdom by providing corporate capital to support underwriting of various Lloyd's syndicates and by managing those syndicates. Zenith Insurance used available funds from its short-term investments to fund the purchase of the Advent Capital shares. Prior to August 23, 2002, Zenith Insurance owned approximately 6.3% of the outstanding shares of Advent Capital and accounted for the investment on the cost basis. As of August 23, 2002, Zenith is accounting for its investment in Advent Capital based on the equity method in accordance with the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB No. 18"). The carrying value of the investment in the common stock of Advent Capital is equal to Zenith Insurance's equity in the underlying net assets of Advent Capital. In accordance with the provisions of APB No. 18, our investment in Advent Capital was restated in 2001 as if the equity method of accounting had been applied. The effect was a reduction in Zenith National's investment in its subsidiaries of $2.1 million at December 31, 2001, a decrease in stockholders' equity of $2.1 million at December 31, 2001, and an increase in equity in net loss of its subsidiaries for 2001 of $2.1 million. At December 31, 2002, Zenith has accounted for its investment in Advent Capital using Advent Capital's September 30, 2002 financial statements. Zenith will continue to report its share of Advent Capital's income and net assets lagged by one quarter in order to allow sufficient time for Advent Capital to prepare the information.

          Zenith National files a consolidated federal income tax return. The equity in income (loss) of subsidiaries is net of a provision for federal income tax expense of $8.0 million for the year ended December 31, 2002 and federal income tax benefits of $9.9 million in 2001 and $21.9 million in 2000. Zenith National has a tax allocation agreement with its subsidiaries and the 2002, 2001 and 2000 condensed financial information reflects Zenith National's portion of the consolidated tax.

          On September 6, 2002, Zenith National contributed $47.5 million to the capital and surplus of Zenith Insurance. The contribution of capital to Zenith Insurance in 2002 consisted of $25.0 million in cash and $22.5 million in the form of a mortgage note owned by ZDC. Prior to its contribution by Zenith National to Zenith Insurance, the note was transferred from ZDC to Zenith National by way of dividend and in satisfaction of an intercompany loan between Zenith National and ZDC. In 2001, Zenith National contributed all of the outstanding capital stock of Perma-Bilt to the capital and surplus of Zenith Insurance at an equity basis value of $14.2 million. In 2000, Zenith National made a contribution of $25.0 million in cash to the capital and surplus of Zenith Insurance.

          In January 2003, Zenith National borrowed $45.0 million under its lines of credit to make a further capital contribution to Zenith Insurance. Available bank lines were reduced to $25.0 million as a result of the drawings. We anticipate re-financing the bank debt as soon as practicable, and will also pursue additional financing activities to support the growth of our insurance business.

          In each of 2001 and 2000, Zenith Insurance paid a dividend of $10.0 million in cash to Zenith National. In March 2003, Zenith Insurance paid a dividend of $10.0 million to Zenith National.

B.    Senior Notes Payable

          On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the principal of its 9% Senior Notes due May 1, 2002 (the "9% Notes"). Zenith National had $57.2 million outstanding of the $75.0 million issued of its 9% Notes at December 31, 2001. Interest on the 9% Notes was payable semi-annually. The 9% Notes were general unsecured obligations of Zenith National. Issue costs of $1.2 million were being amortized over the term of the 9% Notes. In the years ended December 31, 2002, 2001 and 2000, $1.7 million, $5.3 million and $5.8 million, respectively, of interest and issue costs were expensed.

C.    Extraordinary Item — Gain on Extinguishment of Debt

          In 2000, Zenith National paid $22.8 million to repurchase $16.5 million aggregate principal amount of its outstanding 9% Notes and $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities (the "Redeemable Securities") of the Trust, a Delaware statutory business trust, all of the voting securities of which are owned by Zenith National. The repurchases in 2000 resulted in an extraordinary gain before tax of $1.5 million. In 2001, Zenith National paid $1.3 million to repurchase $1.3 million aggregate principal amount of the outstanding 9% Notes. Zenith National used its available cash balances to fund these purchases.

D.    Subordinated Debentures

          At December 31, 2002 and 2001, Zenith National had $77.3 million aggregate principal amount of 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures") outstanding all of which were held by the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith National for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith National at the then present value of the remaining scheduled payments of principal and interest. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each year ended December 31, 2002, 2001 and 2000, $6.7 million of interest and issue costs were expensed. The Subordinated Debentures are subordinated to all other indebtedness of Zenith National.

          The aggregate maturities for all long-term borrowings for each of the five years after December 31, 2002 are as follows:

Maturing in: (Dollars in thousands)	Amount

2003
2004
2005
2006
2007
Thereafter	$77,320

Total	$77,320

E.    Common Stock

          On December 5, 2001, Zenith National sold one million shares of its common stock, par value $1.00 per share, in a private placement for $25.00 per share to Odyssey Reinsurance Corporation, an indirect subsidiary of Fairfax Financial Holdings Limited ("Fairfax"). Companies controlled by Fairfax owned 42% of Zenith National's outstanding common stock as of December 31, 2002. Fairfax has disclaimed control of Zenith in separate filings with the Departments of Insurance in California, Texas and New York.

F.    Accumulated Other Comprehensive Income (Loss)

          The components of accumulated other comprehensive income (loss) were as follows:

(Dollars in thousands) December 31,	2002	2001

Net unrealized gains (losses) on investments	$26,769	$(2,717)
Deferred income tax expense (benefit)	9,369	(951)

	17,400	(1,766)

Cumulative translation adjustment	(3)
Deferred income tax benefit	(1)

	(2)

Total accumulated other comprehensive income (loss)	$17,398	$(1,766)

G.    Commitments and Contingent Liabilities

  Settlement of RISCORP Litigation and Resolution of Contingency

          On April 1, 1998, pursuant to an Asset Purchase Agreement dated June 17, 1997 (the "Asset Purchase Agreement") between Zenith Insurance and RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP"), Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). On January 13, 2000, RISCORP filed a complaint against Zenith Insurance and another defendant in the Superior Court of Fulton County in the State of Georgia. RISCORP's lawsuit sought a declaration that would have had the effect of requiring Zenith to pay either $18.1 million (and related charges) or $5.9 million. On September 4, 2002, by stipulation, the litigation filed by RISCORP was dismissed with prejudice and with no liability to Zenith.

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

  Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

          At December 31, 2002 and 2001, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

          In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at December 31, 2002 and 2001. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

  Contingencies Surrounding State Guarantee Fund Assessments

          State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of its policyholder liabilities. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at December 31, 2002. Zenith recorded an estimate of $6.0 million (net of expected recoveries of $2.0 million recoverable before the end of 2003) for its expected liability at December 31, 2002 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at December 31, 2002. The estimated expense for Guarantee Fund assessments was $4.1 million in 2002 compared to $3.5 million in 2001. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

  Contingencies Surrounding the Recoverability of the Special Disability Trust Fund Receivable

          The Florida Special Disability Trust Fund ("SDTF") is a fund established in Florida to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $13.1 million, net of amounts due to reinsurers, at December 31, 2002. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect substantial recoveries for second injury claims from the SDTF. We received reimbursements of $5.6 million in 2002, $13.0 million in 2001 and $5.9 million in 2000. The SDTF is currently about 30 to 36 months behind schedule in reimbursing claims but we expect to fully recover the remaining amount receivable.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of policy acquisition costs	Other operating expenses	Premiums written
(Dollars in thousands)
Years ended December 31, 2002
Property and Casualty:
Workers' Compensation	$9,367	$695,179	$78,346		$503,859		$407,617	$81,807	$55,280	$517,104
Reinsurance	4,007	130,690	11,751		53,196		34,434	10,395	723	58,786

	13,374	825,869	90,097		557,055		442,051	92,202	56,003	575,890
Reinsurance ceded		215,663	7,290
Investment						$48,811
Parent									5,135

Total	$13,374	$1,041,532	$97,387		$557,055	$48,811	$442,051	$92,202	$61,138	$575,890

2001
Property and Casualty:
Workers' Compensation	$10,111	$599,688	$57,843		$415,848		$348,730	$79,137	$44,332	$423,763
Reinsurance	2,568	142,990	13,419		61,028		83,560	8,686	700	65,551

	12,679	742,678	71,262		476,876		432,290	87,823	45,032	489,314
Reinsurance ceded		204,144	51
Investment						$51,178
Parent									3,826

Total	$12,679	$946,822	$71,313		$476,876	$51,178	$432,290	$87,823	$48,858	$489,314

2000
Property and Casualty:
Workers' Compensation	$8,610	$542,173	$49,928		$300,833		$289,923	$57,979	$39,241	$308,131
Reinsurance	1,700	97,514	8,896		37,919		47,039	4,912	504	39,320

	10,310	639,687	58,824		338,752		336,962	62,891	39,745	347,451
Reinsurance ceded		238,196	83
Investment						$51,766
Parent									6,042

Total	$10,310	$877,883	$58,907		$338,752	$51,766	$336,962	$62,891	$45,787	$347,451

SCHEDULE IV — REINSURANCE
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in thousands)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended December 31,
2002
Premiums earned	$555,023	$57,739	$59,771	$557,055	10.7%
2001
Premiums earned	427,331	14,430	63,975	476,876	13.4
2000
Premiums earned	307,514	10,610	41,848	338,752	12.4

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

		Column C
Column A	Column B	Additions		Column D	Column E
(Dollars in thousands)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of year
Years ended December 31,
2002
Allowance for uncollectible premiums	$7,704	$3,077		$8,481	$2,300
Provision for uncollectible reinsurance recoverable	3,000				3,000
2001
Allowance for uncollectible premiums	7,596	4,189		4,081	7,704
Provision for uncollectible reinsurance recoverable		3,000			3,000
2000
Allowance for uncollectible premiums	10,172	2,648		5,224	7,596

(1)
Deductions represent amounts determined to be uncollectible and written-off.

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
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATION OF CHAIRMAN OF THE BOARD AND PRESIDENT
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CONSENT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES December 31, 2002
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
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES