Form 10-Q
period 2003-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2003-05-06
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☒        No ☐

        At May 5, 2003, there were 18,780,000 shares of Zenith National common stock outstanding, net of 7,018,000 shares of treasury stock.

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $117,630 in 2003 and $108,732 in 2002)	$113,693	$104,964
At fair value (amortized cost $873,544 in 2003 and $675,075 in 2002)	903,135	704,896
Equity securities, at fair value (cost $50,996 in 2003 and $51,686 in 2002)	50,666	48,634
Mortgage loans (at unpaid principal balance)	28,219	26,924
Short-term investments (at cost, which approximates fair value)	115,335	158,078
Investment in Advent Capital (Holdings) PLC	20,066	18,319
Other investments	32,063	36,469

Total investments	1,263,177	1,098,284
Cash	20,025	17,452
Accrued investment income	13,810	10,990
Premiums receivable, less bad debt allowance of $1,320 in 2003 and $2,300 in 2002	87,524	77,298
Receivable from reinsurers and state trust funds for paid and unpaid losses	270,723	272,013
Deferred policy acquisition costs	15,578	13,374
Current and deferred income taxes	32,235	35,820
Goodwill	20,985	20,985
Other assets	69,352	68,897

Total assets	$1,793,409	$1,615,113

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$1,074,056	$1,041,532
Unearned premiums	114,683	97,387
Policyholders' dividends accrued	3,443	3,362
Federal income tax payable	3,494
Convertible senior notes payable, less unamortized discount and issue costs of $4,848 in 2003 (Note 6)	120,152
Redeemable securities, less unamortized discount and issue costs of $1,269 in 2003 and $1,281 in 2002	65,731	65,719
Other liabilities	86,537	90,089

Total liabilities	1,468,096	1,298,089

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2003 and 2002
Common stock, $1 par, 50,000 shares authorized; issued 25,786 in 2003 and 2002, outstanding 18,768 in 2003 and 2002	25,786	25,786
Additional paid-in capital	296,989	296,974
Retained earnings	116,019	109,008
Accumulated other comprehensive income	18,661	17,398

	457,455	449,166
Treasury stock, at cost (7,018 shares in 2003 and 2002)	(132,142)	(132,142)

Total stockholders' equity	325,313	317,024

Total liabilities and stockholders' equity	$1,793,409	$1,615,113

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2003	2002
		(Restated— see Note 4)
Revenues:
Premiums earned	$173,404	$121,274
Net investment income	12,567	12,662
Realized gains (losses) on investments	716	(828)

Total revenues	186,687	133,108
Expenses:
Loss and loss adjustment expenses incurred	126,886	90,363
Policy acquisition costs	26,363	22,044
Other underwriting and operating expenses	15,276	14,952
Policyholders' dividends and participation	169	599
Interest expense	1,981	2,099

Total expenses	170,675	130,057
Income from continuing operations before tax and equity in earnings of investee	16,012	3,051
Federal income tax expense	5,670	1,140

Income from continuing operations, net of tax and before equity in earnings of investee	10,342	1,911
Equity in earnings of investee, net of federal income tax expense of $732 in 2003	1,358

Income from continuing operations	11,700	1,911
Income from discontinued real estate operations, net of federal income tax expense of $478 in 2002 (Note 4)		889

Net income	$11,700	$2,800

Net income per common share (Note 2):
Basic:
Continuing operations	$0.62	$0.10
Discontinued operations (Note 4)		0.05

Net income	$0.62	$0.15

Diluted:
Continuing operations	$0.62	$0.10
Discontinued operations (Note 4)		0.05

Net income	$0.62	$0.15

Disclosure regarding comprehensive income (loss):
Net income	$11,700	$2,800
Change in unrealized depreciation on investments	1,620	(2,871)
Change in cumulative translation adjustment	(357)

Comprehensive income (loss)	$12,963	($71)

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)
	2003	2002
		(Restated— see Note 4)
Cash flows from operating activities:
Premiums collected	$204,841	$138,563
Investment income received	10,196	10,087
Loss and loss adjustment expenses paid	(92,505)	(77,787)
Underwriting and other operating expenses paid	(68,855)	(50,943)
Interest paid	(3,235)	(2,256)
Income taxes (paid) refunded	(2)	5,439

Net cash provided by continuing operating activities	50,440	23,103
Net cash provided by discontinued operating activities		2,083

Net cash provided by operating activities	50,440	25,186

Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(391,782)	(78,210)
Fixed maturity securities held-to-maturity	(14,979)	(39,650)
Other investments	(1,840)	(2,889)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	6,227	2,045
Investment securities available-for-sale	12,432	15,066
Other investments	75
Proceeds from sales of investments:
Investment securities available-for-sale	184,245	78,915
Other investments	2,190	156
Net decrease in short-term investments	42,927	2,432
Capital expenditures and other, net	(2,807)	(2,051)

Net cash used in continuing investing activities	(163,312)	(24,186)
Net cash used in discontinued investing activities		(2)

Net cash used in investing activities	(163,312)	(24,188)

Cash flows from financing activities:
Net proceed from issuance of convertible senior notes (Note 6)	120,136
Cash advanced from bank lines of credit	46,500
Cash repaid on bank lines of credit	(46,500)
Cash dividends paid to common stockholders	(4,691)	(4,641)
Proceeds from exercise of stock options		2,112

Net cash provided by (used in) continuing financing activities	115,445	(2,529)
Net cash used in discontinued financing activities		(474)

Net cash provided by (used in) financing activities	115,445	(3,003)

Net increase (decrease) in cash	2,573	(2,005)
Net change in cash reclassified to real estate assets held for sale		(389)
Cash at beginning of period	17,452	22,812

Cash at end of period	$20,025	$20,418

(continued)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)
	2003	2002
		(Restated— see Note 4)
Reconciliation of net income to net cash flows from operating activities:
Net income	$11,700	$2,800
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations		(889)
Net depreciation, amortization and accretion	1,899	1,804
Realized (gains) losses on investments	(716)	828
Equity in earnings of investee	(1,358)
Decrease (increase) in:
Accrued investment income	(2,820)	(1,929)
Premiums receivable	(10,226)	339
Receivable from reinsurers and state trust funds on paid and unpaid losses	1,123	3,343
Federal income tax	5,668	6,579
Deferred policy acquisition costs	(2,204)	(464)
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	32,524	3,055
Unearned premiums	17,296	8,911
Policyholders' dividends accrued	81	(162)
Other	(2,527)	(1,112)

Net cash provided by continuing operating activities	50,440	23,103
Net cash provided by discontinued operating activities		2,083

Net cash provided by operating activities	$50,440	$25,186

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the property and casualty insurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2002. The results of the real estate operations and cash flows from real estate operations have been restated and presented as discontinued operations in 2002 (see Note 4). Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in these statements.

Note 2. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended March 31,
(Dollars in thousands, except per share data)
		2003	2002
(A)	Net income	$11,700	$2,800

(B)	Weighted average outstanding shares during the period	18,768	18,598
	Additional common shares issuable under employee stock option plans using the treasury stock method	10	249

(C)	Weighted average number of common shares outstanding assuming exercise of stock options	18,778	18,847

	Net income per common share—
(A)/(B)	Basic	$0.62	$0.15
(A)/(C)	Diluted	0.62	0.15

	Dividends per common share	0.25	0.25

        The computation of fully diluted earnings per share does not include any common shares that would be issued in connection with Zenith National's 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") (see Note 6) because it is our policy and intention to redeem them for cash.

Note 3. Contingent Liabilities

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        At March 31, 2003 and December 31, 2002, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

        In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of the State of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at March 31, 2003 and December 31, 2002. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

        State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of its policyholder liabilities. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at March 31, 2003.

        Zenith recorded an estimate of $4.2 million (net of expected recoveries of $2.5 million recoverable before the end of 2004) for its expected liability at March 31, 2003 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at March 31, 2003. The estimated expense for Guarantee Fund assessments was $1.2 million in the first quarter of 2003 compared to $0.9 million for the same period in 2002. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        The Florida Special Disability Trust Fund ("SDTF") is a fund established in Florida to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $12.6 million, net of amounts due to reinsurers, at March 31, 2003. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect substantial recoveries for second injury claims from the SDTF. We received gross reimbursements from the SDTF of $3.8 million in the first quarter of 2003. The SDTF is currently about 30 to 36 months behind schedule in reimbursing claims but we expect to fully recover the remaining amount receivable.

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

Note 4. Discontinued Operations—Sale of Real Estate Business

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Zenith's wholly-owned subsidiary, Perma-Bilt, a Nevada corporation ("Perma-Bilt"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax.

        In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We are currently unable to estimate how much, if anything, we might receive under this earn-out provision.

        For the three months ended March 31, 2002, the results of operations and cash flows for Zenith's real estate business have been restated and presented as discontinued operations. In the first quarter of

2002, total revenues recognized in the real estate operations were $20.3 million and pre-tax income was $1.4 million.

Note 5. Segment Information

        Segment information is set forth below:

(Dollars in thousands)	Workers' compensation	Reinsurance	Real estate(1)	Investments	Parent	Total
For the Three Months Ended March 31, 2003
Revenues:
Premiums earned	$156,024	$17,380				$173,404
Net investment income				$12,567		12,567
Realized gains on investments				716		716

Total revenues	156,024	17,380		13,283		186,687

Interest expense					$(1,981)	(1,981)

Income (loss) before tax and equity in earnings of investee	3,833	2,396		13,283	(3,500)	16,012
Federal income tax (benefit) expense	1,602	839		4,455	(1,226)	5,670

Income (loss) after tax and before equity in earnings of investee	2,231	1,557		8,828	(2,274)	10,342
Equity in earnings of investee, net of tax expense of $732				1,358		1,358

Net income (loss)	$2,231	$1,557		$10,186	$(2,274)	$11,700

Combined ratios	97.5%	86.2%				96.4%

As of March 31, 2003
Total assets	$442,809	$49,153		$1,297,012	$4,435	$1,793,409

For the Three Months Ended March 31, 2002
Revenues:
Premiums earned	$107,298	$13,976				$121,274
Net investment income				$12,662		12,662
Realized losses on investments				(828)		(828)

Total revenues	107,298	13,976		11,834		133,108

Interest expense					$(2,099)	(2,099)

(Loss) income from continuing operations before tax	(7,334)	1,902		11,834	(3,351)	3,051
Federal income tax (benefit) expense	(2,189)	568		3,933	(1,172)	1,140

(Loss) income from continuing operations	(5,145)	1,334		7,901	(2,179)	1,911
Income from discontinued operations, net of tax expense of $478			$889			889

Net (loss) income	$(5,145)	$1,334	$889	$7,901	$(2,179)	$2,800

Combined ratios	106.8%	86.4%				104.5%

As of March 31, 2002
Total assets	$438,705	$53,175	$59,824	$998,796	$4,600	$1,555,100

(1)
Discontinued Real Estate operations—see Note 1 and Note 4.

Note 6. Convertible Senior Notes Payable

        On March 21, 2003, Zenith National issued $125.0 million aggregate principal amount of the Convertible Notes in a private placement, from which Zenith National received net proceeds of $120.1 million. The Convertible Notes are general unsecured obligations of Zenith National and rank equally with Zenith's other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, Zenith National will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008, if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

        Each $1,000 principal amount of the Convertible Notes will be convertible at each holder's option into 40 shares of Zenith's common stock (subject to adjustment as provided in the Indenture dated March 21, 2003, by and between Zenith National and Wells Fargo Bank Minnesota, N.A., as Trustee (the "Indenture")) only if: (i) during any fiscal quarter (beginning with the third quarter of 2003) the sale price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day; (ii) after the 30th day following the initial issuance of the Convertible Notes, the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn; (iii) Zenith has called the Convertible Notes for redemption; or (iv) certain corporate events have occurred. The conversion rate of 40 shares for each $1,000 principal amount of Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith's common stock.

        Zenith may redeem some or all of the Convertible Notes for cash on or after March 30, 2008 at the prices specified in the Indenture. Each holder may require Zenith to repurchase all or a portion of its Convertible Notes on March 30, 2010, March 30, 2013, March 30, 2018, or, subject to certain exceptions, upon a change of control of Zenith. If any holder requires Zenith to repurchase its Convertible Notes in any of these events, Zenith may choose to pay the repurchase price in cash or shares of its common stock or a combination of cash and shares of its common stock. Zenith has agreed to file a shelf registration statement with respect to the resale of the Convertible Notes and the shares of its common stock issuable upon conversion of the Convertible Notes and to cause the shelf registration statement to become effective within 180 days after the original issuance of the Convertible Notes.

        Issue costs and discount of $4.9 million are being amortized using the effective interest method over the period from issuance to March 30, 2010. In the three months ended March 31, 2003, $0.2 million of interest, discount and issue costs was expensed.

        An affiliate of Fairfax Financial Holdings Limited ("Fairfax") purchased $30.0 million aggregate principal amount of the Convertible Notes. Companies controlled by Fairfax own 42% of the outstanding shares of Zenith National at March 31, 2003 (without giving effect to the shares issuable upon conversion of the Convertible Notes). Notwithstanding the 42% ownership of the shares of Zenith National, in separate filings with the Departments of Insurance in California, Texas and New York, Fairfax has disclaimed control of Zenith National. Fairfax has also granted a proxy covering all of its shares of Zenith National to an individual trustee with instructions to vote the shares in proportion to the voting of all other Zenith National shareholders, subject to limited exceptions. Fairfax and Zenith have no common Directors, management, employees or business infrastructure.

        The aggregate maturities for all of Zenith's long-term borrowings for each of the five years after December 31, 2002 are as follows:

Maturing in: (Dollars in thousands)	Redeemable Securities	Convertible Notes	Total
2003
2004
2005
2006
2007
Thereafter	$67,000	$125,000	$192,000

Total	$67,000	$125,000	$192,000

Note 7. Bank Lines of Credit

        In January 2003, we borrowed $45.0 million under our two bank lines of credit to make a capital contribution to Zenith Insurance, all of which was repaid in March 2003 from the net proceeds from the issuance of the Convertible Notes on March 21, 2003. There were no outstanding borrowings under the two bank lines of credit at March 31, 2003 or December 31, 2002.

        One of the bank lines of credit is for $50.0 million and is governed by a credit agreement, which contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. In the first quarter of 2003, this credit agreement was amended to remove the requirement that Zenith National maintains at least a Standard and Poor's BB counterparty credit rating. As a result of the effect of the issuance of the Convertible Notes on certain of these financial ratios, Zenith National is not permitted to incur additional indebtedness under this bank line. Accordingly, this bank line was unavailable to Zenith National as of March 31, 2003. However, the second line of credit, a one-year $20.0 million revolving line of credit, expiring August 1, 2003, was fully available at March 31, 2003. Interest on any borrowings under the line is payable at the bank's prime rate, and the agreement does not subject Zenith National to any covenants.

Note 8. Accounting for Employee Stock Options

        Effective in the fourth quarter of 2002, Zenith began to expense the cost of employee stock options using the fair value based method of recording stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and accounted for the change in accounting principle using the prospective method in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under the prospective method, all employee stock option grants beginning with January 2002 were expensed over the stock option vesting period based on the fair value at the date the options were granted. Prior to the fourth quarter of 2002, Zenith applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock options issued prior to January 2002. Under the intrinsic value method of APB No. 25, Zenith had not been required to recognize compensation expense for stock option grants.

        The effect of the change in accounting principle and the pro-forma effect of all stock options accounted for under the intrinsic value method for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2003	2002
Net income as reported	$11,700	$2,800
Stock-based employee compensation expense included in reported net income, net of federal income tax benefit	10
Total stock-based employee compensation expense determined under fair value method for all awards, net of federal income tax benefit	(80)	(100)

Pro-forma net income	$11,630	$2,700

Net income per share—basic
Net income per share as reported	$0.62	$0.15
Net income per share—pro-forma	0.62	0.15
Net income per share—diluted
Net income per share as reported	0.62	0.15
Net income per share—pro-forma	0.62	0.14

Note 9. Investment in Advent Capital (Holdings) PLC

        On August 23, 2002, Zenith Insurance acquired 19.2 million Ordinary Shares of Advent Capital (Holdings) PLC, a U.K. company ("Advent Capital"), for $14.6 million in an open offer and placing of shares made in July 2002. As a result of the purchase, Zenith owns approximately 20.9% of the outstanding shares of Advent Capital. Advent Capital and its subsidiaries operate in the property and casualty insurance business in the United Kingdom by providing corporate capital to support the underwriting of various Lloyd's syndicates and by managing those syndicates.

        Prior to August 23, 2002, Zenith owned approximately 6.3% of the outstanding shares of Advent Capital and accounted for the investment on the cost basis. As of August 23, 2002, Zenith is accounting for its investment in Advent Capital based on the equity method in accordance with the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." At March 31, 2003, Zenith has accounted for its investment in Advent Capital using Advent Capital's December 31, 2002 financial statements. The carrying value of the investment in the common stock of Advent Capital is equal to Zenith's equity in the underlying net assets of Advent Capital. The carrying value at March 31, 2003 was $20.1 million, including goodwill of $10.4 million. Zenith's equity in Advent Capital's results of operations for the quarter ended March 31, 2002 is not material and results of operations for the prior period have not been restated to retroactively apply equity accounting to that period.

        Advent Capital's consolidated revenues were approximately $247.7 million for the year ended December 31, 2002 and net income was approximately $16.1 million, after adjustments to reflect GAAP in the United States.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the property and casualty insurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries.

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as expect, anticipate, believe, estimate, or similar words that are used in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (7) losses associated with terrorist attacks such as the attack on the World Trade Center on September 11, 2001, and (8) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Zenith's accounting policies are described in the Notes to Consolidated Financial Statements in Zenith's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). We believe that certain matters related to accounting policies and estimates in the areas of loss reserves, investments, deferred policy acquisition costs and deferred income taxes are particularly important to an understanding of Zenith's financial statements. These matters are discussed under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2002 Form 10-K.

Overview

        The comparative components of net income after tax are set forth in the following table:

	Three Months Ended March 31,
(Dollars in thousands)
	2003	2002
Net investment income	$8,363	$8,439
Realized gains (losses) on investments	465	(538)

Subtotal	8,828	7,901
Property-casualty underwriting income (loss)	3,788	(3,811)
Interest expense	(1,287)	(1,365)
Parent expenses	(987)	(814)
Equity in earnings of investee	1,358

Income from continuing operations	11,700	1,911
Income from discontinued operations		889

Net income	$11,700	$2,800

        Results of operations improved in the first quarter of 2003 compared to the first quarter of 2002 principally as a result of improved underwriting results in the property-casualty operations.

        The comparative results of Zenith's property and casualty insurance operations before tax and combined ratios are set forth in the table below:

	Three Months Ended March 31,
(Dollars in thousands)
	2003	2002
Net premiums earned:
Workers' compensation:
California	$95,180	$55,662
Outside California	60,844	51,636

Total workers' compensation	156,024	107,298
Reinsurance	17,380	13,976

Total	$173,404	$121,274

Underwriting income (loss) before tax:
Workers' compensation	$3,833	$(7,334)
Reinsurance	2,396	1,902

Total	$6,229	$(5,432)

Combined loss and expense ratios:
Workers' compensation:
Loss and loss adjustment expenses	73.6%	75.1%
Underwriting expenses	23.9%	31.7%

Combined ratio	97.5%	106.8%
Reinsurance:
Loss and loss adjustment expenses	69.0%	70.0%
Underwriting expenses	17.2%	16.4%

Combined ratio	86.2%	86.4%
Total:
Loss and loss adjustment expenses	73.2%	74.5%
Underwriting expenses	23.2%	30.0%

Combined ratio	96.4%	104.5%

Workers' Compensation

        Workers' compensation net premiums earned increased in the first quarter of 2003 compared to the first quarter of 2002 as a result of increases in rates and policies in-force. Zenith increased its workers' compensation premium rates in California as follows: effective the first quarter of 2002 by about 26%; effective August 1, 2002 by about 7%; and effective January 1, 2003 by about 11% on new and renewal policies and by about 5% on the unexpired term of policies in-force on January 1, 2003. In Florida, rates are set by the Department of Insurance. A 2.7% rate increase was approved by the Florida Department of Insurance and implemented by Zenith for new and renewal policies effective August 1, 2002. Zenith also implemented rate increases in most of the other states in which it does business at January 1, 2002 and 2003.

        Zenith's California workers' compensation premiums in-force increased from $210.4 million at December 31, 2001 to $233.4 million at March 31, 2002 and from $350.2 million at December 31, 2002 to $418.2 million at March 31, 2003. Outside of California, Zenith's in-force premiums increased from $209.7 million at December 31, 2001 to $215.8 million at March 31, 2002 and from $259.2 million at December 31, 2002 to $271.2 million at March 31, 2003. The number of polices in-force in California increased from 19,100 at December 31, 2001 to 19,200 at March 31, 2002 and from 22,600 at December 31, 2002 to 23,700 at March 31, 2003. Outside of California, the number of polices in-force decreased from 16,400 at December 31, 2001 to 16,000 at March 31, 2002 and from 16,900 at December 31, 2002 to 16,500 at March 31, 2003. Net premiums earned in the first quarter of 2003 and 2002 are net of $17.2 million and $3.5 million, respectively, of earned premiums ceded in connection with the 10% quota share reinsurance arrangement which was effective January 1, 2002 for policies written on or after January 1, 2002.

        Underwriting results and the combined ratio of the workers' compensation operation improved in the first quarter of 2003 compared to the first quarter of 2002. The improvement was principally due to the favorable impact of increased premiums in 2003 on the underwriting expense ratio and the accident year loss ratio, offset by some adverse loss development for prior years. The following table shows the components of the workers' compensation combined ratios in the first quarter of 2003 and 2002.

	Three Months Ended March 31,
(Dollars in thousands)
	2003	2002
Workers' compensation combined loss and expense ratios:
Loss and loss adjustment expenses
Current accident year	69.1%	75.1%
Prior accident years	4.5%
Underwriting expenses	23.9%	31.7%

Combined ratio	97.5%	106.8%

        We continually monitor loss development trends to establish adequate premium rates and reasonable loss reserve estimates. In the first quarter of 2003, as is customary, we performed a full actuarial analysis of our loss reserve estimates. In our workers' compensation business the average cost of claims, known as severity, has been increasing in recent years. This trend of increasing severity, or inflation, is the most significant factor that gives rise to uncertainty in our workers' compensation loss reserve estimates. Paid loss development data in the first quarter of 2003 indicated a higher inflation trend than we assumed in our estimates at December 31, 2002. As a result, we increased our estimate of prior year loss reserves, principally for the 2000 and 2001 accident years, at March 31, 2003 which added 4.5% to the loss ratio and combined ratio in the first quarter of 2003.

        In California, on January 1, 2003, workers' compensation legislation became effective that provided for increases in the benefits payable to injured workers. Other changes included in the legislation are intended to help control costs and encourage the return-to-work of injured workers. The major risk factor is whether or not the legislation or the economy, or a combination of the two, will change the long-term favorable trend of reduced claim frequency and whether or not Zenith can estimate and implement timely and appropriate rate increases. Our California workers' compensation rates were increased by 6.6% on April 1, 2003 and will be increased by a further 11% on July 1, 2003.

        The Florida Department of Insurance has approved, and we implemented, a 13.7% rate increase effective April 1, 2003 on new, renewal and in-force policies which were written on or after January 1, 2003. In addition, legislation has been introduced in Florida to reform elements of the workers' compensation system. One of the intended outcomes of the proposed legislation is a reduction in the overall costs associated with delivering workers' compensation benefits in the state of Florida. If enacted, such reforms may result in a review of workers' compensation rates in Florida. We are unable to predict the outcome of such proposed legislation at this time.

        Zenith expects that the future profitability of the workers' compensation operations will be dependent upon the following: 1) general levels of competition; 2) industry pricing; 3) general levels of interest rates; 4) legislative and regulatory actions; 5) the frequency and severity of terrorist acts, if any, similar to the World Trade Center attack of September 11, 2001; 6) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserve estimates and premium rates; and 7) the impact in California of the new legislation that increases workers' compensation benefits. Claim frequency trends continue to decline, but the reasons therefor are not clear, and management is unable to predict whether these trends will continue.

Reinsurance

        Underwriting income or loss and the combined ratio of the reinsurance operation fluctuates significantly depending upon the incidence or absence of large catastrophe losses. There were no major catastrophes that occurred in the first quarter of 2003 or 2002, and results of the reinsurance operation were comparable between the two periods.

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

Discontinued Real Estate Operations

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Zenith Insurance's wholly-owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax.

        In addition to the consideration received in October 2002, the Agreement entitles us to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We are currently unable to estimate how much, if anything, we might receive under this earn-out provision.

        In the first quarter of 2002, total revenues recognized in the real estate operations were $20.3 million and pre-tax income was $1.4 million.

Investments

        Zenith's investment portfolio increased in the three months ended March 31, 2003 principally as a result of favorable cash flow from operations and the net proceeds from the issuance of $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes"). At March 31, 2003, our investment portfolio was comprised of 81% of fixed maturity securities; 9% of short-term investments; 4% of equity securities; and 6% of other investments including mortgage loans, investments in limited partnerships and our investment in Advent Capital (Holdings) PLC, a U.K. company ("Advent Capital"). At December 31, 2002, our investment portfolio was comprised of 74% of fixed maturity securities; 14% of short-term investments; 4% of equity securities; and 8% of other investments. Fixed maturity securities include corporate debt, municipal bonds, U.S. Government securities and mortgage-backed securities issued by the Government National

Mortgage Association ("GNMA"). The average maturity date of the fixed maturity securities portfolio, excluding short-term investments, was 8.1 years and 5.7 years at March 31, 2003 and December 31, 2002, respectively.

        Investment income is an important component of our earnings. Investment income was reduced in the three months ended March 31, 2003 and 2002 by declining interest rates partly offset by an increase in invested assets. The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended March 31,
	2003	2002
Investment yield:
Before tax	4.3%	5.3%
After tax	2.8%	3.5%

        Zenith has identified certain securities, amounting to 90% and 89% of the investments in fixed maturity securities at March 31, 2003 and December 31, 2002, respectively, as "available-for-sale." Stockholders' equity decreased by $0.1 million after deferred tax from December 31, 2002 to March 31, 2003 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities. The unrealized net gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

	Held-to-Maturity	Available-for-Sale
(Dollars in thousands)
	Before Tax	Before Tax	After Tax
March 31, 2003	$3,937	$29,591	$19,235
December 31, 2002	3,768	29,821	19,384

        Unrealized losses in the investment portfolio at March 31, 2003 are not expected to have a material impact on liquidity because we can, if necessary, hold fixed maturity securities to maturity and because equity securities represent only about 4% of the portfolio.

        Investments in corporate debt expose us to the risk of loss of principal in the event of default by the issuer. Also, market prices of both corporate debt and equity investments can fall significantly below the prices at which we acquired the investment. We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible. However, when, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value as a charge to earnings (reduction of realized gains on investments). The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. During the first quarter of 2003 and 2002, there were $2.6 million and $1.1 million, respectively, of write-downs determined by the difference between the cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline was identified. The write-downs in 2003 were principally attributable to the impairment of two limited partnership investments. The write-downs in the first quarter of 2002 were attributable to the amount and length of time for which fair value of the investment was below cost.

        We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value through the first quarter of 2003 and that our remaining unrealized losses at March 31, 2003 are not other-than-temporary. We base this conclusion on our current understanding of the issuers of these securities as described above and because we have also established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for eleven years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

        Future earnings would be negatively impacted by any future write-downs of securities associated with other-than-temporary declines of their fair values. Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. Following is some relevant information about our investment portfolio at March 31, 2003:

	Securities with
March 31, 2003 (Dollars in thousands)	Unrealized gains	Unrealized losses
Fixed maturity securities:
Fair value	$874,596	$146,169
Amortized cost	836,112	151,125
Gross unrealized gain (loss)	38,484	(4,956)
Fair value as a percentage of amortized cost	104.6%	96.7%
Number of security positions held	249	45
Number individually exceeding $0.5 million gain (loss)	10	2

Concentration of gains or losses by type or industry:
Insurance	$7,928	$(2,044)
Financial institutions	2,428	(190)
GNMA	3,401
Transportation services	3,597	(214)
Food and beverage	2,560	(82)
Communications	3,645
Gas transmission		(1,401)
Personal consumable goods	2,567
Other	12,358	(1,025)

Total	$38,484	$(4,956)

Investment grade:
Fair value	$863,742	$127,328
Amortized cost	826,022	129,122
Fair value as a percentage of amortized cost	104.6%	98.6%
Non-investment grade:
Fair value	$10,854	$18,841
Amortized cost	10,090	22,003
Fair value as a percentage of amortized cost	107.6%	85.6%

Equity securities:
Fair value	$35,701	$14,965
Cost	31,550	19,446
Gross unrealized gain (loss)	4,151	(4,481)
Fair value as a percentage of cost	113.2%	77.0%
Number of security positions held	16	13
Number individually exceeding $0.5 million gain (loss)	3	2

        The table that follows sets forth the scheduled maturities of fixed maturity securities based on their fair values.

	Securities with
March 31, 2003 (Dollars in thousands)	Unrealized gains	Unrealized losses
Maturity categories:
1 year or less	$40,408	$3,789
After 1 year through 5 years	385,207	13,988
After 5 years through 10 years	219,469	49,500
After 10 years	229,512	78,892

	$874,596	$146,169

        The table below sets forth information about unrealized losses.

March 31, 2003 (Dollars in thousands)	Fair value	Unrealized loss	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Exceeding $0.1 million at 03/31/03 and for:
Less than 6 months (4 issues)	$16,142	$(624)	96.3%
6-12 months (3 issues)	8,221	(710)	92.1
More than 1 year (4 issues)	15,067	(2,763)	84.5
Less than $0.1 million at 03/31/03 (34 issues)	106,739	(859)	99.2

	$146,169	$(4,956)	96.7%

Equity securities with unrealized losses:
Exceeding $0.1 million at 03/31/03 and for:
Less than 6 months (5 issues)	$8,036	$(3,476)	69.8%
6-12 months (3 issues)	3,063	(893)	77.4
Less than $0.1 million at 03/31/03 (5 issues)	3,866	(112)	97.2

	$14,965	$(4,481)	77.0%

        Of the unrealized losses on fixed maturity securities at March 31, 2003, $1.4 million was attributable to two investments in Sonat, Inc., a subsidiary of El Paso Corporation, a natural gas processing and transportation company, and $1.1 million was attributable to an investment in bonds issued by Fairfax Financial Holdings Limited ("Fairfax"). In addition to these bonds, we also owned 37,000 shares of common stock of Fairfax at March 31, 2003, which accounted for $2.2 million of the unrealized losses on our equity securities at March 31, 2003. Based on our assessment of the prospects for Sonat, Inc. and Fairfax and our intention to hold these securities, we believe it is likely that the fair values of our investments in Sonat, Inc. and Fairfax will recover. The following table shows the unrealized losses on these securities as of March 31, 2003 and their subsequent recovery:

	March 31, 2003			May 5, 2003
(Dollars in thousands)	Amortized cost	Fair value	Unrealized (loss)	Fair value	Unrealized (loss)
Sonat, Inc. 7.625% bonds, $5,000 par value, maturing July 15, 2011	$5,088	$3,950	$(1,138)	$4,413	$(675)
Sonat, Inc. 6.625% bonds, $2,000 par value, maturing February 1, 2008	1,923	1,660	(263)	1,753	(170)
Fairfax 7.375% bonds, $5,000 par value, maturing March 15, 2006	4,837	3,700	(1,137)	4,700	(137)
37,000 shares of Fairfax common stock	4,051	1,890	(2,161)	3,552	(499)

Following is a summary of securities sold at a loss in the first quarter of 2003.

(Dollars in thousands)	Three Months Ended March 31, 2003
Fixed maturity securities:
Realized losses on sales	$(1,088)
Fair value at the date of sale	16,177
Number of securities sold	8
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(301)
Greater than 12 months	(787)

Equity securities:
Realized losses on sales	$(2,438)
Fair value at the date of sale	4,725
Number of securities sold	8
Losses realized on securities with an unrealized loss preceding the sale for:
3-6 months	$(743)
6-12 months	(857)
Greater than 12 months	(838)

        At the time we sold these investments, we had the ability to hold them for a sufficient time for them to recover their values and the sales were not related to any liquidity needs. However, our intent to hold them changed because we changed our conclusion about the outlook for the performance of the issuer or its industry. In some cases we may have decided that our overall exposure to a particular issue or type of security or concentration within an industry should be reduced as part of ongoing portfolio management and asset allocation. At March 31, 2003, those securities which we are holding in our portfolio with an unrealized loss were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

Liquidity and Capital Resources

        Zenith's insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At March 31, 2003 and December 31, 2002, cash and short-term investments in the insurance subsidiaries were $115.4 million and $167.4 million, respectively. The current trend of favorable cash flow from operations is attributable to the trend of increasing workers' compensation premiums.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other available assets in Zenith National were $84.3 million and $8.2 million at March 31, 2003 and December 31, 2002, respectively. The increase was principally attributable to the net proceeds from the issuance of $125.0 million aggregate principal amount of the Convertible Notes, offset by a capital contribution to Zenith Insurance.

        On March 21, 2003, Zenith National issued $125.0 million aggregate principal amount of the Convertible Notes and received net proceeds of $120.1 million (see Note 6 to the Consolidated Financial Statements). The Convertible Notes are general unsecured obligations of Zenith National and rank equally with Zenith's other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, Zenith National will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008, if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes. Each $1,000 principal amount of the Convertible Notes will be convertible, at the purchaser's option, to 40 shares of Zenith National's common stock, par value $1.00 per share, at any time prior to stated maturity only if (1) the price of Zenith National's common stock reaches specified thresholds, (2) the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn, (3) the Convertible Notes are called for redemption, or (4) specified corporate transactions have occurred. The conversion rate of 40 shares of Zenith National common stock for each $1,000 principal amount of the Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith National's common stock. Zenith National may redeem some or all of the Convertible Notes for cash on or after March 30, 2008. Each holder may require Zenith National to repurchase all or a portion of its Convertible Notes on March 30, 2010, March 30, 2013, March 30, 2018, or, subject to specified exceptions, upon Zenith National's change of control.

        In January 2003, we borrowed $45.0 million under our two bank lines of credit to make a capital contribution to Zenith Insurance, all of which was repaid in March 2003 from the net proceeds from the issuance of the Convertible Notes on March 21, 2003. There were no outstanding borrowings under the two bank lines of credit at March 31, 2003 or December 31, 2002.

        One of the bank lines of credit is for $50.0 million and is governed by a credit agreement, which contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. In the first quarter of 2003, this credit agreement was amended to remove the requirement that Zenith National maintains at least a Standard and Poor's BB counterparty credit rating. As a result of the effect of the issuance of the Convertible Notes on certain of these financial ratios, Zenith National is not permitted to incur additional indebtedness under this bank line. Accordingly, this bank line was unavailable to Zenith National as of March 31, 2003. However, the second line of credit, a one-year $20.0 million revolving line of credit, expiring August 1, 2003, was fully available at March 31, 2003. Interest on any borrowings under the line is payable at the bank's prime rate, and the agreement does not subject Zenith National to any covenants.

        In March 2003, Zenith Insurance paid a dividend of $10.0 million to Zenith National. Zenith National's insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends. In 2003, Zenith Insurance may pay up to $31.0 million of dividends to Zenith National without the prior approval of the California Department of Insurance, including the $10.0 million paid in March 2003. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends. In a recent court ruling, a California statute that allowed a deduction for the dividends received from wholly-owned insurance companies in the determination of taxable income for the California Franchise Tax was held unconstitutional in certain circumstances. The consequences of the decision are unclear, but it is possible that the California Franchise Tax Board ("FTB") could take the position that the decision has caused the statute to be invalid for all purposes and disallow in its entirety the deduction for dividends received from insurance subsidiaries. If sustained, such action by the FTB would have the effect of imposing a tax of approximately 6% (after the benefit of a federal tax deduction) on any dividends paid from Zenith Insurance to Zenith National. We are unable to predict the ultimate outcome of this matter, which depends upon the actions of the FTB, the prospects for appropriate legislative relief and various tax strategies that may be available to Zenith to alleviate the consequences of any actions by the FTB.

Contractual Obligations and Contingent Liabilities

        All of Zenith's outstanding financing obligations are included in the Consolidated Financial Statements and the accompanying Notes. There are no liquidity or financing arrangements with unconsolidated entities or any off-balance sheet arrangements. Zenith National's available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

        The table below sets forth the amounts of Zenith's contractual obligations, including interest payable, at March 31, 2003:

	Payments due by period
(Dollars in thousands)	Redeemable securities including interest	Convertible notes including interest	Operating lease commitments	Total
Less than 1 year	$5,729	$7,388	$4,718	$17,835
1-3 years	11,458	14,376	8,079	33,913
3-5 years	11,458	14,376	3,780	29,614
More than 5 years	184,444	232,810	489	417,743

Total	$213,089	$268,950	$17,066	$499,105

        Our contractual obligations under the outstanding Redeemable Securities are comprised of $146.1 million of interest payments over the next twenty-six years and $67.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $144.0 million of interest payments over the next twenty years and $125.0 million of principal payable in 2023. In addition, Zenith National may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the

Convertible Notes. See note 6 to the Consolidated Financial Statements for more information concerning the Convertible Notes.

        Zenith's contingent liabilities are discussed in Note 3 to the Consolidated Financial Statements. Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed. We cannot currently predict the timing of the outcome of the contingencies surrounding reinsurance recoverable from Reliance Insurance Company or the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The fair value of the fixed maturity investment portfolio is exposed to interest rate risk—the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, Zenith has the ability to hold fixed maturity investments to maturity. Zenith relies on the experience and judgment of senior management to monitor and mitigate the effects of market risk. Zenith does not utilize financial instrument hedges or derivative financial instruments to manage risks, nor does it enter into any swap, forward or option contracts, but will attempt to mitigate its exposure through active portfolio management. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, Zenith places the majority of its investments in high-quality, liquid securities and limits the amount of credit exposure to any one issuer.

        The table below provides information about Zenith's financial instruments for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include redeemable preferred stock, corporate bonds, municipal bonds, government bonds and mortgage-backed securities. For Zenith's debt obligations, the table presents principal cash flows by expected maturity dates (including interest).

	Expected Maturity Date
(Dollars in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total
As of March 31, 2003
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$31,985	$103,909	$102,590	$123,047	$74,125	$585,109	$1,020,765
Weighted average interest rate	2.0%	2.1%	1.9%	4.3%	3.7%	5.4%	4.4%
Short-term investments	$115,335						$115,335
Debt and interest obligations of Zenith:
Convertible senior notes payable	3,794	$7,188	$7,188	$7,188	$7,188	$236,404	268,950
Redeemable securities	2,864	5,729	5,729	5,729	5,729	187,309	213,089

As of December 31, 2002
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$54,096	$72,654	$52,034	$157,424	$79,501	$397,919	$813,628
Weighted average interest rate	2.6%	2.1%	3.4%	4.8%	3.7%	5.8%	4.7%
Short-term investments	$158,078						$158,078
Debt and interest obligations of Zenith:
Redeemable securities	5,729	$5,729	$5,729	$5,729	$5,729	$187,309	215,954

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

        Zenith's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Zenith's disclosure controls and procedures are effective in alerting them timely to material information relating to Zenith required to be included in Zenith's reports filed or submitted under the Exchange Act.

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
3.9	By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.1	Amendment No. 1, executed March 21, 2003, to the Standstill Agreement, dated June 30, 1999, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited, a Canada corporation.
10.2	Waiver and Amendment, dated March 19, 2003, between Zenith National Insurance Corp. and Bank of America, N.A.
10.3
Indenture, dated March 21, 2003, by and between Zenith National Insurance Corp. and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated herein by reference to Exhibit 99.2 to Zenith's Current Report on Form 8-K dated March 21, 2003.)
10.4
Registration Rights Agreement, dated March 21, 2003, by and between Zenith National Insurance Corp. and the Initial Purchasers named therein. (Incorporated herein by reference to Exhibit 99.3 to Zenith's Current Report on Form 8-K dated March 21, 2003.)
10.5*	Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003.

11
Statement re: computation of per share earnings. (Note 2 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)
99.1	Certification, dated May 6, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K

        Zenith filed a Current Report on Form 8-K dated January 20, 2003 in connection with the press release issued by Zenith on January 20, 2003 announcing the increase in its workers' compensation reserves by $30 million in the fourth quarter of 2002.

        Zenith filed a Current Report on Form 8-K dated February 4, 2003 in connection with the press release issued by Zenith on February 4, 2003 announcing results for the fourth quarter of 2002.

        Zenith filed Amendment No. 2 to the Current Report on Form 8-K/A on February 7, 2003 that further amends its Current Report on Form 8-K dated August 23, 2002 (originally filed on September 2, 2002 in connection with Zenith's additional acquisition on August 23, 2002 of approximately 19.2 million shares of Advent Capital (Holdings) PLC, a U.K. company) to provide additional information.

        Zenith filed a Current Report on Form 8-K dated February 12, 2003 in connection with the press release issued by Zenith on February 12, 2003 announcing the declaration of a quarterly dividend.

        Zenith filed a Current Report on Form 8-K dated March 17, 2003 in connection with the press release issued by Zenith on March 17, 2003 announcing the commencement of an offer to sell $105,000,000 of the 5.75% Convertible Senior Notes due 2023 through a private offering.

        Zenith filed a Current Report on Form 8-K dated March 18, 2003 in connection with the press release issued by Zenith on March 18, 2003 announcing the pricing of the private offering of $110,000,000 of the 5.75% Convertible Senior Notes due 2023.

        Zenith filed a Current Report on Form 8-K dated March 21, 2003 in connection with the press release issued by Zenith on March 21, 2003 announcing that it had consummated the private offering of the 5.75% Convertible Senior Notes due 2023.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2003.

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President, Zenith National Insurance Corp.

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President & Chief Financial Officer, Zenith National Insurance Corp.

QuickLinks

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