Form 10-K/A
period 2002-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2003-06-30
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes      X      No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)          Yes      X      No

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

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2002 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2003 Annual Meeting of Stockholders — Part III.

Total number of pages 94

Exhibit index located on pages 33-39

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends Items 1, 8 and 15 and Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2002 to provide additional information with respect to Advent Capital (Holdings) PLC, a U.K. Company ("Advent Capital") in which Zenith owns 20.9% of its outstanding shares. Specifically, (i) Item 1. "Business" is amended to provide a reconciliation of changes in Advent Capital's liability for unpaid losses and loss adjustment expenses and to provide a table that shows development of Advent Capital's loss and loss adjustment expense liabilities (see pages 14 to 15), (ii) Item 8. "Financial Statements and Supplementary Expense Data" is amended to provide additional summary financial information for Advent Capital in Note 2 to Zenith's Consolidated Financial Statements, which are incorporated by reference from Zenith's 2002 Annual Report to Stockholders and attached, as revised, as Exhibit 13 to this Form 10-K/A, and (iii) Item 15. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" is amended to add Financial Statement Schedule VI which includes supplementary information concerning property-casualty insurance operations of Advent Capital, and to include the separate financial statements of Advent Capital as of December 31, 2002 and 2001, and for the three years ended December 31, 2002.

        Except with respect to the above described information concerning Advent Capital, this report continues to speak as of the date of the original filing of our report on Form 10-K filed on March 14, 2003 and we have not updated this disclosure in this report to speak as of a later date. All information contained in this report is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

        The table that follows represents a reconciliation of changes in the liability for unpaid loss and loss adjustment expenses in Advent Capital's financial statements:

(Dollars in thousands)	Advent Capital
	2002(1)	2001(1)	2000(1)

Beginning of year, net of receivable from reinsurers	$185,922	$48,334	$37,416
Incurred claims:
Current year	32,929	177,995	25,771
Prior years	49,953	11,565	13,463

Total incurred claims	82,882	189,560	39,234
Payments:
Current year	(4,023)	(32,081)	(6,474)
Prior years	(54,973)	(19,891)	(21,842)

Total payments	(58,996)	(51,972)	(28,316)

End of period, net of receivable from reinsurers	209,808	185,922	48,334
Receivable from reinsurers for unpaid losses	859,538	589,101	381,911

End of period (1)	$1,069,346	$775,023	$430,245

(1)
Reconciliation of changes in the liability for unpaid loss and loss adjustment expenses are presented for the years ended December 31, 2000 and 2001, and the nine months ended September 30, 2002.

        The table that follows shows development of loss and loss adjustment expense liabilities as originally estimated at December 31 of each year presented for Advent Capital. Advent Capital became a corporate underwriting member of Lloyd's in 1995.

	at Sept. 30	at December 31,
	2002	2001	2000	1999	1998	1997	1996	1995
(Dollars in thousands)
Liability for unpaid loss and loss adjustment expenses, net	$209,808	$185,922	$48,334	$37,416	$15,512	$7,129	$3,000	$629
Adjustment (1)			8,802	11,035	10,926	8,096	5,027	1,578
Revised liability for unpaid loss and loss adjustment expenses, net	209,808	185,922	57,136	48,451	26,438	15,225	8,027	2,207

Paid, net (cumulative) as of (2):
One year later		54,973	19,891	21,842	7,277	1,717	801	360
Two years later			25,105	29,318	10,527	2,925	1,206	419
Three years later				29,163	12,445	4,139	1,809	505
Four years later					15,672	5,802	2,433	703
Five years later						6,975	3,171	872
Six years later							3,517	1,037
Seven years later								1,066

Liability, net re-estimated as of (2):
One year later		235,875	59,899	50,879	26,076	8,639	2,799	839
Two years later			69,101	54,160	29,085	12,363	4,441	797
Three years later				58,942	29,526	15,586	7,719	1,684
Four years later					32,665	12,956	8,158	2,300
Five years later						14,109	6,603	2,215
Six years later							6,903	2,094
Seven years later								2,116

Favorable (deficient) development, net		(49,953)	(11,965)	(10,491)	(6,227)	1,116	1,124	91

Net Liability	209,808	185,922	57,136	48,451	26,438	15,225	8,027	2,207
Receivable from reinsurers for unpaid losses	859,538	589,101	381,911	17,716	9,739	1,051	555	339

Gross liability	1,069,346	775,023	439,047	66,167	36,177	16,276	8,582	2,546
Re-estimated liability, net of reinsurance		235,875	69,101	58,942	32,665	14,109	6,903	2,116
Re-estimated receivable from reinsurers for unpaid losses		908,629	624,041	21,552	12,033	974	478	325

Re-estimated liability, gross		1,144,504	693,142	80,494	44,698	15,083	7,381	2,441

Favorable (deficient) development, gross		(369,481)	(254,095)	(14,327)	(8,521)	1,193	1,201	105

  (1)
  Adjustment to reflect Advent Capital's current participation level in the underlying Lloyd's syndicates.

  (2)
  Subsequent cumulative net paid losses and the re-estimated net liability are presented as of one year later for all except the most recent cumulative net paid totals and re-estimated liabilities which are as of September 30, 2002.

        Adverse development in 2002 on the reserves established at December 31, 2001 was attributable, principally, to increased estimates in 2002 for losses sustained by Advent Capital in connection with the terrorist attack on the World Trade Center on September 11, 2001. Adverse loss reserve development in 2002 was offset, in part, by approximately $32 million of additional estimated reinstatement and other premium income. Adverse loss development, gross of reinsurance, on the reserves established at December 31, 2001 and December 31, 2000 is principally attributable to development of the gross reserves acquired by Advent Capital in the 2000 acquisition of the Kingsmead Underwriting Agency.

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

        In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation area, we compete with regional and national insurance companies and state- sponsored insurance funds, as well as potential insureds that have determined to self-insure. Some of our competitors have greater financial, marketing and management resources than Zenith. Intensive competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in Florida, where rates for workers' compensation insurance are determined by regulation, we use our own rates to determine the price for our workers' compensation policies. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices to maintain market share or other revenue targets. As a result, our profitability during those times has decreased.

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

        As of December 31, 2002:

          I — Summary of Investments — Other Than Investments in Related Parties

        For the years ended December 31, 2002, 2001 and 2000:

          III — Supplementary Insurance Information

          IV — Reinsurance

          V — Valuation and Qualifying Accounts

          VI — Supplementary Information Concerning Property — Casualty Insurance Operations

      Zenith National Insurance Corp.:

        As of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000:

          II — Condensed Financial Information of Registrant

      Financial Statements of Advent Capital (Holdings) PLC:

        Group Profit and Loss Account

        Group Balance Sheet

        Company Balance Sheet

        Group Cash Flow Statement

        Statement of Directors' Responsibilities and Accounting Policies

        Notes to the Accounts

        Report of the Independent Auditors

        Consent of Littlejohn Frazer

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
13
Zenith's Annual Report to Stockholders for the year ended December 31, 2002, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K/A.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, dated June 30, 2003. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K/A.)
23.2	Consent of Littlejohn Frazer dated 30 June 2003. (Incorporated herein by reference to page F-50 of this Annual Report on Form 10-K/A.)
99.1	Certification, dated June 30, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2003.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX
Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN
William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHAIRMAN OF THE BOARD AND PRESIDENT

I, Stanley R. Zax, certify that:

  1.
  I have reviewed this Annual Report on Form 10-K/A of Zenith National Insurance Corp.;

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

Date: June 30, 2003	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President, Zenith National Insurance Corp.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William J. Owen, certify that:

  1.
  I have reviewed this Annual Report on Form 10-K/A of Zenith National Insurance Corp.;

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

Date: June 30, 2003	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President and Chief Financial Officer, Zenith National Insurance Corp.

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Numbers 33-8948, 33-22219, 333-04399, 333-79199 and 333-62798) of our report dated February 4, 2003 relating to the consolidated financial statements as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, which appears in the 2002 Annual Report to Stockholders of Zenith National Insurance Corp. (the "Company"), which is included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002. We also consent to the incorporation by reference of our report dated February 4, 2003 relating to the financial statement schedules on pages F-3 through F-14, which appears in such Annual Report on Form 10-K/A.

PricewaterhouseCoopers LLP

Los Angeles, California
June 30, 2003

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 4, 2003 appearing in the 2002 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A, Amendment No. 1) also included an audit of the financial statement schedules on pages F-3 through F-14 listed in Item 15(a)2 of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

         SCHEDULE VI-SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES AND ITS PROPORTIONATE SHARE OF EQUITY INVESTEE —
ADVENT CAPITAL (HOLDINGS) PLC

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Claims and claim adjustment expenses incurred related to
		Reserves for unpaid claims and claim adjustment expenses
	Deferred policy acquisition costs		Discount, if any, deducted in Column C						Amortization of deferred policy acquisition costs
				Unearned premiums	Earned premiums	Net investment income	Current year	Prior year		Paid claims and claim adjustment expense	Premiums written
(Dollars in thousands)
Years ended December 31, 2002
(a) Zenith National Insurance Corp. and Subsidiaries
	$13,374	$825,869		$90,097	$557,055	$48,811	$412,883	$29,168	$92,202	$358,860	$575,890
Reinsurance ceded		215,663		7,290

Total	$13,374	$1,041,532		$97,387	$557,055	$48,811	$412,883	$29,168	$92,202	$358,860	$575,890

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC(2)
	$7,055	$43,934		$40,885	$19,132	$1,280	$7,342	$6,975	$3,758	$8,995	$17,077
Reinsurance ceded		179,987		4,058

Total	7,055	$223,921		$44,943	$19,132	$1,280	$7,342	$6,975	$3,758	$8,995	$17,077

2001(1)
(a) Zenith National Insurance Corp. and Subsidiaries
	$12,679	$742,678		$71,262	$476,876	$51,178	$427,943	$4,347	$87,823	$323,784	$489,314
Reinsurance ceded		204,144		51

Total	$12,679	$946,822		$71,313	$476,876	$51,178	$427,943	$4,347	$87,823	$323,784	$489,314

2000(1)
(a) Zenith National Insurance Corp. and Subsidiaries
	$10,310	$639,687		$58,824	$338,752	$51,766	$306,082	$30,880	$62,891	$308,040	$347,451
Reinsurance ceded		238,196		83

Total	$10,310	$877,883		$58,907	$338,752	$51,766	$306,082	$30,880	$62,891	$308,040	$347,451

(1)    Information is not required for 50%-or-less-owned equity investee for 2001 and 2000, as Zenith's share of Advent Capital's ending reserves at December 31, 2001 and 2000 is less than 5% of total reserves otherwise required to be reported in this schedule.

(2)    Zenith accounts for its investment in Advent Capital on a one quarter lag. Therefore, information in (c) above is presented as of and for the twelve months ended September 30, 2002.

FINANCIAL STATEMENTS
OF
ADVENT CAPITAL (HOLDINGS) PLC

ADVENT CAPITAL (HOLDINGS) PLC

GROUP PROFIT AND LOSS ACCOUNT
GROUP GENERAL BUSINESS TECHNICAL ACCOUNT
Year ended 31 December 2002

	Note	2002	2001	2000
		£'000	£'000	£'000
Gross Written Premiums	1	188,791	206,399	49,785
Outward reinsurance premiums		103,879	36,531	11,055

Net Written Premiums		84,912	169,868	38,730
Change in the gross provision for unearned premiums		76,145	16,153	(5,618)
Reinsurers' share		(4,613)	(28,452)	1,134

Earned premiums, net of reinsurance		156,444	157,569	34,246
Allocated Investment Income	2	6,599	7,153	1,787

Total technical income		163,043	164,722	36,033
Claims paid, net of reinsurance	3	88,407	106,090	18,730
Increase in net outstanding claims provisions	4	81,353	108,172	7,888

Claims Incurred Net of Reinsurance		(169,760)	(214,262)	(26,618)
Change in other technical provisions		53,059	47,548	(538)
Net operating expenses	5	(30,987)	(44,464)	(7,760)

Balance Transferred to Non Technical Account	6	15,355	(46,456)	1,117

The Accounting Policies and Notes on pages F-21 to F-48 form part of these Accounts.

ADVENT CAPITAL (HOLDINGS) PLC

GROUP PROFIT AND LOSS ACCOUNT
GROUP NON TECHNICAL ACCOUNT
Year ended 31 December 2002

	Note	2002	2001	2000
		£'000	£'000	£'000
Balance Transferred from Technical Account		15,355	(46,456)	1,117
Investment Income	7	1,290	1,169	1,360
Other income	8	2,501	1,033	783
Other charges	9	(5,525)	(4,619)	(1,711)

Profit / (Loss) on Ordinary Activities before Taxation		13,621	(48,873)	1,549
Taxation	13	(11,733)	103	559

Profit / (Loss) on Ordinary Activities after Taxation	23	25,354	(48,976)	990

        The profit or loss above is from continuing operations.

        There are no recognised gains or losses other than the profit or loss stated above.

The Accounting Policies and Notes on pages F-21 to F-48 form part of these Accounts.

ADVENT CAPITAL (HOLDINGS) PLC

GROUP BALANCE SHEET

At 31 December 2002

	Note	Assets and Liabilities at Lloyd's	Corporate	2002 Total	2001 Total
		£'000	£'000	£'000	£'000
Assets
Tangible fixed assets	16	—	1,760	1,760	810
Intangible fixed assets	17	—	10,077	10,077	10,875
Investments	18	113,540	—	113,540	106,091
Reinsurers' share of technical provisions:
Provision for unearned premiums		7,930	—	7,930	13,329
Provision for outstanding claims		422,554	—	422,554	284,819
Debtors	19	151,074	14,660	165,734	135,103
Cash at bank	20	20,742	39,250	59,992	31,824
Overseas Deposits		12,008	—	12,008	7,215
Prepayments and accrued income	21	6,516	2,992	9,508	31,841

		734,364	68,739	803,103	621,907

Liabilities and Reserves
Called-up share capital	22	—	26,331	26,331	11,316
Share premium account	23	—	1,249	1,249	28,802
Profit and loss account	23	(32,673)	49,047	16,374	(51,273)
Other reserves	24	—	(4,308)	(4,308)	(4,308)

Shareholders' funds	25	(32,673)	72,319	39,646	(15,463)
Technical Provisions:
Other technical provisions	26	(68,679)	—	(68,679)	(63,034)
Provisions for unearned premiums		29,303	—	29,303	105,457
Provisions for outstanding claims		700,221	—	700,221	507,392
Provision for other charges	27	—	40	40	90
Creditors	28	98,463	3,546	102,009	78,225
Accruals and deferred income		416	147	563	9,240

		727,051	76,052	803,103	621,907

Approved by the Board on 25 June 2003.

B F Caudle
Director

K D Thompson
Director

The Accounting Policies and Notes on pages F-21 to F-48 form part of these Accounts.

ADVENT CAPITAL (HOLDINGS) PLC

COMPANY BALANCE SHEET

At 31 December 2002

	Note		2002		2001
			£'000		£'000
Fixed Assets
Tangible fixed assets	16		389		592
Investment in group undertakings	29		14,406		14,406
Current Assets
Debtors	19	17,141		6,224
Cash at bank and in hand	20	29,033		13,594

		46,174		19,818
Creditors: amounts due within one year	28	804		1,196

Net Current Assets			45,370		18,622

Total Assets less Current Liabilities			60,165		33,620
Provision for other liabilities and charges	27		40,143		43,543

Net Assets / (Liabilities)			20,022		(9,923)

Capital and Reserves
Called-up share capital	22		26,331		11,316
Share premium account	23		—		27,553
Profit and loss account	23		(6,309)		(48,792)

Shareholders' funds	25		20,022		(9,923)

Approved by the Board on 25 June 2003.

B F Caudle
Director

K D Thompson
Director

The Accounting Policies and Notes on pages F-21 to F-48 form part of these Accounts.

A D V E N T    C A P I T A L    (H O L D I N G S)    P L C

GROUP CASH FLOW STATEMENT

Year ended 31 December 2002

	Note	2002	2001	2000
		£'000	£'000	£'000
Net Cash Inflow from Operating Activities	30	11,091	23,813	14,460
Return on Investments and Servicing of Finance
Interest received		1,221	1,169	1,360
Taxation
Corporation tax paid		(96)	(500)	(1,192)
Overseas tax paid		(196)	—	—

		(292)	(500)	(1,192)
Investing Activities
Additions to tangible fixed assets		(1,364)	(992)	(14)
Disposal of tangible fixed assets		—	5	—
Additions to intangible fixed assets		—	(50)	(16)
Cash acquired on acquisition of subsidiaries		—	—	12,813
Acquisition expenses paid		—	—	(316)

Net Cash (Outflow) / Inflow from Investing Activities		(1,364)	(1,037)	12,467
Net Cash Inflow from Financing
Issue of ordinary share capital less expenses		29,755	—	—
Net movement in syndicates' portfolio investments		(7,450)	(37,493)	(2,983)

Increase / (Decrease) in net funds in the Year	31,32	32,961	(14,048)	24,112

The Accounting Policies and Notes on pages F-21 to F-48 form part of these Accounts.

ADVENT CAPITAL (HOLDINGS) PLC

STATEMENT OF DIRECTORS' RESPONSIBILITIES AND ACCOUNTING POLICIES

STATEMENT OF DIRECTORS' RESPONSIBILITIES

        Company law requires the Directors to prepare Accounts for each financial year which give a true and fair view of the state of affairs of the Company and the Group and of the profit or loss of the Group for that period. In preparing those Accounts the Directors are required to:

  •
  select suitable Accounting Policies and then apply them consistently;

  •
  make judgements and estimates that are reasonable and prudent;

  •
  state whether applicable Accounting Standards have been followed, subject to any material departures disclosed and explained the Accounts;

  •
  prepare the Accounts on the going concern basis unless it is inappropriate to presume that the Company will continue in business.

        The Directors are responsible for maintaining proper accounting records which disclose with reasonable accuracy at any time the financial position of the Company and the Group and to enable them to ensure that the Accounts comply with the Companies Act 1985. They are also responsible for safeguarding the assets of the Company and the Group and hence for taking reasonable steps for the prevention and detection of fraud and other irregularities. The Directors confirm that suitable accounting policies, consistently applied and supported by reasonable and prudent estimates, have been used in the preparation of the financial statements and that applicable accounting standards have been followed.

ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The Group Accounts have been prepared in accordance with the provisions of Section 255A of, and Schedule 9A to, the Companies Act 1985, and with the Statement of Recommended Practice on Accounting for Insurance Business issued by the Association of British Insurers ("the ABI SORP") dated December 1998. The balance sheet of the holding company has been prepared in accordance with Section 226 of, and Schedule 4 to, the Companies Act 1985.

        The Group participates in insurance business as an underwriting member at Lloyd's. The assets and liabilities arising as a result of the underwriting activities are held under various Lloyd's trust deeds and are shown separately on the Balance Sheet as "Assets and Liabilities at Lloyd's".

        The Group's share of the technical results of syndicates are presented in this report on an annual accounting basis under which insurance profits or losses are recognised as they are earned instead of at the point of release of the underwriting profit or loss on closure of each Lloyd's year of account, normally, after three years. The profit commission from the Group's managing agency business is also recognised on this basis.

        The Group Accounts have been prepared in accordance with applicable Financial Reporting Standards.

BASIS OF CONSOLIDATION

        The Group Accounts incorporate the assets, liabilities and results of the Company and its subsidiary and quasi subsidiary undertakings drawn up to 31 December each year.

        Merger accounting principles are applied to those subsidiaries where the transaction meets the requirements of the Companies Act 1985 and conforms to current accounting practice. The results and cash flows of the merging entities are brought into the accounts from the beginning of the financial year in which the merger or group reorganisation occurred, adjusted so as to achieve uniformity of accounting policies. Corresponding figures are restated by including the results for the merging entities for the previous period and their balance sheets for the previous balance sheet date, adjusted as necessary to achieve uniformity of accounting policies.

BASIS OF ACCOUNTING

GENERAL INSURANCE BUSINESS

        The results for general insurance business written are determined on an annual basis whereby the incurred cost of claims, commission and related expenses are charged against the earned proportion of premiums, net of reinsurance as follows:

          (i)  Premiums written relate to business incepted during the year, together with any differences between booked premiums for prior years and those previously accrued, and include estimates of premiums due but not yet receivable or notified to the company, less an allowance for cancellations.

         (ii)  Unearned premiums represent the proportion of premiums written that relate to unexpired terms of policies in force at the balance sheet date.

        (iii)  Acquisition costs, which represent commission and other related expenses, are deferred over the period in which the related premiums are earned.

        (iv)  Reinsurance premium costs are deferred over the period in which the premiums relating to business written are earned.

         (v)  Claims incurred comprise claims and related expenses paid in the year and changes in the provisions for outstanding claims, including provisions for claims incurred but not reported and related expenses, together with any other adjustments to claims from previous years. Where applicable, deductions are made for salvage and other recoveries.

        (vi)  Claims outstanding represent the ultimate cost of settling all claims (including direct and indirect claims settlement costs) arising from events which have occurred up to the balance sheet date, including provision for claims incurred but not yet reported, less any amounts paid in respect of those claims. Claims outstanding are reduced by anticipated salvage and other recoveries.

       (vii)  Provisions for claims incurred but not reported are calculated based on the latest loss information available at the time of making such calculation. The estimated cost of claims which may have been incurred but not reported is established by the Underwriter exercising his judgement aided by statistical projections based on the history of past claims settlements and by reference to case by case review of notified losses.

        The calculation includes estimates for known outstanding claims, claims which may have been incurred but not reported and potential reinsurance recoveries. The uncertainties that are inherent in the process of estimating are such that in the normal course of events, unforeseen or unexpected future developments may cause the ultimate cost of settling the outstanding liabilities to differ from that presently estimated.

        Credit is taken for any reinsurance recoveries that are presently estimated to be recoverable. No credit is taken for investment earnings that may be expected to arise in the future on the funds representing the provision for outstanding claims.

SYNDICATE CLOSED YEARS OF ACCOUNT AND REINSURANCE TO CLOSE

        At the end of its third year, an underwriting year of account is normally closed by reinsurance into the following year of account. The amount of the reinsurance to close premium payable is determined by the managing agent, generally by estimating the cost of claims notified but not settled at 31 December, together with the estimated cost of claims incurred but not reported at that date, and an estimate of future claims handling costs. Any subsequent variation in the ultimate liabilities of the closed year of account is borne by the underwriting year into which it is reinsured. Only when a year of account is closed are funds released to the Group from the various trust deeds under which they are held.

        The payment of a reinsurance to close premium does not eliminate the liability of the closed year for outstanding claims. If the reinsuring syndicate was unable to meet its obligations, and the other elements of Lloyd's chain of security were to fail, then the closed underwriting account would have to settle outstanding claims.

        The Directors consider that the likelihood of such a failure of the reinsurance to close is extremely remote, and consequently the reinsurance to close has been deemed to settle liabilities outstanding at the closure of an underwriting account. The Group adjusts its provision for outstanding claims at 36 months for a year of account to equal its share of the syndicate reinsurance to close, and no further provision is made for any potential variation in the ultimate liability of that year of account.

        The portfolio premiums payable and receivable by the Group arising from the syndicate reinsurance to close are offset and the difference, representing the increase or decrease in the Group's capacity on the syndicate, is shown in the technical account as gross premiums written or reinsurance premiums payable.

RUN OFF YEARS AND ESTIMATED LIABILITIES

        Where an underwriting year of account is not closed at the end of the third year (a "run-off" year of account) a provision is made for the estimated cost of all known and unknown outstanding liabilities for that year. The provision is determined initially by the managing agent on a similar basis to the reinsurance to close. However, any subsequent variation in the ultimate liabilities for that year remains with the corporate member participating therein. As a result any run-off year will continue to report movements in its results after the third year until such time as it secures a reinsurance to close.

INVESTMENTS AND ALLOCATED INVESTMENT INCOME

        In accordance with Lloyd's current accounting practice, investments are stated at market value, including accrued interest at the Balance Sheet date. Investment income is included in the General Business Technical Account reflecting the net return earned on the investment portfolio held by the Syndicates. The allocated investment income therefore comprises income received and investment profits and losses, net of investment expenses and charges arising in the calendar year including appreciation/depreciation and accrued interest consequent upon the revaluation of investments at 31 December. All gains and losses on investments are treated as realised at the Balance Sheet date.

PROFIT COMMISSION RECEIVABLE

        The Group accounts for profit commission receivable by its managing agency business on an annual basis consistent with the recognition of insurance underwriting profits of the syndicate to which it relates. Profit commission receivable is included within Other Income in the non technical Group Profit & Loss Account.

BASIS OF CURRENCY TRANSLATION

        The Syndicates maintain separate funds in sterling, euros and United States and Canadian dollars. All assets and liabilities expressed in euros and United States and Canadian dollars are translated into sterling at the rates of exchange ruling at the Balance Sheet date. United States and Canadian dollar and euro transactions are translated at the average rate of exchange during the year. Foreign exchange differences are reported in operating expenses in the technical account. Transactions during the year in other overseas currencies are expressed in sterling at the rates ruling at the transaction date.

DEBTORS/CREDITORS ARISING FROM INSURANCE/REINSURANCE OPERATIONS

        The amounts shown in notes 19 and 28 include the totals of all the syndicates' outstanding debit and credit transactions as processed by XChanging Ins-sure Services Ltd (previously the LPSO); no account has been taken of any offsets which may be applicable in calculating the net amounts due between the syndicates and their counterparty insureds, reinsurers or intermediaries as appropriate.

TANGIBLE FIXED ASSETS

        Depreciation is provided on all tangible fixed assets in order to write down their cost or valuation to their estimated residual value by equal instalments over the periods of their estimated useful economic lives, which are considered to be:

Leasehold improvements	3.5 years
Furniture, fittings and equipment	3.5 to 8 years
Computer equipment	3 years

        Motor vehicles are acquired under finance leases and accounted for in accordance with the policy stated below.

INTANGIBLE FIXED ASSETS

        Costs incurred by the Group in the Corporation of Lloyd's auctions in order to acquire rights to participate on Syndicates' underwriting years are included within intangible fixed assets and amortised over a fifteen year period from the start of the underwriting year of account for which costs are incurred.

        Goodwill arising on consolidation is capitalized in the balance sheet and amortised through the profit and loss account over its useful economic life of fifteen years on a straight line basis.

DEFERRED TAXATION

        The company has adopted FRS19 Accounting for Deferred Taxation. Deferred tax is provided in full on timing differences which result in an obligation at the balance sheet date to pay more tax, or a right to pay less tax, at future dates, at rates expected to apply when they crystallise based on current tax rates and law. Timing differences arise from the inclusion of items of income and expenditure in taxation computations in periods different from those in which they are included in the financial statements. Deferred tax is not provided in timing differences arising from the revaluation of fixed assets where there is no commitment to sell the assets, or on unremitted earnings of subsidiaries and associates where there is no commitment to remit those earnings. Deferred tax assets are recognised to the extent that it is regarded as more likely than not that they will be recovered. Deferred tax assets and liabilities are not discounted.

        Adoption of FRS 19 has not resulted in a requirement to restate the comparative figures.

LEASING TRANSACTIONS

        Assets acquired under finance leases are capitalized and the corresponding liability to the leasing company is included in obligations under finance leases. Depreciation on leased assets is charged to the profit and loss account at rates calculated to write off the capitalized value over the asset over the shorter of its expected useful life and the term of the lease. Leasing payments are treated as consisting of capital and finance charge elements and the finance charge is charged to the profit and loss account during the lease term on a straight line basis. All other leases are operating leases and rentals payable are written off to the profit and loss account as incurred.

GROUP CASH FLOW STATEMENT

        The Group cash flow statement incorporates cash flows within the syndicates' premium trust funds at syndicate level. However, the Group is unable to readily determine the cash flows arising from the Syndicates managed portfolio of investments. Consequently the movement in the Group's share of the portfolio of investments is stated as a net figure.

ADVENT CAPITAL (HOLDINGS) PLC

NOTES TO THE ACCOUNTS

1.     SEGMENTAL ANALYSIS

	Gross Premiums Written			Gross Premiums Earned
Class of Business
	2002	2001	2000	2002	2001	2000
	£'000	£'000	£'000	£'000	£'000	£'000
Direct insurance
Fire and other damage to property	11,613	39,944	4,547	16,334	48,479	4,034
Marine, Aviation and Transport	11,953	22,337	—	22,681	32,871	—
Third party liability	12,285	13,424	2,043	21,108	17,708	1,813
Credit and Surety	(291)	4,006	—	2,489	9,163	—
Other	7,861	8,934	1,447	13,028	13,319	1,283

	43,421	88,645	8,037	75,640	121,540	7,130
Reinsurance acceptances	145,370	117,754	41,748	189,296	101,012	37,038

	188,791	206,399	49,785	264,936	222,552	44,168

	Gross Claims Incurred and Changes in Other Technical Provisions			Reinsurance Balance
	2002	2001	2000	2002	2001	2000
	£'000	£'000	£'000	£'000	£'000	£'000
Direct insurance
Fire and other damage to property	30,717	73,766	3,049	11,476	20,713	(155)
Marine, Aviation and Transport	55,499	64,234	—	33,653	36,443	—
Third party liability	43,646	49,848	1,281	27,084	36,423	(91)
Credit and Surety	15,140	15,530	—	8,471	4,938	—
Other	6,804	16,499	883	(291)	3,334	(71)

	151,806	219,877	5,213	80,393	101,851	(317)
Reinsurance acceptances	251,160	230,562	30,823	97,380	116,891	(724)

	402,966	450,439	36,036	177,773	218,742	(1,041)

	Gross & Net Operating Expenses
	2002	2001	2000
	£'000	£'000	£'000
Direct insurance
Fire and other damage to property	2,629	12,525	709
Marine, Aviation and Transport	299	5,748	—
Third party liability	1,884	3,002	318
Credit and Surety	353	2,352	—
Other	2,037	2,912	226

	7,202	26,539	1,253
Reinsurance acceptances	23,785	17,925	6,507

	30,987	44,464	7,760

        The reinsurance balance represents the credit/(charge) to the technical account from the aggregate of all items relating to reinsurance outwards.

        Gross and net operating expenses have been allocated to classes of business in relation to earned premiums.

        All premiums are written in the United Kingdom.

2.     ALLOCATED INVESTMENT INCOME

	2002	2001	2000
	£'000	£'000	£'000
Investment income	7,073	6,420	1,628
Realised gains on investments	(334)	875	220
Investment expenses and charges	(140)	(142)	(61)

	6,599	7,153	1,787

3.     CLAIMS PAID

Gross amount	193,082	191,302	30,245
Reinsurers' share	(104,675)	(85,212)	(11,515)

	88,407	106,090	18,730

4.     CHANGE IN THE PROVISION FOR CLAIMS

Gross amount	262,943	306,685	5,253
Reinsurers' share	(181,590)	(198,513)	2,635

	81,353	108,172	7,888

5.     GROSS AND NET OPERATING EXPENSES

Acquisition costs	29,667	32,935	7,829
Change in deferred acquisition costs	4,600	2,493	(1,584)
Administrative expenses	10,206	9,926	1,482
Profit on exchange	(13,486)	(890)	33

	30,987	44,464	7,760

6.     BALANCE ON TECHNICAL ACCOUNT

        Under the annual basis of accounting the Group's share of the syndicates' technical accounts by years of account has been accounted for as follows:

	Year Ended 31 December
	Total	2002	2001	2000	1999	1998
	£'000	£'000	£'000	£'000	£'000	£'000
Syndicate 780—Non Marine
Underwriting Year of Account
2002—open	13,673	13,673	—
2001—open	(25,172)	(7,976)	(17,196)	—	—
2000—closed	(846)	1,902	(4,147)	1,399	—
1999—closed	(3,092)	—	2,970	(3,723)	(2,339)

Balance on technical account		7,599	(18,373)

Syndicate 2—Marine
Underwriting Year of Account
2002—open	5,987	5,987	—
2001—open	(15,994)	(1,090)	(14,904)	—	—
2000—closed	(21,213)	(9,640)	(8,770)	(2,803)	—
1999—closed	(6,241)	—	(1,090)	515	(5,666)

Balance on technical account		(4,743)	(24,764)

Syndicate 271—Aviation
Underwriting Year of Account
2000—open	(53,389)	(1,361)	(33,316)	(23,712)	—
1999—open	(13,941)	(428)	(9,864)	(434)	(3,215)
1998—open	(2,549)	(94)	(3,601)	39	488	619

Balance on technical account		(1,883)	(46,781)

Syndicate 506—Non-Marine
Underwriting Year of Account
2001—open	(10,024)	2,859	(12,883)	—	—
2000—open	(13,565)	1,813	(13,955)	(1,423)	—
1999—open	(14,372)	(871)	(8,278)	(163)	(5,060)

Balance on technical account		3,801	(35,116)

All Syndicates Balance on Technical Account		4,774	(125,034)
1998 distribution adjustment		—	15
Underwriting Indemnity		10,581	78,563

Total Balance on Technical Account		15,355	(46,456)

The figures above exclude profit commission and agency fees payable to the Group's managing agency.

The Group has an indemnity from the previous ultimate parent company of its subsidiary Heraldglen Limited in respect of certain underwriting results of the 1998, 1999 and 2000 years of account of Syndicates 2, 271 and 506. The recovery above is included within the change in other technical provisions in the Technical Account.

LOSSES RELATING TO 11 SEPTEMBER 2001 TERRORIST ATTACKS IN THE UNITED STATES OF AMERICA

        As a result of the terrorist attack on 11 September 2001 the world insurance market was faced with unprecedented losses across a wide range of business underwritten. Many Lloyd's syndicates, including syndicates managed and supported by the Group, have material exposure to claims arising from this event. These claims have fallen mainly on the 2001 underwriting year but significant levels of claims have also impacted the 2000 underwriting year.

        The loss provisions established by the Directors for the 2000 and 2001 underwriting years are based upon the estimate of losses as calculated by the management of the Syndicates together with other market information currently available to the Directors. The size and nature of the 11 September 2001 claims, the legal uncertainties that arise and the ability of Syndicates to collect amounts that may become due from reinsurers all increase the level of uncertainty of the total provision for outstanding claims that is necessary. As a result the losses currently estimated by the Directors have a greater degree of uncertainty than usual and may prove to be materially different to the eventual cost of these claims.

7.     INVESTMENT INCOME

	2002	2001	2000
	£'000	£'000	£'000
Bank interest receivable	1,290	1,169	1,360

8.     OTHER INCOME

        Other income attributable to the Group's managing agency business:

Agency fees	1,170	735	373
Profit commission	435	—	191
Recharges to Syndicates	822	277	219
Other (exchange gains / rental income)	74	21	—

	2,501	1,033	783

9.     OTHER CHARGES

Included within Other Charges are:
Amortisation of syndicate capacity costs	141	207	141
Amortisation of goodwill	657	657	83
Depreciation of tangible fixed assets	414	224	26
Loss on disposal of fixed assets	—	23	—
Auditors' remuneration:—audit	36	36	33
—other	69	27	86
Directors' emoluments	685	476	446

10.   DIRECTORS' EMOLUMENTS

	2002	2001	2000
	£'000	£'000	£'000
Aggregate emoluments (excluding bonus payments)	720	635	554
Fees	60	40	30
Contributions to money purchase pension schemes	72	45	70

	852	720	654
Recharged to group syndicates (excluding Group's share)	(167)	(244)	(208)

Borne by the Group	685	476	446

        The Group Managing Agents account for profit commission and bonuses payable therefrom in the year in which the underwriting year to which they relate closes. Therefore, the actual bonuses due to directors are only formally approved at the end of the third year of the underwriting year of account to which they relate.

        Profit commission bonuses are accrued on an annual basis by the Group and are excluded from the figures above.

        Profit commission bonuses payable to Directors of Advent Capital (Holdings) PLC at 31 December 2002 in respect of the 2000 underwriting year of account are £ nil (2001—£nil, 1999 underwriting year of account).

Highest Paid Director

	2002	2001	2000
	£'000	£'000	£'000
Emoluments (including benefits in kind)	276	328	327
Contribution to money purchase pension schemes	55	—	27

	331	328	354
Recharged to group Syndicates (excluding Group's share)	(32)	(135)	(126)

Borne by the Group	299	193	228

11.   STAFF COSTS

        Including Directors and bonuses payable from profit commission accrued on an annual accounting basis.

Wages and salaries	4,377	5,660	1,828
Social security costs	486	608	353
Other pension costs	2,006	1,236	255

	6,869	7,504	2,436
Recharged to group syndicates (excluding Group's share)	(3,337)	(3,432)	(890)

Borne by the Group	3,532	4,072	1,546

        The average number of persons, including executive directors, employed by the Group during the year was:

	2002	2001	2000
Management	3	3	3
Finance	8	9	2
Underwriting	20	21	10
Claims and Reinsurance	14	15	3
Compliance	4	3	2
IT	5	3	2
Administration	4	4	1

	58	58	23

12.   DEFINED BENEFIT PENSION SCHEMES

        Two of the Group's quasi subsidiaries (see note 29) operate defined benefit pension schemes details of which are as follows:

(a)   Advent Underwriting Limited Staff Pension Scheme

        The Advent Underwriting Limited Staff Pension Scheme (formerly B F Caudle Agencies Limited Staff Pension Scheme) (the Scheme) is a defined benefits scheme under which benefits are based on final salary at retirement. On 27 February 2002 notice was given to cease making contributions to the Scheme with effect from the next Scheme Anniversary, 1 June 2002 and the Scheme was terminated on that date. Upon termination the Scheme Trustees demanded a contribution of £740,000 in accordance with the Scheme Rules. This contribution has been charged to managed syndicates and group companies in accordance with members' time allocations; the charge to the profit and loss account being £420,968.

        The Scheme uses a projected unit funding method. However, the Scheme is part of the Lloyd's Superannuation Fund, a multi-employer scheme, and it has not been possible to readily identify its share of the underlying scheme assets and liabilities as at 31 December 2002.

        The latest independent actuarial valuation of the fund for which results are available was carried out at 31 March 2001. The main actuarial assumptions were as follows:

Price inflation	2.3% p.a.
Investment return on existing assets:
Pre-retirement	5.6% p.a.
Post-retirement	5.2% p.a.
Investment return on new contributions:
Pre-retirement	6.1% p.a.
Post-retirement	5.4% p.a.
Pay escalation	4.1% p.a.
Increases to pensions during deferment	2.3% p.a.

        The market value of the Scheme assets amounted to £1,463,000 and these assets exceeded by £100,000 the accrued liabilities at the date of valuation. The assets of the Scheme are held in Trustees' administered funds which are financially separate from the group.

(b)   Kingsmead Underwriting Agency Limited Defined Benefit Pension Scheme

        This defined benefit pension scheme is funded by the payment of contributions to a separately administered trust fund. Following the reorganisation of the company, the scheme was closed to new members and all employees who were members of the scheme became deferred members with effect from 31 December 2001.

        The pension cost is determined with the advice of independent qualified actuaries on the basis of triennial valuations using the projected unit funding method. The results of the most recent actuarial valuation, undertaken as at 1 January 2002, were as follows:

Main assumptions:
Rate of inflation	4.0% p.a.
Effective rate of return on gilts	8.0% p.a.
Effective rate of return on equities	9.0% p.a.
Limited Price Indexation increases to pensions in payment	3.5% p.a.
Market value of Scheme Assets (excluding AVCs)	£21,319,000
Level of funding, being the actuarial value of assets expressed as a percentage of the benefits accrued to members, after allowing for future salary increases	82%

        The pension cost is determined by adding to the regular cost the variation in cost which is calculated to be required in order to eliminate the deficiency over 15 years, the average expected remaining service lives of the scheme members. Contributions are being made at a higher rate designed to eliminate the deficit over a shorter timescale and to comply with the Minimum Funding Requirement ("MFR") prescribed under the Pensions Act 1995, which was introduced for all pension fund valuations after 6 April 1997.

        The amount of the pension cost charge representing contributions payable to the Scheme in the year ended 31 December 2002 amounted to £772,193 (2001: £870,790) before recharges to group managed syndicates.

FRS 17 Disclosures:

        On 30 November 2000, the Accounting Standards Board introduced a new standard, FRS 17 "Retirement Benefits", replacing SSAP 24 "Accounting for Pension Costs". FRS 17 is fully effective for periods ending in 2005, though disclosures are required in the transitional period. The Group is adopting the transitional arrangements of FRS 17. Therefore, the full actuarial valuations for the scheme as a whole have been reviewed and updated as at 31 December 2002 by qualified independent actuaries. Initial disclosures showing the total assets and liabilities of the pension plans are set out below. These have been calculated on the following assumptions:

	2002	2001
Rate of increase for pensions in payment	5.00%	5.00%
Rate used to discount scheme liabilities	5.50%	6.00%
Inflation assumption	2.50%	2.75%

        The fair value of scheme assets and liabilities at 31 December 2002 are shown below:

	2002	2001
	£000	£000
Equities	12,247	15,889
Bonds	3,821	2,878
Cash	2,084	2,552

	18,152	21,319
Present value of scheme liabilities	(26,926)	(24,659)

Deficit	(8,774)	(3,340)

        The expected long-term rate of return over the following year is 4.75% (2001: 5.25%) for bonds, 7% (2001: 7.5%) for equities and 3.75% for cash (2001:4%).

        The above annual financial assumptions are prescribed by FRS 17 and do not reflect the assumptions used by the independent qualified actuary in the triennial valuation, which determines the contribution rate for future years. FRS 17 requires the directors to disclose the assets and liabilities of the defined benefit scheme at 31 December 2002 using these FRS 17 assumptions.

        The following amounts would be reflected in the profit and loss account and statement of total recognised gains and losses on implementation of FRS 17.

        Amount that would be charged to operating profit:

2002
£
Current service cost	—
Past service cost	—

Total operating charge	—

        Amount that would be credited to other finance income:

2002
£000
Expected return on pension scheme assets	1,434
Interest on pension scheme liabilities	(1,470)

Net Return	(36)

        Analysis of amount that would be recognised in statement of total recognised gains and losses and percentage of scheme assets:

	2002	%
	£000
Actual return less expected return on pension scheme assets	(4,271)	23.50
Experience gains and losses arising on scheme liabilities	(139)	0.50
Changes in assumptions underlying present value of scheme liabilities	(1,760)	9.69

Actuarial loss	(6,170)	33.69

        Movement in deficit in the scheme over the year is as follows:

2002
£000
Deficit in scheme at beginning of the year	(3,340)
Net interest return on assets	(36)
Contributions	772
Actuarial loss	(6,170)

Deficit in scheme at the end of the year	(8,774)

        Reconciliation of profit and loss account reserve on FRS 17 basis.

	2002	2001
	£000	£000
Profit and loss account reserve as reported at 31 December	180	998
Pension and post retirement FRS 17 liabilities	(8,774)	(3,340)

Profit and loss account reserve on FRS 17 basis at 31 December	(8,594)	(2,342)

Post Balance Sheet Event

        Subsequent to the year end, Kingsmead Underwriting Agency Limited entered into a Compromise Agreement with the Trustees of the Defined Benefit Pension Scheme dated 11 March 2003 under the terms of which the Company made a full and final settlement to the Trustees of £1,021,000, in exchange for which the Trustees have released the Company from their debt to the Scheme.

13.   TAX ON PROFIT ON ORDINARY ACTIVITIES

	2002 £'000	2001 £'000	2000 £'000
Analysis of charge in period
Current Tax:
UK Corporation Tax on profits of the period	52	67	627
Adjustments in respect of previous periods	(226)	16	(68)

	(174)	83	559
Foreign Tax	(8)	—	—

Total current tax	(182)	83	559
Deferred Tax:
Origination and reversal of timing differences	(11,551)	20	—

Tax on profit on ordinary activities	(11,733)	103	559

Factors affecting tax charge for the period
Profit/(loss) on ordinary activities before tax	13,621	(48,873)	1,549

Profit/(loss) on ordinary activities multiplied by
standard rate of corporation tax in the UK of 30%	4,086	(14,662)	465
Effects of:
Expenses not deductible for tax purposes	225	387	66
Utilisation of trading losses	—	102	—
Capital allowances in excess of depreciation	(19)	—	(5)
Tax losses carried forward	62	10	—
Underwriting results taxable when declared	(5,678)	13,349	101
Election to disclaim RITC for tax purposes	1,794	823	—
Utilisation of tax losses on consolidation	(387)	88	—
Profits not recognised on consolidation	(25)	—	—
Taxation at small companies rate	(6)	—	—
Group accounting adjustments	—	(30)	—
Adjustments in respect of previous periods	(234)	16	(68)

	(182)	83	559

14.   DEFERRED TAX

	2002 £'000	2001 £'000
Deferred tax asset / (provision) in respect of decelerated / (accelerated) capital allowances	21	(20)
Deferred tax asset / (provision) in respect of underwriting results:
1998	—	(97)
1999	960	67
2000	333	—
2001	15,625	—
2002	(5,438)	—

	11,501	(50)

Provision at 1 January 2002	(50)
Deferred tax credit in profit and loss account for period (note 13)	11,551

Deferred tax asset at 31 December 2002	11,501

15.   PROFIT ATTRIBUTABLE TO MEMBERS OF PARENT COMPANY

        As permitted by section 230 of the Companies Act 1985, the Parent Company's profit and loss account has not been included in the Group Accounts.

        The retained profit dealt with in the Accounts of the Parent Company was £ 190,558 (2001 Loss £49,812,437 and 2000 Profit £406,286).

16.   TANGIBLE FIXED ASSETS

	Leasehold Improvements £'000	Furniture, Fittings and Equipment £'000	Computer Equipment £'000	Total £'000
Group
Cost
At 1 January 2002	294	514	246	1,054
Additions	—	29	1,335	1,364

At 31 December 2002	294	543	1,581	2,418

Depreciation
At 1 January 2002	49	88	107	244
Charges for the year	84	154	176	414

At 31 December 2002	133	242	283	658

Net Book Value
At 31 December 2002	161	301	1,298	1,760

At 31 December 2001	245	426	139	810

Company Cost
At 1 January 2002	258	452	—	710
Additions	—	—	—	—

At 31 December 2002	258	452	—	710

Depreciation
At 1 January 2002	43	75	—	118
Charges for the year	74	129	—	203

At 31 December 2002	117	204	—	321

Net Book Value
At 31 December 2002	141	248	—	389

At 31 December 2001	215	377	—	592

17.   INTANGIBLE FIXED ASSETS

	Goodwill on Acquisition £'000	Auction Capacity £'000	Total £'000
Cost
At 1 January 2002	9,858	2,193	12,051
Additions	—	—	—

At 31 December 2002	9,858	2,193	12,051

Amortisation
At 1 January 2002	740	436	1,176
Charge for the year	657	141	798

At 31 December 2002	1,397	577	1,974

Net Book Value
At 31 December 2002	8,461	1,616	10,077

At 31 December 2001	9,118	1,757	10,875

18.   INVESTMENTS

	Assets and Liabilities at Lloyd's	Corporate	2002 Total	2001 Total
	£'000	£'000	£'000	£'000
Group
Market Value
Debt securities & other fixed income securities	110,046	—	110,046	101,435
Deposits with credit institutions	3,442	—	3,442	4,593
Deposits with cedants	52	—	52	63

	113,540	—	113,540	106,091

Cost
Debt securities and other fixed income securities	108,919	—	108,919	99,536
Deposits with credit institutions	3,442	—	3,442	4,593
Deposits with cedants	52	—	52	62

	112,413	—	112,413	104,191

19.   DEBTORS

Group
Arising out of direct insurance operations:
Intermediaries	25,217	—	25,217	1,534
Arising out of reinsurance operations	116,730	—	116,730	125,292
Portfolio premium receivable	—	—	—	5,348
Other	9,127	14,660	23,787	2,929

	151,074	14,660	165,734	135,103

        Included within Corporate other debtors at 31 December 2002 is a deferred tax asset of £11,500,882 (2001-£nil) which is recoverable after one year.

Company
Amounts owed by Group Undertakings	16,864	5,711
Other debtors	277	513

	17,141	6,224

20.   CASH AT BANK AND IN HAND

	Assets and Liabilities at Lloyd's	Corporate	2002 Total	2001 Total
	£'000	£'000	£'000	£'000
Group
Cash at bank and in hand	20,742	37,278	58,020	31,656
Funds held by Lloyd's	—	1,972	1,972	168

	20,742	39,250	59,992	31,824

Company
Cash at bank and in hand			27,274	13,594
Funds held by Lloyd's			1,759	—

			29,033	13,594

        Included within Group cash at bank and in hand is £21,244,558 (2001—£21,244,558) which is subject to a fixed charge in favour of the Group's bankers. This charge is in respect of a guarantee of the same amount given to Lloyd's by the Group's bankers to support the Group's underwriting at Lloyd's.

        Included within the Company's cash at bank and in hand is £12,994,558 (2001—£12,994,558) which is subject to a fixed charge in favour of the Group's bankers. This charge is in respect of a guarantee of the same amount given to Lloyd's by the Group's bankers to support the Group's underwriting at Lloyd's.

        These guarantees can be called upon by Lloyd's to settle any claims arising from the Group's underwriting at Lloyd's. Lloyd's is unlikely to release the bank from its guarantees without the guarantees being replaced by an equivalent asset or after the expiration of the Group's liabilities in respect of its underwriting.

        The Lloyd's deposit represents monies deposited with the Corporation of Lloyd's (Lloyd's) to support the Group's underwriting activities. The Group previously entered into a Lloyd's deposit trust deed which gave Lloyd's the right to apply these monies in settlement of any claims arising from the Group's underwriting at Lloyd's.

21.   PREPAYMENTS AND ACCRUED INCOME

	Assets and Liabilities at Lloyd's	Corporate	2002 Total	2001 Total
	£'000	£'000	£'000	£'000
Group
Accrued income	—	533	533	29
Deferred acquisition costs	5,966	—	5,966	17,005
Prepaid expenses	550	2,459	3,009	14,807

	6,516	2,992	9,508	31,841

22.   CALLED-UP SHARE CAPITAL

	Authorised		Allotted, Called-Up and Fully Paid
	2002	2001	2002	2001
	£'000	£'000	£'000	£'000
New Ordinary shares of 25p each	29,112	13,112	26,331	11,316

        As part of a capital reconstruction by way of an open offer and placing, on 23 August 2002 the Company issued 60,058,737 New Ordinary Shares of 25 pence each at an issue price of 50 pence per share.

23.   RECONCILIATION OF MOVEMENTS IN RESERVES

	Merger Reserve	Share Premium Account	at Lloyd's	Profit & Loss Account Corporate	Total
	£'000	£'000	£'000	£'000	£'000
Group
At 1 January 2002 as previously stated	(4,308)	28,802	(47,439)	(3,834)	(26,779)
Misclassification adjustment	—	—	(3,790)	3,790	—

At 1 January 2002 restated	(4,308)	28,802	(51,229)	(44)	(26,779)
New share capital subscribed	—	15,015	—	—	15,015
New share capital subscribed expenses		(275)	—	—	(275)
Capital reduction	—	(42,293)	—	42,293	—
Retained profit / (loss) for the year	—	—	15,355	9,999	25,354
Transfer of loss due to Lloyd's	—	—	3,201	(3,201)	—

At 31 December 2002	(4,308)	1,249	(32,673)	49,047	13,315

	Share Premium Account	at Lloyd's	Profit & Loss Account Corporate	Total
	£'000	£'000	£'000	£'000
Company
At 1 January 2002	27,553	—	(48,792)	(21,239)
New share capital subscribed	15,015	—	—	15,015
New share capital subscribed expenses	(275)	—	—	(275)
Capital reduction	(42,293)		42,293	—
Retained loss for the year	—	—	190	190

At 31 December 2002	—	—	(6,309)	(6,309)

        On 2 October 2002, the Company obtained permission by Court Order to reduce its share premium account by £42,292,830 for the purpose of reducing the deficit on the Company's profit and loss account.

24.   OTHER RESERVES

	2002	2001
	£'000	£'000
Merger Reserve at 31 December	(4,308)	(4,308)

        The merger reserve arises through the consolidation of Advent Underwriting Limited (Formerly B F Caudle Agencies Limited).

25.   RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

	at Lloyd's	2002 Corporate	Total	at Lloyd's	2001 Corporate	Total
	£'000	£'000	£'000	£'000	£'000	£'000
Group
Profit/(loss) for the year	15,355	9,999	25,354	(46,456)	(2,520)	(48,976)
(Transfer of loss) / Distribution due to / from Lloyd's	3,201	(3,201)	—	3,344	(3,344)	—
New share capital subscribed	—	30,030	30,030	—	—	—
New share capital subscribed expenses	—	(275)	(275)	—	—	—

Net addition to shareholders' funds	18,556	36,553	55,109	(43,112)	(5,864)	(48,976)
Opening shareholders' funds	(47,439)	31,976	(15,463)	(4,327)	37,840	33,513
Opening shareholders' funds adjustment	(3,790)	3,790	—	—	—	—

Closing shareholders' funds	(32,673)	72,319	39,646	(47,439)	31,976	(15,463)

	at Lloyd's	2000 Corporate	Total
	£'000	£'000	£'000
Group
Profit/(loss) for the year	1,117	(127)	990
(Transfer of loss) / Distribution due to / from Lloyd's	(1,559)	1,559	—
New share capital subscribed	—	13,620	13,620
New share capital subscribed expenses	—	—	—

Net addition to shareholders' funds	(442)	15,052	14,610
Opening shareholders' funds	(3,885)	22,788	18,903
Opening shareholders' funds adjustment	—	—	—

Closing shareholders' funds	(4,327)	37,840	33,513

	2002	2001	2000
	£'000	£'000	£'000
Company
Profit / (loss) for the year	190	(49,812)	406
New share capital subscribed	30,030	—	13,620
New share capital subscribed expenses	(275)	—	—

Net addition to shareholders' funds	29,945	(49,812)	14,026
Opening shareholders' funds	(9,923)	39,889	25,863

Closing shareholders' funds	20,022	(9,923)	39,889

26.   OTHER TECHNICAL PROVISIONS

Unexpired risks provision	720	51,492
Underwriting indemnity (see note 6)	(69,399)	(114,526)

	(68,679)	(63,034)

27.   PROVISION FOR OTHER LIABILITIES AND CHARGES

	Provision & Full Potential Liability
	At 1 January 2002	Profit &Loss Charge/(Credit)	Utilisation in Year	At 31 December 2002
	£'000	£'000	£'000	£'000
Provision for other taxes	40	—	—	40

Company

        At 31 December 2001 the Company made a provision of £43,542,907 in respect of the estimated underwriting losses of its subsidiary Advent Capital PLC which the Company is expected to fund. During 2002 the Company funded losses of £3,400,000 leaving a balance in the provision of £40,142,907 at 31 December 2002.

28.   CREDITORS

	Assets and Liabilities at Lloyd's	Corporate	2002 Total	2001 Total
	£'000	£'000	£'000	£'000
Group
Due within one year
Arising out of direct insurance	13,898	—	13,898	66
Arising out of reinsurance operations	65,323	—	65,323	28,965
Other creditors	19,242	2,983	22,225	48,954
Corporation Tax	—	372	372	133
Other taxes	—	191	191	107

	98,463	3,546	102,009	78,225

Company
Amount owed to Group Undertaking			238	—
Corporation Tax			—	57
Other Taxes			36	31
Other creditors			499	811
Accruals			31	297

			804	1,196

29.   FIXED ASSETS—INVESTMENTS

	Subsidiary Undertaking	Quasi Subsidiary Undertaking	Total
	£'000	£'000	£'000
Company Cost
At 1 January 2002	426	14,406	14,832
Amount written off at 31 December 2001	(426)	—	(426)

At 31 December 2002	—	14,406	14,406

        During the year, the Company sold its wholly owned subsidiary, Advent Capital PLC, to its quasi subsidiary undertaking, Advent (Strategic Investments) Limited, for £1.

QUASI SUBSIDIARY

        The Company owns 100% of the non-voting "B' shares of Advent (Strategic Investments) Limited, which is registered in England and Wales.

        Advent (Strategic Investments) Limited acts as an investment company owning shares in the following companies:

Company	Shareholding		Nature of Business	Country of Registration
Advent Underwriting Limited (Formerly B F Caudle Agencies Limited)	100% (2001: 100%	)	Lloyd's Managing Agent	England & Wales
Lonestar Capital	100% (2001: 100%	)	Intermediate Holding Company	England & Wales
Advent Group Services Limited	100% (2001: 100%	)	Service Company	England & Wales
Advent Capital PLC	100% (2001: n/a	)	Lloyd's Corporate Name	England & Wales
Advent Capital (No 2) Limited	100% (2001: n/a	)	Lloyd's Corporate Name	England & Wales

        Lonestar Capital owns 100% (2001: 100%) of the shares in Sealdrive Limited, an intermediate holding company registered in England & Wales.

        Sealdrive Limited owns shares in the following companies:

Company	Shareholding		Nature of Business	Country of Registration
Kingsmead Underwriting Agency Limited	100% (2000: 100%	)	Lloyd's Managing Agent	England & Wales
Heraldglen Limited	100% (2000: 100%	)	Lloyd's Corporate Name	England & Wales

        Advent (Strategic Investments) Limited is considered to be a quasi-subsidiary of Advent Capital (Holdings) PLC under the terms of Financial Reporting Standard number 5 (Reporting the Substance of Transactions). The assets and liabilities of the Company and its subsidiaries are consolidated in the Group accounts using acquisition accounting except for Advent Underwriting Limited which is accounted for using merger accounting.

        Consolidated in the Group accounts are the following amounts (net of consolidation adjustments) in respect of Advent (Strategic Investments) Limited and its subsidiaries.

	2002	2001	2000
	£'000	£'000	£'000
Profit and Loss Account
Balance on Technical Account	1,893	—	—
Investment income	156	124	63
Other income	1,853	1,033	783
Operating expenses	(2,945)	(1,748)	(807)

Profit/(Loss) before taxation	957	(591)	39
Taxation	94	(43)	(75)

Profit/(Loss) for the period	1,051	(634)	(36)

        There are no recognised gains or losses other than the profits stated above.

	2002	2001
	£'000	£'000
Balance Sheet
Tangible fixed assets	1,371	217
Investments	113,540	53,152
Debtors	153,746	73,973
Prepayments and accrued income	9,247	16,624
Cash	30,960	10,303
Provision for other charges	40	(60)
Net technical provisions	(230,362)	(91,799)
Creditors	(102,055)	(56,948)
Accruals and deferred income	(532)	(5,422)

30.   RECONCILIATION OF PROFIT/(LOSS) BEFORE TAX TO NET CASH INFLOW FROM OPERATING ACTIVITIES

	2002	2001	2000
	£'000	£'000	£'000
Profit/(Loss) before tax	13,621	(48,873)	1,549
Investment income	(1,290)	(1,169)	(1,360)
Depreciation	414	224	26
Loss on disposal of fixed assets	—	23	—
Amortisation	798	864	223
Decrease / Increase in net technical provisions	(21,304)	80,507	14,942
Decrease in debtors and prepayments	3,891	3,721	(2,267)
Increase / (Decrease) in creditors and accruals	14,961	(11,356)	1,159
Decrease in other provisions	—	(128)	189

	11,091	23,813	14,461

31.   MOVEMENT IN NET FUNDS DURING THE YEAR

Increase / (Decrease) in net funds in the year	32,961	(14,048)	24,112
Net funds at 1 January	39,039	53,087	28,975

Net funds at 31 December	72,000	39,039	53,087

32.   ANALYSIS OF NET FUNDS

	at 1 January 2002	Cash Flow	at 31 December 2002
	£'000	£'000	£'000
Cash at bank and in hand—corporate	24,500	14,750	39,250
Cash at bank and in hand—at Lloyd's	7,324	13,418	20,742
Overseas deposits—at Lloyd's	7,215	4,793	12,008

	39,039	32,961	72,000

33.   DIFFERENCES BETWEEN ADVENT GROUP ACCOUNTING PRINCIPLES AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        The generally accepted accounting principles (UK GAAP) under which the Group Accounts are prepared, as set out in the Accounting Policies on pages F-21 to F-25, differ in certain respects from generally accepted accounting principles in the United States (US GAAP). Differences which have a significant effect on consolidated net income and shareholders' equity are as follows:

Acquisition Accounting

        On 23 November 1999, the Company acquired the remaining 75% of the equity shares of Advent Underwriting Limited (formerly B F Caudle Agencies Limited) (AUL). The acquisition was accounted for using merger accounting in accordance with Financial Reporting Standard 6 (FRS 6), and an arising merger reserve of £4,308,102 was recorded by the Company in shareholders' equity. In addition, under FRS 6, legal and professional fees incurred in connection with the acquisition of £521,996 were not included in the fair value of assets and liabilities acquired, but were instead included in post acquisition costs and were charged to the Group Profit and loss Account in 1999. Under US GAAP, this acquisition transaction is accounted for as a purchase in accordance with the Accounting Principles Board Opinion No. 16, "Business Combinations".

Goodwill

        Under US GAAP, Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" has been adopted and goodwill is not being amortised with effect from 1 January 2002.

Pensions and Other Post Retirement Benefits

        Under US GAAP the Kingsmead Underwriting Agency Limited Defined Benefit Scheme had a deficit of £1,021,000 at 31 December 2002 which was disclosed but not recognised by the Group in 2002. Under US GAAP, such deficit is recorded as a liability of the Group at 31 December 2002.

Taxation

        Effective December 31, 2002, UK and US GAAP are the same in respect of deferred taxes and deferred tax assets previously not recognized under UK GAAP appear as a reconciliation difference in net income in 2002.

        The following is a summary of the significant adjustments to the profit and loss account and shareholders' equity which would be required if US GAAP had been applied instead of applying UK GAAP.

	2002	2001	2000
	£'000	£'000	£'000
Reconciliation of Profit/(Loss) under UK and US GAAP
Profit after Taxation in accordance with UK GAAP	25,354	(48,976)	990
Deferred tax (charge)/benefit on underwriting income/(loss)	(16,075)	14,662	—
Goodwill amortisation	657	—	—
Amortisation expense of goodwill on AUL acquisition	—	(322)	(322)
Change in Pension fund deficit	1,623	(2,338)	—

Net income in accordance with US GAAP	11,559	(36,974)	668

Reconciliation of Shareholders' funds
Shareholders' funds in accordance with UK GAAP	39,646	(15,463)
Merger reserve recorded and group reorganisation costs incurred in connection with the AUL acquisition accounted for as goodwill	4,673	4,673
Deferred tax asset		16,075
Goodwill amortisation	657	—
Accumulated amortisation on AUL acquisition goodwill	(671)	(671)
Pension fund liability not recognised	(715)	(2,338)

Shareholders' equity as adjusted in accordance with US GAAP	43,590	2,276

Consolidated Cash Flow Statement

        The consolidated statement of cash flows prepared under UK GAAP present substantially the same information as those required under US GAAP. These statements differ, however, with regard to classification of certain items.

        Under UK GAAP, cash flows are presented separately for operating activities, returns on investments and servicing of finance, taxation, investing activities and management of liquid resources and financing. US GAAP, however, requires only three categories of cash flow activity to be reported: operating, investing and financing. Cash flows from taxation and returns on investments and servicing of finance shown under UK GAAP, would be included as operating activities under US GAAP. Net movement in portfolio investments shown under UK GAAP, would be included as investing activities under US GAAP.

	2002	2001	2000
	£'000	£'000	£'000
Reconciliation of Cash Flows
Net Cash inflow from Operating activities	11,091	23,813	14,460
Interest received	1,221	1,169	1,360
Tax paid	(292)	(500)	(1,192)

Cash flow provided by operating activities in accordance with US GAAP	12,020	24,482	14,628
Net cash outflow from investing activities	(1,364)	(1,037)	12,467
Net movement in syndicates' portfolio investments	(7,450)	(37,493)	(2,983)

Cash used in investing activities in accordance with US GAAP	(8,814)	(38,530)	9,484
Cash inflow from Financing Activities	29,755	—	—

Net increase in cash and cash equivalents	32,961	(14,048)	24,112
Cash at beginning of year	39,039	53,087	28,975

Cash at end of year	72,000	39,039	53,087

Report of Independent Auditors

To the Board of Directors of Advent Capital (Holdings) PLC:

        We have audited the financial statements which comprise the Group Balance Sheets of Advent Capital (Holdings) PLC as of December 31, 2002 and 2001, and the related Group Profit and Loss Account, and the Group Cash Flow Statements for the three years ended December 31, 2002, and the accompanying (Parent-only) Company Balance Sheets as of December 31, 2002 and 2001, which have been prepared on the basis of accounting principles generally accepted in the United Kingdom. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advent Capital (Holdings) PLC at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United Kingdom. In addition, in our opinion, the (Parent-only) Company Balance Sheets in the accompanying financial statements present fairly, in all material respects, the information set forth therein, when read in conjunction with the related financial statements.

        Accounting principles generally accepted in the United Kingdom vary in certain respects from accounting principles generally accepted in the United States of America. The application of the latter would have affected the determination of net (loss) income for the three years ended December 31, 2002, and the determination of shareholders' equity at December 31, 2002 and 2001, to the extent summarized in Note 33 to the financial statements.

/s/ LITTLEJOHN FRAZER Littlejohn Frazer
Chartered Accountants and Registered Auditors
1, Park Place Canary Wharf London E14 4HJ ENGLAND 27 June 2003

Consent of Littlejohn Frazer

The Board of Directors Advent Capital (Holdings) Plc Third Floor, One America Square 17 Cross wall LONDON EC2N 2LB

    June 30, 2003

Dear Sirs

        We consent to the inclusion of our report dated 27 June 2003 ("Report") with respect to the financial statements comprising the Group Balance Sheets of Advent Capital (Holdings) PLC as of December 31, 2002 and 2001, and the related Group Profit and Loss Account, and the Group Cash Flow Statements for the three years then ended, and the accompanying Company Balance Sheets as of December 31, 2002 and 2001 and the related notes, which Report appears in the Annual Report on Form 10-K/A (Amendment No. 1) of Zenith National Insurance Corp. for the fiscal year ended December 31, 2002 filed with the United States Securities and Exchange Commission.

        We also consent to the incorporation by reference of the Report in the Registration Statements on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399, 333-79199 and 333-62798). Zenith National Insurance Corp. may rely on this consent in including our Report in the above referenced Form 10-K/A.

Yours faithfully

/s/  LITTLEJOHN FRAZER
Littlejohn Frazer
1, Park Place
Canary Wharf
London E14 4HJ
ENGLAND

QuickLinks

EXPLANATORY NOTE
PART I
PART II
PART III
PART IV
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
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. STATEMENT OF CASH FLOWS
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. NOTES TO CONDENSED FINANCIAL INFORMATION
SCHEDULE IV — REINSURANCE ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE VI–SUPPLEMENTARY INFORMATION CONCERNING PROPERTY–CASUALTY INSURANCE OPERATIONS
FINANCIAL STATEMENTS OF ADVENT CAPITAL (HOLDINGS) PLC
ADVENT CAPITAL (HOLDINGS) PLC GROUP PROFIT AND LOSS ACCOUNT GROUP GENERAL BUSINESS TECHNICAL ACCOUNT Year ended 31 December 2002
ADVENT CAPITAL (HOLDINGS) PLC GROUP PROFIT AND LOSS ACCOUNT GROUP NON TECHNICAL ACCOUNT Year ended 31 December 2002
ADVENT CAPITAL (HOLDINGS) PLC GROUP BALANCE SHEET At 31 December 2002
ADVENT CAPITAL (HOLDINGS) PLC COMPANY BALANCE SHEET At 31 December 2002
A D V E N T C A P I T A L (H O L D I N G S) P L C GROUP CASH FLOW STATEMENT Year ended 31 December 2002
ADVENT CAPITAL (HOLDINGS) PLC STATEMENT OF DIRECTORS' RESPONSIBILITIES AND ACCOUNTING POLICIES
ADVENT CAPITAL (HOLDINGS) PLC NOTES TO THE ACCOUNTS
Report of Independent Auditors
Consent of Littlejohn Frazer