Form 10-Q
period 2003-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2003-08-01
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003

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

Yes  ☒    No  ☐

        At July 30, 2003, there were 18,786,000 shares of Zenith National common stock outstanding, net of 7,018,000 shares of treasury stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands, except per share data)
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $132,442 in 2003 and $108,732 in 2002)	$128,189	$104,964
At fair value (amortized cost $876,148 in 2003 and $675,075 in 2002)	925,333	704,896
Equity securities, at fair value (cost $58,335 in 2003 and $51,686 in 2002)	66,379	48,634
Mortgage loans (at unpaid principal balance)	20,943	26,924
Short-term investments (at cost, which approximates fair value)	162,918	158,078
Investment in Advent Capital (Holdings) PLC (Note 10)	22,072	18,319
Other investments	33,589	36,469

Total investments	1,359,423	1,098,284
Cash	9,714	17,452
Accrued investment income	13,236	10,990
Premiums receivable, less bad debt allowance of $944 in 2003 and $2,300 in 2002	93,125	77,298
Receivable from reinsurers and state trust funds for paid and unpaid losses	297,450	272,013
Deferred policy acquisition costs	15,058	13,374
Current and deferred income taxes	22,085	35,820
Goodwill	20,985	20,985
Other assets	69,172	68,897

Total assets	$1,900,248	$1,615,113

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$1,144,242	$1,041,532
Unearned premiums	115,747	97,387
Policyholders' dividends accrued	3,771	3,362
Federal income tax payable	3,697
Convertible senior notes payable, less unamortized issue costs of $4,710 in 2003 (Note 7)	120,290
Redeemable securities, less unamortized issue costs of $1,257 in 2003 and $1,281 in 2002	65,743	65,719
Other liabilities	87,965	90,089

Total liabilities	1,541,455	1,298,089

Commitments and contingent liabilities (Note 3)
Stockholders' equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2003 and 2002
Common stock, $1 par, 50,000 shares authorized; issued 25,804 and 25,786 in 2003 and 2002, outstanding 18,786 and 18,768 in 2003 and 2002	25,804	25,786
Additional paid-in capital	297,438	296,974
Retained earnings	129,727	109,008
Accumulated other comprehensive income	37,966	17,398

	490,935	449,166
Treasury stock, at cost (7,018 shares in 2003 and 2002)	(132,142)	(132,142)

Total stockholders' equity	358,793	317,024

Total liabilities and stockholders' equity	$1,900,248	$1,615,113

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated—see Note 4)		(Restated—see Note 4)
	(Dollars in thousands, except per share data)
Revenues:
Premiums earned	$185,457	$127,530	$358,861	$248,804
Net investment income	14,366	12,808	26,933	25,470
Realized gains (losses) on investments	11,207	(26)	11,923	(854)

Total revenues	211,030	140,312	397,717	273,420
Expenses:
Loss and loss adjustment expenses incurred	132,277	88,740	253,938	174,264
Policy acquisition costs	25,900	22,936	52,263	44,980
Other underwriting and operating expenses	21,749	18,364	42,250	38,155
Policyholders' dividends and participation	756	818	925	1,417
Interest expense	3,465	1,086	5,446	3,185

Total expenses	184,147	131,944	354,822	262,001
Income from continuing operations before tax and equity in earnings of investee	26,883	8,368	42,895	11,419
Federal income tax expense	9,271	2,891	14,941	4,031

Income from continuing operations, net of tax and before equity in earnings of investee	17,612	5,477	27,954	7,388
Equity in earnings of investee, net of federal income tax expense (Note 10)	788		2,146

Income from continuing operations	18,400	5,477	30,100	7,388
Income from discontinued real estate operations, net of federal income tax expense (Note 4)		1,023		1,912

Net income	$18,400	$6,500	$30,100	$9,300

Net income per common share (Note 2):
Basic:
Continuing operations	$0.98	$0.29	$1.60	$0.40
Discontinued operations (Note 4)		0.06		0.10

Net income	$0.98	$0.35	$1.60	$0.50

Diluted:
Continuing operations	$0.97	$0.29	$1.60	$0.39
Discontinued operations (Note 4)		0.05		0.10

Net income	$0.97	$0.34	$1.60	$0.49

Disclosure regarding comprehensive income:
Net income	$18,400	$6,500	$30,100	$9,300
Change in unrealized depreciation on investments	18,179	5,893	19,799	3,022
Change in cumulative translation adjustment	1,126		769

Comprehensive income	$37,705	$12,393	$50,668	$12,322

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
		(Restated—see Note 4)
	(Dollars in thousands)
Cash flows from operating activities:
Premiums collected	$412,322	$282,974
Investment income received	25,568	25,703
Loss and loss adjustment expenses paid	(176,851)	(155,557)
Underwriting and other operating expenses paid	(146,672)	(106,151)
Interest paid	(3,271)	(4,086)
Income taxes (paid) refunded	(9,702)	10,003

Net cash provided by continuing operating activities	101,394	52,886
Net cash provided by discontinued operating activities		6,306

Net cash provided by operating activities	101,394	59,192

Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(675,957)	(134,874)
Fixed maturity securities held-to-maturity	(39,420)	(39,650)
Other investments	(4,360)	(3,518)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	16,156	4,597
Investment securities available-for-sale	14,653	17,713
Other investments	8,992
Proceeds from sales of investments:
Investment securities available-for-sale	467,103	207,076
Other investments	2,210	206
Net increase in short-term investments	(4,471)	(39,947)
Capital expenditures and other, net	(5,207)	(3,427)

Net cash (used in) provided by continuing investing activities	(220,301)	8,176
Net cash used in discontinued investing activities		(104)

Net cash (used in) provided by investing activities	(220,301)	8,072

Cash flows from financing activities:
Repayment of senior notes payable (Note 6)		(57,235)
Net proceeds from issuance of convertible senior notes (Note 7)	120,136
Cash advanced from bank lines of credit	46,500
Cash repaid on bank lines of credit	(46,500)
Cash dividends paid to common stockholders	(9,384)	(9,299)
Proceeds from exercise of stock options	417	4,992

Net cash provided by (used in) continuing financing activities	111,169	(61,542)
Net cash used in discontinued financing activities		(3,878)

Net cash provided by (used in) financing activities	111,169	(65,420)

Net (decrease) increase in cash	(7,738)	1,844
Net change in cash reclassified to real estate assets held for sale		(2,094)
Cash at beginning of period	17,452	22,812

Cash at end of period	$9,714	$22,562

Reconciliation of net income to net cash flows from operating activities:
Net income	$30,100	$9,300
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations		(1,912)
Net depreciation, amortization and accretion	4,063	3,752
Realized (gains) losses on investments	(11,923)	854
Equity in earnings of investee	(2,146)
Decrease (increase) in:
Accrued investment income	(2,246)	512
Premiums receivable	(15,827)	266
Receivable from reinsurers and state trust funds on paid and unpaid losses	(25,766)	(7,891)
Federal income tax	5,239	14,034
Deferred policy acquisition costs	(1,684)	541
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	102,710	16,915
Unearned premiums	18,360	14,615
Policyholders' dividends accrued	409	322
Other	105	1,578

Net cash provided by continuing operating activities	101,394	52,886
Net cash provided by discontinued operating activities		6,306

Net cash provided by operating activities	$101,394	$59,192

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the property and casualty insurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002. The results of the real estate operations and cash flows from real estate operations have been restated and presented as discontinued operations in 2002 (see Note 4). Certain operating expenses in prior periods have been reclassified to conform to the 2003 presentation (see Note 11). Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in these statements.

Note 2. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income per common share and the amount of dividends per share:

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002
		(In thousands, except per share data)
(A)	Income from continuing operations	$18,400	$5,477	$30,100	$7,388
(B)	Income from discontinued real estate operations		1,023		1,912

(C)	Net income	$18,400	$6,500	$30,100	$9,300

(D)	Weighted average outstanding shares during the period	18,778	18,695	18,773	18,647
	Additional common shares issuable under employee stock option plans using the treasury stock method	127	284	69	266

(E)	Weighted average number of common shares outstanding assuming exercise of stock options	18,905	18,979	18,842	18,913

	Net income per common share:
	Basic:
(A)/(D)	Continuing operations	$0.98	$0.29	$1.60	$0.40
(B)/(D)	Discontinued operations		0.06		0.10

(C)/(D)	Net Income	$0.98	$0.35	$1.60	$0.50

	Diluted:
(A)/(E)	Continuing operations	$0.97	$0.29	$1.60	$0.39
(B)/(E)	Discontinued operations		0.05		0.10

(C)/(E)	Net Income	$0.97	$0.34	$1.60	$0.49

	Dividends per common share	$0.25	$0.25	$0.50	$0.50

        The computation of fully diluted earnings per share does not include any common shares that would be issued in connection with Zenith National's 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") (see Note 7) in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Note 3. Contingent Liabilities

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        At June 30, 2003 and December 31, 2002, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the

Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of the State of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at June 30, 2003 and December 31, 2002. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

        State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of its policyholder liabilities. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at June 30, 2003.

        Zenith recorded an estimate of $7.0 million (net of expected recoveries of $1.9 million recoverable before the end of 2004) for its expected liability at June 30, 2003 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at June 30, 2003. The estimated expense for Guarantee Fund assessments was $1.2 million and $2.4 million, respectively, in the three and six months ended June 30, 2003 compared to $1.0 million and $1.9 million, respectively, for the corresponding periods in 2002. Our estimated liability is based upon currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        The Florida Special Disability Trust Fund ("SDTF") is a fund established in Florida to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded an estimated recoverable of $9.9 million, net of amounts due to reinsurers, at June 30, 2003. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect substantial recoveries for second injury claims from the SDTF and although the SDTF is currently about 30 to 36 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

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

        In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We

expect that we will receive some amount under this earn-out provision for the twelve months ended September 30, 2003, but we are currently unable to estimate how much.

        For the three and six months ended June 30, 2002, the results of operations and cash flows for Zenith's real estate business have been restated and presented as discontinued operations. In the three and six months ended June 30, 2002, total revenues recognized in the real estate operations were $25.0 million and $45.3 million, respectively, and pre-tax income was $1.6 million and $2.9 million, respectively.

Note 5. Segment Information

        Segment information is set forth below:

	Workers' compensation	Reinsurance	Real estate(1)	Investments	Parent	Total
	(Dollars in thousands)
For the Three Months Ended June 30, 2003
Revenues:
Premiums earned	$170,862	$14,595				$185,457
Net investment income				$14,366		14,366
Realized gains on investments				11,207		11,207

Total revenues	170,862	14,595		25,573		211,030

Interest expense					$(3,465)	(3,465)

Income (loss) before tax and equity in earnings of investee	4,203	1,992		25,573	(4,885)	26,883
Federal income tax expense (benefit)	1,820	697		8,464	(1,710)	9,271

Income (loss) after tax and before equity in earnings of investee	2,383	1,295		17,109	(3,175)	17,612
Equity in earnings of investee, net of tax expense of $424				788		788

Net income (loss)	$2,383	$1,295		$17,897	$(3,175)	$18,400

Combined ratios	97.5%	86.4%				96.7%

For the Six Months Ended June 30, 2003
Revenues:
Premiums earned	$326,886	$31,975			$358,861
Net investment income			$26,933		26,933
Realized gains on investments			11,923		11,923

Total revenues	326,886	31,975	38,856		397,717

Interest expense				$(5,446)	(5,446)

Income (loss) before tax and equity in earnings of investee	8,036	4,388	38,856	(8,385)	42,895
Federal income tax expense (benefit)	3,422	1,536	12,919	(2,936)	14,941

Income (loss) after tax and before equity in earnings of investee	4,614	2,852	25,937	(5,449)	27,954
Equity in earnings of investee, net of tax expense of $1,156			2,146		2,146

Net income (loss)	$4,614	$2,852	$28,083	$(5,449)	$30,100

Combined ratios	97.5%	86.3%			96.5%

As of June 30, 2003
Total assets	$469,655	$45,046	$1,382,373	$3,174	$1,900,248

For the Three Months Ended June 30, 2002
Revenues:
Premiums earned	$117,112	$10,418				$127,530
Net investment income				$12,808		12,808
Realized losses on investments				(26)		(26)

Total revenues	117,112	10,418		12,782		140,312

Interest expense					$(1,086)	(1,086)

(Loss) income from continuing operations before tax	(4,312)	2,049		12,782	(2,151)	8,368
Federal income tax (benefit) expense	(1,426)	815		4,256	(754)	2,891

(Loss) income from continuing operations	(2,886)	1,234		8,526	(1,397)	5,477
Income from discontinued operations, net of tax expense of $551			$1,023			1,023

Net (loss) income	$(2,886)	$1,234	$1,023	$8,526	$(1,397)	$6,500

Combined ratios	103.7%	80.3%				101.8%

For the Six Months Ended June 30, 2002
Revenues:
Premiums earned	$224,410	$24,394				$248,804
Net investment income				$25,470		25,470
Realized losses on investments				(854)		(854)

Total revenues	224,410	24,394		24,616		273,420

Interest expense					$(3,185)	(3,185)

(Loss) income from continuing operations before tax	(11,646)	3,951		24,616	(5,502)	11,419
Federal income tax (benefit) expense	(3,615)	1,383		8,189	(1,926)	4,031

(Loss) income from continuing operations	(8,031)	2,568		16,427	(3,576)	7,388
Income from discontinued operations, net of tax expense of $1,029			$1,912			1,912

Net (loss) income	$(8,031)	$2,568	$1,912	$16,427	$(3,576)	$9,300

Combined ratios	105.2%	83.8%				103.1%

As of June 30, 2002
Total assets	$447,592	$51,267	$58,377	$972,136	$2,031	$1,531,403

(1)
Discontinued Real estate operations—see Note 1 and Note 4.

Note 6. Senior Notes Payable

        On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the outstanding principal of its 9% Senior Notes due May 1, 2002.

Note 7. Convertible Senior Notes Payable

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

        Each $1,000 principal amount of the Convertible Notes is convertible at each holder's option into 40 shares of Zenith's common stock (subject to adjustment as provided in the Indenture dated March 21, 2003, by and between Zenith National and Wells Fargo Bank Minnesota, N.A., as Trustee (the "Indenture")) only if: (i) during any fiscal quarter (beginning with the third quarter of 2003) the sale price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day; (ii) after the 30th day following the initial issuance of the Convertible Notes, the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn; (iii) Zenith has called the Convertible Notes for redemption; or (iv) certain corporate events have occurred. The conversion rate of 40 shares for each $1,000 principal amount of Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith's common stock.

        Zenith may redeem some or all of the Convertible Notes for cash on or after March 30, 2008 at the prices specified in the Indenture. Each holder may require Zenith to repurchase all or a portion of its Convertible Notes on March 30, 2010, March 30, 2013, March 30, 2018, or, subject to certain exceptions, upon a change of control of Zenith. If any holder requires Zenith to repurchase its Convertible Notes in any of these events, Zenith may choose to pay the repurchase price in cash or shares of its common stock or a combination of cash and shares of its common stock. On July 18, 2003, Zenith filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to the resale of the Convertible Notes and the shares of its common stock issuable upon conversion of the Convertible Notes. Under the terms of the registration rights agreement, Zenith National is required to use its reasonable best efforts to cause the shelf registration statement to be declared effective by the SEC not later than 180 days after the date of the private offering.

        Issue costs and discount of $4.9 million are being amortized using the effective interest method over the period from issuance to March 30, 2010. In the three and six months ended June 30, 2003, $1.9 million and $2.2 million, respectively, of interest, discount and issue costs were expensed.

        An affiliate of Fairfax Financial Holdings Limited ("Fairfax") purchased $30.0 million aggregate principal amount of the Convertible Notes. Companies controlled by Fairfax own 42% of the outstanding shares of Zenith National at June 30, 2003 (without giving effect to the shares issuable upon conversion of the Convertible Notes). Notwithstanding the 42% ownership of the shares of Zenith National, in separate filings with the Departments of Insurance in California, Texas and New York, Fairfax has disclaimed control of Zenith National. Fairfax has also granted a proxy covering all of its shares of Zenith National to an individual trustee with instructions to vote the shares in proportion to the voting of all other Zenith National shareholders, subject to limited exceptions. Fairfax and Zenith have no common Directors, management, employees or business infrastructure.

        The aggregate maturities for all of Zenith's long-term borrowings for each of the five years after December 31, 2002 are as follows:

Maturing in:	Redeemable Securities	Convertible Notes	Total
	(Dollars in thousands)
2003
2004
2005
2006
2007
Thereafter	$67,000	$125,000	$192,000

Total	$67,000	$125,000	$192,000

Note 8. Bank Lines of Credit

        In January 2003, we borrowed $45.0 million under our two bank lines of credit to make a capital contribution to Zenith Insurance, all of which was repaid in March 2003 from the net proceeds from the issuance of the Convertible Notes on March 21, 2003. There were no outstanding borrowings under the two bank lines of credit at June 30, 2003 or December 31, 2002.

        One of the bank lines of credit is for $50.0 million and is governed by a credit agreement, which contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. In the first quarter of 2003, this credit agreement was amended to remove the requirement that Zenith National maintain at least a Standard and Poor's BB counterparty credit rating. As a result of the effect of the issuance of the Convertible Notes on certain of these financial ratios, Zenith National is not permitted to incur additional indebtedness under this bank line. Accordingly, this bank line was unavailable to Zenith National as of June 30, 2003. However, the second line of credit, a one-year $20.0 million revolving line of credit, expiring August 1, 2003, was fully available at June 30, 2003. Interest on any borrowings under the line is payable at the bank's prime rate, and the agreement does not subject Zenith National to any covenants.

        We currently do not anticipate any need to draw on our bank lines of credit because, as a result of the issuance of the Convertible Notes, Zenith National's current cash and available invested assets are sufficient for any foreseeable requirements at this time.

Note 9. Accounting for Employee Stock Options

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

        The effect of the change in accounting principle and the pro-forma effect of all stock options accounted for under the intrinsic value method for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income as reported	$18,400	$6,500	$30,100	$9,300

Stock-based employee compensation expense included in reported net income, net of federal income tax benefit	10		20
Total stock-based employee compensation expense determined under fair value method for all awards, net of federal income tax benefit	(80)	(100)	(160)	(200)

Pro-forma net income	$18,330	$6,400	$29,960	$9,100

Net income per share—basic
Net income per share as reported	$0.98	$0.35	$1.60	$0.50
Net income per share—pro-forma	$0.98	$0.34	$1.60	$0.49
Net income per share—diluted
Net income per share as reported	$0.97	$0.34	$1.60	$0.49
Net income per share—pro-forma	$0.97	$0.34	$1.59	$0.48

Note 10. Investment in Advent Capital (Holdings) PLC

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

        Prior to August 23, 2002, Zenith owned approximately 6.3% of the outstanding shares of Advent Capital and accounted for the investment on the cost basis. As of August 23, 2002, Zenith is accounting for its investment in Advent Capital based on the equity method in accordance with the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." At June 30, 2003, Zenith has accounted for its investment in Advent Capital using Advent Capital's March 31, 2003 financial statements. The carrying value of the investment in the common stock of Advent Capital is equal to Zenith's equity in the underlying net assets of Advent Capital. The carrying value at June 30, 2003 was $22.1 million, including goodwill of $10.4 million. Zenith's equity in Advent Capital's results of operations for the three and six months ended June 30, 2002 is not material and results of operations for the prior periods have not been restated to retroactively apply equity accounting to those periods.

        The table that follows contains summary information with respect to Advent Capital's results of operations for each of the three and six months ended March 31, 2003 and 2002, after adjustments to reflect GAAP in the United States:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Revenues	$31,841	$38,734	$153,115	$98,976
Claims incurred net of reinsurance	10,049	32,267	87,820	76,265
Profit (loss) on ordinary activities before taxation	7,807	(1,822)	24,379	(4,611)
Profit (loss) on ordinary activities after taxation	5,543	(1,346)	16,768	(3,369)

Note 11. Reclassification of Operating Expenses

        For the purpose of financial reporting under both GAAP and statutory accounting, we identify our operating expenses among four broad categories of expense—loss adjustment expenses; policy acquisition expenses; investments expenses; and underwriting and other operating expenses. In the second quarter of 2003, the California Department of Insurance ("DOI") concluded its financial examination of our insurance subsidiaries, Zenith Insurance Company and ZNAT Insurance Company, and recommended that we review our allocation methodology for allocating expenses in determining which expenses should be included among these categories. This was the only recommendation resulting from the DOI's financial examination. In the second quarter of 2003, we re-assessed the allocation of certain of our general operating expenses to determine whether or not these expenses should be classified as relating to claims and loss adjustment or whether they should be classified as other operating expenses. As a result, certain expenses that we had previously classified as related to claims and loss adjustment in our workers' compensation business are now classified as other operating expenses. We have reclassified expenses in the prior periods presented to conform to this revised classification. The reclassification of these expenses had no effect on net income or the combined ratios for any of the periods presented herein. The effect on the periods presented is as follows:

	Three Months Ended	Six Months Ended June 30,
	June 30, 2002	2003	2002
	(Dollars in thousands)
Decrease in loss and loss adjustment expense incurred	$(4,595)	$(5,225)	$(9,434)
Increase in underwriting and other operating expenses	4,595	5,225	9,434

Net effect	$0	$0	$0

Effect on Workers' Compensation ratios:
Decrease in loss and loss adjustment expense incurred	-3.9%	-1.6%	-4.2%
Increase in underwriting and other operating expenses	3.9%	1.6%	4.2%

Net effect on combined ratio	0%	0%	0%

Effect on total property and casualty ratios:
Decrease in loss and loss adjustment expense incurred	-3.6%	-1.5%	-3.8%
Increase in underwriting and other operating expenses	3.6%	1.5%	3.8%

Net effect on combined ratio	0%	0%	0%

Note 12. Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE")—an interpretation of Accounting Research Bulletin No. 51, 'Consolidated Financial Statements'" ("FIN No. 46"). A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other investors. Among other things, FIN No. 46 requires the consolidation of the assets, liabilities and results of operations of VIEs by the primary beneficiary. FIN No. 46 also requires the disclosure of information concerning VIEs by entities that hold a significant variable interest but may not be the primary beneficiary. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and is effective for interim periods beginning after June 15, 2003 for interests in VIEs that were acquired before February 1, 2003. FIN No. 46 also requires the disclosure of the nature, purpose, size and activities of VIEs, as well as the maximum exposure to loss in connection with VIEs for any financial statements issued after January 31, 2003, if it is reasonably possible that an entity will consolidate or disclose information about a VIE. We expect that FIN No. 46 will not have a material impact on Zenith's consolidated statement of financial position, results of operations or cash flows.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). Among other things, SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is

effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. We expect SFAS No. 149 will not have a material impact on Zenith's consolidated statement of financial position, results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). Among other things, SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and we expect it will not have a material impact on Zenith's consolidated statements of financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Zenith's accounting policies are described in the Notes to Consolidated Financial Statements in Zenith's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002 ("2002 Form 10-K/A"). We believe that certain matters related to accounting policies and estimates in the areas of loss reserves, investments, deferred policy acquisition costs and deferred income taxes are particularly important to an understanding of Zenith's financial statements. These matters are discussed under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2002 Form 10-K/A.

Overview

        The comparative components of net income after tax are set forth in the following table. These components of net income are consistent with the business segments set forth in Note 5 to the Consolidated Financial Statements (Segment Information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net investment income	$9,825	$8,543	$18,188	$16,982
Realized gains (losses) on investments	7,284	(17)	7,749	(555)

Subtotal	17,109	8,526	25,937	16,427
Property-casualty underwriting income (loss)	3,678	(1,652)	7,466	(5,463)
Interest expense	(2,252)	(705)	(3,539)	(2,070)
Parent expenses	(923)	(692)	(1,910)	(1,506)
Equity in earnings of investee	788		2,146

Income from continuing operations	18,400	5,477	30,100	7,388
Income from discontinued operations		1,023		1,912

Net income	$18,400	$6,500	$30,100	$9,300

        Results of operations improved in the three and six months ended June 30, 2003 compared to the corresponding periods in 2002 principally as a result of improved underwriting results in the property-casualty operations and realized gains on sales of investments in the second quarter of 2003.

        The comparative results of Zenith's property and casualty insurance operations before tax and combined ratios are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net premiums earned:
Workers' compensation:
California	$107,162	$61,839	$202,342	$117,501
Outside California	63,700	55,273	124,544	106,909

Total workers' compensation	170,862	117,112	326,886	224,410
Reinsurance	14,595	10,418	31,975	24,394

Total	$185,457	$127,530	$358,861	$248,804

Underwriting income (loss) before tax:
Workers' compensation	$4,203	$(4,312)	$8,036	$(11,646)
Reinsurance	1,992	2,049	4,388	3,951

Total	$6,195	$(2,263)	$12,424	$(7,695)

Combined loss and expense ratios:
Workers' compensation:
Loss and loss adjustment expenses	71.6%	70.9%	71.0%	70.8%
Underwriting and other operating expenses	25.9%	32.8%	26.5%	34.4%

Combined ratio	97.5%	103.7%	97.5%	105.2%
Reinsurance:
Loss and loss adjustment expenses	68.3%	54.7%	68.7%	63.4%
Underwriting and other operating expenses	18.1%	25.6%	17.6%	20.4%

Combined ratio	86.4%	80.3%	86.3%	83.8%
Total:
Loss and loss adjustment expenses	71.3%	69.6%	70.8%	70.0%
Underwriting and other operating expenses	25.4%	32.2%	25.7%	33.1%

Combined ratio	96.7%	101.8%	96.5%	103.1%

        Certain workers' compensation operating expenses have been reclassified in prior periods to conform to the current presentation (see Note 11 to the Consolidated Financial Statements).

Loss Reserves

        At June 30, 2003 and December 31, 2002, our loss reserves were as follows:

	June 30, 2003	December 31, 2002
	(Dollars in millions)
Workers' compensation:
Unpaid loss and loss adjustment expenses	$1,010	$910
Receivable from reinsurers and state trust funds for unpaid losses	244	215

Unpaid loss and loss adjustment expenses, net of reinsurance	$766	$695

Reinsurance:
Unpaid loss and loss adjustment expenses	$134	$132
Receivable from reinsurers for unpaid losses	1	1

Unpaid loss and loss adjustment expenses, net of reinsurance	$133	$131

Total:
Unpaid loss and loss adjustment expenses	$1,144	$1,042
Receivable from reinsurers and state trust funds for unpaid losses	245	216

Unpaid loss and loss adjustment expenses, net of reinsurance	$899	$826

        We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. The principal uncertainty in our workers' compensation loss reserve estimates is caused by the trend of increasing average costs per claim ("inflation" or "increased severity"). We discuss the nature of this phenomenon in more detail below, but for the purpose of loss reserve estimation our assumptions about appropriate year over year inflation rates are an important component of our estimate. Any changes in loss reserve estimates are reflected in our results of operations during the period in which the changes are made. Any increases in our reserves ("adverse development") result in a charge to our earnings and any reductions in our reserves ("favorable development") result in an increase in our earnings. We attempt to mitigate the risk of loss reserve development as follows:

(1) Through pricing:

        We attempt to estimate our loss costs as accurately as possible, not only to establish reasonable loss reserve estimates but also to provide a basis upon which to establish rates that are adequate to cover such loss costs and our operating expenses and to provide a reasonable return to us. Our workers' compensation rate increases (as discussed below under "Workers' Compensation") have been substantial in recent years, particularly in California. Including rate increases through June 2003, our overall effective rate increases in 2003 are about 34% compared to 19% in 2002. Included in these changes are increases of 45% in California for 2003 compared to 29% in 2002. In our workers' compensation business, policy premiums are a function of the applicable rate applied to the policyholders' payroll and an experience-based modification factor. We believe that, after taking these rate increases into effect, our earned premiums per $100 dollars of insured payrolls after June 30, 2003 will exceed our estimated loss costs per $100 dollars of insured payrolls by a more substantial margin than they have over the last two years. In other words, our price increases are estimated to be greater than our current estimates of increases in underlying loss costs.

(2) Through actuarial estimation techniques:

        We employ actuarial techniques and analysis every quarter to help us establish the most reasonably accurate estimate of loss reserves. However, considerable judgment is required to establish the relevance of historical payment and claim reporting and settlement patterns under current facts and circumstances. The principal uncertainty in our workers' compensation loss reserve estimates is caused by the trend of increasing severity. We have assumed that our estimates of our ultimate losses in our most recent accident years should reflect substantial rates of claim inflation because we have seen such inflation in more mature accident years. We have also assumed that our estimates of ultimate losses in our most recent accident years should reflect levels of inflation similar to that which is contained in paid loss information. We currently believe that paid loss development methods are the most reliable methods to estimate ultimate losses. To obtain loss reserve estimates, paid loss data are arrayed by year of the underlying accident ("accident years") and the cumulative paid amounts at the end of subsequent annual or other accounting periods are displayed. The historical annual increases in cumulative totals are used to project the ultimate amount to be paid for all years. We look at the results of such methods and assess their reasonableness based on the implied year over year inflation values. At June 30, 2003, the accident year paid loss inflation rates in our paid loss data and the implied accident year inflation rates in our selections of ultimate losses were as follows:

	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)
Accident year						Implied Inflation in Selected Ultimate Loss Estimate
	18	30	42	54	66
1998	8%	11%	9%	9%	10%	13%
1999	15	13	15	15		14
2000	10	11	11			12
2001	15	15				18
2002	2					6
2003						19

        We are watching the low level of inflation for the 2002 year carefully, and have based our reserve estimates on an inflation rate higher than currently observed but lower than prior years. We have attempted to avoid biasing our estimates downwards based on this 2002 anomaly by providing for an estimate of inflation for 2003 that would be the equivalent of about 12% for 2002 and 2003, a result that is more in line with historical experience. We cannot be assured that our estimates for inflation provide us with loss reserve estimates that will ultimately prove to be sufficient, but we believe that our current estimates are based on a reasonable and conservative interpretation of the data. In our workers' compensation business, our loss reserve estimates are most susceptible to estimation risk in the most recent accident years and we do not typically see significant changes of estimates of accident years that are more than four years old. Therefore, any adverse development on our current loss reserve estimates is likely to be known within a year or so and would be most likely associated with more recent accident years. Because we employ a conservative approach in our loss reserve estimates, any favorable development may not be reflected for several years until we are more certain that the underlying data support lower estimates. If the average annual inflation rates in our workers' compensation loss reserve estimates for each of the 2001, 2002 and 2003 accident years were increased or decreased by 1 percentage point in each year, our loss reserve estimates at June 30, 2003 would increase or decrease by about $15 million.

        In the six months ended June 30, 2003, we increased our estimates of prior year workers' compensation loss reserves (principally for the 2000 and 2001 accident years) by approximately $14 million, which would have increased our net liability for unpaid loss and loss adjustment expenses at December 31, 2002 by 1.7%. In the three months ended June 30, 2003, the increase was $7 million, which would have increased our net liability for unpaid loss and loss adjustment expenses at March 31, 2003 by 0.8%.

(3) Through our operations:

        Our workers' compensation loss costs can be broadly divided into the categories of indemnity (payments to workers for lost wages) and medical (payments to providers to treat injured workers). Paid loss inflation trends by category at June 30, 2003 were as follows:

	Average Medical Paid per Claim Annual Inflation Evaluated After (number of months)
Accident year
	18	30	42	54
1998	9%	11%	11%	12%
1999	16	15	16	15
2000	9	11	12
2001	19	18
2002	0

	Average Indemnity Paid per Claim Annual Inflation Evaluated After (number of months)
Accident year
	18	30	42	54
1998	7%	13%	8%	7%
1999	15	12	16	16
2000	5	6	5
2001	8	13
2002	3

        We believe that part of the inflation trend in our workers' compensation costs is attributable to the phenomenon of declining claim frequency that we have also observed consistently over the last several years. The declining frequency of claims contributes to the inflation trend because the frequency decline has been concentrated in less expensive claims (claims involving less time off work and less severe injuries). However, we also believe that there is an inflation trend in underlying costs, which we are attempting to mitigate as follows:

(A)
Medical costs

        A substantial portion of the treatments for which we provide reimbursement are governed by a fee schedule in most of the states in which we do business. The unit costs paid in these fee schedules are not increasing at anything like the rates of inflation we are seeing in average medical costs per claim. For example, the California workers' compensation fee schedule has not been substantially revised since 1999. Therefore, we surmise that the underlying trend is attributable to greater amounts of medical utilization per claim based on either more severe injuries and/or more frequent or otherwise inflated billing by providers. We use our medical management department to mitigate this as follows:

        Bill review and negotiation.    Fee schedules and preferred provider networks provide a basic constraint on unit medical costs. However, providers are not required to bill us according to the fee schedule or based on a contractual network rate. We review all medical bills for appropriate coding and to adjust the amount we pay to the lower of the fee schedule or contractual network amount. A provider may re-submit a bill that we have reduced and we will then engage in dispute resolution including legal process, if necessary. Certain procedures may not be covered by the fee schedule or the providers are not in our networks. For example, outpatient surgery centers and durable medical equipment are not covered by the California fee schedule. We have established standards for what we expect to pay for these services and we negotiate settlement of individual bills with providers to ensure that we pay only a reasonable amount for the services provided.

        Utilization controls.    We see significant variation among claims in the number and frequency of office visits for items such as physical therapy and chiropractic treatment. We have established standards for office visits to monitor, by exception, those claims for which there is a higher frequency of office visits and the potential for higher costs. Surgical procedures will impact the cost of a claim. Unnecessary or ineffective procedures will result in higher than necessary costs; and effective, timely surgical intervention can reduce the ultimate cost of a claim. We have instituted a peer review process for treatment plans that involve surgical procedures to promote successful outcomes. However, the claimant's representatives can oppose our recommendations; and surgeries that we deem unnecessary or inappropriate may be undertaken.

        Pharmacy.    Our principal control over the cost of drugs is through the use of pharmacy networks. We also monitor prescription patterns to identify outliers.

        Settlements.    In California and Florida and many of the others states in which we conduct our workers' compensation business, we are able to settle and close workers' compensation claims in exchange for lump sum payments. In some claim settlements only the indemnity component of the claim may be settled in this fashion. Also, if we deny reimbursement either in whole or in part to a provider under our bill review and utilization control processes, such provider can file a lien against us for reimbursement. The lien is ultimately either withdrawn or resolved either through an agreed-upon monetary settlement or by way of an administrative hearing on its merits. Our ability to execute successful settlement strategies is a significant determinant of our average medical or indemnity cost per claim.

(B)
Indemnity costs

        Disability ratings.    Disability payments vary with the extent of injury (the disability rating), the wages of the injured worker and the length of time for which the claimant is unable to work or perform modified duties. Our average disability rating has increased in recent years as the frequency of less expensive claims has decreased.

        Return-to-work strategies.    The number of weeks for which temporary disability payment will be made can be mitigated by returning injured workers to their employment. Our return-to-work specialists and vocational rehabilitation specialists focus their efforts on return to work, including return to modified duties or alternative employment.

        Benefit changes.    Disability benefits are periodically revised by state legislation (see description of recent changes in California and Florida below under "Workers' Compensation"). These changes increase our average indemnity costs and may impact the frequency of claims. However, these legislative changes in benefits are known in advance and we endeavor to adjust our rates appropriately in response to such changes.

        Litigation.    Many of our workers' compensation claimants are represented by attorneys. We have not observed a noticeable increase in the proportion of represented claims, but in California, for example, approximately 40% of our claims involving indemnity benefits are represented by attorneys. We use our own in-house attorneys to participate in these claims, which may involve denial of coverage or settlement of either contested issues or lump sum settlement amounts.

        The inflation trend that we have experienced and which we are currently trying to estimate in our loss reserves may be a result of some of or all of the foregoing matters and our initiatives could mitigate the trend. However, there may be other causes that we have not yet identified or the initiatives we have undertaken may be ineffective, in which case we could experience rates of inflation that exceed our current estimates, resulting in adverse loss development in the future.

Terrorism Risk Insurance Act of 2002

        In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") became effective. The principal purpose of the Act was to provide a role for the Federal Government in the provision of insurance for losses sustained in connection with terrorism. Prior to the Act, insurance (except for workers' compensation insurance) and reinsurance for losses arising out of acts of terrorism were severely restricted in their availability from private insurance and reinsurance companies. Under the Act, all licensed insurers must offer terrorism coverage on most commercial lines of business. The Act is effective for the period from November 26, 2002 until December 31, 2005. The Secretary of the Treasury must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. Losses arising out of the act of terrorism must exceed $5.0 million. If an event is certified, the Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the Federal Government will reimburse 90% of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion.

        The Act contemplates that affiliated insurers will be treated collectively as one entity by the U.S. Treasury Department for purposes of calculating direct earned premiums and, therefore, an insurer's deductible. As of June 30, 2003, companies controlled by Fairfax Financial Holdings Limited, a Toronto based financial services holding company ("Fairfax"), owned approximately 42% of our outstanding common stock. Fairfax has disclaimed any control of Zenith and has granted to a trustee a proxy to vote all of the shares of our common stock held by Fairfax and its subsidiaries in proportion to the voting of all other Zenith National stockholders. Due to the definitions of "affiliate" and "control" under the Act, however, it appears that the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax (the "Fairfax direct earned premiums") will be required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. If the Fairfax direct earned premiums are combined with ours, our deductible for 2003 would be approximately $182 million. Excluding the Fairfax direct earned premiums, our deductible for 2003 would be approximately $38 million.

        In connection with the Treasury Department's promulgation of final rules under the Act, Zenith brought to the Department's attention certain ambiguities in the interpretation of these definitions of "affiliate" and "control." In February 2003, the Treasury Department issued interim final rules that did not provide clarification as to whether or not the Fairfax direct earned premiums must be included with those of Zenith for purposes of calculating Zenith's deductible. In July 2003, the Treasury Department issued final rules that generally adopted the interim final rules, but made revisions in, among other things, the definition of "affiliate." We believe, however, that the final rules retained some of the ambiguities of the interim final rules pertaining to how affiliation and control will be determined, and we will request a final interpretation with respect to the affiliate issue in accordance with the provisions of the final rules. We cannot assure you that we will receive a favorable determination from the Treasury Department. If we received an unfavorable determination, our deductible for 2003 would include the Fairfax direct earned premiums and would be approximately $182 million. In addition, Fairfax may determine to seek its own hearing or interpretive advice, which determination is solely within Fairfax's discretion. No prediction can be made as to whether Fairfax would make such a determination or, if made, whether it would receive a favorable determination from the Treasury Department.

        We have purchased reinsurance for acts of terrorism in the amount of $9.0 million in excess of a retention of $1.0 million in 2003. In addition for 2003, we have purchased reinsurance for terrorism, excluding nuclear, biological and chemical attacks, up to 50% of losses of $27.0 million in excess of $10.0 million. The cost of such terrorism reinsurance is approximately $2.5 million including the reinsurance from $1.0 million to $10.0 million.

        Notwithstanding the protection provided by the Act and by the reinsurance we have purchased, the risk of severe losses to Zenith from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. In our Workers' Compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations. In our Reinsurance business, most of the contracts we have written in 2002 and 2003 exclude losses from terrorism, and any terrorism exposure we have assumed is subject to our underwriting guidelines not to write business that could expose us to losses of greater than approximately $17 million after deducting applicable premium income and after tax. The impact of any future terrorist acts is unpredictable and the ultimate impact on Zenith, if any, of losses from any future terrorist acts will depend upon their nature, extent, location and timing and the outcome of our pursuit in obtaining a favorable determination from the Treasury Department.

Workers' Compensation

        Workers' compensation net premiums earned increased in the three and six months ended June 30, 2003 compared to the corresponding periods in 2002 as a result of increases in rates and policies in-force. Zenith increased its workers' compensation premium rates in California as follows: effective February 1, 2002 by about 26%; effective August 1, 2002 by about 7%; effective January 1, 2003 by about 11% on new and renewal policies and by about 5% on the unexpired term of policies in-force on January 1, 2003; and by about 6% on April 1, 2003. Our California workers' compensation rates were increased by about 11% on July 1, 2003. In Florida, rates are set by the Department of Insurance. A 2.7% rate increase was approved by the Florida Department of Insurance and implemented by Zenith for new and renewal policies effective August 1, 2002. The Florida Department of Insurance approved, and we implemented, a 13.7% rate increase effective April 1, 2003 on new, renewal and in-force policies which were written on or after January 1, 2003. Zenith also implemented rate increases in most of the other states in which it does business at January 1, 2002 and 2003.

        Zenith's California workers' compensation premiums in-force increased from $210.4 million at December 31, 2001 to $257.3 million at June 30, 2002 and from $350.2 million at December 31, 2002 to $459.9 million at June 30, 2003. Outside of California, Zenith's in-force premiums increased from $209.7 million at December 31, 2001 to $229.8 million at June 30, 2002 and from $259.2 million at December 31, 2002 to $275.4 million at June 30, 2003. The number of policies in-force in California increased from 19,100 at December 31, 2001 to 19,900 at June 30, 2002 and from 22,600 at December 31, 2002 to 24,400 at June 30, 2003. Outside of California, the number of policies in-force decreased from 16,400 at December 31, 2001 to 16,300 at June 30, 2002 and from 16,900 at December 31, 2002 to 16,100 at June 30, 2003.

        The foregoing substantial rate increases have resulted in correspondingly higher premiums in-force and premiums earned in 2003 compared to 2002. The total number of policies in-force has also increased. We believe that the increases in premiums in-force are substantially higher than the increases in underlying exposure to covered employees at risk of injury. Workers' compensation policy premiums are a function of the applicable rate applied to the insured's payroll and an experience-based modification factor. One proxy measure for the amount of underlying exposure associated with our in-force policies is the amount of total payroll applicable to our in-force policies.

        For policies incepting in the first six months of the year only, we estimate that the underlying payroll associated with our policies in-force increased by smaller percentages than the increases in rates during the same periods:

	Annual Increase in Insured Payroll
Policies incepted in the first six months of	California Only	Total Company
2002	6%	6%
2003	10%	3%

        Net premiums earned in the three and six months ended June 30, 2003 are net of $18.8 million and $36.0 million, respectively, and net premiums earned in the three and six months ended June 30, 2002 are net of $6.5 million and $10.0 million, respectively, of earned premiums ceded in connection with the 10% quota share reinsurance arrangement which was effective January 1, 2002 for policies written on or after January 1, 2002.

        Underwriting results and the combined ratio of the workers' compensation operations improved in the three and six months ended June 30, 2003 compared to the corresponding periods of 2002. The improvement was principally due to the favorable impact of increased premiums and rates in 2003 on the accident year loss ratio and the underwriting expense ratio, offset by some adverse loss development for prior years. The following table shows the components of the workers' compensation combined ratios in the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Workers' compensation combined loss and expense ratios:
Loss and loss adjustment expenses
Current accident year	67.5%	70.9%	66.7%	70.8%
Prior accident years	4.1%		4.3%
Underwriting and other operating expenses	25.9%	32.8%	26.5%	34.4%

Combined ratio	97.5%	103.7%	97.5%	105.2%

        In California, on January 1, 2003, workers' compensation legislation became effective that provided for increases in the benefits payable to injured workers. Other changes included in the legislation are intended to help control costs and encourage the return-to-work of injured workers. The major risk factor is whether or not the legislation or the economy, or a combination of the two, will change the long-term trends of reduced claim frequency or increased severity and whether or not Zenith can estimate and implement timely and appropriate rate changes.

        Our workers' compensation operations are subject to legislative and regulatory actions, particularly in California and Florida where we have our largest concentrations of business. In California, several bills have been introduced into the legislature that purport to address increasing workers' compensation costs. We are currently unable to predict the ultimate impact, if any, of these proposals. In Florida, the legislature recently enacted legislation, effective October 1, 2003. The Florida legislation provides changes to the workers' compensation system that are designed to expedite the dispute resolution process, provide greater compliance and enforcement authority to combat fraud, revise certain indemnity benefits and increase medical reimbursement fees for physicians and surgical procedures. One of the intended outcomes of the proposed legislation is a reduction in the overall costs associated with delivering workers' compensation benefits in the state of Florida. The National Council for Compensation Insurance ("NCCI"), an agency used by the Florida Department of Insurance ("Florida DOI") to provide an analysis of legislation and its expected impact, has recommended a decrease of

14% in Florida rates effective October 1, 2003. We expect that the Florida DOI will review the estimated cost savings that are expected to result from the legislation and reduce Florida workers' compensation rates. However, we are currently unable to predict if such a change will be as recommended by the NCCI or as to whether the NCCI recommendation is justified by the legislative changes.

        Zenith expects that the future profitability of the workers' compensation operations will be dependent upon the following: 1) competition; 2) industry pricing; 3) general levels of interest rates; 4) legislative and regulatory actions; 5) the frequency and severity of terrorist acts, if any, similar to the World Trade Center attack of September 11, 2001; 6) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserve estimates and premium rates; and 7) the impact in California of the legislation that increases workers' compensation benefits starting in 2003. Claim frequency trends continue to decline, but the reasons therefor are not clear, and management is unable to predict whether these trends will continue.

Reinsurance

        Underwriting income or loss and the combined ratio of the reinsurance operation fluctuates significantly depending upon the incidence or absence of large catastrophe losses. There were no major catastrophes that occurred in the six months ended June 30, 2003 or 2002, and results of the reinsurance operation were comparable between the periods.

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

Discontinued Real Estate Operations

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Zenith Insurance's wholly-owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax. In addition to the consideration received in October 2002, the Agreement entitles us to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We expect that we will receive some amount under this earn-out provision for the twelve months ended September 30, 2003, but we are currently unable to estimate how much.

        In the three and six months ended June 30, 2002, total revenues recognized in the real estate operations were $25.0 million and $45.3 million, respectively, and pre-tax income was $1.6 million and $2.9 million, respectively.

Investments

        Zenith's investment portfolio increased in the six months ended June 30, 2003 principally as a result of favorable cash flow from operations and the net proceeds from the issuance of $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes"). At June 30, 2003, our investment portfolio was comprised of 77% of fixed maturity securities; 12% of short-term investments; 5% of equity securities; and 6% of other investments including mortgage loans, investments in limited partnerships and our investment in Advent Capital (Holdings) PLC, a U.K. company ("Advent Capital"). At December 31, 2002, our investment portfolio was comprised of 74% of fixed maturity securities; 14% of short-term investments; 4% of equity securities; and 8% of other investments. Fixed maturity securities include corporate debt, municipal bonds, U.S. Government securities and mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). The average maturity date of the fixed maturity securities portfolio, excluding short-term investments, was 8.7 years and 5.7 years at June 30, 2003 and December 31, 2002, respectively.

        Investment income is an important component of our earnings. Investment income increased in the three and six months ended June 30, 2003 compared to the corresponding periods in 2002 because of the increase in invested assets partly offset by declining interest rates. The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Investment yield:
Before tax	4.4%	5.4%	4.4%	5.3%
After tax	3.0%	3.6%	3.0%	3.5%

        Realized gains on the sale of available-for-sale investments in the three months ended June 30, 2003 include $9.3 million from the sale of fixed maturity securities. The average yield on the cost of these bonds compared to the average yield on their market values at the date of sale was as follows:

	At date of disposal
	Realized Gain	Fair Value	Yield on Cost	Yield on Market
	(Dollars in thousands)
Taxable corporate bonds	$7,765	$117,857	5.84%	5.16%
Non-taxable municipal bonds	1,496	56,626	3.92%	3.58%

Total	$9,261	$174,483

        Zenith has identified certain securities, amounting to 89% of the investments in fixed maturity securities at June 30, 2003 and December 31, 2002 as "available-for-sale." Stockholders' equity increased by $12.6 million after deferred tax from December 31, 2002 to June 30, 2003 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities.

        The unrealized net gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

		Available-for-Sale
	Held-to-Maturity Before Tax
		Before Tax	After Tax
	(Dollars in thousands)
June 30, 2003	$4,253	$49,185	$31,970
December 31, 2002	3,768	29,821	19,384

        Unrealized losses in the investment portfolio at June 30, 2003 are not expected to have a material impact on liquidity because we can, if necessary, hold fixed maturity securities to maturity and because equity securities represent only about 5% of the portfolio.

        Investments in corporate debt expose us to the risk of loss of principal in the event of default by the issuer. Also, market prices of both corporate debt and equity investments can fall significantly below the prices at which we acquired the investment. We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible. However, when, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value as a charge to earnings (reduction of realized gains on investments). The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Write-downs, determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline was identified, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Write-downs	$0	$4,600	$2,600	$5,700

        The write-downs in 2003 were principally attributable to the impairment of two limited partnership investments. The write-downs in 2002 were principally attributable to bankruptcies of the issuers of debt securities, including $4.3 million in the three and six months ended June 30, 2002 attributable to the bankruptcy of WorldCom, Inc.

        We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value through June 30, 2003 and that our remaining unrealized losses at June 30, 2003 are not other-than-temporary. We base this conclusion on our current understanding of the issuers of these securities as described above and because we have also established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for eleven years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

        Future earnings would be negatively impacted by any future write-downs of securities associated with other-than-temporary declines of their fair values. Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. Following is some relevant information about our investment portfolio at June 30, 2003:

	Securities with
June 30, 2003	Unrealized gains	Unrealized (losses)
	(Dollars in thousands)
Fixed maturity securities:
Fair value	$887,193	$170,582
Amortized cost	830,237	174,100
Gross unrealized gain (loss)	56,956	(3,518)
Fair value as a percentage of amortized cost	106.9%	98.0%
Number of security positions held	265	46
Number individually exceeding $0.5 million gain (loss)	30	1

Concentration of gains or (losses) by type or industry:
Municipal bonds	$649	$(967)
Gas transmission	744	(662)
U.S. Treasury bonds	842	(268)
Paper products	1,167	(248)
Machinery, equipment and furniture	2,282	(230)
Utilities	466	(230)
Food and beverage	4,433	(204)
Insurance	10,694	(184)
Transportation services	4,882	(128)
Financial institutions	3,177	(104)
Other	27,620	(293)

Total	$56,956	$(3,518)

Investment grade:
Fair value	$852,644	$149,622
Amortized cost	799,167	152,213
Fair value as a percentage of amortized cost	106.7%	98.3%
Non-investment grade:
Fair value	$34,549	$20,960
Amortized cost	31,070	21,887
Fair value as a percentage of amortized cost	111.2%	95.8%

Equity securities:
Fair value	$52,495	$13,884
Cost	43,877	14,458
Gross unrealized gain (loss)	8,618	(574)
Fair value as a percentage of cost	119.6%	96.0%
Number of security positions held	27	9
Number individually exceeding $0.5 million gain (loss)	3	0

        The table that follows sets forth the scheduled maturities of fixed maturity securities based on their fair values:

	Securities with
June 30, 2003	Unrealized gains	Unrealized losses
	(Dollars in thousands)
Maturity categories:
1 year or less	$52,872	$19,885
After 1 year through 5 years	347,946	10,797
After 5 years through 10 years	277,511	42,426
After 10 years	208,864	97,474

	$887,193	$170,582

        The table below sets forth information about unrealized losses:

June 30, 2003	Fair value	Unrealized losses	Fair value as a percentage of cost basis
	(Dollars in thousands)
Fixed maturity securities with unrealized losses:
Exceeding $0.1 million at 06/30/03 and for:
Less than 6 months (13 issues)	$65,229	$(1,699)	97.5%
6-12 months (1 issue)	1,870	(117)	94.1
More than 1 year (2 issues)	6,350	(662)	90.6
Less than $0.1 million at 06/30/03 (30 issues)	97,133	(1,040)	98.9

	$170,582	$(3,518)	98.0%

Equity securities with unrealized losses:
Exceeding $0.1 million at 06/30/03 and for:
6-12 months (1 issue)	$2,166	$(364)	85.6%
Less than $0.1 million at 06/30/03 (8 issues)	11,718	(210)	98.2

	$13,884	$(574)	96.0%

        The securities with the largest individual unrealized losses at June 30, 2003 were as follows:

June 30, 2003	Amortized cost	Fair value	Unrealized losses
	(Dollars in thousands)
Sonat, Inc. 7.625% bonds, $5,000 par value, maturing July 15, 2011	$5,086	$4,550	$(536)
Sonat, Inc. 6.625% bonds, $2,000 par value, maturing February 1, 2008	1,926	1,800	(126)
30,000 shares of ChevronTexaco Corp. common stock	2,530	2,166	(364)

        Based on our assessment of the prospects for Sonat, Inc. and ChevronTexaco Corp. and our intention to hold these securities, we believe it is likely that the fair values of our investments in Sonat, Inc. and ChevronTexaco Corp. will recover.

        The following is a summary of securities sold at a loss for the three and six months ended June 30, 2003:

	Three months Ended June 30, 2003	Six months Ended June 30, 2003
	(Dollars in thousands)
Fixed maturity securities:
Realized losses on sales	$(3)	$(1,091)
Fair value at the date of sale	39,928	56,105
Number of securities sold	2	10
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(3)	$(304)
Greater than 12 months	0	(787)

Equity securities:
Realized losses on sales	$(48)	$(2,486)
Fair value at the date of sale	3,800	8,525
Number of securities sold	3	11
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(48)	$(48)
3-6 months	0	(743)
6-12 months	0	(857)
Greater than 12 months	0	(838)

        At the time we sold these investments, we had the ability to hold them for a sufficient time for them to recover their values and the sales were not related to any liquidity needs. However, our intent to hold them changed because we changed our conclusion about the outlook for the performance of the issuer or its industry. In some cases we may have decided that our overall exposure to a particular issue or type of security or concentration within an industry should be reduced as part of ongoing portfolio management and asset allocation. At June 30, 2003, those securities which we are holding in our portfolio with an unrealized loss were individually not material and were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

Liquidity and Capital Resources

        Zenith's insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At June 30, 2003 and December 31, 2002, cash and short-term investments in the insurance subsidiaries were $146.9 million and $167.4 million, respectively. The current trend of favorable cash flow from operations is attributable to the trend of increasing workers' compensation rates and premiums.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other available assets in Zenith National were $82.4 million and $8.2 million at June 30, 2003 and December 31, 2002, respectively. The increase was principally attributable to the net proceeds from the issuance of $125.0 million aggregate principal amount of the Convertible Notes, offset by a capital contribution to Zenith Insurance.

        On March 21, 2003, Zenith National issued $125.0 million aggregate principal amount of the Convertible Notes and received net proceeds of $120.1 million (see Note 7 to the Consolidated Financial Statements). The Convertible Notes are general unsecured obligations of Zenith National and rank equally with Zenith's other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, Zenith National will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008, if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes. Each $1,000 principal amount of the Convertible Notes is convertible, at the purchaser's option, to 40 shares of Zenith National's common stock, par value $1.00 per share, at any time prior to stated maturity only if (1) the price of Zenith National's common stock reaches specified thresholds, (2) the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn, (3) the Convertible Notes are called for redemption, or (4) specified corporate transactions have occurred. The conversion rate of 40 shares of Zenith National common stock for each $1,000 principal amount of the Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith National's common stock. Zenith National may redeem some or all of the Convertible Notes for cash on or after March 30, 2008. Each holder may require Zenith National to repurchase all or a portion of its Convertible Notes on March 30, 2010, March 30, 2013, March 30, 2018, or, subject to specified exceptions, upon Zenith National's change of control.

        On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the outstanding principal of its 9% Senior Notes due May 1, 2002.

        In January 2003, we borrowed $45.0 million under our two bank lines of credit to make a capital contribution to Zenith Insurance, all of which was repaid in March 2003 from the net proceeds from the issuance of the Convertible Notes on March 21, 2003. There were no outstanding borrowings under the two bank lines of credit at June 30, 2003 or December 31, 2002.

        One of the bank lines of credit is for $50.0 million and is governed by a credit agreement, which contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. In the first quarter of 2003, this credit agreement was amended to remove the requirement that Zenith National maintain at least a Standard and Poor's BB counterparty credit rating. As a result of the effect of the issuance of the Convertible Notes on certain of these financial ratios, Zenith National is not permitted to incur additional indebtedness under this bank line. Accordingly, this bank line was unavailable to Zenith National as of June 30, 2003. However, the second line of credit, a one-year $20.0 million revolving line of credit, expiring August 1, 2003, was fully available at June 30, 2003. Interest on any borrowings under the line is payable at the bank's prime rate, and the agreement does not subject Zenith National to any covenants.

        We currently do not anticipate any need to draw on our bank lines of credit because, as a result of the issuance of the Convertible Notes, Zenith National's current cash and available invested assets are sufficient for any foreseeable requirements at this time.

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

        The table below sets forth the amounts of Zenith's contractual obligations, including interest payable, at June 30, 2003:

	Payments due by period
	Redeemable securities including interest	Convertible notes including interest	Operating lease commitments	Total
	(Dollars in thousands)
Less than 1 year	$5,729	$7,388	$4,943	$18,060
1-3 years	11,458	14,376	9,011	34,845
3-5 years	11,458	14,376	4,819	30,653
More than 5 years	184,444	232,810	737	417,991

Total	$213,089	$268,950	$19,510	$501,549

        Our contractual obligations under the outstanding Redeemable Securities are comprised of $146.1 million of interest payments over the next twenty-six years and $67.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $144.0 million of interest payments over the next twenty years and $125.0 million of principal payable in 2023. In addition, Zenith may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes. See Note 7 to the Consolidated Financial Statements for more information concerning the Convertible Notes.

        Zenith's contingent liabilities are discussed in Note 3 to the Consolidated Financial Statements. Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed. We cannot currently predict the timing or the outcome of the contingencies surrounding reinsurance recoverable from Reliance Insurance Company or the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE")—an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"' ("FIN No. 46"). A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other investors. Among other things, FIN No. 46 requires the consolidation of the assets, liabilities and results of operations of VIEs by the primary beneficiary. FIN No. 46 also requires the disclosure of information concerning VIEs by entities that hold a significant variable interest but may not be the primary beneficiary. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and is effective for interim periods beginning after June 15, 2003 for interests in VIEs that were acquired before February 1, 2003. FIN No. 46 also requires the disclosure of the nature, purpose, size and activities of VIEs, as well as the maximum exposure to loss in connection with VIEs for any financial statements issued after January 31, 2003, if it is reasonably possible that an entity will consolidate or disclose information about a VIE. We expect that FIN No. 46 will not have a material impact on Zenith's consolidated statement of financial position, results of operations or cash flows.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). Among other things, SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. We expect SFAS No. 149 will not have a material impact on Zenith's consolidated statement of financial position, results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). Among other things, SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and we expect it will not have a material impact on Zenith's consolidated statements of financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

			Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in thousands)
As of June 30, 2003
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$27,697	$113,715	$72,780	$96,343	$98,288	$648,952	$1,057,775
Weighted average interest rate	2.0%	2.0%	2.8%	4.0%	3.2%	4.9%	4.2%
Short-term investments	$162,918						$162,918
Debt and interest obligations of Zenith:
Convertible senior notes payable	3,794	$7,188	$7,188	$7,188	$7,188	$236,404	268,950
Redeemable securities	2,864	5,729	5,729	5,729	5,729	187,309	213,089

As of December 31, 2002
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$54,096	$72,654	$52,034	$157,424	$79,501	$397,919	$813,628
Weighted average interest rate	2.6%	2.1%	3.4%	4.8%	3.7%	5.8%	4.7%
Short-term investments	$158,078						$158,078
Debt and interest obligations of Zenith:
Redeemable securities	5,729	$5,729	$5,729	$5,729	$5,729	$187,309	215,954

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures.

        Zenith's management, with the participation of Zenith's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Zenith's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Zenith's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Zenith's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Zenith in the reports that it files or submits under the Exchange Act.

(b)
Internal Control Over Financial Reporting.

        There have not been any changes in Zenith's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Zenith's internal control over financial reporting.

PART II, OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Stockholders' Meeting of Zenith National was held on May 20, 2003. Two matters were presented to a vote of the stockholders.

        One matter was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld
Max M. Kampelman	18,094,093	96,377
Robert J. Miller	17,960,234	230,236
Leon E. Panetta	17,957,221	233,249
Alan I. Rothenberg	18,125,212	65,258
William S. Sessions	18,096,386	94,084
Gerald Tsai, Jr.	17,961,729	228,741
Michael Wm. Zavis	17,960,234	230,236
Stanley R. Zax	18,117,584	72,886

        With respect to the election of Directors, there were no votes cast against any Directors, no abstentions and no broker non-votes.

        The second matter was a vote to approve the Amended and Restated Executive Officer Bonus Plan, changing the objective performance goal for the payment of bonuses thereunder. The matter was approved by the stockholders. A tabulation of votes follows:

For	Against	Abstain	Brokers' Non-Votes
13,439,396	730,780	2,760,042	1,260,252

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.1	Certificate of Incorporation of Zenith National Insurance Corp., dated May 28, 1971. (Incorporated herein by reference to Exhibit 3.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
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
10.1*
Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.5* to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.2*
Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.38* to Zenith's Registration Statement on Form S-1 filed July 18, 2003.)
11
Statement re: computation of per share earnings. (Note 2 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)
31.1	Certification of the CEO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
32	Certifications of the CEO and CFO, pursuant to 18 U.S.C. Section 1350.

*
Management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K

        Zenith filed a Current Report on Form 8-K dated April 29, 2003 in connection with the press release issued by Zenith on April 29, 2003 announcing results for the first quarter of 2003.

        Zenith filed a Current Report on Form 8-K dated May 20, 2003 in connection with the press release issued by Zenith on May 20, 2003 announcing the declaration of a quarterly dividend.

        Zenith filed an Amendment No. 3 to the Current Report on Form 8-K/A on June 16, 2003 that further amends its Current Report on Form 8-K dated August 23, 2002 (originally filed on September 3, 2002 in connection with Zenith's acquisition on August 23, 2002 of approximately 19.2 million additional shares of Advent Capital (Holdings) PLC, a U.K. company) to provide a revised report by Littlejohn Frazer, Chartered Accountants and Registered Auditors.

        Zenith filed an Amendment No. 4 to the Current Report on Form 8-K/A on June 30, 2003 that further amends its Current Report on Form 8-K dated August 23, 2002 (originally filed on September 3, 2002 in connection with Zenith's acquisition on August 23, 2002 of approximately 19.2 million additional shares of Advent Capital (Holdings) PLC, a U.K. company) to provide a revised report by Littlejohn Frazer, Chartered Accountants and Registered Auditors.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2003.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the CEO, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).
32	Certifications of the CEO and CFO, pursuant to 18 U.S.C. Section 1350.

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
Signatures