Form 10-Q
period 2003-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2003-10-29
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

        At October 27, 2003, there were 18,816,000 shares of Zenith National common stock outstanding, net of 7,018,000 shares of treasury stock.

PART l
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $132,031 in 2003 and $108,732 in 2002)	$129,607	$104,964
At fair value (amortized cost $882,220 in 2003 and $675,075 in 2002)	918,123	704,896
Equity securities, at fair value (cost $38,611 in 2003 and $51,686 in 2002)	45,354	48,634
Mortgage loans (at unpaid principal balance)	37,369	26,924
Short-term investments (at cost, which approximates fair value)	230,758	158,078
Investment in Advent Capital (Holdings) PLC (Note 10)	22,911	18,319
Other investments	34,170	36,469

Total investments	1,418,292	1,098,284
Cash	9,938	17,452
Accrued investment income	14,270	10,990
Premiums receivable, less bad debt allowance of $877 in 2003 and $2,300 in 2002	82,868	77,298
Receivable from reinsurers and state trust funds for paid and unpaid losses	305,069	272,013
Deferred policy acquisition costs	14,790	13,374
Current and deferred income taxes	24,277	35,820
Goodwill	20,985	20,985
Other assets	70,382	68,897

Total assets	$1,960,871	$1,615,113

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$1,191,086	$1,041,532
Unearned premiums	126,015	97,387
Policyholders' dividends accrued	2,909	3,362
Convertible senior notes payable, less unamortized issue costs of $4,712 in 2003 (Note 7)	120,288
Redeemable securities, less unamortized issue costs of $1,243 in 2003 and $1,281 in 2002	65,757	65,719
Other liabilities	93,335	90,089

Total liabilities	1,599,390	1,298,089

Commitments and contingent liabilities (Note 3)
Stockholders' equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2003 and 2002
Common stock, $1 par, 50,000 shares authorized; issued 25,831 and 25,786 in 2003 and 2002, outstanding 18,813 and 18,768 in 2003 and 2002	25,831	25,786
Additional paid-in capital	298,120	296,974
Retained earnings	141,119	109,008
Accumulated other comprehensive income	28,553	17,398

	493,623	449,166
Treasury stock, at cost (7,018 shares in 2003 and 2002)	(132,142)	(132,142)

Total stockholders' equity	361,481	317,024

Total liabilities and stockholders' equity	$1,960,871	$1,615,113

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)
	2003	2002	2003	2002
Revenues:
Premiums earned	$200,712	$149,898	$559,573	$398,702
Net investment income	14,975	11,960	41,908	37,430
Realized gains on investments	2,712	1,108	14,635	254

Total revenues	218,399	162,966	616,116	436,386
Expenses:
Loss and loss adjustment expenses incurred (Note 11)	139,579	105,631	393,517	279,895
Policy acquisition costs	26,495	24,163	78,758	69,143
Underwriting and other operating expenses (Note 11)	24,081	19,944	66,331	58,099
Policyholders' dividends and participation	768	802	1,693	2,219
Interest expense	3,452	460	8,898	3,645

Total expenses	194,375	151,000	549,197	413,001
Income from continuing operations before tax and equity in earnings of investee	24,024	11,966	66,919	23,385
Federal income tax expense	8,253	4,226	23,194	8,257

Income from continuing operations, net of tax and before equity in earnings of investee	15,771	7,740	43,725	15,128
Equity in earnings of investee, net of federal income tax expense (Note 10)	329		2,475

Income from continuing operations	16,100	7,740	46,200	15,128
Income from discontinued real estate operations, net of federal income tax expense (Note 4)		960		2,872

Net income	$16,100	$8,700	$46,200	$18,000

Net income per common share (Note 2):
Basic:
Continuing operations	$0.86	$0.41	$2.46	$0.81
Discontinued operations (Note 4)		0.05		0.15

Net income	$0.86	$0.46	$2.46	$0.96

Diluted:
Continuing operations	$0.85	$0.41	$2.45	$0.80
Discontinued operations (Note 4)		0.05		0.15

Net income	$0.85	$0.46	$2.45	$0.95

Disclosure regarding comprehensive income:
Net income	$16,100	$8,700	$46,200	$18,000
Change in unrealized appreciation on investments	(9,479)	9,842	10,320	12,864
Change in cumulative translation adjustment	66		835

Comprehensive income	$6,687	$18,542	$57,355	$30,864

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)
	2003	2002
Cash flows from operating activities:
Premiums collected	$663,051	$458,347
Investment income received	40,169	36,524
Loss and loss adjustment expenses paid (Note 11)	(277,890)	(239,329)
Underwriting and other operating expenses paid (Note 11)	(216,998)	(161,768)
Interest paid	(9,994)	(6,016)
Income taxes (paid) refunded	(18,909)	6,054

Net cash provided by continuing operating activities	179,429	93,812
Net cash provided by discontinued operating activities (Note 4)		4,341

Net cash provided by operating activities	179,429	98,153

Cash flows from investing activities:
Purchases of investments:
Investment securities available-for-sale	(843,044)	(311,098)
Fixed maturity securities held-to-maturity	(54,270)	(64,804)
Other investments	(21,551)	(18,341)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	29,493	7,771
Investment securities available-for-sale	7,131	28,746
Other investments	8,992
Proceeds from sales of investments:
Investment securities available-for-sale	656,998	309,230
Other investments	2,511	847
Net increase in short-term investments	(72,134)	(12,720)
Capital expenditures and other, net	(8,043)	(5,149)

Net cash used in continuing investing activities	(293,917)	(65,518)
Net cash used in discontinued investing activities (Note 4)		(263)

Net cash used in investing activities	(293,917)	(65,781)

Cash flows from financing activities:
Repayment of senior notes payable (Note 6)		(57,235)
Net proceeds from issuance of convertible senior notes (Note 7)	119,990
Cash advanced from bank lines of credit (Note 8)	46,500	25,000
Cash repaid on bank lines of credit (Note 8)	(46,500)
Cash dividends paid to common stockholders	(14,081)	(13,986)
Proceeds from exercise of stock options	1,065	5,094

Net cash provided by (used in) continuing financing activities	106,974	(41,127)
Net cash used in discontinued financing activities (Note 4)		367

Net cash provided by (used in) financing activities	106,974	(40,760)

Net decrease in cash	(7,514)	(8,388)
Net change in cash reclassified to real estate assets held for sale (Note 4)		(4,252)
Cash at beginning of period	17,452	22,812

Cash at end of period	$9,938	$10,172

Reconciliation of net income to net cash flows from operating activities:
Net income	$46,200	$18,000
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations (Note 4)		(2,872)
Net depreciation, amortization and accretion	6,582	4,369
Realized gains on investments	(14,635)	(254)
Equity in earnings of investee	(2,475)
(Increase) decrease in:
Accrued investment income	(3,280)	(646)
Premiums receivable	(5,570)	(5,516)
Receivable from reinsurers and state trust funds on paid and unpaid losses	(38,326)	(8,121)
Deferred policy acquisition costs	(1,416)	(706)
Federal income tax	4,285	14,310
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	149,554	37,817
Unearned premiums	28,628	28,445
Policyholders' dividends accrued	(453)	(86)
Accrued expenses	7,396	14,832
Other	2,939	(5,760)

Net cash provided by continuing operating activities	179,429	93,812
Net cash provided by discontinued operating activities (Note 4)		4,341

Net cash provided by operating activities	$179,429	$98,153

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the property and casualty insurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002. The results of the real estate operations and cash flows from real estate operations are presented as discontinued operations in 2002 (see Note 4). Certain operating expenses and related items of cash flow in prior periods have been reclassified to conform to the 2003 presentation (see Note 11). Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in these statements.

Note 2. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income per common share and the amount of dividends per share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)
		2003	2002	2003	2002
(A)	Income from continuing operations	$16,100	$7,740	$46,200	$15,128
(B)	Income from discontinued real estate operations		960		2,872

(C)	Net Income	$16,100	$8,700	$46,200	$18,000

(D)	Weighted average outstanding shares during the period	18,798	18,751	18,781	18,681
	Additional common shares issuable under employee stock option plans using the treasury stock method	161	142	100	225

(E)	Weighted average number of common shares outstanding assuming exercise of stock options	18,959	18,893	18,881	18,906

	Net income per common share:
	Basic:
(A)/(D)	Continuing operations	$0.86	$0.41	$2.46	$0.81
(B)/(D)	Discontinued operations		0.05		0.15

(C)/(D)	Net Income	$0.86	$0.46	$2.46	$0.96

	Diluted:
(A)/(E)	Continuing operations	$0.85	$0.41	$2.45	$0.80
(B)/(E)	Discontinued operations		0.05		0.15

(C)/(E)	Net Income	$0.85	$0.46	$2.45	$0.95

	Dividends per common share	$0.25	$0.25	$0.75	$0.75

        The computation of fully diluted earnings per share does not include any common shares that would be issued in connection with Zenith National's 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") (see Note 7) because, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Convertible Notes were not convertible as of September 30, 2003.

Note 3. Contingent Liabilities

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        At September 30, 2003 and December 31, 2002, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the

Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of the State of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at September 30, 2003 and December 31, 2002. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

        State Guarantee Funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of its policyholder liabilities. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at September 30, 2003.

        Zenith recorded an estimate of $5.8 million (net of expected recoveries of $2.2 million recoverable before the end of 2004) for its expected liability at September 30, 2003 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at September 30, 2003. The estimated expense for Guarantee Fund assessments was $1.2 million and $3.7 million, respectively, in the three and nine months ended September 30, 2003 compared to $1.0 million and $2.9 million, respectively, for the corresponding periods in 2002. Our estimated liability is based upon currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        The Florida Special Disability Trust Fund ("SDTF") is a fund established in Florida to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded an estimated recoverable of $9.3 million, net of amounts due to reinsurers, at September 30, 2003. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect substantial recoveries for second injury claims from the SDTF and although the SDTF is currently about 30 to 36 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

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

Note 4. Discontinued Operations—Sale of Real Estate Business

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Zenith's wholly-owned subsidiary, Perma-Bilt, a Nevada corporation ("Perma-Bilt"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans made by Zenith National to Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax.

        In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We expect that we will receive some amount under this earn-out provision for the twelve months ended

September 30, 2003, because Meritage has reported favorable operating results for its Nevada operations in the first six months of 2003, but we are currently unable to estimate how much.

        In the three and nine months ended September 30, 2002, total revenues recognized in the real estate operations were $25.5 million and $70.8 million, respectively, and pre-tax income was $1.5 million and $4.4 million, respectively.

Note 5. Segment Information

        Segment information is set forth below:

(Dollars in thousands)	Workers' compensation	Reinsurance	Investments	Parent	Total
Revenues:
Premiums earned	$185,203	$15,509			$200,712
Net investment income			$14,975		14,975
Realized gains on investments			2,712		2,712

Total revenues	185,203	15,509	17,687		218,399

Interest expense				$(3,452)	(3,452)

Income (loss) before tax and equity in earnings of investee	8,350	2,546	17,687	(4,559)	24,024
Federal income tax expense (benefit)	3,142	891	5,814	(1,594)	8,253

Income (loss) after tax and before equity in earnings of investee	5,208	1,655	11,873	(2,965)	15,771
Equity in earnings of investee, net of tax expense of $176			329		329

Net income (loss)	$5,208	$1,655	$12,202	$(2,965)	$16,100

Combined ratios	95.5%	83.6%			94.6%

(Dollars in thousands)	Workers' compensation	Reinsurance	Real estate(1)	Investments	Parent	Total
For the Nine Months Ended September 30, 2003
Revenues:
Premiums earned	$512,089	$47,484				$559,573
Net investment income				$41,908		41,908
Realized gains on investments				14,635		14,635

Total revenues	512,089	47,484		56,543		616,116

Interest expense					$(8,898)	(8,898)

Income (loss) before tax and equity in earnings of investee	16,386	6,934		56,543	(12,944)	66,919
Federal income tax expense (benefit)	6,564	2,427		18,733	(4,530)	23,194

Income (loss) after tax and before equity in earnings of investee	9,822	4,507		37,810	(8,414)	43,725
Equity in earnings of investee, net of tax expense of $1,332				2,475		2,475

Net income (loss)	$9,822	$4,507		$40,285	$(8,414)	$46,200

Combined ratios	96.8%	85.4%				95.8%

As of September 30, 2003
Total assets	$480,826	$36,082		$1,442,500	$1,463	$1,960,871

For the Three Months Ended September 30, 2002
Revenues:
Premiums earned	$136,897	$13,001				$149,898
Net investment income				$11,960		11,960
Realized gains on investments				1,108		1,108

Total revenues	136,897	13,001		13,068		162,966

Interest expense					$(460)	(460)

(Loss) income from continuing operations before tax	(1,486)	1,842		13,068	(1,458)	11,966
Federal income tax (benefit) expense	(297)	645		4,388	(510)	4,226

(Loss) income from continuing operations	(1,189)	1,197		8,680	(948)	7,740
Income from discontinued operations, net of tax expense of $518			$960			960

Net (loss) income	$(1,189)	$1,197	$960	$8,680	$(948)	$8,700

Combined ratios	101.1%	85.8%				99.8%

(1)
Discontinued Real estate operations—see Note 1 and Note 4.

(Dollars in thousands)	Workers' compensation	Reinsurance	Real estate(1)	Investments	Parent	Total
For the Nine Months Ended September 30, 2002
Revenues:
Premiums earned	$361,307	$37,395				$398,702
Net investment income				$37,430		37,430
Realized gains on investments				254		254

Total revenues	361,307	37,395		37,684		436,386

Interest expense					$(3,645)	(3,645)

(Loss) income from continuing operations before tax	(13,132)	5,793		37,684	(6,960)	23,385
Federal income tax (benefit) expense	(3,912)	2,028		12,577	(2,436)	8,257

(Loss) income from continuing operations	(9,220)	3,765		25,107	(4,524)	15,128
Income from discontinued operations, net of tax expense of $1,547			$2,872			2,872

Net (loss) income	$(9,220)	$3,765	$2,872	$25,107	$(4,524)	$18,000

Combined ratios	103.6%	84.5%				101.8%

As of September 30, 2002
Total assets	$445,954	$52,100	$71,060	$1,044,978	$3,003	$1,617,095

(1)
Discontinued Real estate operations—see Note 1 and Note 4.

Note 6. Senior Notes Payable

        On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the outstanding principal of its 9% Senior Notes due May 1, 2002.

Note 7. Convertible Senior Notes Payable

        On March 21, 2003, Zenith National issued $125.0 million aggregate principal amount of the Convertible Notes in a private placement, from which Zenith National received net proceeds of $120.0 million. The Convertible Notes are general unsecured obligations of Zenith National and rank equally with Zenith's other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, Zenith National will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008, if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

        Each $1,000 principal amount of the Convertible Notes is convertible at each holder's option into 40 shares of Zenith's common stock (subject to adjustment as provided in the Indenture dated March 21, 2003, by and between Zenith National and Wells Fargo Bank Minnesota, N.A., as Trustee (the "Indenture")) only if: (i) during any fiscal quarter (beginning with the third quarter of 2003) the sale price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day; (ii) after the 30th day following the initial issuance of the Convertible Notes, the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn; (iii) Zenith has called the Convertible Notes for redemption; or (iv) certain corporate events have occurred. The conversion rate of 40 shares for each $1,000 principal amount of Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith's common stock. None of these events has occurred as of September 30, 2003.

        Zenith may redeem some or all of the Convertible Notes for cash on or after March 30, 2008 at the prices specified in the Indenture. Each holder may require Zenith to repurchase all or a portion of its Convertible Notes on March 30, 2010, March 30, 2013, March 30, 2018, or, subject to certain exceptions, upon a change of control of Zenith. If any holder requires Zenith to repurchase its Convertible Notes in any of these events, Zenith may choose to pay the repurchase price in cash or shares of its common stock or a combination of cash and shares of its common stock. On July 18, 2003, Zenith filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to the resale of the Convertible Notes and the shares of its common stock issuable upon conversion of the Convertible Notes. The shelf registration statement was declared effective by the SEC on August 7, 2003.

        Issue costs and discount of $5.0 million are being amortized using the effective interest method over the period from issuance to March 30, 2010. In the three and nine months ended September 30, 2003, $1.9 million and $4.1 million, respectively, of interest, discount and issue costs were expensed.

        An affiliate of Fairfax Financial Holdings Limited ("Fairfax") purchased $30.0 million aggregate principal amount of the Convertible Notes. Companies controlled by Fairfax own 42% of the outstanding shares of Zenith National at September 30, 2003 (without giving effect to the shares issuable upon conversion of the Convertible Notes). Notwithstanding the 42% ownership of the shares of Zenith National, in separate filings with the Departments of Insurance in California, Texas and New York, Fairfax has disclaimed control of Zenith National. Fairfax has also granted a proxy covering all of its shares of Zenith National to an individual trustee with instructions to vote the shares in proportion to the voting of all other Zenith National shareholders, subject to limited exceptions. Fairfax and Zenith have no common Directors, management, employees or business infrastructure.

        The aggregate maturities for all of Zenith's long-term borrowings for each of the five years after December 31, 2002 are as follows:

Maturing in: (Dollars in thousands)	Redeemable Securities	Convertible Notes	Total
2003	0	0	0
2004	0	0	0
2005	0	0	0
2006	0	0	0
2007	0	0	0
Thereafter	$67,000	$125,000	$192,000

Total	$67,000	$125,000	$192,000

Note 8. Bank Lines of Credit

        In January 2003, we borrowed $45.0 million under our two bank lines of credit to make a capital contribution to Zenith Insurance, all of which was repaid in March 2003 from the net proceeds from the issuance of the Convertible Notes on March 21, 2003. There were no outstanding borrowings under the two bank lines of credit at September 30, 2003 or December 31, 2002.

        At September 30, 2003, Zenith National had two unsecured lines of credit in the aggregate amount of $50 million, all of which was available at September 30, 2003. One of these lines of credit, in the amount of $20 million, is a one-year revolving line of credit with a bank, expiring August 1, 2004. Interest is payable at the bank's prime rate on any borrowings under the line, and the agreement does not subject Zenith to any financial covenants. The other line of credit originally was a $50.0 million revolving credit agreement with a bank effective September 30, 2002 that consisted of the following: (a) Tranche A of the agreement for up to $20.0 million; and (b) Tranche B of the agreement for up to $30.0 million. The Tranche A commitment expired September 29, 2003 and was not renewed by Zenith National. Any loans under Tranche B would be due September 30, 2005. This credit agreement contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. In the first quarter of 2003, this credit agreement was amended to remove the requirement that Zenith National maintain at least a Standard and Poor's BB counterparty credit rating. In the third quarter of 2003, this credit agreement was amended to, among other things, change the debt-to-total capitalization ratio covenant, and, as a result of such amendments, the $30.0 million under the Tranche B of this bank line was fully available to Zenith National as of September 30, 2003.

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

        The effect of the change in accounting principle and the pro-forma effect of all stock options accounted for under the intrinsic value method for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)
	2003	2002	2003	2002
Net income as reported	$16,100	$8,700	$46,200	$18,000

Stock-based employee compensation expense included in reported net income, net of federal income tax benefit	10		30
Total stock-based employee compensation expense determined under fair value method for all awards, net of federal income tax benefit	(70)	(100)	(230)	(300)

Pro-forma net income	$16,040	$8,600	$46,000	$17,700

Net income per share — basic
Net income per share as reported	$0.86	$0.46	$2.46	$0.96
Net income per share — pro-forma	0.85	0.46	2.45	0.95

Net income per share — diluted
Net income per share as reported	$0.85	$0.46	$2.45	$0.95
Net income per share — pro-forma	0.85	0.46	2.44	0.94

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

        Prior to August 23, 2002, Zenith owned approximately 6.3% of the outstanding shares of Advent Capital and accounted for the investment on the cost basis. As of August 23, 2002, Zenith is accounting for its investment in Advent Capital based on the equity method in accordance with the provisions of

Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." At September 30, 2003, Zenith has accounted for its investment in Advent Capital using Advent Capital's June 30, 2003 financial statements. The carrying value of the investment in the common stock of Advent Capital is equal to Zenith's equity in the underlying net assets of Advent Capital. The carrying value at September 30, 2003 was $22.9 million, including goodwill of $10.4 million. Zenith's equity in Advent Capital's results of operations for the three and nine months ended September 30, 2002 is not material and results of operations for the prior periods have not been restated to retroactively apply equity accounting to those periods.

        The table that follows contains summary information with respect to Advent Capital's results of operations for each of the three and nine months ended June 30, 2003 and 2002, after adjustments to reflect GAAP in the United States:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)
	2003	2002	2003	2002
Revenues	$24,285	$39,693	$177,400	$138,669
Claims incurred net of reinsurance	11,170	33,065	98,990	109,329
Profit (loss) on ordinary activities before taxation	4,391	(1,867)	28,770	(6,479)
Profit (loss) on ordinary activities after taxation	2,322	(1,379)	19,090	(4,748)

Note 11. Reclassification of Operating Expenses

        For the purpose of financial reporting under both GAAP and statutory accounting, we identify our operating expenses among four broad categories of expense—loss adjustment expenses; policy acquisition expenses; investments expenses; and underwriting and other operating expenses. In the second quarter of 2003, the California Department of Insurance ("DOI") concluded its financial examination of our insurance subsidiaries, Zenith Insurance Company and ZNAT Insurance Company, and recommended that we review our allocation methodology for allocating expenses in determining which expenses should be included among these categories. This was the only recommendation resulting from the DOI's financial examination. In the second quarter of 2003, we re-assessed the allocation of certain of our general operating expenses to determine whether these expenses should be classified as relating to claims and loss adjustment or whether they should be classified as other operating expenses. As a result, certain expenses that we had previously classified as related to claims and loss adjustment in our workers' compensation business are now classified as other operating expenses. We have reclassified expenses in the prior periods presented to conform to this revised classification. The reclassification of these expenses had no effect on net income or the combined ratios for any of the periods presented herein. The effect on the periods presented is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)
	2002	2003	2002
Effect on workers' compensation:
Decrease in loss and loss adjustment expenses incurred	$(5,263)	$(5,225)	$(14,697)
Increase in underwriting and other operating expenses	5,263	5,225	14,697

Net effect	$0	$0	$0

Effect on workers' compensation ratios:
Decrease in loss and loss adjustment expenses incurred	-3.8%	-1.0%	-4.1%
Increase in underwriting and other operating expenses	3.8%	1.0%	4.1%

Net effect on combined ratio	0%	0%	0%

Effect on total property and casualty ratios:
Decrease in loss and loss adjustment expenses incurred	-3.5%	-0.9%	-3.7%
Increase in underwriting and other operating expenses	3.5%	0.9%	3.7%

Net effect on combined ratio	0%	0%	0%

Note 12. Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE")—an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"' ("FIN No. 46"). A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other investors. Among other things, FIN No. 46 requires the consolidation of the assets, liabilities and results of operations of VIEs by the primary beneficiary. FIN No. 46 also requires the disclosure of information concerning VIEs by entities that hold a significant variable interest but are not the primary beneficiary. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and is effective as of the beginning of the first interim period ending after December 15, 2003 for interests in VIEs that were acquired before February 1, 2003. In the normal course of our investing activities, we have made investments in two real estate development ventures that we believe meet the definition of a significant variable interest where we are not the primary beneficiary.

        First, Zenith has a mortgage loan outstanding that matures on December 31, 2004 to a real estate joint venture and bears interest at a rate of 8% on any principal balance of $22.5 million or less and 15% on any principal balance in excess of $22.5 million. The mortgage loan is recorded at the unpaid principal balance of $21.7 million at September 30, 2003 and is secured by the land, last appraised at $44.5 million on October 29, 2002. We also invested $5.0 million in the joint venture and this investment is carried at cost. The joint venture is developing what was originally approximately 185 acres of land located on Las Vegas Boulevard in Las Vegas, Nevada. Our maximum exposure to any losses as a result of our investment in this joint venture is limited to the amount of the capital contribution of $5.0 million and the amount of any unpaid principal and interest on the mortgage. We first became involved in this venture in December 2000.

        Second, in July 2003, Zenith Insurance extended a $15.0 million loan maturing on June 30, 2005 with the possibility of an extension, bearing an interest rate of 12% to a real estate company that is developing approximately 590 acres of land located in Santa Barbara County, California. The mortgage loan is recorded at the unpaid principal balance of $15.0 million at September 30, 2003 and is secured by the land, last appraised at $36.0 million on June 2, 2003. In addition, we are entitled to 20% of certain of the development company's remaining net profit on any sale of the land. Our maximum exposure to any losses as a result of this loan is limited to the amount of any unpaid principal and interest on the mortgage.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

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

Overview

        The comparative components of net income after tax are set forth in the following table. These components of net income are consistent with the business segments set forth in Note 5 to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2003	2002	2003	2002
Net investment income	$10,109	$7,960	$28,297	$24,942
Realized gains on investments	1,764	720	9,513	165

Subtotal	11,873	8,680	37,810	25,107
Property-casualty underwriting income (loss)	6,863	8	14,329	(5,455)
Interest expense	(2,245)	(299)	(5,784)	(2,369)
Parent expenses	(720)	(649)	(2,630)	(2,155)
Equity in earnings of investee	329		2,475

Income from continuing operations	16,100	7,740	46,200	15,128
Income from discontinued operations		960		2,872

Net income	$16,100	$8,700	$46,200	$18,000

        Results of operations improved in the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002 principally as a result of improved underwriting results in the workers' compensation operations and realized gains on sales of investments in 2003.

        The comparative results of Zenith's property and casualty insurance operations before tax and combined ratios are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2003	2002	2003	2002
Net premiums earned:
Workers' compensation:
California	$120,272	$77,360	$322,614	$194,861
Outside California	64,931	59,537	189,475	166,446

Total workers' compensation	185,203	136,897	512,089	361,307
Reinsurance	15,509	13,001	47,484	37,395

Total	$200,712	$149,898	$559,573	$398,702

Underwriting income (loss) before tax:
Workers' compensation	$8,350	$(1,486)	$16,386	$(13,132)
Reinsurance	2,546	1,842	6,934	5,793

Total	$10,896	$356	$23,320	$(7,339)

Combined loss and expense ratios:
Workers' compensation:
Loss and loss adjustment expenses	70.1%	71.1%	70.6%	70.8%
Underwriting and other operating expenses	25.4%	30.0%	26.2%	32.8%

Combined ratio	95.5%	101.1%	96.8%	103.6%
Reinsurance:
Loss and loss adjustment expenses	63.3%	64.2%	66.9%	63.7%
Underwriting and other operating expenses	20.3%	21.6%	18.5%	20.8%

Combined ratio	83.6%	85.8%	85.4%	84.5%
Total:
Loss and loss adjustment expenses	69.5%	70.5%	70.3%	70.2%
Underwriting and other operating expenses	25.1%	29.3%	25.5%	31.6%

Combined ratio	94.6%	99.8%	95.8%	101.8%

        Certain workers' compensation operating expenses have been reclassified in prior periods to conform to the current presentation (see Note 11 to the Consolidated Financial Statements).

Workers' Compensation Legislation in California and Florida

        Our workers' compensation operations are subject to legislative and regulatory actions, particularly in California and Florida where we have our largest concentrations of business. In California, workers' compensation reform legislation was enacted in September of 2003 with the principal objective of reducing costs. The legislation contains provisions which primarily seek to reduce medical costs but it does not directly impact either indemnity payments to injured workers or change the principle of open rating under which we file and use our own actuarially determined rates for workers' compensation. However, we are required to reflect the estimated savings from the legislation, along with any other changes we deem appropriate, in our California rates effective January 1, 2004. The principal changes in the legislation that impact medical costs are as follows:

  •
  A 5% reduction in the reimbursement rates for physician services for procedures where the reimbursement rate exceeds the federal Medicare reimbursement rate. The reduction is effective for calendar years 2004 and 2005. Effective on or after January 1, 2006, a new fee schedule for physician fees is required to be adopted and after January 1, 2006 the reimbursement for physician services reverts to the current fee schedule until such time as a new schedule is adopted. Changes to the fee schedule apply to all medical services provided after the effective date of the change, including services on injuries that occurred prior to the effective date of the change.

  •
  Effective January 1, 2004, and until such time as a new fee schedule is adopted, maximum reasonable fees for in-patient procedures are set at 120% of the federal Medicare reimbursement rates.

  •
  Outpatient surgical centers are covered by a new fee schedule that sets the maximum reimbursement for procedures at 120% of the federal Medicare reimbursement rate.

  •
  A fee schedule for pharmaceuticals will be established that sets reimbursement at 100% of the Medi-Cal reimbursement rate.

  •
  Fees for implantable durable medical equipment are limited to cost plus an additional 10% of the provider's documented paid costs, not to exceed $250.

  •
  For injuries occurring on or after January 1, 2004, chiropractor and physical therapist visits are each capped at 24 visits per industrial injury.

  •
  A medical utilization schedule will be adopted by December 1, 2004. The updated American College of Occupational and Environmental Medicine Practice Guidelines ("ACOEM Guidelines") will serve as interim guidelines and will be presumed correct on the issue of extent and scope of medical treatment.

  •
  Second opinions may be required on spinal surgeries.

  •
  The presumption of correctness afforded to the treating physician is repealed for all dates of injury except where the employee has pre-designated a treating physician.

In addition, the California legislation establishes, with some exceptions, a prohibition on doctors referring their workers' compensation patients to outpatient surgery centers in which they have a financial interest, changes the number of working days allowed by an insurance company to pay medical bills and increases penalties for late payment of medical bills. The other substantive change included in the legislation that does not relate to medical costs is a repeal of certain mandatory vocational rehabilitation benefits.

        It is reasonable to assume that the provisions of the reform legislation that reduce fees and limit chiropractic and physical therapy visits should cause some reduction in the cost of new and existing claims. However, estimating the impact of other provisions of the legislation is subject to considerable uncertainty because the impact on the behavior of claimants, providers and attorneys cannot be predicted with any certainty. The California Workers' Compensation Insurance Rating Bureau (the "WCIRB") has been charged with estimating the savings associated with the legislation. The WCIRB publishes advisory rates for workers' compensation in California based on estimated loss costs. The WCIRB estimates that the changes in the legislation would reduce the total cost of accident year 2004 workers' compensation claims in California by about $3.5 billion or 13% of the estimated costs prior to the legislation. The WCIRB also estimates that the changes will reduce the estimated liability for unpaid workers' compensation claims in California as of September 30, 2003 by about $4.8 billion or about 6% of the estimated liability prior to the legislation. As a result of its estimates of the savings associated with the legislation, the WCIRB amended its pure premium rate filing to reduce the pure premium rates (which were adopted July 1, 2003) by 2.9% effective January 1, 2004. This negated a previously proposed 12% increase in the advisory rates for January 1, 2004 which was filed prior to the enactment of the reform legislation. However, we have not yet determined the impact of any estimated savings from the legislation on our California workers' compensation rates for January 1, 2004. We discuss the impact of the legislation on our workers' compensation loss reserve estimates below under "Loss Reserves."

        In Florida, the legislature has enacted legislation, effective October 1, 2003, which provides changes to the workers' compensation system. Such changes are designed to expedite the dispute resolution process, provide greater compliance and enforcement authority to combat fraud, revise certain indemnity benefits and increase medical reimbursement fees for physicians and surgical procedures. One of the intended outcomes of the proposed legislation is a reduction in the overall costs associated with delivering workers' compensation benefits in the state of Florida. The Florida Department of Insurance ("Florida DOI") has decreased Florida rates by 14%, effective October 1, 2003, which offsets the 13.7% increase in rates as of April 1, 2003.

Loss Reserves

        At September 30, 2003 and December 31, 2002, our loss reserves were as follows:

(Dollars in millions)	September 30, 2003	December 31, 2002
Workers' compensation:
Unpaid loss and loss adjustment expenses	$1,059	$910
Receivable from reinsurers and state trust funds for unpaid losses	252	215

Unpaid loss and loss adjustment expenses, net of reinsurance	$807	$695

Reinsurance:
Unpaid loss and loss adjustment expenses	$132	$132
Receivable from reinsurers for unpaid losses	1	1

Unpaid loss and loss adjustment expenses, net of reinsurance	$131	$131

Total:
Unpaid loss and loss adjustment expenses	$1,191	$1,042
Receivable from reinsurers and state trust funds for unpaid losses	253	216

Unpaid loss and loss adjustment expenses, net of reinsurance	$938	$826

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

(1) Through pricing:

        We attempt to estimate our loss costs as accurately as possible, not only to establish reasonable loss reserve estimates but also to provide a basis upon which to establish rates that are adequate to cover such loss costs and our operating expenses and to provide a reasonable return to us. Our workers' compensation rate increases (as discussed below under "Workers' Compensation") have been substantial in recent years, particularly in California. Including rate increases through October 2003, our overall effective rate increases in 2003 are about 31% compared to 17% in 2002. Included in these changes are increases of 48% in California for 2003 compared to 27% in 2002. In our workers' compensation business, policy premiums are a function of the applicable rate applied to the policyholders' payroll and an experience-based modification factor. We believe that, after taking these rate increases into effect, our earned premiums per $100 dollars of insured payrolls after September 30, 2003 will exceed our estimated loss costs per $100 dollars of insured payrolls by a more substantial margin than they have over the last two years. In other words, our price increases are estimated to be greater than our current estimates of increases in underlying loss costs.

(2) Through actuarial estimation techniques:

        We employ actuarial techniques and analysis every quarter to help us establish the most reasonably accurate estimate of loss reserves. However, considerable judgment is required to establish the relevance of historical payment and claim reporting and settlement patterns under current facts and circumstances. The principal uncertainty in our workers' compensation loss reserve estimates is caused by the trend of increasing severity. We have assumed that our estimates of our ultimate losses in our most recent accident years should reflect substantial rates of claim inflation because we have seen such inflation in more mature accident years. We have also assumed that our estimates of ultimate losses in our most recent accident years should reflect levels of inflation similar to that which is contained in paid loss information. We currently believe that paid loss development methods are the most reliable methods to estimate ultimate losses. To obtain loss reserve estimates, paid loss data are arrayed by year of the underlying accident ("accident years") and the cumulative paid amounts at the end of subsequent annual or other accounting periods are displayed. The historical annual increases in cumulative totals are used to project the ultimate amount to be paid for all years. We look at the results of such methods and assess their reasonableness based on the implied year over year inflation values. At September 30, 2003, the accident year paid loss inflation rates in our paid loss data and the implied accident year inflation rates in our selections of ultimate losses were as follows:

	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)
Accident year						Implied Inflation in Selected Ultimate Loss Estimate
	21	33	45	57	69
1998	8%	10%	9%	9%	11%	13%
1999	15	14	14	15		16
2000	10	11	13			13
2001	16	16				19
2002	2					5
2003						19

        We are watching the low level of inflation for the 2002 year carefully, and have based our reserve estimates on an inflation rate higher than currently observed but lower than prior years. We have attempted to avoid biasing our estimates downwards based on this 2002 anomaly by providing for an estimate of inflation for 2003 that would be the equivalent of about 12% for 2002 and 2003 taken together, a result that is more in line with historical experience.

        In our workers' compensation business, our loss reserve estimates are most susceptible to estimation risk in the most recent accident years and we do not typically see significant changes of estimates of accident years that are more than four years old. Therefore, any adverse development on our current loss reserve estimates is likely to be known within a year or so and would be most likely associated with more recent accident years. Because we employ a conservative approach in our loss reserve estimates, any favorable development may not be reflected for several years until we are more certain that the underlying data support lower estimates. If the average annual inflation rates in our workers' compensation loss reserve estimates for each of the 2001, 2002 and 2003 accident years were increased or decreased by 1 percentage point in each year, our loss reserve estimates at September 30, 2003 would increase or decrease by about $17 million.

        We expect that the California workers' compensation reform legislation should mitigate the inflation trend as a result of the impact of lower unit medical costs and the elimination of the treating physician assumption. Estimates of the effect of the reform legislation published by the WCIRB imply that our loss reserve estimates could be reduced by somewhere between $30 million and $40 million. However, these estimates reflect judgments about the changes in behavior of the participants in the California workers' compensation system and are therefore uncertain. If and when paid loss data in California confirms the impact of the legislation, we will reflect the savings in our loss reserve estimates.

        In the nine months ended September 30, 2003, we increased our estimates of prior year workers' compensation loss reserves (principally for the 2000 and 2001 accident years) by approximately $14 million, which would have increased our net liability for unpaid loss and loss adjustment expenses at December 31, 2002 by 1.7%. In the three months ended September 30, 2003, there was no increase in our estimates of prior year workers' compensation loss reserves.

(3) Through our operations:

        Our workers' compensation loss costs can be broadly divided into the categories of indemnity (payments to workers for lost wages) and medical (payments to providers to treat injured workers). Paid loss inflation trends by category at September 30, 2003 were as follows:

	Average Medical Paid per Claim Annual Inflation Evaluated After (number of months)
Accident year
	21	33	45	57
1998	7%	10%	10%	11%
1999	16	15	15	15
2000	9	12	14
2001	20	17
2002	1

	Average Indemnity Paid per Claim Annual Inflation Evaluated After (number of months)
Accident year
	21	33	45	57
1998	10%	11%	8%	8%
1999	15	14	15	15
2000	6	7	8
2001	9	14
2002	3

        We believe that part of the inflation trend in our workers' compensation costs is attributable to the phenomenon of declining claim frequency that we have also observed consistently over the last several years. The declining frequency of claims contributes to the inflation trend because the frequency decline has been concentrated in less expensive claims (claims involving less time-off from work and less severe injuries). However, we also believe that there is an inflation trend in underlying costs, which we are attempting to mitigate as follows:

(A)
Medical costs

        A substantial portion of the treatments for which we provide reimbursement are governed by a fee schedule in most of the states in which we do business. The unit costs paid in these fee schedules have not been increasing at the same rates of inflation we are seeing in average medical costs per claim. Therefore, we surmise that the underlying trend is attributable to greater amounts of medical utilization per claim based on either more severe injuries and/or more frequent or otherwise inflated billing by providers. We use our Medical Management Department to mitigate this as follows:

        Bill review and negotiation. Fee schedules and preferred provider networks provide a basic constraint on unit medical costs. However, providers are not required to bill us according to the fee schedule or based on a contractual network rate. We review all medical bills for appropriate coding and to adjust the amount we pay to the lower of the fee schedule or contractual network amount. A provider may re-submit a bill that we have reduced and we will then engage in dispute resolution including legal process, if necessary. Certain bills may not be covered by the fee schedule or the providers are not in our networks. For example, not all durable medical equipment bills are covered by the California fee schedule. We have established standards for what we expect to pay for these and other services and we negotiate settlement or litigate liability for payment of individual bills with providers to ensure that we pay only a reasonable amount for the services provided. In June 2003, we filed suit against a durable medical equipment provider that we believe has been engaged in unfair and fraudulent practices and we are seeking a permanent injunction and restitution for monies we have paid to the provider. Revisions to the California fee schedule contained in the recent reform legislation should help us to further control medical costs in California.

        Utilization controls. We have seen significant variation among claims in the number and frequency of office visits for items such as physical therapy and chiropractic treatment. Prior to the legislation in California in September 2003, we established standards for office visits to monitor, by exception, those claims for which there is a higher frequency of office visits and the potential for higher costs. The California legislation will help us to enforce our standards in California. Surgical procedures will impact the cost of a claim. Unnecessary or ineffective procedures will result in higher than necessary costs; and effective, timely surgical intervention can reduce the ultimate cost of a claim. We have instituted a peer review process for treatment plans that involve surgical procedures to promote successful outcomes. However, the claimant's representatives can oppose our recommendations; and surgeries that we deem unnecessary or inappropriate may be undertaken. The California legislation includes protocols for resolving disputes regarding spinal surgeries. In addition, the California legislation deems the updated ACOEM Guidelines as presumptively reasonable and requires the Workers' Compensation Appeals Board to consider medical treatment protocols as evidence.

        Pharmacy. Our principal control over the cost of drugs is through the use of pharmacy networks and, after the recent California legislation, a pharmacy fee schedule. We also monitor prescription patterns to identify outliers.

        Settlements. In California and Florida and many of the other states in which we conduct our workers' compensation business, we are able to settle and close workers' compensation claims in exchange for lump sum payments. In some cases only the indemnity component of the claim may be settled in this fashion. Also, if we deny reimbursement either in whole or in part to a provider under our bill review and utilization control processes, in California, the provider can file a lien against us for reimbursement. The lien is ultimately withdrawn or resolved either through an agreed-upon monetary settlement or by way of an administrative hearing on its merits. Our ability to execute successful settlement strategies is a significant determinant of our average medical or indemnity cost per claim.

(B)
Indemnity costs

        Disability ratings. Disability payments vary with the extent of injury (the disability rating), the wages of the injured worker and the length of time for which the claimant is unable to work or perform modified duties. Our average disability rating has increased in recent years as the frequency of less expensive claims has decreased.

        Return-to-work strategies. The number of weeks for which temporary disability payment will be made can be mitigated by returning injured workers to their employment. Our return-to-work specialists and vocational rehabilitation specialists focus their efforts on return-to-work, including return to modified duties or alternative employment.

        Benefit changes. Disability benefits are periodically revised by state legislation (see description of recent changes in California and Florida below under "Workers' Compensation"). These revisions change our average indemnity costs and may impact the frequency of claims. However, these legislative changes in benefits are known in advance and we endeavor to adjust our rates appropriately in response to such changes.

        Litigation. Many of our workers' compensation claimants are represented by attorneys. We have not observed a noticeable increase in the proportion of represented claims, but in California, for example, approximately 40% of our claims involving indemnity benefits are represented by attorneys. We use our in-house attorneys to participate in these claims, which may involve denial of coverage or settlement of either contested issues or lump sum settlement amounts.

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

Workers' Compensation

        Workers' compensation net premiums earned increased in the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002 as a result of increases in rates and policies in-force. Zenith increased its workers' compensation premium rates in California as follows: effective February 1, 2002 by about 26%; effective August 1, 2002 by about 7%; effective January 1, 2003 by about 11% on new and renewal policies and by about 5% on the unexpired term of policies in-force on January 1, 2003; by about 6% on April 1, 2003; and by about 11% on July 1, 2003. In Florida, rates are set by the Florida DOI. A 2.7% rate increase was approved by the Florida DOI and implemented by Zenith for new and renewal policies effective August 1, 2002. The Florida DOI approved, and we implemented, a 13.7% rate increase effective April 1, 2003 on new, renewal and in-force policies which were written on or after January 1, 2003. Effective October 1, 2003, the Florida DOI has decreased rates by 14% on new, renewal and in-force policies. Zenith also implemented rate increases in most of the other states in which it does business at January 1, 2002 and 2003.

        Premiums and number of policies in-force in California and outside of California were as follows:

	California		Outside of California
(Dollars in millions)	Premiums in-force	Policies in-force	Premiums in-force	Policies in-force
September 30, 2003	$532.0	25,400	$283.6	15,900
December 31, 2002	350.2	22,600	259.2	16,900
September 30, 2002	326.5	22,100	252.5	16,900
December 31, 2001	210.4	19,100	209.7	16,400

        The foregoing substantial rate increases have resulted in correspondingly higher premiums in-force and premiums earned in 2003 compared to 2002. The total number of policies in-force has also increased. We believe that the increases in premiums in-force are substantially higher than the increases in underlying exposure to covered employees at risk of injury. Workers' compensation policy premiums are a function of the applicable rate applied to the insured's payroll and an experience-based modification factor. One proxy measure for the amount of underlying exposure associated with our in-force policies is the amount of total payroll applicable to our in-force policies. For policies incepting in the first nine months of the year only, we estimate that the underlying payroll associated with our policies in-force increased by smaller percentages than the increases in rates during the same periods:

	Annual Increase in Insured Payroll
Policies incepted in the first nine months of
	California Only	Total Company
2002	15%	5%
2003	8	3

        Net premiums earned in the three and nine months ended September 30, 2003 are net of $20.4 million and $56.4 million, respectively, of earned premiums ceded in connection with the 10% quota share reinsurance arrangement which was effective January 1, 2002 for policies written on or after January 1, 2002. Net premiums earned in the three and nine months ended September 30, 2002 are net of $11.8 million and $21.8 million, respectively, of the ceded premiums in connection with that agreement.

        Underwriting results and the combined ratio of the workers' compensation operations improved in the three and nine months ended September 30, 2003 compared to the corresponding periods of 2002. The improvement was principally due to the favorable impact of increased premiums and rates in 2003 on the accident year loss ratio and the underwriting expense ratio, offset by some adverse loss development for prior years. The following table shows the components of the workers' compensation combined ratios in the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Workers' compensation combined loss and expense ratios:
Loss and loss adjustment expenses
Current accident year	70.1%	71.1%	67.9%	70.8%
Prior accident years			2.7%
Underwriting and other operating expenses	25.4%	30.0%	26.2%	32.8%

Combined ratio	95.5%	101.1%	96.8%	103.6%

        In September of 2003, the previously discussed legislation that seeks to reduce medical costs in California was enacted in California. Also in California, on January 1, 2003, workers' compensation legislation became effective that provided for increases in the benefits payable to injured workers. Other changes included in that legislation are intended to help control costs and encourage the return-to-work of injured workers. The major risk factor is whether these changes or the economy, or a combination of the two, will change the long-term trends of reduced claim frequency or increased severity and whether Zenith can estimate and implement timely and appropriate rate changes. In Florida, where rates have been reduced by 14% effective October 1, 2003, the major risk factor is whether the rate reduction is justified by the estimated savings in the legislation.

        We expect that the future profitability of our workers' compensation operations will be dependent upon the following: 1) competition; 2) industry pricing; 3) general levels of interest rates; 4) legislative and regulatory actions; 5) the frequency and severity of terrorist acts, if any, similar to the World Trade

Center attack of September 11, 2001; 6) management's ability to estimate the impact of any continuing adverse claim severity trends, including increases in the cost of healthcare, on the adequacy of loss reserve estimates and premium rates; and 7) the impact in California of the legislation that increases workers' compensation benefits starting in 2003 and the reform legislation of September 2003. Claim frequency trends continue to decline, but the reasons therefor are not clear, and management is unable to predict whether these trends will continue.

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

        The Act contemplates that affiliated insurers will be treated collectively as one entity by the U.S. Treasury Department for purposes of calculating direct earned premiums and, therefore, an insurer's deductible. As of September 30, 2003, companies controlled by Fairfax Financial Holdings Limited, a Toronto based financial services holding company ("Fairfax"), owned approximately 42% of our outstanding common stock. Fairfax has disclaimed any control of Zenith and has granted to a trustee a proxy to vote all of the shares of our common stock held by Fairfax and its subsidiaries in proportion to the voting of all other Zenith National stockholders. Due to the definitions of "affiliate" and "control" under the Act, however, it appears that the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax (the "Fairfax direct earned premiums") will be required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. If the Fairfax direct earned premiums are combined with ours, our deductible for 2003 would be approximately $182 million. Excluding the Fairfax direct earned premiums, our deductible for 2003 would be approximately $38 million.

        In connection with the Treasury Department's promulgation of final rules under the Act, Zenith brought to the Department's attention certain ambiguities in the interpretation of these definitions of "affiliate" and "control." In February 2003, the Treasury Department issued interim final rules that did not provide clarification as to whether or not the Fairfax direct earned premiums must be included with those of Zenith for purposes of calculating Zenith's deductible. In July 2003, the Treasury Department issued final rules that generally adopted the interim final rules, but made revisions in, among other things, the definition of "affiliate." We believe, however, that the final rules retained some of the ambiguities of the interim final rules pertaining to how affiliation and control will be determined, and we have requested a final interpretation with respect to the affiliate issue in accordance with the provisions of the final rules. We cannot assure you that we will receive a favorable determination from the Treasury Department. If we received an unfavorable determination, our deductible for 2003 would include the Fairfax direct earned premiums and would be approximately $182 million. In addition, Fairfax may determine to seek its own hearing or interpretive advice, which determination is solely within Fairfax's discretion. No prediction can be made as to whether Fairfax would make such a determination or, if made, whether it would receive a favorable determination from the Treasury Department.

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

        Notwithstanding the protection provided by the Act and by the reinsurance we have purchased, the risk of severe losses to Zenith from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. In our workers' compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations. In our reinsurance business, most of the contracts we have written in 2002 and 2003 exclude losses from terrorism, and any terrorism exposure we have assumed is subject to our underwriting guidelines not to write business that could expose us to losses of greater than approximately $18 million after deducting applicable premium income and after tax. The impact of any future terrorist acts is unpredictable and the ultimate impact on Zenith, if any, of losses from any future terrorist acts will depend upon their nature, extent, location and timing and the outcome of our pursuit in obtaining a favorable determination from the Treasury Department.

Reinsurance

        Underwriting income or loss and the combined ratio of the reinsurance operation fluctuates significantly depending upon the incidence or absence of large catastrophe losses. There were no major catastrophes that impacted the reinsurance treaties we have written in the nine months ended September 30, 2003. Catastrophe losses were $0.4 million before tax in the three and nine months ended September 30, 2002, and results of the reinsurance operation were otherwise comparable between the periods.

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

Discontinued Real Estate Operations

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Zenith Insurance's wholly-owned subsidiary, Perma-Bilt, a Nevada Corporation ("Perma-Bilt"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans made by Zenith National to Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax. In addition to the consideration received in October 2002, the Agreement entitles us to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We expect that we will receive some amount under this earn-out provision for the twelve months ended

September 30, 2003 because Meritage has reported favorable operating results for its Nevada operations for the first six months of 2003, but we are currently unable to estimate how much.

        In the three and nine months ended September 30, 2002, total revenues recognized in the real estate operations were $25.5 million and $70.8 million, respectively, and pre-tax income was $1.5 million and $4.4 million, respectively.

Investments

        Zenith's investment portfolio increased in the nine months ended September 30, 2003 principally as a result of favorable cash flow from operations and the net proceeds from the issuance of $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes"). At September 30, 2003, our investment portfolio was comprised of 74% of fixed maturity securities; 16% of short-term investments; 3% of equity securities; and 7% of other investments including mortgage loans, investments in limited partnerships and our investment in Advent Capital (Holdings) PLC, a U.K. company ("Advent Capital"). At December 31, 2002, our investment portfolio was comprised of 74% of fixed maturity securities; 14% of short-term investments; 4% of equity securities; and 8% of other investments. Fixed maturity securities include corporate debt, municipal bonds, U.S. Government securities and mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). The average maturity date of the fixed maturity securities portfolio, excluding short-term investments, was 8.9 years and 5.7 years at September 30, 2003 and December 31, 2002, respectively.

        Investment income is an important component of our earnings. Investment income increased in the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002 because of the increase in invested assets partly offset by declining interest rates. The yields on invested assets, which vary with the general level of interest rates, the average life of invested assets and the amount of funds available for investment, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Investment yield:
Before tax	4.4%	5.0%	4.4%	5.2%
After tax	2.9%	3.3%	2.9%	3.4%

        Net realized gains on the sale of available-for-sale investments in the nine months ended September 30, 2003 include $13.7 million from the sale of fixed maturity securities. The average yield on the cost of these bonds compared to the average yield on their market values at the date of sale was as follows:

	At date of disposal
(Dollars in thousands)	Realized Gain	Fair Value	Yield on Cost	Yield on Market
Taxable corporate bonds	$12,403	$487,225	5.18%	4.82%
Non-taxable municipal bonds	1,330	81,665	3.04%	2.97%

Total	$13,733	$568,890

        Zenith has identified certain securities, amounting to 90% and 89% of the investments in fixed maturity securities at September 30, 2003 and December 31, 2002, respectively, as "available-for-sale." Stockholders' equity increased by $4.0 million after deferred tax from December 31, 2002 to September 30, 2003 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of "available-for-sale" securities. The unrealized net gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

		Available-for-Sale
(Dollars in thousands)	Held-to-Maturity Before Tax
		Before Tax	After Tax
September 30, 2003	$2,424	$35,903	$23,337
December 31, 2002	3,768	29,821	19,384

        Unrealized losses in the investment portfolio at September 30, 2003 are not expected to have a material impact on liquidity because we can, if necessary, hold fixed maturity securities to maturity and because equity securities represent only about 3% of the portfolio.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2003	2002	2003	2002
Write-downs	$213	$1,554	$2,828	$7,283

        The write-downs in 2003 were principally attributable to the impairment of two limited partnership investments. The write-downs in 2002 were principally attributable to bankruptcies of the issuers of debt securities, including $4.5 million in the nine months ended September 30, 2002 attributable to the bankruptcy of WorldCom, Inc.

        We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value through September 30, 2003 and that our remaining unrealized losses at September 30, 2003 are not other-than-temporary. We base this conclusion on our current understanding of the issuers of these securities as described above and because we have also established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for eleven years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

        Future earnings would be negatively impacted by any future write-downs of securities associated with other-than-temporary declines of their fair values. Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. Following is some relevant information about our investment portfolio at September 30, 2003:

	Securities with
September 30, 2003 (Dollars in thousands)	Unrealized gains	Unrealized (losses)
Fixed maturity securities:
Fair value	$856,492	$193,662
Amortized cost	812,254	199,573
Gross unrealized gain (loss)	44,238	(5,911)
Fair value as a percentage of amortized cost	105.4%	97.0%
Number of security positions held	261	49
Number individually exceeding $0.5 million gain (loss)	13	0

Concentration of gains or (losses) by type or industry:
Municipal bonds	$496	$(2,080)
Utilities	451	(660)
Petroleum refining	2,189	(657)
Paper products	848	(599)
Food and beverage	3,528	(354)
Electronics	1,339	(341)
Machinery, equipment and furniture	1,407	(340)
Transportation services	4,190	(224)
U.S. Treasury bonds	703	(219)
Financial institutions	1,803	(112)
Other	27,284	(325)

Total	$44,238	$(5,911)

	Securities with
September 30, 2003 (Dollars in thousands)	Unrealized gains	Unrealized (losses)
Fixed maturity securities:
Investment grade:
Fair value	$808,522	$193,216
Amortized cost	766,904	199,069
Fair value as a percentage of amortized cost	105.4%	97.1%
Non-investment grade:
Fair value	$47,970	$446
Amortized cost	45,350	504
Fair value as a percentage of amortized cost	105.8%	88.5%

Equity securities:
Fair value	$39,652	$5,702
Cost	32,554	6,057
Gross unrealized gain (loss)	7,098	(355)
Fair value as a percentage of cost	121.8%	94.1%
Number of security positions held	19	6
Number individually exceeding $0.5 million gain (loss)	1	0

        The table that follows sets forth the scheduled maturities of fixed maturity securities based on their fair values:

	Securities with
September 30, 2003 (Dollars in thousands)	Unrealized gains	Unrealized losses
Maturity categories:
1 year or less	$90,600
After 1 year through 5 years	291,234	$2,507
After 5 years through 10 years	302,659	62,289
After 10 years	171,999	128,866

	$856,492	$193,662

        The table below sets forth information about unrealized losses:

September 30, 2003 (Dollars in thousands)	Fair value	Unrealized (losses)	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Exceeding $0.1 million at 09/30/03 and for:
Less than 3 months (3 issues)	$34,627	$(543)	98.5%
3-6 months (18 issues)	69,794	(3,899)	94.7
Less than $0.1 million at 09/30/03 (28 issues)	89,241	(1,469)	98.4

	$193,662	$(5,911)	97.0%

Equity securities with unrealized losses:
Exceeding $0.1 million at 09/30/03 and for:
Less than 3 months (1 issue)	$2,175	$(127)	94.5%
Less than $0.1 million at 09/30/03 (5 issues)	3,527	(228)	93.9

	$5,702	$(355)	94.1%

        At September 30, 2003, there were no investments in fixed maturity or equity securities with unrealized losses that individually exceeded $0.5 million. Unrealized losses on our fixed maturity securities at September 30, 2003 reflect recent market price trends for longer dated maturities.

        The following is a summary of securities sold at a loss for the three and nine months ended September 30, 2003:

(Dollars in thousands)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Fixed maturity securities:
Realized losses on sales	$(3,734)	$(4,825)
Fair value at the date of sale	133,450	189,555
Number of securities sold	21	31
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(2,426)	$(2,730)
6-12 months	(181)	(181)
Greater than 12 months	(1,127)	(1,914)

Equity securities:
Realized losses on sales	$(895)	$(3,381)
Fair value at the date of sale	9,046	17,571
Number of securities sold	8	19
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(72)	$(120)
3-6 months	(360)	(1,103)
6-12 months		(857)
Greater than 12 months	(463)	(1,301)

        At the time we sold these investments, we had the ability to hold them for a sufficient time for them to recover their values and the sales were not related to any liquidity needs. However, our intent to hold them changed because we changed our conclusion about the outlook for the performance of the issuer or its industry. In some cases we may have decided that our overall exposure to a particular issue or type of security or concentration within an industry should be reduced as part of ongoing portfolio management and asset allocation. At September 30, 2003, those securities which we are holding in our portfolio with an unrealized loss were individually not material and were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

Liquidity and Capital Resources

        Zenith's insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims and other policy benefits. Collected premiums may be invested, principally in fixed maturity securities, prior to their use in such disbursements, and investment income provides additional cash receipts. Claim payments may take place many years after the collection of premiums. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At September 30, 2003 and December 31, 2002, cash and short-term investments in the insurance subsidiaries were $222.1 million and $167.4 million, respectively. The current trend of favorable cash flow from operations is attributable to the trend of increasing workers' compensation rates and premiums.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations and fund its operating expenses. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other available assets in Zenith National were $73.0 million and $8.2 million at September 30, 2003 and December 31, 2002, respectively. The increase was principally attributable to the net proceeds from the issuance of $125.0 million aggregate principal amount of the Convertible Notes, offset by a capital contribution to Zenith Insurance.

        On March 21, 2003, Zenith National issued $125.0 million aggregate principal amount of the Convertible Notes and received net proceeds of $120.0 million (see Note 7 to the Consolidated Financial Statements). The Convertible Notes are general unsecured obligations of Zenith National and rank equally with Zenith's other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, Zenith National will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008, if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes. Each $1,000 principal amount of the Convertible Notes is convertible, at the holder's option, to 40 shares of Zenith National's common stock, par value $1.00 per share, at any time prior to stated maturity only if (1) the price of Zenith National's common stock reaches specified thresholds, (2) the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn, (3) the Convertible Notes are called for redemption, or (4) specified corporate transactions have occurred. The conversion rate of 40 shares of Zenith National common stock for each $1,000 principal amount of the Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith National's common stock. None of these events has occurred as of September 30, 2003. Zenith National may redeem some or all of the Convertible Notes for cash on or after March 30, 2008. Each holder may require Zenith National to repurchase all or a portion of its Convertible Notes on March 30, 2010, March 30, 2013, March 30, 2018, or, subject to specified exceptions, upon a change of control of Zenith National.

        On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the outstanding principal of its 9% Senior Notes due May 1, 2002.

        In January 2003, we borrowed $45.0 million under our two bank lines of credit to make a capital contribution to Zenith Insurance, all of which was repaid in March 2003 from the net proceeds from the issuance of the Convertible Notes on March 21, 2003. There were no outstanding borrowings under the two bank lines of credit at September 30, 2003 or December 31, 2002.

        At September 30, 2003, Zenith National had two unsecured lines of credit in the aggregate amount of $50 million, all of which was available at September 30, 2003. One of these lines of credit, in the amount of $20 million, is a one-year revolving line of credit with a bank, expiring August 1, 2004. Interest is payable at the bank's prime rate on any borrowings under the line, and the agreement does not subject Zenith to any financial covenants. The other line of credit originally was a $50.0 million revolving credit agreement with a bank effective September 30, 2002 that consisted of the following: (a) Tranche A of the agreement for up to $20.0 million; and (b) Tranche B of the agreement for up to $30.0 million. The Tranche A commitment expired September 29, 2003 and was not renewed by Zenith National. Any loans under Tranche B would be due September 30, 2005. This credit agreement contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. In the first quarter of 2003, this credit agreement was amended to remove the requirement that Zenith National maintain at least a Standard and Poor's BB counterparty credit rating. In the third quarter of 2003, this credit agreement was amended to, among other things, change the debt-to-total capitalization ratio covenant, and as a result of such amendments, the $30.0 million under the Tranche B of this bank line was fully available to Zenith National as of September 30, 2003.

        We currently do not anticipate any need to draw on our bank lines of credit because, as a result of the issuance of the Convertible Notes, Zenith National's current cash and available invested assets are sufficient for any foreseeable liquidity requirements at this time.

        In March 2003, Zenith Insurance paid a dividend of $10.0 million to Zenith National. Zenith National's insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends. In 2003, Zenith Insurance would be able to pay up to $31.0 million of dividends to Zenith National without the prior approval of the California Department of Insurance, including the $10.0 million paid in March 2003. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends. In a recent court ruling, a California statute that allowed a deduction for the dividends received from wholly-owned insurance companies in the determination of taxable income for the California Franchise Tax was held unconstitutional in certain circumstances. The consequences of the decision are unclear, but it is possible that the California Franchise Tax Board ("FTB") could take the position that the decision has caused the statute to be invalid for all purposes and disallow in its entirety the deduction for dividends received from insurance subsidiaries. If sustained, such action by the FTB would have the effect of imposing a tax of approximately 6% (after the benefit of a federal tax deduction) on any dividends paid from Zenith Insurance to Zenith National. We are unable to predict the ultimate outcome of this matter, which depends upon the actions of the FTB, the prospects for appropriate legislative relief and various tax strategies that may be available to Zenith to alleviate the consequences of any actions by the FTB.

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

        The table below sets forth the amounts of Zenith's contractual obligations, including interest payable, at September 30, 2003:

	Payments due by period
(Dollars in thousands)	Redeemable securities including interest	Convertible notes including interest	Operating lease commitments	Total
Less than 1 year	$5,729	$7,188	$4,847	$17,764
1-3 years	11,458	14,376	10,481	36,315
3-5 years	11,458	14,376	5,662	31,496
More than 5 years	181,580	229,216	969	411,765

Total	$210,225	$265,156	$21,959	$497,340

        Our contractual obligations under the outstanding Redeemable Securities are comprised of $143.2 million of interest payments over the next twenty-six years and $67.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $140.2 million of interest payments over the next twenty years and $125.0 million of principal payable in 2023. In addition, Zenith may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes. See Note 7 to the Consolidated Financial Statements for more information concerning the Convertible Notes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The fair value of the fixed maturity investment portfolio is exposed to interest rate risk—the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, Zenith has the ability to hold fixed maturity investments to maturity. Zenith relies on the experience and judgment of senior management to monitor and mitigate the effects of market risk. Zenith does not utilize financial instrument hedges or derivative financial instruments to manage risks and does not enter into any swap, forward or option contracts, but it will attempt to mitigate its exposure through active portfolio management. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, Zenith places the majority of its investments in high-quality, liquid securities and limits the amount of credit exposure to any one issuer.

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

	Expected Maturity Date
(Dollars in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total
As of September 30, 2003
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$21,953	$91,265	$51,040	$113,135	$73,571	$699,190	$1,050,154
Weighted average interest rate	1.9%	1.4%	2.0%	3.8%	3.3%	4.9%	4.2%
Short-term investments	$230,758						$230,758
Debt and interest obligations of Zenith:
Convertible senior notes payable		$7,188	$7,188	$7,188	$7,188	$236,404	265,156
Redeemable securities		5,729	5,729	5,729	5,729	187,309	210,225

As of December 31, 2002
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$54,096	$72,654	$52,034	$157,424	$79,501	$397,919	$813,628
Weighted average interest rate	2.6%	2.1%	3.4%	4.8%	3.7%	5.8%	4.7%
Short-term investments	$158,078						$158,078
Debt and interest obligations of Zenith:
Redeemable securities	5,729	$5,729	$5,729	$5,729	$5,729	$187,309	215,954

Item 4. Controls and Procedures.

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

Item 6. Exhibits and Reports on Form 8-K.

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
3.9	By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.1	Change in Terms Agreement, dated August 11, 2003, between Zenith National Insurance Corp., a Delaware corporation, and City National Bank, NA.
10.2	Waiver and Amendment, dated September 5, 2003, between Zenith National Insurance Corp., a Delaware corporation, and Bank of America, N.A.
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
(b)
Reports on Form 8-K

        Zenith filed a Current Report on Form 8-K dated August 1, 2003 in connection with the press release issued by Zenith on August 1, 2003 announcing results for the second quarter of 2003.

        Zenith filed a Current Report on Form 8-K dated September 3, 2003 in connection with the press release issued by Zenith on September 3, 2003 announcing the declaration of a quarterly dividend.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2003.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Change in Terms Agreement, dated August 11, 2003, between Zenith National Insurance Corp., a Delaware corporation, and City National Bank, NA.
10.2	Waiver and Amendment, dated September 5, 2003, between Zenith National Insurance Corp., a Delaware corporation, and Bank of America, N.A.
31.1	Certification of the CEO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
32	Certifications of the CEO and CFO, pursuant to 18 U.S.C. Section 1350.

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
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
  Item 6. Exhibits and Reports on Form 8-K.
Signatures
EXHIBIT INDEX