Form 10-K
period 2003-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2004-03-05
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

        The aggregate market value of the voting stock of the registrant held by non-affiliates of Zenith National Insurance Corp. on June 30, 2003 was $303,924,000 (based on the closing sale price of such stock on such date).

        At March 3, 2004, there were 18,986,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,018,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2003 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2004 Annual Meeting of Stockholders — Part III.

Total number of pages 54

Exhibit index located on pages 30-37

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

        Zenith's insurance subsidiaries have been assigned a financial strength rating of A- (Excellent) by A.M. Best Company ("A.M. Best"); Baa1 (Adequate) by Moody's Investors Service ("Moody's"); BBB+ (Good) by Standard & Poor's ("S&P"); and A- (Strong) by Fitch Ratings ("Fitch"). These A.M. Best, Moody's, S&P and Fitch ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.

        At December 31, 2003, Zenith had approximately 1,400 full-time employees. The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

        Zenith's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders are made available free of charge on its website at www.thezenith.com as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission. Also available at our website are the following corporate governance materials: Code of Business Conduct and Ethics; Code of Ethics for Senior Financial Officers; Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In addition, amendments to, or waivers of, the Code of Ethics for Senior Financial Officers will be posted to our website or contained in a Form 8-K filed within five calendar days after any such amendment or waiver. Any of the foregoing material may also be obtained, free of charge by written request to: Corporate Secretary, Zenith National Insurance Corp., 21255 Califa Street, Woodland Hills, CA 91367-5021.

Glossary of Selected Insurance Terms

        The following terms when used herein have the following meanings:

Accident year losses	Loss data grouped by the year in which the accident occurred, regardless of when the accident was reported.
Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.
Cede	To transfer to a reinsurer all or a portion of a risk in consideration of payment of a premium.
Combined ratio
The sum of net incurred losses, loss adjustment expenses, underwriting and other operating expenses and policyholders' dividends, expressed as a percentage of net premiums earned. The combined ratio is the key measure of underwriting profitability used in the property-casualty insurance business.

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
Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to the insurer or reinsurer.
In-force premiums	Premiums paid or payable on all policies not yet expired.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss ratio	Net losses incurred expressed as a percentage of net premiums earned.
Net premiums earned	The portion of net premiums written applicable to the expired period of policies.
Participating policy	A policy upon which dividends may be paid after expiration.
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
Treaty	A contract of reinsurance.
Underwriting	The process whereby an insurer reviews applications submitted for insurance coverage and determines whether to accept all or part, and at what premium, of the coverage being requested.
Underwriting expenses	The aggregate of policy acquisition costs and the portion of administrative, general and other expenses attributable to the underwriting process as they are accrued and expensed.

Description of the Business

        Zenith is in the business of managing insurance risk and investment risk. Our main business activity is workers' compensation insurance and we also operate a small assumed reinsurance business. In addition, Zenith maintains a portfolio of investments, principally in fixed maturity securities, funded by the cash flows from our insurance operations and capital. Investment income from the portfolio is impacted by current and historical interest rates and the amount of funds generated annually from (or used by) the insurance operations. Results of insurance operations, excluding investment income, may fluctuate due to, among other things, the possibility of material and unpredictable catastrophe losses in our reinsurance business. We measure our performance by our ability to build increased stockholders' equity over the long-term.

        Our business is classified into the following segments: workers' compensation, reinsurance, investment and parent. We sold our home-building business and related real estate assets in 2002. Results and descriptions of Zenith's business segments are contained in the Notes to Consolidated Financial Statements — Note 22 — "Segment Information" in Zenith's 2003 Annual Report to Stockholders, and is hereby incorporated by reference.

  Workers' Compensation

        In the workers' compensation business, we provide insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment. Zenith's workers' compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

        Generally, premiums for workers' compensation insurance policies are a function of: the applicable premium rate, which varies with the nature of the employees' duties and the business of the employer; a factor reflecting the insured employer's historical loss experience (the "experience modification factor"); and the amount of the insured employer's payroll. Payrolls may be affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Except in Florida, where rates for workers' compensation insurance are set by the Department of Insurance, Zenith's rates for workers' compensation are determined by our actuaries for each state in which we do business. In California, our largest state, insurance companies are required by law to set adequate workers' compensation rates for their own use. Although the California Insurance Commissioner does not set workers' compensation rates, the California Insurance Commissioner adopts and publishes advisory pure premium rates (pure premium rates are rates that would cover expected loss costs but do not contain an element to cover operating expenses or profit). We are not required to use these California advisory rates. Our rates are continually reviewed for adequacy using actuarial analysis of current and anticipated trends in costs. Overall effective rate increases are about 35% for 2003 compared to 19% in 2002, including 46% increases in California for 2003 compared to 27% in the prior year.

        In certain circumstances, a policyholder may be eligible for a return of a portion of the premium based on the loss experience during the policy term, by way of a dividend, calculated after the policy has expired. Alternatively, the policyholder's premium may be adjusted after expiration using a retrospective-rating formula which may also involve additional premium being billed to the policyholder if loss experience is worse than expected. Although we have offered these types of policies at times and have written a small number of them, we prefer to offer our customers a policy with a guaranteed cost based on rates, payroll and experience modification factors. We see significant competition in the national workers' compensation insurance industry, even in Florida where dividend plans and retrospectively-rated policies form the basis for price competition.

        Zenith's long-term strategy in the national workers' compensation industry is to write policies that deliver quality services based on adequate rates. During periods of intense competition or other adverse industry conditions, our premium revenue is reduced as employers buy elsewhere. Our value proposition is that our services, over the long-run, provide employers the opportunity to reduce their experience modification factor and their long-term, net workers' compensation costs. Our loss prevention services focus on workplace safety, accident and illness prevention and safety awareness training. Claims management services include return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings. Investigation and legal services help policyholders to prevent fraud and assist them to favorably resolve litigated claims. Our premium auditors provide appropriate payroll classifications to assure equitable premium billing.

        During 2003, Zenith wrote workers' compensation insurance in 45 states. Prior to 1992, Zenith's workers' compensation operations were concentrated principally in California. We expanded our operations into Texas in 1992 with other states following shortly thereafter. Florida operations commenced with the acquisition of the Associated General Commerce Self-Insurers' Trust Fund on December 31, 1996. On April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The RISCORP Acquisition added workers' compensation business in Florida and other states in the Southeast, principally in North Carolina and Alabama. In recent years, California has offered us the best opportunity to profitably expand our business and has become the state in which a majority of our net premiums are derived.

Net premiums earned for the years ended December 31, 2003, 2002 and 2001 by state are set forth in the table below:

(Dollars in thousands)	2003	%	2002	%	2001	%
California	$458,312	64.3%	$277,120	55.0%	$205,835	49.5%
Florida	126,333	17.7	97,925	19.4	92,728	22.3
North Carolina	29,647	4.2	26,291	5.2	20,366	4.9
Texas	23,002	3.2	23,065	4.6	20,578	4.9
Georgia	11,058	1.6	8,264	1.6	4,898	1.2
Pennsylvania	10,461	1.5	9,137	1.8	8,304	2.0
Illinois	9,743	1.4	11,237	2.2	14,353	3.5
South Carolina	7,760	1.1	6,211	1.2	5,589	1.3
Alabama	5,853	0.8	5,018	1.0	3,899	0.9
Other	30,627	4.2	39,591	8.0	39,298	9.5

Net Premiums Earned	$712,796	100.0%	$503,859	100.0%	$415,848	100.0%

        Zenith maintains four regional offices in California and offices in Florida, Texas, Pennsylvania, Illinois and North Carolina, each of which is fully staffed to conduct all workers' compensation underwriting and claims operations.

        A commonly used industry measurement of property-casualty insurance underwriting results is the combined ratio. It is the sum of net incurred losses, loss adjustment expenses, underwriting and other operating expenses and policyholders' dividends, expressed as a percentage of net premiums earned. Earned premiums and the combined ratios of our workers' compensation and reinsurance businesses and results of our other business segments for the each of the three years ended December 31, 2003 are set forth in the Results of Operations section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Zenith's 2003 Annual Report to Stockholders and are hereby incorporated by reference.

        Our workers' compensation operations are subject to legislative and regulatory actions, particularly in California and Florida where we have our largest concentrations of business. In California, significant workers' compensation legislation was enacted twice in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. Benefits were increased by an average of approximately 6% in 2003, followed by further increases of approximately 7% in 2004 and will be increased by a further 2% in 2005. In September of 2003, workers' compensation legislation was enacted in California with the principal objective of reducing costs. The legislation contains provisions which primarily seek to reduce medical costs and does not directly impact indemnity payments to injured workers. The principal changes in the legislation that impact medical costs are as follows: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor or physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; and 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician.

        In Florida, legislation was enacted effective October 1, 2003 which provides changes to the workers' compensation system. Such changes are designed to expedite the dispute resolution process, provide greater compliance and enforcement authority to combat fraud, revise certain indemnity benefits and increase medical reimbursement fees for physicians and surgical procedures. One of the intended outcomes of the proposed legislation is a reduction in the overall costs associated with delivering workers' compensation benefits in the state of Florida. The rates that we and other insurance companies use for workers' compensation are set by the Florida Department of Insurance. The Florida

Department of Insurance decreased rates by 14%, effective October 1, 2003, which offsets a 13.7% increase in rates as of April 1, 2003.

        In both California, and Florida, the major risk factor associated with these recent legislative changes is whether the current rates we are using for our workers' compensation policies are justified by the estimated savings in the legislation. We are monitoring the data closely to see how the experience develops relative to this risk.

        The improvement trend in our net income and combined ratios from 2001 to 2003 exhibits the current favorable trend of increased workers' compensation rates and premium revenues and the growth of our investment portfolio through favorable cash flow from insurance operations. These trends are continuing in the first quarter of 2004, as we have further added to our premium revenues and investment portfolio. However, revenue growth is not an independent objective; we will continue to focus on rate adequacy, attractive returns to our stockholders and the delivery of quality services to our policyholders. The principal risks to the future profitability of our business are related to 1) the adequacy of our loss reserve estimates; 2) competition and industry pricing; 3) general levels of interest rates; 4) the frequency and severity of claims and catastrophes; 5) the impact of enacted reform legislation in California and Florida and any future legislative changes; and 6) the incidence and magnitude of any terrorist attacks that affect our workers' compensation business in excess of our reinsurance protection.

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

        We participate in reinsurance contracts that are either proportional in nature, in which the assuming company shares pro rata in the premiums and losses of the ceding company (quota share reinsurance), or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the ceding company's primary insurance premiums (known as excess of loss reinsurance). Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. By diversifying the geographical spread of risk and limiting the number of contracts that we write, Zenith's assumed reinsurance business is written so as to limit expected losses, after the benefit of the applicable premium and reinstatement premium income and income taxes, from any one catastrophe event in a worst-case scenario to a maximum probable loss of approximately 5% of consolidated stockholders' equity (or currently about $19 million).

        As a reinsurer of catastrophe losses, we expect to receive claims with a high severity and low frequency and underwriting income or loss and the combined ratio of the reinsurance operation fluctuate significantly depending upon the incidence or absence of large catastrophe losses. Results of our reinsurance business should be evaluated over the long-term. Since its inception in 1985, the combined ratio of our reinsurance operation through December 31, 2003 was 100.3% on $709.8 million of net premiums earned. Loss reserves, net of reinsurance, at December 31, 2003 in our reinsurance operation were $134.6 million, or 14% of consolidated net loss reserves. In 2002, estimated catastrophe losses were $0.4 million attributable to European floods; otherwise, there were no major catastrophe losses that impacted the reinsurance treaties we wrote in the years ended December 31, 2003 and 2002 and our combined ratios for reinsurance were comparable between these two years. In 2001, the reinsurance operations were adversely impacted by $41.7 million of catastrophe losses before tax, including $37.6 million for the World Trade Center loss, net of additional premium income earned in the year attributable to original and reinstatement premiums. The ultimate impact of the World Trade Center loss of 2001 after deducting original and reinstatement premium income on Zenith's assumed reinsurance contracts for 2001 is estimated to be $20.0 million before tax, or $13.0 million after tax, which is within the maximum loss we expect from a worst-case scenario.

        Estimating catastrophe losses in the reinsurance business is highly dependent upon the nature and timing of the event and our ability to obtain timely and accurate information with which to estimate our liability to pay losses. Estimates of the impact of catastrophes on the reinsurance operations are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon reinterpretation of existing information.

        In addition to property reinsurance we have, historically, written reinsurance for liability insurance, such as general business liability coverage, directors' and officers' liability and excess or umbrella coverage. Although we wrote more of this type of business at the beginning of our involvement in the reinsurance business in 1985, liability reinsurance constituted about 22% of our earned reinsurance premiums in the ten years ended December 31, 2003.

  Equity Investee—Advent Capital

        We also participate in the worldwide reinsurance business through an investment in a company that operates in the property and casualty insurance business in the United Kingdom. On August 23, 2002, Zenith Insurance acquired 19.2 million Ordinary Shares of Advent Capital (Holdings) PLC ("Advent Capital") for $14.6 million in an open offer and placing of shares made in July 2002. As a result of the purchase, Zenith Insurance owns approximately 20.9% of the outstanding shares of Advent Capital. Advent Capital and its subsidiaries provide corporate capital to support the underwriting of certain Lloyd's of London syndicates and manage those syndicates. The syndicates operate in the global insurance and reinsurance business with an emphasis on property catastrophe reinsurance. Results of operations and our share of Advent Capital's net income is subject to fluctuations caused by catastrophe losses. We account for our share of Advent Capital's net income using the equity method of accounting on a one quarter lag to allow sufficient time for Advent Capital to prepare its financial statements.

  Investments

        Our Investments department invests the funds made available by our capital and the cash flows from our insurance operations. The objective of our investment operations is to provide income and realized gains on investments, primarily from investments in debt securities, consistent with policy guidelines and taking into consideration state regulatory restrictions. Because the exact timing of the payment of claims and benefits cannot be predicted with certainty, the insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. The allocation of the portfolio among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. At December 31, 2003, Zenith's consolidated investment portfolio emphasized high-quality, taxable bonds and short-term investments, supplemented by smaller portfolios of municipal bonds, redeemable preferred stocks and other preferred and common stocks. The portfolio of taxable bonds primarily includes U.S. Government securities, mortgage-backed securities issued by the Government National Mortgage Association and corporate bonds diversified to produce a reasonable balance of risk and investment income. Of the fixed maturity portfolio, including short-term investments, 97% of the investments were rated investment-grade at December 31, 2003 compared to 94% at December 31, 2002.

        Investment yields for each of the three years ended December 31, 2003 and a discussion of the composition of the investment portfolio at December 31, 2003 and 2002 are set forth under the Investments section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Zenith's 2003 Annual Report to Stockholders and are hereby incorporated by reference. This information shows the trend of an increasing investment portfolio as a result of increased cash flows and the impact of declining interest rates.

        Zenith has identified certain securities, amounting to 91% of the investments in fixed maturity securities and short-term investments at December 31, 2003, as available-for-sale. Stockholders' equity decreased by $2.7 million after deferred tax from December 31, 2002 to December 31, 2003 as a result of changes in the fair values of such investments. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities.

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

  Discontinued Real Estate Operations

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). The business had been operated by Zenith National's indirect wholly-owned subsidiary, Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada Corporation ("Perma-Bilt")). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax.

        In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. In the fourth quarter of 2003, we received a payment of $1.8 million before tax ($1.2 million after tax) for the twelve months ended September 30, 2003 under the earn-out provision, which is recorded as gain on sale of real estate operations. We are currently unable to estimate the amount, if any, of payments we might receive under this earn-out provision for the remaining two years, although in 2004 we expect a lower payment than in 2003 due to a shortage of available land inventory for part of the year.

        For the years ended December 31, 2002 and 2001, the results of operations and cash flows for Zenith's real estate business are presented as discontinued operations. The following table summarizes the revenues and income from discontinued real estate operations:

Years Ended December 31, (Dollars in thousands)	2002	2001

Real estate sales	$70,789	$84,823

Income from discontinued real estate operations before tax	$4,419	$5,763
Income tax expense	1,547	2,017

Income from discontinued real estate operations after tax	$2,872	$3,746

Loss and Loss Expense Reserves and Claims and Loss Developments

        Accounting for property and casualty insurance operations requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses ("loss reserves") as of the balance sheet date. The adequacy of loss reserves is inherently uncertain and represents a significant risk to the business which we attempt to mitigate by continually reviewing loss cost trends, attempting to set our rates to adequately cover anticipated costs and by professionally managing our claims servicing organization. We endeavor to minimize the estimation risk by employing actuarial techniques on a quarterly basis. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given whether the ultimate liability for unpaid losses will be more or less than our current estimates.

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

        Additional information regarding loss reserve estimates and loss reserve development is set forth under "Loss Reserves" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2003 Annual Report and is hereby incorporated by reference.

  Loss reserves of Zenith and its consolidated subsidiaries

        The table that follows shows development of loss and loss adjustment expense liabilities as originally estimated in accordance with GAAP at December 31 of each year presented.

(Dollars in thousands)	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993

Liability for unpaid loss and loss adjustment expenses, net	$990,877	$825,869	$742,678	$634,172	$605,250	$708,684	$525,601	$526,427	$463,123	$462,710	$474,499

Paid, net (cumulative) as of:
One year later		281,043	239,098	243,506	235,968	271,019	195,596	209,346	185,764	175,488	173,699
Two years later			431,015	370,100	384,011	414,432	284,080	322,519	295,872	274,560	272,221
Three years later				452,727	457,717	500,672	338,530	373,383	350,279	331,532	325,916
Four years later					509,915	546,076	378,536	406,597	378,174	362,287	364,420
Five years later						582,092	400,853	433,583	398,951	379,517	384,303
Six years later							419,684	449,924	417,032	394,481	395,473
Seven years later								463,172	427,565	406,856	406,326
Eight years later									436,029	414,164	415,840
Nine years later										420,778	421,639
Ten years later											426,720

Liability, net re-estimated as of:
One year later		840,084	771,846	638,519	636,130	753,508	514,234	526,078	459,314	460,575	464,779
Two years later			802,822	651,266	635,750	753,511	511,343	520,114	464,830	450,675	453,497
Three years later				670,797	638,920	740,559	503,684	516,184	460,782	442,391	452,330
Four years later					650,849	751,546	516,426	503,821	457,177	437,216	446,746
Five years later						752,039	526,524	508,239	454,083	434,479	442,053
Six years later							525,632	515,205	452,035	439,871	439,446
Seven years later								513,359	457,059	436,294	443,887
Eight years later									454,834	437,623	439,728
Nine years later										435,134	438,851
Ten years later											436,378

Favorable (deficient) development, net		(14,215)	(60,144)	(36,625)	(45,599)	(43,355)	(31)	13,068	8,289	27,576	38,121

Net Liability — December 31,	990,877	825,869	742,678	634,172	605,250	708,684	525,601	526,427	463,123	462,710	474,499
Receivable from reinsurers and state trust funds for unpaid losses	229,872	215,663	204,144	243,711	275,679	288,963	87,665	93,651	54,429	47,696	44,919

Gross liability — December 31,	1,220,749	1,041,532	946,822	877,883	880,929	997,647	613,266	620,078	517,552	510,406	519,418
Re-estimated liability, net		840,084	802,822	670,797	650,849	752,039	525,632	513,359	454,834	435,134	436,378
Re-estimated receivable from reinsurers and state trust funds for unpaid losses		185,904	179,096	204,811	236,085	297,981	109,343	104,877	76,447	65,639	72,836

Re-estimated liability, gross		1,025,988	981,918	875,608	886,934	1,050,020	634,975	618,236	531,281	500,773	509,214

Favorable (deficient) development, gross		15,544	(35,096)	2,275	(6,005)	(52,373)	(21,709)	1,842	(13,729)	9,633	10,204

        The accounting policies used to estimate the liabilities in the preceding table are described in Note 2 to the Consolidated Financial Statements in Zenith's 2003 Annual Report to Stockholders which note is hereby incorporated by reference.

        The analysis in the preceding table presents the development of our balance sheet liabilities for unpaid loss and loss adjustment expenses. The first line in the table shows the liability for unpaid loss and loss adjustment expenses, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of loss and loss adjustment expenses, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The second section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or deficient developments of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative; i.e., the estimated favorable or deficient development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over or under stated. For example, at December 31,

2003, we currently estimate that all of our previous estimates were collectively underestimated by about $14.2 million, or 1.7% of the December 31, 2002 balance sheet estimate for net loss reserves.

        Adverse development of our balance sheet liabilities for 1999-2002 is attributable to increases in estimates for our workers' compensation loss reserves and additional estimates for catastrophe losses in our reinsurance business. A complete description of loss reserve estimates and loss reserve development is set forth under "Loss Reserves" and "Inflation" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2003 Annual Report and is hereby incorporated by reference.

        Starting with the liability at the end of 1998, our loss reserve estimates include amounts for the loss reserves we assumed from RISCORP in the RISCORP Acquisition. The purchase price of RISCORP was determined in a three-step process, which culminated in the determination by a neutral auditor and neutral actuary of the GAAP values of the assets and liabilities being acquired from RISCORP. In 1999, we determined that it was necessary to increase the estimate of the loss reserves assumed from RISCORP by about $46.0 million, net of reinsurance. This adjustment to the RISCORP purchase price is reflected in the preceding table as adverse development of the 1998 loss reserve liability.

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

        Reference is made to the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements — Note 9 — "Liability for Unpaid Loss and Loss Adjustment Expenses" in Zenith's 2003 Annual Report to Stockholders, which is hereby incorporated by reference.

  Loss reserves of Advent Capital

        Advent Capital operates in the insurance and reinsurance business by providing capital to syndicates of Lloyd's of London and by managing those syndicates. Advent Capital records its proportionate share of the insurance assets and liabilities of the syndicates to which it provides capital, based on the relative share of capital provided by it to the syndicates. Zenith is accounting for its investment in Advent Capital on the equity method of accounting lagged by one quarter to allow sufficient time for Advent Capital to prepare its financial information. The table that follows represents a reconciliation of changes in the liability for unpaid loss and loss adjustment expenses in Advent Capital's financial statements:

	Advent Capital
(Dollars in thousands)	2003(1)	2002(2)	2001(3)

Beginning of period, net of receivable from reinsurers	$209,808	$185,922	$48,334
Adjustment(4)	73,624

Revised beginning of period, net of receivable from reinsurers	283,432	185,922	48,334

Incurred claims:
Current year	85,339	32,929	177,995
Prior years	4,199	49,953	11,565

Total incurred claims	89,538	82,882	189,560
Payments:
Current year	(16,900)	(4,023)	(32,081)
Prior years	(65,646)	(54,973)	(19,891)

Total payments	(82,546)	(58,996)	(51,972)

End of period, net of receivable from reinsurers	290,424	209,808	185,922
Receivable from reinsurers for unpaid losses	858,059	859,538	589,101

End of period	$1,148,483	$1,069,346	$775,023

        The preceding reconciliation of changes in the liability for unpaid loss and loss adjustment expenses are presented as of and for the following periods:

  (1)
  Paid and incurred claims for the twelve months ended September 30, 2003 and the balance sheet liabilites for loss reserves at September 30, 2002 and September 30, 2003.

  (2)
  Paid and incurred claims for the nine months ended September 30, 2002 and the balance sheet liabilities for loss reserves at December 31, 2001 and September 30, 2002.

  (3)
  Paid and incurred claims for the twelve months ended December 31, 2001 and the balance sheet liabilities for loss reserves at December 31, 2000 and December 31, 2001.

  (4)
  Adjustment to reflect Advent Capital's current participation level in the underlying Lloyd's syndicates.

        The table that follows shows development of loss and loss adjustment expense liabilities as originally estimated at December 31 of each year presented for Advent Capital. Advent Capital became a corporate underwriting member of Lloyd's in 1995.

	at Sept. 30,		at December 31,
(Dollars in thousands) Advent Capital
	2003	2002	2001	2000	1999	1998	1997	1996	1995

Liability for unpaid loss and loss adjustment expenses, net	$290,424	$209,808	$185,922	$48,334	$37,416	$15,512	$7,129	$3,000	$629
Adjustment (1)		73,624		8,802	11,035	10,926	8,096	5,027	1,578

Revised liability for unpaid loss and loss adjustment expenses, net	290,424	283,432	185,922	57,136	48,451	26,438	15,225	8,027	2,207

Paid, net (cumulative) as of (2):
One year later		65,646	54,973	19,891	21,842	7,277	1,717	801	360
Two years later			96,514	25,105	29,318	10,527	2,925	1,206	419
Three years later				35,642	29,163	12,445	4,139	1,809	505
Four years later					34,571	15,672	5,802	2,433	703
Five years later						18,510	6,975	3,171	872
Six years later							8,158	3,517	1,037
Seven years later								4,073	1,066
Eight years later									1,207

Liability, net re-estimated as of (2):
One year later		287,631	235,875	59,899	50,879	26,076	8,639	2,799	839
Two years later			240,053	69,101	54,160	29,085	12,363	4,441	797
Three years later				68,984	58,942	29,526	15,586	7,719	1,684
Four years later					58,920	32,665	12,956	8,158	2,300
Five years later						32,874	14,109	6,603	2,215
Six years later							14,341	6,903	2,094
Seven years later								6,749	2,116
Eight years later									1,969

Favorable (deficient) development, net		(4,199)	(54,131)	(11,848)	(10,469)	(6,436)	884	1,278	238

Net Liability	290,424	283,432	185,922	57,136	48,451	26,438	15,225	8,027	2,207
Receivable from reinsurers for unpaid losses	858,059	859,538	589,101	381,911	17,716	9,739	1,051	555	339

Gross liability	1,148,483	1,142,970	775,023	439,047	66,167	36,177	16,276	8,582	2,546
Re-estimated liability, net of reinsurance		287,631	240,053	68,984	58,920	32,874	14,341	6,749	1,969
Re-estimated receivable from reinsurers for unpaid losses		872,272	760,616	461,103	21,544	12,110	990	467	302

Re-estimated liability, gross		1,159,903	1,000,669	530,087	80,464	44,984	15,331	7,216	2,271

Favorable (deficient) development, gross		(16,933)	(225,646)	(91,040)	(14,297)	(8,807)	945	1,366	275

  (1)
  Adjustment to reflect Advent Capital's current participation level in the underlying Lloyd's syndicates.

  (2)
  For the liabilities established at December 31, 1995 through December 31, 2000, cumulative paid losses and the re-estimated liability are shown at the end of each subsequent twelve month period through December 31, 2001. The cumulative paid losses and re-estimated liability are then shown through the nine month period and as of September 30, 2002 for these liabilities and for the liability originally established at December 31, 2001. Thereafter, the cumulative paid losses and the re-estimated liability are shown through the twelve months ending and as of September 30, 2003 for all of the original balance sheet loss reserve liabilities from 1995 to 2002.

        Results of operations for Advent Capital may be adversely impacted in periods that sustain large catastrophe losses. Advent Capital's net loss in 2001 of $53.2 million was attributable, principally, to its estimated net pre-tax loss of $66.0 million due to the terrorist attack on the World Trade Center. Adverse development of the reserves established at September 30, 2002 and December 31, 2001 was attributable, principally, to increased estimates for losses sustained by Advent Capital in connection with the World Trade Center loss.

Reinsurance Ceded

  Excess of loss reinsurance

        Excess of loss reinsurance is a form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit. In accordance with general industry practices, we purchase excess of loss reinsurance to protect Zenith against the impact of large, irregularly-occurring losses in the workers' compensation business. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of Zenith's insurance operations. In summary, Zenith has reinsurance protection for large catastrophe losses up to $150.0 million in excess of a retention of $1.0 million, except that Zenith remains liable for one third of any loss between $75.0 million and $150.0 million. Details are as follows:

        An excess of loss reinsurance treaty with Employers Reinsurance Corporation ("Employers Re") provides $9.0 million of reinsurance protection, per occurrence, for workers' compensation losses in excess of a $1.0 million retention. In the year ended December 31, 2003 and in 2004, reinsurance provides protection for losses in excess of $10.0 million up to $150.0 million. In 2003, we retained 50% of any losses between $60.0 million and $100.0 million (of which there were none) and in 2004 we will retain one third of any losses between $75.0 million and $150.0 million. The principal companies providing the coverage are Arch Re, Everest Re, Folksamerica Re, Odyssey America, Swiss Re, Transatlantic Re, XL America, Axis Specialty, ACE Tempest Re, Endurance Specialty and Hanover Re.

        This reinsurance includes protection for domestic acts of terrorism (coverage for nuclear, biological and chemical events is excluded above $10.0 million); otherwise, we purchase reinsurance for foreign acts of terrorism separately, as discussed below.

  Terrorism Exposure and the Terrorism Risk Insurance Act of 2002

        Under our workers' compensation policies, we are required to provide workers' compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us will depend upon the nature, extent, location and timing of such an act. We attempt to mitigate the risk of loss from terrorism as follows:

        As discussed above, our general excess of loss treaties provide certain coverage for domestic acts of terrorism. We have purchased additional reinsurance for foreign acts of terrorism in the amount of $9.0 million in excess of a retention of $1.0 million in 2004. In addition for 2004, we have purchased reinsurance for foreign acts of terrorism, excluding nuclear, biological and chemical attacks, up to losses of $68.0 million in excess of $10.0 million, except that we have retained $10.0 million, or 50%, of any aggregate losses between $20.0 million and $40.0 million. The cost of such terrorism reinsurance in 2004 is approximately $6.0 million including the reinsurance from $1.0 million to $10.0 million. This cost will be offset by approximately $1.7 million of terrorism surcharge premiums. Terrorism reinsurance constituted approximately $2.5 million, or 0.3% of ceded earned reinsurance premiums, and $0.3 million, or 0.01% of ceded earned reinsurance premiums, in 2003 and 2002, respectively.

        In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") became effective and is effective for the period from November 26, 2002 until December 31, 2005. The Act may also provide us with reinsurance protection under certain circumstances and subject to certain limitations. The Secretary of the Treasury must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. Losses arising from an act of terrorism must exceed $5.0 million to qualify for reimbursement. If an event is certified, the Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the Federal Government will reimburse 90% of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion.

        The Act contemplates that affiliated insurers will be treated collectively as one entity by the U.S. Treasury Department for purposes of calculating direct earned premiums and, therefore, an insurer's deductible. As of December 31, 2003, companies controlled by Fairfax Financial Holdings Limited ("Fairfax") owned approximately 41% of our outstanding common stock. Fairfax has disclaimed any control of Zenith and has granted to a trustee a proxy to vote all of the shares of our common stock held by Fairfax and its subsidiaries in proportion to the voting of all other Zenith National stockholders. In January 2004, we received a final determination from the Treasury Department in which it determined that the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax (the "Fairfax direct earned premiums") are required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. Including the Fairfax direct earned premiums with ours, our deductible for 2004 is approximately $251 million.

        Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Act, the risk of severe losses to Zenith from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. In our workers' compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts. Also, small businesses constitute a large proportion of our policies, and we seek to avoid risks in high profile locations. In our reinsurance business, any terrorism exposure we have assumed is subject to our underwriting guidelines not to write business that could expose us to losses from a single event of greater than approximately $19 million after deducting applicable premium and reinstatement premium and income tax.

  Quota share reinsurance

        Quota share reinsurance is a form of reinsurance in which the assuming company accepts a pro rata share of the ceding company's losses and an equal share of the applicable premiums. In addition, the assuming company pays the ceding company a fee, known as a ceding commission, which is usually a percentage of the premiums ceded. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the assuming company. The effect on the ceding company is similar to increasing its capital, the principal constraint on the amount of business an insurance company can prudently write. Zenith and a subsidiary of Odyssey Re Holdings Corp. ("Odyssey Re"), a subsidiary of Fairfax, entered into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith in the three years commencing January 1, 2002. Ceded earned premiums under the quota share contract were $78.5 million and $36.8 million, respectively, in 2003 and 2002.

  Other reinsurance ceded

        Other than our excess of loss reinsurance protection and the quota share agreement, we are involved in collecting reinsurance recoverable under reinsurance contracts that were entered into by companies that we acquired and whose reinsurance arrangements we terminated. Our reinsurance recoverable includes $31.6 million relating to reinsurance arrangements entered into by RISCORP and assumed by Zenith in the acquisition of RISCORP in 1998. The principal reinsurers from which such RISCORP-related amounts are recoverable are American Re-Insurance Company, Continental Casualty Co., Swiss Reinsurance Company and Trenwick America Reinsurance Company. Also, in connection with the RISCORP Acquisition, Zenith Insurance entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid loss and allocated loss adjustment expenses assumed by Zenith from RISCORP at April 1, 1998 up to $50.0 million in excess of $182.0 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by a trust account.

  Recoverability of ceded reinsurance

        Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. We monitor the financial condition of our reinsurers and do not believe that Zenith is currently exposed to any material credit risk through its ceded reinsurance arrangements other than in connection with Reliance Insurance Company ("Reliance"). Historically, no material amounts due from reinsurers have been written-off as uncollectible because most of our reinsurance is recoverable from large, well-capitalized reinsurance companies. However, on October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance in response to a petition from the Pennsylvania Department of Insurance. At December 31, 2003 and 2002, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund. Zenith Insurance has recorded a provision for impairment of its reinsurance recoverable from Reliance of $3.0 million at December 31, 2003 and 2002. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities.

        Amounts recoverable (including amounts for paid and unpaid losses, prepaid reinsurance premiums and reinsurance commissions) at December 31, 2003 were as follows:

(Dollars in thousands) Name of Reinsurer	Amount Recoverable	A.M. Best Rating (1)

General Reinsurance Corporation	$69,719	A++
Odyssey America Reinsurance Corporation	59,843	A
Employers Reinsurance Corporation	31,912	A
Continental Casualty Company	20,767	A
Inter-Ocean Reinsurance Company (2)	16,194	A
American Re-Insurance Company	11,351	A+
Reliance Insurance Company, (3)	6,000	Not rated
Trenwick America Reinsurance Corporation (4)	5,587	Not rated
National Union Fire Insurance Company of Pittsburg, PA.	4,512	A++
Swiss Reinsurance Company	1,978	A++
Allstate Insurance Company	1,683	A+
Various Syndicates of Lloyd's of London	1,301	A-
Everest Reinsurance Company	1,051	A+
Seaton Insurance Company (5)	1,029	Not rated
National Reinsurance Corporation (6)	988	Not rated
Continental Reinsurance Corporation	837	A
Renaissance Reinsurance Ltd	788	A+
All Others (81 reinsurers)	2,724

Total	$238,264

(1)
A.M. Best, in assigning ratings, is primarily concerned with the ability of insurance and reinsurance companies to pay the claims of policyholders. In the A.M. Best ratings scheme, ratings of B+ to A++ are considered "Secure" and ratings of B and below are considered "Vulnerable."

(2)
Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by a trust account.

(3)
Amount shown is gross of the impairment provision. See discussion above regarding Reliance.

(4)
At December 31, 2002, Trenwick America Reinsurance Corporation ("Trenwick") had total assets of $1.1 billion and policyholders' surplus of $125.9 million. A trust account with a balance of $2.4 million at December 31, 2003 provides security for amounts recoverable for unpaid losses from Trenwick.

(5)
At December 31, 2002, Seaton Insurance Company ("Seaton") had assets of $63.5 million and policyholders' surplus of $53.0 million. All of Seaton's liabilities associated with its discontinued assumed reinsurance operations are reinsured by other companies, including Syndicates of Lloyd's of London (A-), Unigard Insurance Company (A), Allstate Insurance Company (A+), Philadelphia Re (not rated) and National Indemnity Company (A++).

(6)
National Reinsurance Corporation is a subsidiary of General Re. Corporation (a wholly-owned subsidiary of Berkshire Hathaway, Inc.). At December 31, 2002, total assets of National Reinsurance Corporation were $1.1 billion and policyholders' surplus was $655.8 million.

  Intercompany reinsurance pooling agreement

        Zenith's insurance subsidiaries are parties to an intercompany pooling agreement. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2003, the proportions of the pooling agreement were as follows: Zenith Insurance — 97.5%; ZNAT Insurance — 2.0%; and Zenith Star — 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements.

Marketing and Staff

        The business in the workers' compensation operations is produced by approximately 1,600 independent licensed insurance agents and brokers throughout California, Florida, Texas, North Carolina and other states in which Zenith conducts its business. Zenith's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

        Applications for insurance and reinsurance submitted by all agents and brokers are evaluated by professional underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of rate adequacy, economic considerations and review of known data on the particular risk. We retain all authority over underwriting, claims processing, safety engineering and auditing and do not delegate any such authority to our agents or brokers.

Competition

        Competition in the insurance business is based upon price, product design and quality of service. The insurance industry is highly competitive and there is significant competition in the national workers' compensation industry which, at times, is intense. Zenith competes not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Recent regulatory action has mitigated the competitive behavior of the State Compensation Insurance Fund in California. Competition also exists with self-insurers and captive insurers. Many companies in competition with us have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

Regulation

        The insurance business is subject to state-by-state regulation and legislation focused on solvency, pricing, market conduct, claims practices, underwriting, accounting, investment criteria and other areas. Such regulation and legislation is subject to continual change and compliance is an inherent risk of the business.

  State Departments of Insurance

        Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Our insurance subsidiaries are primarily subject to regulation and supervision by the California Department of Insurance, except for Zenith Star, which is primarily subject to regulation and supervision by the Texas Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to: grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and rates in some states; periodically examine financial statements; determine the form and content of required financial statements; and periodically examine market conduct.

        Detailed annual and quarterly financial statements and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements of our insurance subsidiaries are subject to periodic examination by the California and Texas Departments of Insurance. In 2003, the California Department of Insurance completed an examination of Zenith Insurance and ZNAT Insurance as of December 31, 2001 and the Report of Examination contained no material findings. In 2003, the Texas Department of Insurance completed an examination of Zenith Star as of December 31, 2001, and the Report of Examination contained no material findings.

  The National Association of Insurance Commissioners

        The National Association of Insurance Commissioners (the "NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (the "Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting principles in its Accounting Practices and Procedures Manual. The California and Texas Departments of Insurance have adopted these codified statutory accounting principles.

        Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These "risk-based capital" ("RBC") requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2003, the capital and surplus of Zenith Insurance was 330% of the Authorized Control Level of RBC.

        The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2003 IRIS results for Zenith Insurance showed four results outside the "normal" range for such ratios, as such range is determined by the NAIC. These results were attributable to the growth in workers' compensation premiums in 2003 compared to 2002, historically low yields of fixed maturity securities in 2003 and adverse development recorded in our workers' compensation loss reserve estimates in the last two years.

  Insurance Holding Company System Regulatory Act

        Zenith's insurance operations are subject to the California and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts") which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation. The Holding Company Acts also limit dividend payments and material transactions by Zenith's insurance operations. See Item 5 for a discussion of dividend restrictions related to the Holding Company Acts.

Ratio of Earnings to Fixed Charges

        Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

	Years Ended December 31,
	2003		2002	2001	2000	1999
Ratio of earnings to fixed charges	7.85	x	—	—	—	5.26	x

        For purposes of calculating the ratio, earnings consist of income from continuing operations (excluding equity in investee earnings or losses) before provision for income taxes and fixed charges (except capitalized interest in discontinued operations). Fixed charges include interest expense, interest expense capitalized in discontinued operations and approximately 30% of rental expense, which is what we believe to be a reasonable approximation of the interest portion of rental expense. In 2002, 2001 and 2000, our earnings were insufficient to cover our fixed charges by $4.6 million, $46.5 million and $84.6 million, respectively.

Risks Relating to Our Business

        Our business is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. Some of these risks and uncertainties are described below. These and other risks are also described elsewhere as follows: 1) under this Item 1 — Description of the Business; 2) under Item 7 — Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations; and 3) under Item 8 — Notes to Consolidated Financial Statements in Zenith's 2003 Annual Report to Stockholders.

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

        We buy reinsurance protection in our workers' compensation business to protect us from the impact of large losses over $1.0 million and from the accumulation of losses up to $150.0 million, except that, in 2004, we will retain one third of any losses between $75.0 million and $150.0 million. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. Any decrease in the amount of our reinsurance will increase our risk of loss and could materially adversely affect our business and financial condition.

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

        We participate in the assumed reinsurance of property catastrophe losses. The loss experience of property catastrophe reinsurers has generally been characterized as low frequency but high severity in nature and claims from catastrophes could cause substantial volatility in our financial results for any fiscal quarter or year. Accordingly, our net income typically decreases in periods when there are large catastrophe losses and typically increases in the absence of catastrophe losses. These fluctuations could have a material adverse effect on our results of operations and financial condition.

        Various events are classified as catastrophes, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and fires as well as man-made events, such as acts of war, acts of terrorism and political instability. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected and the severity of the event. The amount of catastrophe reinsurance we write in any one year is limited to produce an expected estimated maximum loss from a single, worst-case scenario of approximately $19 million, net of all applicable premium and reinstatement premium and income taxes. However, we participate in several global catastrophe reinsurance treaties, and catastrophe losses could be sizable enough to impact our annual earnings significantly, as they have in recent years.

The risks associated with property and casualty reinsurance underwriting could adversely affect us.

        Because we participate in property and casualty reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially which in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates, we could face significant losses on these contracts.

Acts of terrorism could negatively impact our business and our financial condition.

        Under our workers' compensation policies, we are required to provide workers' compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us will depend upon the nature, extent, location and timing of such an act. Any such impact on us could be material.

        Our excess of loss reinsurance provides protection for domestic acts of terrorism (excluding nuclear, biological and chemical attacks for losses in excess of $10.0 million). We have purchased additional reinsurance for foreign acts of terrorism in the amount of $9.0 million in excess of a retention of $1.0 million for 2004. In addition for 2004, we have purchased reinsurance for foreign acts of terrorism, excluding nuclear, biological and chemical attacks, up to losses of $68.0 million in excess of $10.0 million, except that we have retained $10.0 million, or 50%, of any aggregate losses between $20.0 million and $40.0 million. The cost of such terrorism reinsurance for 2004 is approximately $6.0 million, including the reinsurance from $1.0 million to $10.0 million. This cost is offset by approximately $1.7 million of terrorism surchange permiums.

        In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") became effective and is effective for the period from November 26, 2002 until December 31, 2005. The Act may also provide us with reinsurance protection under certain circumstances and subject to certain limitations. The Secretary of the Treasury must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. Losses arising from an act of terrorism must exceed $5.0 million to qualify for reimbursement. If an event is certified, the Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the Federal Government will reimburse 90% of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion.

        The Act contemplates that affiliated insurers will be treated collectively as one entity by the U.S. Treasury Department for purposes of calculating direct earned premiums and, therefore, an insurer's deductible. As of December 31, 2003, companies controlled by Fairfax owned approximately 41% of our outstanding common stock. Fairfax has disclaimed any control of Zenith and has granted to a trustee a proxy to vote all of the shares of our common stock held by Fairfax and its subsidiaries in proportion to the voting of all other Zenith National stockholders. In January 2004, we received a final determination from the Treasury Department in which it determined that the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax (the "Fairfax direct earned premiums") are required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. Including the Fairfax direct earned premiums with ours, our deductible for 2004 is approximately $251 million.

        Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Act, the risk of severe losses to Zenith from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. Accordingly, any acts of terrorism could materially adversely affect our business and financial condition.

The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.

        Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the departments of insurance in California and Texas. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

  •
  influence how we conduct our business;

  •
  place limitations on our investments and dividends;

  •
  place limitations on our ability to transact business with our affiliates;

  •
  set standards of solvency to be met and maintained; and

  •
  prescribe the form and content of, and to examine, our financial statements.

        In addition, workers' compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California, on January 1, 2003, workers' compensation legislation became effective that provides for increases in the benefits payable to injured workers. Also, in California, workers' compensation legislation intended to reduce certain medical costs became effective. In Florida, the rates at which we provide coverage are determined by regulation. Legislation and regulation also impact our ability to investigate fraud and other abuses of the workers' compensation system in the states in which we do business. Our relationships with medical providers are also impacted by legislation and regulation, including penalties for failure to make timely payments.

        Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in health care and occupational safety and health regulations. In addition, we were impacted by the Terrorism Risk Insurance Act of 2002, as discussed above, and by the Gramm Leach Bliley Act of 2002 related to disclosure of personal information. Moreover, changes in federal tax laws could also impact our business.

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

        In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation area, we compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Some of our competitors have greater financial, marketing and management resources than us. Intensive competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in Florida, where rates for workers' compensation insurance are determined by regulation, we use our own rates, based on the work of our actuaries, to determine the price for our workers' compensation policies. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices to maintain market share or other revenue targets. As a result, our profitability during those times has decreased.

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

        Interest rates have declined steadily in the past several years. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in our stockholders' equity.

        We invest a small portion of our portfolio in below investment-grade securities. The risk of default by borrowers that issue below investment-grade securities is significantly greater than other borrowers because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession. In addition, these securities are generally unsecured and often subordinated to other debt. The risk that we may not be able to recover our investments in below investment-grade securities is higher than with investment-grade securities.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California and Florida.

        Our business is concentrated in California (64% of 2003 workers' compensation earned premiums) and in Florida (18% of 2003 workers' compensation earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. For example, regulatory changes in California in the early 1990's created intense price competition in our workers' compensation business from about 1995 to 1999, during which time our overall profitability experienced significant declines as a result. In addition, California and Florida are states that are exposed to severe natural perils, such as earthquakes and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

We rely on independent insurance agents and brokers.

        The failure or inability of independent insurance agencies and brokers to market our insurance programs successfully could have a material adverse effect on our business, financial condition and results of operations. The business in our workers' compensation operations is produced by approximately 1,600 licensed insurance agents and brokers. Our assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries. Agencies and brokers are not obligated to promote our insurance programs and may sell competitors' insurance programs. As a result, our business depends in part on the marketing efforts of these agencies and brokers and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of the these agencies and brokers.

Assessments and other surcharges for guaranty funds and second injury funds and other mandatory pooling arrangements may reduce our profitability.

        Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. These obligations are funded by assessments that are expected to continue in the future as a result of insolvencies. Many states also have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in some states, insurance companies are required to participate in mandatory workers' compensation shared market mechanisms or pooling arrangements, which provide workers' compensation insurance coverage from private insurers. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

        Zenith National is a holding company which transacts substantially all of its business through its subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay expenses and dividends, depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payments of dividends by our insurance company subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future. As a result, at times, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant.

Fairfax has granted a voting proxy with respect to the shares of our common stock owned by companies controlled by it which may impede attempts to replace or remove our Board or management.

        As of December 31, 2003, companies controlled by Fairfax owned 41% of our outstanding common stock. Fairfax has disclaimed any control of Zenith National and has granted to a trustee a proxy to vote all of the shares of common stock held by Fairfax and its subsidiaries. The proxy provides that the trustee must vote all such shares in proportion to the voting of all other Zenith National stockholders, except in the event of a proxy contest that is not supported by management and that occurs prior to the earlier of December 31, 2006 and the date on which Stanley R. Zax is no longer our full-time Chairman and President. If such a hostile proxy contest were to occur, the shares must be voted as recommended by management. This arrangement could prevent or delay a change in our Board of Directors or management, and could cause the value of our securities to decline.

Item 2. Properties.

        Zenith Insurance owns a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National and its subsidiaries. Zenith Insurance also owns a 120,000 square foot branch office facility in Sarasota, Florida. In the regular conduct of business, Zenith Insurance leases offices in various cities. See Notes to Consolidated Financial Statements — Note 16 — "Commitments and Contingent Liabilities" in Zenith's 2003 Annual Report to Stockholders, which note is hereby incorporated by reference. Zenith considers its owned and leased facilities to be adequate for the needs of the organization.

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

Quarter	2003	2002
First:
High	$24.22	$31.25
Low	19.15	27.36
Second:
High	30.23	32.25
Low	21.30	28.90
Third:
High	29.65	31.81
Low	26.00	23.35
Fourth:
High	32.85	29.45
Low	27.81	22.00

        As of March 3, 2004, there were 229 registered holders of record of Zenith National common stock.

        The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith National common stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board	Type and Amount of Dividend	Record Date for Payment	Payment Date
February 11, 2004	$0.28 cash per share	April 30, 2004	May 14, 2004
December 10, 2003	$0.25 cash per share	January 30, 2004	February 13, 2004
September 3, 2003	$0.25 cash per share	October 31, 2003	November 14, 2003
May 20, 2003	$0.25 cash per share	July 31, 2003	August 14, 2003
February 12, 2003	$0.25 cash per share	April 30, 2003	May 15, 2003
December 10, 2002	$0.25 cash per share	January 31, 2003	February 14, 2003
September 12, 2002	$0.25 cash per share	October 31, 2002	November 14, 2002
May 22, 2002	$0.25 cash per share	July 31, 2002	August 14, 2002
February 12, 2002	$0.25 cash per share	April 30, 2002	May 15, 2002

        The Holding Company Acts limit the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the appropriate insurance regulatory authorities in the states of California and Texas must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. Such restrictions on dividends are not cumulative. Zenith Insurance paid $10.0 million in dividends to Zenith National in each of 2003 and 2001. No dividends were paid in 2002. In 2004, Zenith Insurance will be able to pay up to $70.9 million of dividends to Zenith National without prior approval of the California Department of Insurance. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith

Insurance to pay dividends. In a recent court ruling, a California statute that allowed a deduction for the dividends received from wholly-owned insurance companies in the determination of taxable income for the California Franchise Tax was held unconstitutional in certain circumstances. The consequences of the decision are unclear, but the California Franchise Tax Board ("FTB") has taken the position that the decision has caused the statute to be invalid for all purposes and will disallow in its entirety the deduction for dividends received from insurance subsidiaries. If sustained, such action by the FTB would have the effect of imposing a tax of approximately 6% (after the benefit of a federal tax deduction) on any dividends paid from Zenith Insurance to Zenith National. We are unable to predict the ultimate outcome of this matter, which depends upon the actions of the FTB, the prospects for appropriate legislative relief and various tax strategies that may be available to Zenith to alleviate the consequences of any actions by the FTB.

Item 6. Selected Financial Data.

        The 5-Year Summary of Selected Financial Information, included in Zenith's 2003 Annual Report to Stockholders, is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

        Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, included in Zenith's 2003 Annual Report to Stockholders, is hereby incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

        The "Market Risk of Financial Instruments" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in Zenith's 2003 Annual Report to Stockholders, is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Notes thereto included in Zenith's 2003 Annual Report to Stockholders are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

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

(b)
Internal Control Over Financial Reporting.

        There have not been any changes in Zenith's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, Zenith's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee," and "Code of Ethics for Senior Financial Officers" in the Proxy Statement distributed to stockholders in connection with Zenith's 2004 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed by Zenith after the date this Annual Report on Form 10-K is filed, is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Position	Term	Executive Officer Since
Stanley R. Zax	66	Chairman of the Board and President	Annual	1977
Jack D. Miller	58	Executive Vice President	Annual	1998
Robert E. Meyer	54	Senior Vice President and Actuary	Annual	2000
William J. Owen	46	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	Annual	2000
John J. Tickner	65	Senior Vice President and Secretary	Annual	1985

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

Item 11. Executive Compensation.

        The information set forth under the captions "Directors' Compensation," "Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Employment Agreements and Termination of Employment and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

        The information set forth in footnote 1 to the table set forth under the caption "Election of Directors" and under the caption "Certain Transactions with Fairfax Financial" in the Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the captions, "Audit Fees," "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Pre-Approval of Independent Auditors' Services" in the Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)   Documents filed as part of the report:

    1.
    Financial Statements:

      Report of Independent Auditors incorporated herein by reference from Zenith's 2003 Annual Report to Stockholders

      Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2003 Annual Report to Stockholders in Item 8 of Part II:

        Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

          Consolidated Balance Sheet as of December 31, 2003 and 2002

          Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001

          Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2003

          Consolidated Statement of Comprehensive Income for the three years ended December 31, 2003

          Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules:

      Report of Independent Auditors on Financial Statement Schedules

      Zenith National Insurance Corp. and Subsidiaries:

        As of December 31, 2003:

          I — Summary of Investments — Other Than Investments in Related Parties

        As of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001:

          III — Supplementary Insurance Information

          IV — Reinsurance

          V — Valuation and Qualifying Accounts

          VI — Supplementary Information Concerning Property — Casualty Insurance Operations

      Zenith National Insurance Corp.:

        As of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001:

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
4.4
Indenture, dated March 21, 2003, by and between Zenith National Insurance Corp. and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated herein by reference to Exhibit 99.2 to Zenith's Current Report on Form 8-K dated March 21, 2003.)
4.5
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
10.15
Amendment No. 5, dated July 8, 2003, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993.
10.16
Purchase Agreement, dated February 4, 1981, among Reliance Insurance Company, Zenith National Insurance Corp., the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.17
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
10.19
Agreement of Purchase and Sale of Real Property, dated as of October 7, 2002, by and among Meritage Corporation, a Maryland corporation; MTH-Homes Nevada, Inc., an Arizona corporation; Perma-Bilt, A Nevada Corporation; and Zenith National Insurance Corp., a Delaware corporation. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.20
Indemnification Agreement, dated as of October 7, 2002, by and among Meritage Corporation, a Maryland corporation; MTH-Homes Nevada, Inc., an Arizona corporation; Perma-Bilt, A Nevada Corporation; and Zenith National Insurance Corp., a Delaware corporation. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.21
Non-Disclosure and Non-Compete Agreement, dated as of October 7, 2002, by and among Meritage Corporation, a Maryland corporation; MTH-Homes Nevada, Inc., an Arizona corporation; Zenith National Insurance Corp., a Delaware corporation; and Perma-Bilt, A Nevada Corporation. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.22
Agreement Regarding Purchase Price and Indemnification, dated as of October 7, 2002, by and among Zenith National Insurance Corp., a Delaware corporation, Perma-Bilt, a Nevada Corporation and Daniel Schwartz. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Current Report on Form 8-K dated October 8, 2002.)
10.23
Stock Purchase Agreement, dated February 22, 1999, between Zenith Insurance Company and Nationwide Mutual Insurance Company. (Incorporated herein by reference to Zenith's Current Report on Form 8-K, dated March 9, 1999.)

10.24
Stock Purchase Agreement, dated as of November 21, 2001, between Zenith National Insurance Corp. and Odyssey Reinsurance Corporation. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K, filed December 6, 2001.)
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
*10.29
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
*10.31
Amendment to Employment Agreement, dated March 1, 2000, between Zenith Insurance Company and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.22 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10.32
Stock Option Agreement, dated March 15, 1996, between Zenith and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
*10.33
Employment Agreement, dated January 5, 1998, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1997.)
*10.34
Amendment No. 2, dated as of September 17, 2002, to Employment Agreement, dated and effective as of January 5, 1998, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
*10.35
Restated and Amended Employment Agreement, executed March 13, 2001, between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2000.)
*10.36
Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

*10.37
Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.38 to Zenith's Registration Statement on Form S-1 filed July 18, 2003.)
10.38
Aggregate Excess of Loss Reinsurance Agreement between Associated General Commerce Self-Insurers' Trust Fund (now part of Zenith Insurance Company) and Reliance Insurance Company effective December 31, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
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
10.42
Termination Endorsement Number 1 to Retrocessional Agreement, dated December 22, 1999, between American Re-Insurance Company, Inter-Ocean Reinsurance Company LTD, and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.29 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
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

10.46
Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, et. al. dated May 22, 1995. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1995.)
10.47
Endorsement No. 11, effective January 1, 2002, to Agreement of Reinsurance 8051 between General Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, et. al., dated as of May 22, 1995. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)
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
10.50
Workers' Compensation Quota Share Reinsurance Agreement between Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company (collectively, as cedant) and Odyssey America Reinsurance Corporation (as Reinsurer) dated December 28, 2001. (Incorporated herein by reference to Exhibit 10.36 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.51
Promissory Note, dated August 9, 2002, from Zenith National Insurance Corp. to City National Bank. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.52
Change in Terms Agreement, dated August 11, 2003, between Zenith National Insurance Corp., a Delaware corporation, and City National Bank, N.A. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.53
Amended and Restated Credit Agreement, dated as of September 30, 2002, between Zenith National Insurance Corp., and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.54
Waiver and Amendment, dated March 19, 2003, between Zenith National Insurance Corp. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.55
Waiver and Amendment, dated September 5, 2003, between Zenith National Insurance Corp., a Delaware corporation, and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.56
Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.57
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
10.58
Standstill Agreement, dated June 30, 1999, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
10.59
Amendment No. 1, executed March 21, 2003, to the Standstill Agreement, date June 30, 1999, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited, a Canada corporation. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
11
Statement re computation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 20 —"Earnings and Dividends Per Share" in Zenith's 2003 Annual Report to Stockholders.)
12	Statement re computation of ratio of earnings to fixed charges.
13
Zenith's Annual Report to Stockholders for the year ended December 31, 2003, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, dated March 5, 2004. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
31.1	Certification of the CEO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of the CEO and CFO pursuant to 18 U.S.C. section 1350.

*Management contract or compensatory plan or arrangement

  (b)
  Reports on Form 8-K

  Zenith filed a Current Report on Form 8-K dated October 28, 2003 in connection with the press release issued by Zenith on October 27, 2003 announcing results for the third quarter of 2003.

  Zenith filed a Current Report on Form 8-K on November 12, 2003 in connection with Zenith's filing of California workers' compensation rates for use on or after January 1, 2004 and Zenith's receipt of the earn-out payment from Meritage relating to the sale in October 2002 of its home-building business and related real estate assets in Las Vegas, Nevada.

  Zenith filed a Current Report on Form 8-K dated December 10, 2003 in connection with the press release issued by Zenith on December 10, 2003 announcing the declaration of a quarterly dividend.

  Zenith filed a Current Report on Form 8-K dated December 16, 2003 in connection with the press release issued by Zenith on December 16, 2003 announcing that its 5.75% Convertible Senior Notes due 2023 will be convertible during the first quarter of 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2004.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 5, 2004.

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

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-107170) and on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399, 333-79199 and 333-62798) of our report dated February 6, 2004 relating to the consolidated financial statements, which appears in the 2003 Annual Report to Stockholders of Zenith National Insurance Corp. (the "Company"), which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. We also consent to the incorporation by reference of our report dated February 6, 2004 relating to the financial statement schedules on pages F-3 through F-15, which appears in such Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Los Angeles, California
March 5, 2004

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 6, 2004 appearing in the 2003 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules on pages F-3 through F-15 listed in Item 15(a)2 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California
February 6, 2004

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

December 31, 2003

Column A	Column B	Column C	Column D
Type of investment	Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Bonds:
United States Government and government agencies and authorities	$296,566	$298,890	$296,997
Public utilities	32,666	33,920	33,920
States, municipalities and political subdivisions	123,510	122,827	123,803
Industrial and miscellaneous	579,348	600,975	600,080
Redeemable preferred stocks	21,752	24,750	24,750

Total fixed maturity securities:	1,053,842	1,081,362	1,079,550
Equity securities:
Preferred stocks	10,242	10,772	10,772
Common stocks:
Industrial, misc. and all other	19,807	36,283	36,283
Banks, trust and insurance companies	14,403	15,906	15,906

Total equity securities	44,452	62,961	62,961
Mortgage loans	39,123	39,123	39,123
Short-term investments	285,760	285,760	285,760
Other investments	63,100	63,100	63,100

Total investments	$1,486,277	$1,532,306	$1,530,494

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

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

BALANCE SHEET

	December 31,
(Dollars and shares in thousands)	2003	2002
ASSETS
Investments:
Fixed maturity investments, at fair value (cost $53,361 in 2003)	$53,175
Equity securities, at fair value (cost $932 in 2003 and $129 in 2002)	1,041	$131
Short-term investments (at cost, which approximates fair value)	17,864	7,813

Total investments	72,080	7,944
Cash	295	275
Investment in subsidiaries (Note A)	511,659	387,176
Receivable from subsidiaries	743	38
Other assets	17,994	16,929

Total assets	$602,771	$412,362

LIABILITIES
Convertible senior notes payable, less unamortized issue costs of $4,564 in 2003 (Note C)	$120,436
8.55% Subordinated Deferrable Interest Debentures, less unamortized issue cost of $231 in 2003 and $240 in 2002 (Note D)	77,089	$77,080
Dividend payable to stockholders	4,728	4,692
Income tax (Note A)	8,551	7,197
Other liabilities	8,721	6,369

Total liabilities	219,525	95,338

Commitments and contingent liabilities (Note H)
STOCKHOLDERS' EQUITY
Preferred stock, $1 par—shares authorized 1,000; issued and outstanding, none in 2003 and 2002
Common stock, $1 par—shares authorized 50,000; issued 25,928 in 2003 and 25,786 in 2002, outstanding 18,910 in 2003 and 18,768 in 2002	25,928	25,786
Additional paid-in capital	300,448	296,974
Retained earnings	157,191	109,008
Accumulated other comprehensive income (Note G)	31,821	17,398

	515,388	449,166
Treasury stock, at cost (7,018 shares in 2003 and 2002)	(132,142)	(132,142)

Total stockholders' equity	383,246	317,024

Total liabilities and stockholders' equity	$602,771	$412,362

See notes to condensed financial information.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

STATEMENT OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2003	2002	2001
Net investment income	$2,827	$602	$2,100
Realized gains on investments	863	52	419

Total revenues	3,690	654	2,519

Operating expenses	5,344	5,135	3,827
Interest expense	12,549	5,301	7,774

Total expenses	17,893	10,436	11,601

Loss from continuing operations before income tax benefit and equity in income (loss) of subsidiaries	(14,203)	(9,782)	(9,082)
Income tax benefit	(5,040)	(3,430)	(992)

Loss from continuing operations before equity in income (loss) of subsidiaries	(9,163)	(6,352)	(8,090)
Gain on sale of discontinued real estate operations, net of income tax expense of $621 (Note A)	1,154

Loss before equity in income (loss) of subsidiaries	(8,009)	(6,352)	(8,090)
Equity in income (loss) of subsidiaries (Note A)	75,009	16,552	(17,770)

Net income (loss)	$67,000	$10,200	$(25,860)

See notes to condensed financial information.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

STATEMENT OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2003	2002	2001
Cash flows from operating activities:
Investment income received	$1,892	$233	$477
Operating expenses paid	(5,581)	(4,086)	(4,111)
Interest paid	(10,256)	(6,078)	(7,648)
Income tax recovered (paid)	6,203	4,818	(2,657)

Net cash used in operating activities	(7,742)	(5,113)	(13,939)

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(64,048)
Equity securities available-for-sale	(800)	(20)	(3,069)
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	11,458		768
Equity securities available-for-sale		1,762	2,731
Net (increase) decrease in short-term investments	(10,015)	70,004	(17,873)
Proceeds from sale of discontinued real estate operations (Note A)	1,775
Other, net	56	233	(233)

Net cash (used in) provided by investing activities	(61,574)	71,979	(17,676)

Cash flows from financing activities:
Net proceeds from issuance of convertible senior notes (Note C)	119,990
Repayment of 9% Notes (Note B)		(57,235)
Repurchase of 9% Notes (Note B)			(1,265)
Cash advanced from bank lines of credit (Note E)	46,500	25,000
Cash repaid on bank lines of credit (Note E)	(46,500)	(25,000)
Cash dividends paid to common stockholders	(18,786)	(18,677)	(17,502)
Proceeds from exercise of stock options	3,153	5,431	3,022
Sale of treasury shares (Note F)			25,000
Purchase of treasury shares			(207)
Dividends received from Zenith Insurance	10,000		10,000
Cash contribution to Zenith Insurance (Note E)	(45,000)	(25,000)
Net cash (to) from subsidiary	(21)	28,282	12,099

Net cash provided by (used in) financing activities	69,336	(67,199)	31,147

Net increase (decrease) in cash	20	(333)	(468)
Cash at beginning of year	275	608	1,076

Cash at end of year	$295	$275	$608

Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$67,000	$10,200	$(25,860)
(Income) loss from subsidiaries (Note A)	(75,009)	(16,552)	17,770
Gain on sale of discontinued real estate operations (Note A)	(1,154)
Increase (decrease) in income taxes payable	1,163	1,388	(3,649)
Other	258	(149)	(2,200)

Net cash used in operating activities	(7,742)	(5,113)	(13,939)

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ZENITH NATIONAL INSURANCE CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION

        The accompanying condensed financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes thereto of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith"). Certain prior year numbers have been reclassified to conform to the current year presentation.

A.    Investment In Subsidiaries

          Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); ZNAT Insurance Company; Zenith Star Insurance Company; Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada corporation ("Perma-Bilt")); and Zenith National Insurance Capital Trust I (the "Trust"). These investments are included in the accompanying financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2003 and 2002 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

          Through October 8, 2002, Zenith National was engaged in real estate operations through Perma-Bilt. Zenith National funded the land acquisitions of its real estate operations through intercompany loans to Perma-Bilt. On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax. Zenith National's equity in the income (loss) of its subsidiaries includes $2.9 million and $3.7 million in 2002 and 2001, respectively, of after-tax income related to the discontinued real estate operations of Perma-Bilt. In addition to the consideration received in October 2002, the Agreement entitles Zenith National to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. In the fourth quarter of 2003, Zenith National received a payment of $1.8 million before tax ($1.2 million after tax) for the twelve months ended September 30, 2003 under the earn-out provision which is recorded as gain on sale of real estate operations. We are currently unable to estimate the amount, if any, of payments we might receive under this earn-out provision for the remaining two years, although in 2004 we expect a lower payment than in 2003 due to a shortage of available land inventory for part of the year.

          Zenith National files a consolidated income tax return. Zenith National's equity in the income (loss) of its subsidiaries is net of a provision for income tax expense of $40.2 million and $8.0 million for the years ended December 31, 2003 and 2002, respectively, and income tax benefit of $9.9 million in 2001. Zenith National has a tax allocation agreement with its subsidiaries and the 2003, 2002 and 2001 condensed financial information reflects Zenith National's portion of the consolidated tax.

B.    Redemption of Senior Notes Payable

          On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the principal of its 9% Senior Notes due May 1, 2002 (the "9% Notes"). In 2001, Zenith National paid $1.3 million to repurchase $1.3 million aggregate principal amount of the outstanding 9% Notes. Zenith National used its available cash balances to fund these purchases.

C.    Convertible Senior Notes Payable

          On March 21, 2003, Zenith National issued $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") in a private placement, from which Zenith National received net proceeds of $120.0 million. The Convertible Notes are general unsecured obligations of Zenith National and rank equally with Zenith's other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, Zenith National will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008, if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

          Each $1,000 principal amount of the Convertible Notes is convertible at each holder's option into 40 shares of Zenith's common stock, par value $1.00 per share, (subject to adjustment as provided in the Indenture dated March 21, 2003, by and between Zenith National and Wells Fargo Bank Minnesota, N.A., as Trustee (the "Indenture")) only if: (i) during any fiscal quarter (beginning with the third quarter of 2003) the sale price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day; (ii) after the 30th day following the initial issuance of the Convertible Notes, the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn; (iii) Zenith has called the Convertible Notes for redemption; or (iv) certain corporate events have occurred. The initial conversion rate of 40 shares for each $1,000 principal amount of Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith National's common stock. The sale price of Zenith National's common stock exceeded the conversion price of $25.00 per share at December 31, 2003 by 120% for 20 trading days during the last 30 trading days of the fourth quarter of 2003. As a result of this event, each holder of the notes will have the right to convert their Convertible Notes into Zenith's common stock at a conversion rate of 40 shares per $1,000 principal amount of Convertible Notes during the period beginning on January 1, 2004 and ending on March 31, 2004 (maximum number of shares that could be required to be issued is 5.0 million). Whether the Convertible Notes will be convertible after March 31, 2004 will depend upon the occurrence of the events specified in the Indenture, including the sale price of Zenith National's common stock.

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

          On July 18, 2003, Zenith filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") with respect to the resale of the Convertible Notes and the shares of its common stock issuable upon conversion of the Convertible Notes. The shelf registration statement was declared effective by the SEC on August 7, 2003.

          Issue costs and discount of $5.0 million are being amortized using the effective interest method over the time from issuance to March 30, 2010. During the year ended December 31, 2003, $6.0 million of interest, issue costs and discount were expensed.

          An affiliate of Fairfax Financial Holdings Limited, a Toronto based financial services holding company ("Fairfax"), purchased $30.0 million aggregate principal amount of the Convertible Notes. Interest incurred and paid on the $30.0 million of Convertible Notes in 2003 were $1.3 million and $0.9 million, respectively. Companies controlled by Fairfax owned 41% of the outstanding shares of Zenith National common stock at December 31, 2003 (without giving effect to the shares issuable upon conversion of the Convertible Notes). Notwithstanding the 41% ownership of the shares of Zenith National, in separate filings with the departments of insurance in California, Texas and New York, Fairfax has disclaimed control of Zenith National. Fairfax has also granted a proxy covering all of its shares of Zenith National to an individual trustee with instructions to vote the shares in proportion to the voting of all other Zenith National stockholders, subject to limited exceptions. Fairfax and Zenith have no common directors, management, employees or business infrastructure.

D.    Subordinated Debentures

          At December 31, 2003 and 2002, Zenith National had $77.3 million aggregate principal amount of 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures") outstanding, all of which were held by the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith National for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith National at the then present value of the remaining scheduled payments of principal and interest. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each of the years ended December 31, 2003, 2002 and 2001, $6.7 million of interest and issue costs were expensed. The Subordinated Debentures are subordinated to all other indebtedness of Zenith National.

          The aggregate maturities for all Zenith National's long-term borrowings for each of the five years after December 31, 2003 were as follows:

Maturing in: (Dollars in thousands)	Subordinated Debentures	Convertible Notes	Total

2004		$125,000	$125,000
2005
2006
2007
2008
Thereafter	$77,320		77,320

Total	$77,320	$125,000	$202,320

          The maturity of the outstanding Convertible Notes is presented as being due in 2004 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the first quarter of 2004. Whether the notes will be convertible after March 31, 2004 will depend upon the occurrence of events specified in the Indenture, including the sale price of our common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

E.    Bank Lines of Credit

          At December 31, 2003, Zenith National had two unsecured lines of credit in the aggregate amount of $50.0 million, all of which was available. One of these lines of credit, in the amount of

  $20.0 million, is a one-year revolving line of credit with a bank, expiring August 1, 2004. Interest is payable at the bank's prime rate on any borrowings under the line, and the agreement does not subject Zenith to any financial covenants. The other line of credit originally was a $50.0 million revolving credit agreement with a bank effective September 30, 2002 that consisted of the following: (a) Tranche A for up to $20.0 million; and (b) Tranche B for up to $30.0 million. The Tranche A commitment expired September 29, 2003 and was not renewed by Zenith National. Any loans under Tranche B would be due September 30, 2005. Interest is payable on outstanding loans at either the bank's prime rate or a rate based on Eurodollar deposit rates plus a specified margin depending on Zenith's credit rating. This credit agreement, as amended, contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. We were in compliance with all of these covenants at December 31, 2003.

          In January 2003, we borrowed $45.0 million under our two bank lines of credit to make a capital contribution to Zenith Insurance. All of the borrowing was repaid out of the net proceeds from the issuance of the Convertible Notes on March 21, 2003. In 2002, we borrowed $25.0 million to make a capital contribution to Zenith Insurance and repaid the borrowing from the proceeds of the sale of the real estate business. There were no outstanding borrowings under the two bank lines of credit at December 31, 2003 and 2002.

          We currently do not anticipate any need to draw on our bank lines of credit because, as a result of the issuance of the Convertible Notes, Zenith National's current cash and available invested assets are sufficient for any foreseeable requirements at this time.

F.    Common Stock

          On December 5, 2001, Zenith National sold one million shares of its common stock, par value $1.00 per share, in a private placement for $25.00 per share to Odyssey Reinsurance Corporation, a subsidiary of Fairfax.

G.    Accumulated Other Comprehensive Income

          Other comprehensive income is comprised of changes in unrealized appreciation on investments and changes in foreign currency translation adjustments. The following table summarizes the components of accumulated other comprehensive income:

December 31, (Dollars in thousands)	2003	2002

Net unrealized appreciation on investments, before tax	$44,217	$26,769
Deferred tax expense	15,476	9,369

Net unrealized appreciation on investments, net of tax	$28,741	$17,400

Foreign currency translation adjustment, before tax	$4,739	$(3)
Deferred tax expense (benefit)	1,659	(1)

Foreign currency translation adjustment, net of tax	$3,080	$(2)

Total accumulated other comprehensive income:	$31,821	$17,398

H.    Commitments and Contingent Liabilities

  Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

          At December 31, 2003 and 2002, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

          In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at December 31, 2003 and 2002. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

  Contingencies Surrounding State Guarantee Fund Assessments

          State guarantee funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company's liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at December 31, 2003.

          Zenith recorded an estimate of $6.9 million (net of expected recoveries of $2.1 million recoverable before the end of 2004) for its expected liability at December 31, 2003 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at December 31, 2003. The estimated expense for Guarantee Fund assessments was $3.4 million in 2003 compared to $4.1 million in 2002 and $3.5 million in 2001. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and

  the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

  Contingencies Surrounding the Recoverability of the Special Disability Trust Fund Receivable

          The Florida Special Disability Trust Fund ("SDTF") is a fund established to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $8.9 million, net of amounts due to reinsurers, at December 31, 2003. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect substantial recoveries for second injury claims from the SDTF and although the SDTF is currently about 36 to 42 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

  Litigation

          Zenith National and its subsidiaries are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Premiums Written
(Dollars in thousands)
Years Ended December 31, 2003
Property and Casualty:
Workers' Compensation	$10,311	$856,316	$92,444		$712,796		$497,991	$97,142	$85,918	$734,152
Reinsurance	1,611	134,561	9,182		61,003		39,931	10,650	860	51,176

	11,922	990,877	101,626		773,799		537,922	107,792	86,778	785,328
Reinsurance ceded		229,872	9,624
Investment						$56,103
Parent									5,344

Total	$11,922	$1,220,749	$111,250		$773,799	$56,103	$537,922	$107,792	$92,122	$785,328

2002
Property and Casualty:
Workers' Compensation	$9,367	$695,179	$71,089		$503,859		$386,694	$81,807	$76,203	$517,104
Reinsurance	4,007	130,690	19,008		53,196		34,434	10,395	723	58,786

	13,374	825,869	90,097		557,055		421,128	92,202	76,926	575,890
Reinsurance ceded		215,663	7,290
Investment						$48,811
Parent									5,135

Total	$13,374	$1,041,532	$97,387		$557,055	$48,811	$421,128	$92,202	$82,061	$575,890

2001
Property and Casualty:
Workers' Compensation					$415,848		$330,373	$79,137	$62,689	$423,763
Reinsurance					61,028		83,560	8,686	700	65,551

					476,876		413,933	87,823	63,389	489,314
Reinsurance ceded
Investment						$51,178
Parent									3,826

Total					$476,876	$51,178	$413,933	$87,823	$67,215	$489,314

SCHEDULE IV — REINSURANCE
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years Ended December 31,
2003
Premiums earned	$815,446	$112,331	$70,684	$773,799	9.1%
2002
Premiums earned	555,023	57,739	59,771	557,055	10.7
2001
Premiums earned	427,331	14,430	63,975	476,876	13.4

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

		Column C
Column A	Column B	Additions		Column D	Column E
(Dollars in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Years Ended December 31,
2003
Allowance for uncollectible premiums	$2,300	$5,141		$6,863	$578
Provision for uncollectible reinsurance recoverable	3,000				3,000
2002
Allowance for uncollectible premiums	7,704	3,077		8,481	2,300
Provision for uncollectible reinsurance recoverable	3,000				3,000
2001
Allowance for uncollectible premiums	7,596	4,189		4,081	7,704
Provision for uncollectible reinsurance recoverable		3,000			3,000

(1)
Deductions represent amounts determined to be uncollectible and written-off.

SCHEDULE VI-SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES AND ITS PROPORTIONATE SHARE OF EQUITY INVESTEE —

ADVENT CAPITAL (HOLDINGS) PLC

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Claims and claim adjustment expenses incurred related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense
		Reserves for Unpaid Claims and Claim Adjustment Expenses
	Deferred Policy Acquisition Costs		Discount, if any, Deducted in Column C
				Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Premiums Written
(Dollars in thousands)
Years ended December 31, 2003
(a) Zenith National Insurance Corp. and Subsidiaries
	$11,922	$990,877		$101,626	$773,799	$56,103	$523,707	$14,215	$107,792	$372,914	$785,328
Reinsurance ceded		229,872		9,624

Total	$11,922	$1,220,749		$111,250	$773,799	$56,103	$523,707	$14,215	$107,792	$372,914	$785,328

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC(2)
	$2,721	$60,815		$15,485	$35,300	$1,401	$17,870	$879	$7,809	$17,285	$28,297
Reinsurance ceded		179,678		2,473

Total	$2,721	$240,493		$17,958	$35,300	$1,401	$17,870	$879	$7,809	$17,285	$28,297

2002
(a) Zenith National Insurance Corp. and Subsidiaries
	$13,374	$825,869		$90,097	$557,055	$48,811	$391,960	$29,168	$92,202	$337,937	$575,890
Reinsurance ceded		215,663		7,290

Total	$13,374	$1,041,532		$97,387	$557,055	$48,811	$391,960	$29,168	$92,202	$337,937	$575,890

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC(2)
	$7,055	$43,934		$40,885	$19,132	$1,280	$7,342	$6,975	$3,758	$8,995	$17,077
Reinsurance ceded		179,987		4,058

Total	7,055	$223,921		$44,943	$19,132	$1,280	$7,342	$6,975	$3,758	$8,995	$17,077

2001(1)
(a) Zenith National Insurance Corp. and Subsidiaries
					$476,876	$51,178	$409,586	$4,347	$87,823	$305,427	$489,314
Reinsurance ceded

Total					$476,876	$51,178	$409,586	$4,347	$87,823	$305,427	$489,314

(1)    Information is not required for 50%-or-less-owned equity investee for 2001, as Zenith's share of Advent Capital's ending reserves at December 31, 2001 is less than 5% of total reserves otherwise required to be reported in this schedule.

(2)    Zenith accounts for its investment in Advent Capital on a one quarter lag. Therefore, information in (c) above is presented as of and for the twelve months ended September 30, 2003 and 2002, respectively.

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
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CONSENT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES
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
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. BALANCE SHEET
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. STATEMENT OF OPERATIONS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. STATEMENT OF CASH FLOWS
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT ZENITH NATIONAL INSURANCE CORP. NOTES TO CONDENSED FINANCIAL INFORMATION
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE VI-SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES AND ITS PROPORTIONATE SHARE OF EQUITY INVESTEE — ADVENT CAPITAL (HOLDINGS) PLC