Form 10-Q
period 2004-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2004-04-28
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

        At April 26, 2004, there were 19,143,000 shares of Zenith National common stock outstanding, net of 7,139,000 shares of treasury stock.

PART l
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Dollars and shares in thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $119,980 in 2004 and $124,778 in 2003)	$117,164	$122,966
At fair value (amortized cost $944,185 in 2004 and $930,876 in 2003)	985,426	956,584
Equity securities, at fair value (cost $69,887 in 2004 and $44,452 in 2003)	92,852	62,961
Mortgage loans (at unpaid principal balance)	42,220	39,123
Short-term investments (at cost or amortized cost, which approximates fair value)	343,693	285,760
Investment in Advent Capital (Holdings) PLC	28,616	25,188
Other investments	34,899	37,912

Total investments	1,644,870	1,530,494
Cash	11,159	8,006
Accrued investment income	14,856	13,119
Premiums receivable, less bad debt allowance of $836 in 2004 and $578 in 2003	79,594	70,044
Receivable from reinsurers and state trust funds for paid and unpaid losses and prepaid reinsurance premiums	278,319	269,530
Deferred policy acquisition costs	14,844	11,922
Deferred tax asset	25,205	28,022
Goodwill	20,985	20,985
Other assets	70,087	71,582

Total assets	$2,159,919	$2,023,704

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$1,285,791	$1,220,749
Unearned premiums	146,288	111,250
Policyholders' dividends accrued	3,380	3,033
Convertible senior notes payable, less unamortized issue costs of $4,415 in 2004 and $4,564 in 2003	120,580	120,436
Redeemable securities, less unamortized issue costs of $1,074 in 2004 and $1,231 in 2003	57,926	65,769
Current income tax payable	22,006	14,062
Other liabilities	101,937	105,159

Total liabilities	1,737,908	1,640,458

Commitments and contingent liabilities (see Note 6)
Stockholders' equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2004 and 2003
Common stock, $1 par, 50,000 shares authorized; issued 26,277 in 2004 and 25,928 in 2003, outstanding 19,138 in 2004 and 18,910 in 2003	26,277	25,928
Additional paid-in capital	309,988	300,448
Retained earnings	176,974	157,191
Accumulated other comprehensive income	45,662	31,821

	558,901	515,388
Treasury stock, at cost (7,139 shares in 2004 and 7,018 shares in 2003)	(136,890)	(132,142)

Total stockholders' equity	422,011	383,246

Total liabilities and stockholders' equity	$2,159,919	$2,023,704

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2004	2003
Revenues:
Premiums earned	$224,713	$173,404
Net investment income	14,875	12,567
Realized gains on investments	3,809	716

Total revenues	243,397	186,687
Expenses:
Loss and loss adjustment expenses incurred	150,270	121,661
Policy acquisition costs	28,972	26,363
Underwriting and other operating expenses	24,265	20,501
Policyholders' dividends	957	169
Interest expense	3,184	1,981

Total expenses	207,648	170,675
Income before tax and equity in earnings of investee	35,749	16,012
Income tax expense	12,349	5,670

Income after tax and before equity in earnings of investee	23,400	10,342
Equity in earnings of investee, net of income tax expense of $915 in 2004 and $732 in 2003	1,700	1,358

Net income	$25,100	$11,700

Net income per common share:
Basic	$1.32	$0.62
Diluted	1.09	0.62
Disclosure regarding comprehensive income:
Net income	$25,100	$11,700
Net change in unrealized appreciation on investments	12,993	1,620
Change in foreign currency translation adjustment	848	(357)

Comprehensive income	$38,941	$12,963

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)
	2004	2003
Cash flows from operating activities:
Premiums collected	$281,454	$204,841
Investment income received	14,233	10,196
Loss and loss adjustment expenses paid	(88,933)	(87,280)
Underwriting and other operating expenses paid	(89,599)	(74,080)
Interest paid	(6,620)	(3,235)
Income taxes paid	(8,006)	(2)

Net cash provided by operating activities	102,529	50,440

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity		(14,979)
Fixed maturity securities available-for-sale	(581,587)	(383,927)
Equity securities available-for-sale	(48,685)	(7,855)
Other investments	(3,787)	(1,840)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	5,715	6,227
Fixed maturity securities available-for-sale	22,728	12,432
Other investments	4,049	1,825
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	546,194	177,557
Equity securities available-for-sale	25,751	6,688
Other investments	112	440
Net (increase) decrease in short-term investments	(57,970)	42,927
Capital expenditures and other, net	(2,733)	(2,807)

Net cash used in investing activities	(90,213)	(163,312)

Cash flows from financing activities:
Net proceeds from issuance of convertible senior notes		120,136
Repurchase of redeemable securities	(7,600)
Cash advanced from bank lines of credit		46,500
Cash repaid on bank lines of credit		(46,500)
Cash dividends paid to common stockholders	(4,733)	(4,691)
Proceeds from exercise of stock options	3,170

Net cash (used in) provided by financing activities	(9,163)	115,445

Net increase in cash	3,153	2,573
Cash at beginning of period	8,006	17,452

Cash at end of period	$11,159	$20,025

continued

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)
	2004	2003
Reconciliation of net income to net cash flows from operating activities:
Net income	$25,100	$11,700
Adjustments to reconcile net income to net cash flows from operating activities:
Net depreciation, amortization and accretion	3,104	1,899
Realized gains on investments	(3,809)	(716)
Equity in earnings of investee	(1,700)	(1,358)
(Increase) decrease in:
Accrued investment income	(1,737)	(2,820)
Premiums receivable	(12,560)	(10,226)
Receivable from reinsurers and state trust funds on paid and unpaid losses and prepaid reinsurance premiums	(8,900)	1,123
Deferred policy acquisition costs	(2,922)	(2,204)
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	65,042	32,524
Unearned premiums	35,038	17,296
Net federal income tax payable	4,343	5,668
Other	1,530	(2,446)

Net cash provided by operating activities	$102,529	$50,440

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the property and casualty insurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2003. Certain items, including certain operating expenses and related items of cash flow, in the prior period have been reclassified to conform to the 2004 presentation (see Note 7). Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in these statements.

Note 2. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)
		2004	2003
(A)	Net income	$25,100	$11,700

(B)	Interest expense on the Convertible Notes, net of tax	$1,265

(C)	Weighted average outstanding shares during the period	19,014	18,768
	Additional common shares issuable under employee stock option plans using the treasury stock method	262	10
	Common shares issuable upon conversion of the Convertible Notes	5,000

(D)	Weighted average number of common shares outstanding assuming exercise of stock options and conversion of Convertible Notes in 2004	24,276	18,778

	Net income per common share—
(A)/(C)	Basic	$1.32	$0.62
((A)+(B))/(D)	Diluted	1.09	0.62
	Dividends declared per common share	$0.28	$0.25

        Holders of our 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") had the right to convert their notes into Zenith's common stock during the first quarter of 2004 because the contingent conversion condition related to our stock price was first met in the fourth quarter of 2003. Diluted average outstanding shares in the first quarter of 2004 includes an additional 5.0 million shares relating to all Convertible Notes that could have been converted during the period. After tax interest expense related to the Convertible Notes of $1.3 million for the first quarter of 2004 is added back to net income in computing diluted earnings per share.

        Diluted net income per share in the first quarter of 2003 is not comparable because the average shares outstanding for the period does not include such additional shares. If the Convertible Notes had been convertible in the first quarter of 2003, an additional 5.0 million shares would have been included in diluted shares outstanding, and diluted net income per share would have been $0.50. After tax interest expense of $0.1 million would have been added back to net income in the first quarter of 2003 to compute pro forma diluted earnings per share.

Note 3. Outstanding Debt

        In March 2004, Zenith National repurchased $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all of the voting securities of which are owned by Zenith National ("Redeemable Securities"), which resulted in a gain of $0.3 million before tax ($0.2 million after tax) in 2004. The gain has been recorded as a reduction of interest expense in the first quarter of 2004. Zenith National used its available cash balances to fund these purchases.

        The aggregate maturities for all of Zenith's long-term borrowings for each of the five years after December 31, 2003 are as follows:

Maturing in: (Dollars in thousands)	Redeemable Securities	Convertible Notes	Total
2004		$124,995	$124,995
2005
2006
2007
2008
Thereafter	$59,000		59,000

Total	$59,000	$124,995	$183,995

        In March 2004, $5,000 aggregate principal amount of Convertible Notes were converted into 200 shares of Zenith National Common Stock, par value $1.00 per share, at the election of certain holders thereof.

        The maturity of the outstanding Convertible Notes is presented as being due in 2004 because the holders of our Convertible Notes currently have the right to convert their notes into our common stock during the second quarter of 2004 as a result of the triggering of the contingent conversion condition relative to our stock price at the end of the first quarter of 2004. Whether the notes will be convertible after June 30, 2004 will depend upon the occurrence of events specified in the indenture governing the Convertible Notes, including the sale price of our common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

Note 4. Accounting for Employee Stock Options

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

        The effect of the change in accounting principle and the pro forma effect of all stock options accounted for under the intrinsic value method for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2004	2003
Net income as reported	$25,100	$11,700
Stock-based employee compensation expense included in reported net income, net of federal income tax benefit	10	10
Total stock-based employee compensation expense determined under fair value method for all awards, net of federal income tax benefit	(62)	(80)

Pro forma net income	$25,048	$11,630

Net income per share—basic
Net income per share as reported	$1.32	$0.62
Net income per share—pro forma	1.32	0.62
Net income per share—diluted
Net income per share as reported	1.09	0.62
Net income per share—pro forma	1.08	0.62

Note 5. Segment Information

        Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Investments	Parent	Total
For the Three Months Ended March 31, 2004
Revenues:
Premiums earned	$213,186	$11,527			$224,713
Net investment income			$14,875		14,875
Realized gains on investments			3,809		3,809

Total revenues	213,186	11,527	18,684		243,397

Interest expense				$(3,184)	(3,184)

Income (loss) before tax and equity in earnings of investee	19,804	2,039	18,684	(4,778)	35,749
Income tax expense (benefit)	7,212	714	6,096	(1,673)	12,349

Income (loss) after tax and before equity in earnings of investee	12,592	1,325	12,588	(3,105)	23,400
Equity in earnings of investee, net of tax expense of $915			1,700		1,700

Net income (loss)	$12,592	$1,325	$14,288	$(3,105)	$25,100

Combined ratios	90.7%	82.3%			90.3%

As of March 31, 2004
Total assets	$466,075	$41,131	$1,646,298	$6,415	$2,159,919

For the Three Months Ended March 31, 2003
Revenues:
Premiums earned	$156,024	$17,380			$173,404
Net investment income			$12,567		12,567
Realized gains on investments			716		716

Total revenues	156,024	17,380	13,283		186,687

Interest expense				$(1,981)	(1,981)

Income (loss) before tax and equity in earnings of investee	3,833	2,396	13,283	(3,500)	16,012
Income tax expense (benefit)	1,602	839	4,455	(1,226)	5,670

Income (loss) after tax and before equity in earnings of investee	2,231	1,557	8,828	(2,274)	10,342
Equity in earnings of investee, net of tax expense of $732			1,358		1,358

Net income (loss)	$2,231	$1,557	$10,186	$(2,274)	$11,700

Combined ratios	97.5%	86.2%			96.4%

As of March 31, 2003
Total assets	$442,809	$49,153	$1,297,012	$4,435	$1,793,409

Note 6. Contingent Liabilities

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        At March 31, 2004 and December 31, 2003, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

        In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at March 31, 2004 and December 31, 2003. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

        State guarantee funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company's liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at March 31, 2004.

        Zenith recorded an estimate of $5.3 million (net of expected recoveries of $2.3 million recoverable before the end of 2004) for its expected liability at March 31, 2004 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at March 31, 2004. The estimated expense for Guarantee Fund assessments was $1.2 million in the first quarter of 2004 and 2003. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        The Florida Special Disability Trust Fund ("SDTF") is a fund established to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $6.8 million, net of amounts due to reinsurers, at March 31, 2004. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect substantial recoveries for second injury claims from the SDTF and although the SDTF is currently about 36 to 42 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

Litigation

        Zenith National and its subsidiaries are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

Note 7. Reclassification of Operating Expenses

        For the purpose of financial reporting under both GAAP and statutory accounting, we identify our operating expenses among four broad categories of expense—loss adjustment expenses; policy acquisition expenses; investments expenses; and underwriting and other operating expenses. In the second quarter of 2003, the California Department of Insurance ("DOI") concluded its financial examination of our insurance subsidiaries, Zenith Insurance Company and ZNAT Insurance Company, and recommended that we review our allocation methodology for allocating expenses in determining which expenses should be included among these categories. This was the only recommendation resulting from the DOI's financial examination. In the second quarter of 2003, we re-assessed the allocation of certain of our general operating expenses to determine whether these expenses should be classified as relating to claims and loss adjustment or whether they should be classified as other operating expenses. As a result, certain expenses that we had previously classified as related to claims and loss adjustment in our workers' compensation business are now classified as other operating expenses. We have reclassified expenses in the prior period presented to conform to this revised classification. The reclassification of these expenses had no effect on net income or the combined ratios for any period presented herein. The effect on the prior period presented is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2003
Effect on workers' compensation:
Decrease in loss and loss adjustment expenses incurred	$(5,225)
Increase in underwriting and other operating expenses	5,225

Net effect	$0

Effect on workers' compensation ratios:
Decrease in loss and loss adjustment expenses incurred	–3.3%
Increase in underwriting and other operating expenses	3.3%

Net effect on combined ratio	0%

Effect on total property and casualty ratios:
Decrease in loss and loss adjustment expenses incurred	–3.0%
Increase in underwriting and other operating expenses	3.0%

Net effect on combined ratio	0%

Note 8. Non-Cash Financing Activities

        In March 2004, a Zenith employee exercised his option to purchase from Zenith National 201,000 shares of Zenith National's common stock, par value $1.00 per share, at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $4.7 million. In lieu of cash payment, 121,015 shares of Zenith National's common stock valued at $4.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price.

        The exercise of the stock options had no net effect on consolidated stockholders' equity because the increase in treasury stock of $4.7 million for the shares tendered was offset by an increase in common stock of $0.2 million and an increase in additional paid-in capital of $4.5 million for the 201,000 shares issued.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and
Results of Operations

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

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as expect, anticipate, believe, estimate, or similar words that are used in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations ("MD&A"), in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (7) losses associated with any terrorist attacks that impact our workers' compensation business in excess of our reinsurance protection; and (8) other risks detailed herein and from time to time in Zenith's other reports and filings with the Securities and Exchange Commission.

Overview

        A summary of the recent performance of our business and our expectations about the trends was included under the "Overview" section of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2003. Following is an update:

1)
Revenues. Our workers' compensation premium revenues continued to increase in the first quarter of 2004 as a result of higher rates and additional policies. We do not forecast revenues or pursue revenue goals as an independent objective; however, the portion of the premium growth that has related to rate increases may change if further rate increases are not necessary in California due to reform legislation.

2)
Underwriting Income. Our workers' compensation underwriting income in the first quarter of 2004 showed continued improvement. We continue to focus on achieving a favorable combined ratio in our workers' compensation business, particularly in view of the very low level of interest rates.

3)
Loss Reserves. There was no adverse development of our loss reserve estimates during the first quarter of 2004.

4)
Investments and Investment Income. We increased our investment portfolio by about $100 million in the first quarter of 2004 as a result of favorable cash flow from insurance operations. We expect favorable cash flow to continue.

5)
Stockholders' Equity. We continued to build our stockholders' equity, which increased from $20.27 per share at December 31, 2003 to $22.05 per share at March 31, 2004.

        In California, our largest state of operations, a further round of workers' compensation reform legislation was enacted in April 2004. A description of the legislation starts on Page 16.

Results of Operations

Summary Results by Segment

        The comparative components of net income for the three months ended March 31, 2004 and 2003 are set forth in the following table. These components of net income are consistent with the business segments set forth in Note 5 to the Consolidated Financial Statements.

	Three Months Ended March 31,
(Dollars in thousands)
	2004	2003
Net investment income	$14,875	$12,567
Realized gains on investments	3,809	716

Subtotal	18,684	13,283
Underwriting income	21,843	6,229
Interest expense	(3,184)	(1,981)
Parent expense	(1,594)	(1,519)

Income before tax and equity in earnings of investee	35,749	16,012
Income tax expense	12,349	5,670

Income before equity in earnings of investee	23,400	10,342
Equity in earnings of investee after tax	1,700	1,358

Net income	$25,100	$11,700

        Results of the workers' compensation and reinsurance operations for the three months ended March 31, 2004 and 2003 are set forth in the table that follows:

	Three Months Ended March 31,
(Dollars in thousands)
	2004	2003
Net premiums earned:
Workers' compensation:
California	$145,053	$95,180
Outside California	68,133	60,844

Total workers' compensation	213,186	156,024
Reinsurance	11,527	17,380

Total	$224,713	$173,404

Underwriting income before tax:
Workers' compensation	$19,804	$3,833
Reinsurance	2,039	2,396

Total	$21,843	$6,229

Combined loss and expense ratios:
Workers' compensation:
Loss and loss adjustment expenses (1)	67.4%	70.3%
Underwriting and other operating expenses (1)	23.3%	27.2%

Combined ratio	90.7%	97.5%
Reinsurance:
Loss and loss adjustment expenses	56.3%	69.0%
Underwriting and other operating expenses	26.0%	17.2%

Combined ratio	82.3%	86.2%
Total:
Loss and loss adjustment expenses (1)	66.9%	70.2%
Underwriting and other operating expenses (1)	23.4%	26.2%

Combined ratio	90.3%	96.4%

(1)
Certain workers' compensation operating expenses have been reclassified in the prior period to conform to the current presentation (see Note 7 to the Consolidated Financial Statements).

Workers' Compensation Operations

        Rising costs in recent years have necessitated significant rate increases, particularly in California. Overall rate increases in 2003 were 35%, including 46% in California. Overall rate increases in the first quarter of 2004 were 16%, including 24% in California. Our workers' compensation net premiums earned increased in the three months ended March 31, 2004 compared to the corresponding period in 2003 as a result of increases in rates and policies in-force.

        Underwriting income and the combined ratio of our workers' compensation operation improved in the first quarter of 2004 compared to the corresponding period in 2003 as recent rate increases have exceeded the estimated increases in loss costs leading to a lower loss ratio and lower expense ratio in the first quarter of 2004, compared to the comparable period in 2003.

        Premiums and number of policies in-force in California and outside of California are set forth in the table below:

	California		Outside of California
(Dollars in millions)	Premiums in-force	Policies in-force	Premiums in-force	Policies in-force
March 31, 2004	$648.2	26,900	$288.0	15,300
December 31, 2003	587.9	25,900	277.8	15,600
March 31, 2003	418.2	23,700	271.2	16,500
December 31, 2002	350.2	22,600	259.2	16,900

        Although we have increased our workers' compensation premiums significantly in 2004 and 2003, we believe that the increases in premiums in-force are substantially higher than the increases in underlying exposure to covered employees at risk of injury. We also believe that payroll is our best indicator of exposure. We estimate that the underlying payroll associated with our policies in-force increased by smaller percentages than the increases in premiums during the same periods:

	Annual Increase in Insured Payroll
Policies in-force at March 31,	California Only	Total Company
2004	13%	10%
2003	25	20

        Net premiums earned in the three months ended March 31, 2004 and 2003 are net of $23.4 million and $17.2 million, respectively, of ceded earned premiums under a 10% quota share ceded reinsurance agreement with Odyssey America Reinsurance Corporation, a subsidiary of Fairfax Financial Holdings Limited ("Fairfax"), a Toronto based financial services holding company, effective January 1, 2002 on policies written on or after January 1, 2002.

California Workers' Compensation Reform Legislation

        In California, workers' compensation reform legislation was enacted in April 2004. This legislation is in addition to the reform legislation enacted in September 2003. The principal purpose of these recent legislative changes to the California workers' compensation system was to reduce costs and improve the fairness of the system. Some of the provisions of the legislation of April 2004 are as follows:

  •
  Utilization Review Guidelines. A presumption of correctness is to be afforded to the evidence-based medical utilization guidelines developed by the American College of Occupational and Environmental Medicine ("ACOEM").

  •
  Medical Control. Employers and insurers are authorized, beginning in 2005, to establish networks of medical providers within which injured workers are required to be treated. These networks would be established under standards that provide for the adequacy of the number and types of physicians. All care provided by the network must be consistent with the ACOEM treatment utilization schedule. An independent medical review would be allowed if the claimant disputes the treatment recommended in the network after obtaining the opinions of three network physicians.

  •
  Immediate Medical Treatment. Within one working day of filing a claim, a claimant must be afforded necessary treatment for up to $10,000 in medical fees. However, employers and insurers still have up to 90 days to investigate the compensability of a claim.

  •
  Apportionment. A methodology for apportioning disabilities between work-related and non-work related causes is created and employers will only be liable for the portion of permanent disability that is work-related.

  •
  Temporary Disability ("TD") Benefit Limits. TD benefits are not to exceed 104 weeks within 2 years of the first TD payment. Cases with certain specified injuries will be allowed up to 240 weeks of TD benefits within 5 years of the first TD payment.

  •
  Permanent Disability ("PD"). PD ratings are to be based on a new, objective disability rating schedule to be adopted by January 1, 2005 by the Administrative Director of Workers' Compensation. The new schedule will be based on the injured worker's future loss of earnings, rather than their ability to compete in the open labor market. PD benefits will be revised effective for injuries after the adoption of the new schedule to make available higher benefits to more severely injured workers and lower benefits to less severely injured workers.

  •
  Penalties. New rules for computing the amount of penalties for late-payment of benefits include a cap of $10,000 on the amount of the penalty.

  •
  Return-to-Work. Incentives are created to encourage employers to offer return-to-work programs.

  •
  Dispute Resolution. New medical-legal processes for resolving disputed medical issues are created.

  •
  Impact Study. The workers' compensation administrative director is to contract for and furnish a study of the impact of the 2003 and 2004 reform legislation on rates. The final study is to be delivered to the Governor, Insurance Commissioner, the President pro Tempore of the Senate, Speaker of the Assembly and the chairs of appropriate policy committees of the Legislature by January 1, 2006.

        We expect that the legislation will cause the trend of cost increases in California workers' compensation to change and trend lower over time. We are studying the legislation and available data to quantify the impact. The ultimate impact of all of the provisions of the legislation will take many years to determine. We will monitor appropriate data, information and estimates, and adjust our rates as the facts suggest.

Reinsurance Operations

        Underwriting income or loss and the combined ratio of the reinsurance operation fluctuate significantly depending upon the incidence or absence of large catastrophe losses. There were no major catastrophes that impacted the reinsurance treaties we have written in the three months ended March 31, 2004 and 2003, and results of the reinsurance operation were comparable between the periods.

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

Equity Investee—Advent Capital (Holdings) PLC

        Our share of Advent Capital (Holdings) PLC's ("Advent Capital") net income for the first quarter of 2004 includes $0.5 million for our share of non-recurring income recognized by Advent Capital.

Loss Reserves

        At March 31, 2004 and December 31, 2003, our loss reserves were as follows:

(Dollars in millions)	March 31, 2004	December 31, 2003
Workers' compensation:
Unpaid loss and loss adjustment expenses	$1,157	$1,086
Receivable from reinsurers and state trust funds for unpaid losses	240	230

Unpaid loss and loss adjustment expenses, net of reinsurance	$917	$856

Reinsurance:
Unpaid loss and loss adjustment expenses	$129	$135
Receivable from reinsurers for unpaid losses	—	—

Unpaid loss and loss adjustment expenses, net of reinsurance	$129	$135

Total:
Unpaid loss and loss adjustment expenses	$1,286	$1,221
Receivable from reinsurers and state trust funds for unpaid losses	240	230

Unpaid loss and loss adjustment expenses, net of reinsurance	$1,046	$991

        We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. At the end of every quarter, our actuaries perform a comprehensive review of our loss reserves and any changes in loss reserve estimates are reflected in our results of operations during the period in which the changes are made. Adverse development of previously estimated loss reserves results in a charge to our earnings and favorable development results in an increase in our earnings. At March 31, 2004, our estimate of losses for 2003 and prior periods was unchanged. In the first quarter of 2003, we increased our estimate of workers' compensation losses for prior years by about $7 million.

        For our workers' compensation loss reserve estimates, considerable judgment is required in estimating losses for recent accident years because the ultimate amount we will have to pay will not be known for many years. The principal uncertainty in our workers' compensation loss reserve estimates at this time is caused by the trend of increasing severity, or inflation. Severity is the average cost of a claim, which has increased consistently over recent years. We have observed this continuing inflationary trend in the amounts we have already paid out for claims in recent accident years, and we have assumed that our estimate of the ultimate cost of these claims, and, therefore, our loss reserve estimates, must reflect substantial rates of inflation.

        At March 31, 2004, the accident year paid loss inflation rates in our paid loss data and the implied accident year inflation rates in our selections of ultimate losses were as follows:

	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)
Accident year							Implied Inflation in Selected Ultimate Loss Estimate
	15	27	39	51	63	75
1998	7%	10%	9%	9%	10%	11%	13%
1999	12	14	15	15	15		16
2000	10	10	12	13			14
2001	15	16	15				19
2002	1	2					6
2003	5						21
2004							22

        We expect that California workers' compensation reform legislation that was enacted in September 2003 will cause the trend of cost increases in California to change and trend lower in the long-run. However, in the short-run, we do not have enough information to determine if the provisions of the legislation are having the intended impact and we have therefore incorporated substantial rates of inflation in our current loss reserve estimates. Estimates of the effect of the 2003 reform legislation published by the California Workers' Compensation Insurance Rating Bureau imply that our loss reserve estimates for 2003 and prior periods could be reduced by somewhere between $30 and $40 million. However, these estimates reflect judgments and assumptions about changes in behavior of the participants in the California workers' compensation system and are therefore uncertain. We have not reflected any benefit from the legislation in our loss reserve estimates as of March 31, 2004. If and when facts in California confirm the impact of the legislation, we will reflect the results in our loss reserve estimates.

        The second round of reform legislation that was enacted in April 2004 should also cause the trend of cost increases in California to change and trend lower in the long-run. However, because we have not yet quantified the impact of the legislation, we are unable to determine what impact, if any, the legislation will have on our loss reserve estimates.

        Different assumptions about the inflation rate would change our workers' compensation loss reserve estimates. If the average annual inflation rates for each of the accident years 2001 through 2004 were increased or decreased by 1 percentage point in each year, our loss reserve estimates at March 31, 2004 would increase or decrease by about $25 million.

Investments and Investment Income

        The investment portfolio increased during the first quarter of 2004 principally as a result of favorable cash flow from insurance operations.

        In the first quarter of 2004, the increase in the portfolio more than offset declining interest rates, resulting in an increase in investment income in the first quarter of 2004, compared to the corresponding period in 2003. The average yields on the investment portfolio in the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
	2004	2003
Before tax(1)	3.9%	4.3%
After tax	2.5%	2.8%

(1)
Reflects the pre-tax equivalent yield on tax-exempt securities.

        At March 31, 2004, our investment portfolio was comprised of 67% fixed maturity securities, 21% short-term investments, 6% equity securities and 6% other investments including mortgage loans and our investment in Advent Capital. At December 31, 2003, our investment portfolio was comprised of 71% fixed maturity securities, 19% short-term investments, 4% equity securities and 6% other investments including mortgage loans and our investment in Advent Capital. Fixed maturity securities include primarily corporate debt, U.S. Government securities, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association. Of the fixed maturity portfolio, including short-term investments, 96% were rated investment grade at March 31, 2004 compared to 97% at December 31, 2003. The average maturity of the fixed maturity portfolio, excluding short-term investments, was 7.8 years and 7.3 years at March 31, 2004 and December 31, 2003, respectively.

        Certain securities, amounting to 92% and 91% of the investments in fixed maturity securities and short-term investments at March 31, 2004 and December 31, 2003, respectively, are identified as available-for-sale. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders' equity increased by $10.1 million after deferred tax from December 31, 2003 to March 31, 2004 as a result of changes in the fair values of such fixed maturity investments.

        The unrealized net gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

		Available-for-Sale
(Dollars in thousands)	Held-to-Maturity Before Tax
		Before Tax	After Tax
March 31, 2004	$2,816	$41,241	$26,807
December 31, 2003	1,812	25,708	16,710

        We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible. However, when, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value as a charge to earnings in the form of a reduction of realized gains on investments. The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. The amount of any write-downs is determined by the difference between cost, or amortized cost, of the investment and its fair value at the time the other-than-temporary decline was identified.

        For the three months ended March 31, 2004 and 2003, write-downs reduced realized gains on investments as follows:

	Three Months Ended March 31,
(Dollars in thousands)
	2004	2003
Write-downs	$0	$2,600

        The write-downs in 2003 were principally attributable to the impairment of two limited partnership investments.

        We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value in the three months ended March 31, 2004 and 2003, and that our remaining unrealized losses are not other-than-temporary. We base this conclusion on our current knowledge of the issuers of these securities, and our presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for twelve years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

        Future earnings would be negatively impacted by any future write-downs of securities associated with other-than-temporary declines of their fair values. Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. Set forth below is information about unrealized gains and losses in our investment portfolio:

	Securities with
March 31, 2004 (Dollars in thousands)	Unrealized Losses	Unrealized Gains
Fixed maturity securities:
Fair value	$152,593	$952,813
Amortized cost	155,335	906,014
Gross unrealized (loss) gain	(2,742)	46,799
Fair value as a percentage of amortized cost	98.2%	105.2%
Number of security positions held	49	255
Number individually exceeding $0.5 million (loss) gain	0	18

Concentration of unrealized (losses) or gains by type or industry:
Municipal bonds	$(1,229)	$1,457
Machinery & equipment	(591)	2,126
Food and beverage	(270)	3,369
Utilities	(256)	582
Transportation	(101)	2,701
Insurance companies		9,889
Communications		3,333
Consumer goods		3,330
Other	(295)	20,012

Total	$(2,742)	$46,799

Fixed maturity securities:
Investment grade:
Fair value	$130,426	$915,546
Amortized cost	132,960	870,780
Fair value as a percentage of amortized cost	98.1%	105.1%
Non-investment grade:
Fair value	$22,167	$37,267
Amortized cost	22,375	35,234
Fair value as a percentage of amortized cost	99.1%	105.8%

Equity securities:
Fair value	$22,888	$69,964
Cost	23,824	46,063
Gross unrealized (loss) gain	(936)	23,901
Fair value as a percentage of cost	96.1%	151.9%
Number of security positions held	13	23
Number individually exceeding $0.5 million (loss) gain	0	2

        As of March 31, 2004, $22.0 million of the unrealized gain on equity securities is attributable to an investment in 1.0 million shares of common stock of Wynn Resorts, Limited with a cost basis of $13.0 million.

        The table that follows sets forth the maturities of fixed maturity securities at March 31, 2004, based on their fair values:

	Securities with
March 31, 2004 (Dollars in thousands)	Unrealized Losses	Unrealized Gains
Maturity categories:
1 year or less	$2,565	$43,861
After 1 year through 5 years	9,074	372,083
After 5 years through 10 years	92,644	409,135
After 10 years	48,310	127,734

	$152,593	$952,813

        The table below sets forth information about fixed maturity securities and equity securities with unrealized losses at March 31, 2004:

March 31, 2004 (Dollars in thousands)	Fair value	Unrealized loss	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Exceeding $0.1 million at 03/31/04 and for:
Less than 3 months (35 issues)	$104,654	$(1,040)	99.0%
6-12 months (12 issues)	47,417	(1,673)	96.6
Greater than 12 months (2 issues)	522	(29)	94.7

	$152,593	$(2,742)	98.2%

Equity securities with unrealized losses:
Exceeding $0.1 million at 03/31/04 and for:
Less than 3 months (13 issues)	$22,888	$(936)	96.1%

	$22,888	$(936)	96.1%

        The following is a summary of securities sold at a loss in the first quarter of 2004:

(Dollars in thousands)	Three Months Ended March 31, 2004
Fixed maturity securities:
Realized losses on sales	$(1,095)
Fair value at the date of sale	179,526
Number of securities sold	5
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(1,095)

Equity securities:
Realized losses on sales	$(112)
Fair value at the date of sale	1,931
Number of securities sold	3
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(112)

        At March 31, 2004, there were no investments in fixed maturity securities or equity securities with unrealized losses that individually exceeded $0.3 million. Those securities which we are holding in our portfolio with an unrealized loss were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

Liquidity and Capital Resources

        Zenith's insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At March 31, 2004 and December 31, 2003, cash and short-term investments in the insurance subsidiaries amounted to $323.8 million and $275.6 million, respectively.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses, and, from time to time, to make capital contributions to Zenith Insurance. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other investments in Zenith National were $58.6 million and $72.4 million at March 31, 2004 and December 31, 2003, respectively.

        In March 2004, Zenith National paid $7.6 million to repurchase $8.0 million aggregate liquidation amount of the outstanding Redeemable Securities. Zenith National used its available cash balances to fund these purchases.

        Zenith's Convertible Notes are convertible at each holder's option into shares of Zenith National's common stock, par value $1.00 per share ("Zenith common stock"), under certain circumstances including if the price of Zenith common stock reaches specified thresholds. The conversion rate of 40 shares (subject to adjustment) for each $1,000 principal amount of the Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith common stock. The Convertible Notes were convertible during the first quarter of 2004; and $5,000 aggregate principal amount was converted into 200 shares of Zenith common stock. The sale price of Zenith common stock exceeded the conversion price of $25.00 per share at March 31, 2004 by 120% for 20 of the last 30 trading days of the first quarter of 2004. As a result of this event, each holder of the Convertible Notes will have the right to convert their Convertible Notes into Zenith common stock at a conversion rate of 40 shares per $1,000 principal amount of Convertible Notes during the period beginning on April 1, 2004 and ending on June 30, 2004. The maximum number of shares that could be required to be issued upon conversion of all outstanding Convertible Notes is 5.0 million. Whether the Convertible Notes will be convertible after June 30, 2004 will depend upon the occurrence of the events specified in the indenture governing the Convertible Notes, including the sale price of Zenith common stock.

        Zenith National's insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends. In 2004, Zenith Insurance would be able to pay up to $70.9 million of dividends to Zenith National without the prior approval of the California Department of Insurance. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends. In a court ruling, a California statute that allowed a deduction for the dividends received from wholly-owned insurance companies in the determination of taxable income for the California Franchise Tax was held unconstitutional in certain circumstances. The consequences of the decision are unclear, but the California Franchise Tax Board ("FTB") has taken the position that the decision has caused the statute to be invalid for all purposes and will disallow in its entirety the deduction for dividends received from insurance subsidiaries. If sustained, such action by the FTB would have the effect of imposing a tax of approximately 6% (after the benefit of a federal tax deduction) on any dividends paid from Zenith Insurance to Zenith National. We are unable to predict the ultimate outcome of this matter, which depends upon the actions of the FTB, the prospects for appropriate legislative relief and various tax strategies that may be available to Zenith to alleviate the consequences of any actions by the FTB.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Zenith's accounting policies are described in the Notes to Consolidated Financial Statements in Zenith's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"). We believe that certain matters related to accounting policies and estimates in the areas of loss reserves, investments, deferred policy acquisition costs and deferred income taxes are particularly important to an understanding of Zenith's financial statements. These matters are discussed under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2003 Form 10-K.

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

        The table below sets forth the amounts of Zenith's contractual obligations, including interest payable, at March 31, 2004:

	Payments due by period
(Dollars in thousands)	Redeemable securities including interest	Convertible notes	Operating lease commitments	Total
Less than 1 year	$2,523	$124,995	$6,296	$133,814
1-3 years	10,090		9,102	19,192
3-5 years	10,090		4,949	15,039
More than 5 years	159,887		823	160,710

Total	$182,590	$124,995	$21,170	$328,755

        Our contractual obligations under the outstanding Redeemable Securities are comprised of $123.6 million of interest payments over the next 25 years and $59.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $125.0 million of principal that may be due in the second quarter of 2004 as a result of conversion because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the second quarter of 2004 as a result of the triggering of the contingent conversion condition relative to our stock price at the end of the first quarter of 2004. Whether the notes will be convertible after June 30, 2004 will depend upon the occurrence of events specified in the indenture governing the Convertible Notes, including the sale price of our common stock. If the Convertible Notes are not converted or redeemed prior to the scheduled maturity in 2023, the total interest obligation over the remaining term would be $136.6 million. In addition, Zenith may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

        Zenith's contingent liabilities are discussed in Note 6 to the Consolidated Financial Statements. Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed. We cannot currently predict the timing or the outcome of the contingencies surrounding reinsurance recoverable from Reliance Insurance Company or the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

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

        The table below provides information about Zenith's financial instruments for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include corporate bonds, municipal bonds, government bonds, redeemable preferred stock, and mortgage-backed securities. For Zenith's debt obligations, the table presents principal cash flows by expected maturity dates (including interest):

	Expected Maturity Date
(Dollars in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
As of March 31, 2004
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$31,978	$159,390	$70,183	$86,162	$62,114	$695,579	$1,105,406
Weighted average interest rate	2.0%	1.6%	2.3%	2.6%	3.9%	4.7%	3.8%
Short-term investments	$343,693						$343,693
Debt and interest obligations of Zenith:
Convertible Notes payable(1)	124,995						124,995
Redeemable securities	2,523	$5,045	$5,045	$5,045	$5,045	$159,887	182,590

As of December 31, 2003
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$90,711	$43,934	$195,209	$80,195	$59,669	$611,644	$1,081,362
Weighted average interest rate	1.7%	1.9%	2.6%	3.5%	3.9%	5.1%	4.1%
Short-term investments	$285,760						$285,760
Debt and interest obligations of Zenith:
Convertible Notes payable(1)	128,594						128,594
Redeemable securities	5,729	$5,729	$5,729	$5,729	$5,729	$181,580	210,225

(1)
The Convertible Notes are shown with an expected maturity date in 2004 because the holders have the right to convert their notes into our common stock during the second quarter of 2004 (See discussion of the Convertible Notes under "Liquidity and Capital Resources" and "Contractual Obligations and Contingent Liabilities" in this MD&A).

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

  (b)
  Changes in Internal Control over Financial Reporting.

    There have not been any changes in Zenith's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Zenith's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  (c)
  On March 30, 2004, Zenith National issued 200 shares of its common stock, par value $1 per share, upon conversion of $5,000 aggregate principal amount of Zenith National's 5.75% Convertible Senior Notes at the election of the holder thereof pursuant to the terms of the notes and the indenture governing the notes. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.

  (e)
  The following sets out the purchase made by Zenith National of its common stock during the quarter ended March 31, 2004:

	(a)		(b)		(c)	(d)
Period	Total Number of Shares (or Units Purchased)		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans Or Programs
01/01/04-01/31/04	—		—		—	929,019
02/01/04-02/29/04	—		—		—	929,019
03/01/04-03/31/04	121,015	(1)	$39.24	(1)	0	929,019

(1)
In March 2004, a Zenith employee exercised his option to purchase from Zenith National 201,000 shares of Zenith National's common stock, par value $1 per share, at an exercise price of $23.63 per share, resulting in an aggregate exercise price of $4.7 million. In lieu of cash payment, 121,015 shares of Zenith National's common stock valued at $4.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price.

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
10.1
Workers' Compensation Catastrophe Excess of Loss Reinsurance Contract, dated January 1, 2004, between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Aspen Insurance U.K. Limited, Ace Tempest Re U.S.A. Inc., Ace Tempest Reinsurance Limited, Allied World Assurance Company Limited, Arch Reinsurance Company, AXIS Specialty Limited, Endurance Specialty Insurance Limited, Everest Reinsurance Company, Folksamerica Reinsurance Company, Hannover Ruckversicherungs AG, IOA Re U.S., Liberty Mutual Insurance Company, Odyssey Reinsurance Company, Swiss Re Underwriting U.S., Transatlantic Reinsurance Company, XL Reinsurance America Inc. and various Lloyd's Underwriting Syndicates.
10.2
Workers' Compensation Terrorism Catastrophe Excess of Loss Reinsurance Contract, dated January 1, 2004, between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Aspen Insurance U.K. Limited, Ace Tempest Re U.S.A. Inc., Ace Tempest Reinsurance Limited, Arch Reinsurance Company, AXIS Specialty Limited, Swiss Re Underwriting U.S. and various Lloyd's Underwriting Syndicates.
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

  (b)
  Reports on Form 8-K

    Zenith filed a Current Report on Form 8-K dated February 6, 2004 in connection with the press release issued by Zenith on February 6, 2004 announcing results for the fourth quarter of 2003.

    Zenith filed a Current Report on Form 8-K dated February 12, 2004 in connection with the press release issued by Zenith on February 12, 2004 announcing the declaration of a quarterly dividend and an increase by 12% to $0.28 per share.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2004.

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
PART II OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
Signatures