Form 10-K/A
period 2003-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2004-07-21
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

[THEZENITH LOGO]

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

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2003 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2004 Annual Meeting of Stockholders — Part III.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends Items 1, 6, 7, and 8 and Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2003 to revise the presentation of certain measures of the results of our operations and to expand our disclosure about our loss reserves, liquidity and contractual obligations. The amendments to Items 1, 6, 7 and 8 are reflected as amendments to our 2003 Annual Report to Stockholders and attached, as revised, as Exhibit 13 to this Form 10-K/A since Items 1, 6, 7 and 8 incorporate by reference specific portions of our revised 2003 Annual Report to Stockholders. Specifically, (i) Item 1. "Business" is amended to reflect changes to our segment reporting, (ii) Item 6. "Selected Financial Data" is amended to present the components of net income and the combined ratios that relate to our Workers' Compensation and Reinsurance segments separately, (iii) Item 7. "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" is amended (a) under "Results of Operations" to revise the presentation of Results of Operations for the three years ended December 31, 2003 to include a separate presentation of the results of operations of our Workers' Compensation and Reinsurance segments, to add a description of our business segments and to remove references to the term "underwriting income (loss)"; (b) under "Loss Reserves" to expand our disclosure about the actuarial point estimate and the reasons for adverse loss development of our workers' compensation loss reserves in 2003 and 2002; (c) under "Liquidity and Capital Resources" to expand our disclosure about our asset and liability management; and (d) under "Contractual Obligations and Contingent Liabilities" to add the estimated payment schedule of our loss reserves and (iv) Item 8. "Financial Statements and Supplementary Expense Data" is amended to provide a description of the reporting measures of our business segments and a reconciliation of our segment results to our consolidated statement of operations in Note 22 "Segment Information" to Zenith's Consolidated Financial Statements.

        This report continues to speak as of the date of the original filing of our Annual Report on Form 10-K filed on March 5, 2004 and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report is subject to updating and supplementing as provided by our periodic reports filed with the Securities and Exchange Commission.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)   Documents filed as part of the report:

    1.
    Financial Statements:

      Report of Independent Registered Public Accounting Firm incorporated herein by reference from Zenith's 2003 Annual Report to Stockholders

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

          Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2003

          Consolidated Statement of Comprehensive Income for the three years ended December 31, 2003

          Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules:

      Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

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
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, dated July 21, 2004. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K/A.)
31.1	Certification of the CEO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of the CEO and CFO pursuant to 18 U.S.C. section 1350.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2004.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-107170 and 333-116516) and on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399, 333-79199, 333-62798, and 333-115902) of our report dated February 6, 2004 relating to the consolidated financial statements, which appears in the 2003 Annual Report to Stockholders of Zenith National Insurance Corp. (the "Company"), which is incorporated by reference in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003. We also consent to the incorporation by reference of our report dated February 6, 2004 relating to the financial statement schedules on pages F-3 through F-15, which appears in such Annual Report on Form 10-K/A.

PricewaterhouseCoopers LLP

Los Angeles, California
July 21, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 6, 2004 appearing in the 2003 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedules on pages F-3 through F-15 listed in Item 15(a)2 of this Form 10-K/A (Amendment No. 1). In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

EXPLANATORY NOTE
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
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
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