Form 10-Q/A
period 2004-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2004-07-21
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to revise the presentation of certain measures of the results of our operations and to expand our disclosure about our loss reserve estimates and contractual obligations. Specifically, (i) Item 1 "Financial Statements" is amended to provide a description of the reporting measures of our business segments and a reconciliation of our segment results to our consolidated statement of operations in Note 5 "Segment Information" and (ii) Item 2 "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" is amended (a) under "Results of Operations" to revise the presentation of Results of Operations for the three months ended March 31, 2004 and March 31, 2003 to include a separate presentation of the results of operations of our Workers' Compensation and Reinsurance segments, to add a description of our business segments and to remove references to the term "underwriting income (loss)"; (b) under "Loss Reserves" to expand our disclosure about the actuarial point estimate and the reasons for adverse loss development of our workers' compensation loss reserves in 2003; and (c) under "Contractual Obligations and Contingent Liabilities" to add the estimated payment schedule of our loss reserves.

        This report continues to speak as of the date of the original filing of our Quarterly Report on Form 10-Q filed on April 28, 2004 and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report is subject to updating and supplementing as provided by our periodic reports filed with the Securities and Exchange Commission.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the property and casualty insurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K/A for the year ended December 31, 2003. Certain items, including certain operating expenses and related items of cash flow, in the prior period have been reclassified to conform to the 2004 presentation (see Note 7). Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in these statements.

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

Note 5. Segment Information

        Our business is comprised of the following segments: Investments; Workers' Compensation; Reinsurance; and Parent. Income (loss) from operations of the Workers' Compensation and Reinsurance segments is determined solely by deducting from net premiums earned, net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred. The combined ratio is the sum of net incurred losses and loss adjustment expenses and underwriting and other operating expenses expressed as a percentage of net premiums earned. Results of the Investments segment include investment income and realized gains and losses on investments and we do not allocate investment income to our Workers' Compensation or Reinsurance segments. The results of the

Parent segment include interest expense and the general operating expenses of Zenith National. Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Investments	Parent	Total
For the Three Months Ended March 31, 2004
Revenues:
Premiums earned	$213,186	$11,527			$224,713
Net investment income			$14,875		14,875
Realized gains on investments			3,809		3,809

Total revenues	213,186	11,527	18,684		243,397

Interest expense				$(3,184)	(3,184)

Income (loss) before tax and equity in earnings of investee	19,804	2,039	18,684	(4,778)	35,749
Income tax expense (benefit)	7,212	714	6,096	(1,673)	12,349

Income (loss) after tax and before equity in earnings of investee	12,592	1,325	12,588	(3,105)	23,400
Equity in earnings of investee, net of tax expense of $915			1,700		1,700

Net income (loss)	$12,592	$1,325	$14,288	$(3,105)	$25,100

Combined ratios	90.7%	82.3%

As of March 31, 2004
Total assets	$466,075	$41,131	$1,646,298	$6,415	$2,159,919

For the Three Months Ended March 31, 2003
Revenues:
Premiums earned	$156,024	$17,380			$173,404
Net investment income			$12,567		12,567
Realized gains on investments			716		716

Total revenues	156,024	17,380	13,283		186,687

Interest expense				$(1,981)	(1,981)

Income (loss) before tax and equity in earnings of investee	3,833	2,396	13,283	(3,500)	16,012
Income tax expense (benefit)	1,602	839	4,455	(1,226)	5,670

Income (loss) after tax and before equity in earnings of investee	2,231	1,557	8,828	(2,274)	10,342
Equity in earnings of investee, net of tax expense of $732			1,358		1,358

Net income (loss)	$2,231	$1,557	$10,186	$(2,274)	$11,700

Combined ratios	97.5%	86.2%

As of March 31, 2003
Total assets	$442,809	$49,153	$1,297,012	$4,435	$1,793,409

        The following table is a reconciliation of our segment results to our Consolidated Statement of Operations:

	Three months ended March 31,
(Dollars in thousands)
	2004	2003
Income (loss) from operations of:
Workers' compensation	$19,804	$3,833
Reinsurance	2,039	2,396
Parent	(4,778)	(3,500)
Net investment income	14,875	12,567
Realized gains on investments	3,809	716

Income before tax and equity in earnings of investee	35,749	16,012
Income tax expense	12,349	5,670

Income before equity in earnings of investee	23,400	10,342
Equity in earnings (losses) of investee after tax	1,700	1,358

Net income	$25,100	$11,700

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

Overview

        A summary of the recent performance of our business and our expectations about the trends was included under the "Overview" section of MD&A in our Annual Report on Form 10-K/A for the year ended December 31, 2003. Following is an update:

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

2)
Income from Workers' Compensation Operation. Income from our workers' compensation operation in the first quarter of 2004 showed continued improvement. We continue to focus on achieving a favorable combined ratio in our workers' compensation business, particularly in view of the very low level of interest rates.

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

Results of Operations

Summary Results by Segment

        The comparative components of net income for the three months ended March 31, 2004 and 2003 are set forth in the following table. Our business is comprised of the following segments: Investments; Workers' Compensation; Reinsurance; and Parent. Results of the Investments segment include investment income and realized gains and losses on investments and we do not allocate investment income to our Workers' Compensation or Reinsurance segments. Income (loss) from operations of the Workers' Compensation and Reinsurance segments is determined solely by deducting from net premiums earned, net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred. The results of the Parent segment include interest expense and the general operating expenses of Zenith National.

	Three Months Ended March 31,
(Dollars in thousands)
	2004	2003
Net investment income	$14,875	$12,567
Realized gains on investments	3,809	716

Income from investment operations	18,684	13,283
Income (loss) from operations of:
Workers' compensation	19,804	3,833
Reinsurance	2,039	2,396
Parent	(4,778)	(3,500)

Income before tax and equity in earnings of investee	35,749	16,012
Income tax expense	12,349	5,670

Income before equity in earnings of investee	23,400	10,342
Equity in earnings of investee after tax	1,700	1,358

Net income	$25,100	$11,700

        Results of the workers' compensation and reinsurance operations for the three months ended March 31, 2004 and 2003 are set forth in the table that follows. The combined ratio is the sum of net incurred losses and loss adjustment expenses and underwriting and other operating expenses expressed as a percentage of net premiums earned.

	Three Months Ended March 31,
(Dollars in thousands)
	2004	2003
Net premiums earned:
Workers' compensation:
California	$145,053	$95,180
Outside California	68,133	60,844

Total workers' compensation	213,186	156,024
Reinsurance	11,527	17,380

Total	$224,713	$173,404

Income from operations before tax:
Workers' compensation	$19,804	$3,833
Reinsurance	$2,039	$2,396

Combined loss and expense ratios:
Workers' compensation:
Loss and loss adjustment expenses (1)	67.4%	70.3%
Underwriting and other operating expenses (1)	23.3%	27.2%

Combined ratio	90.7%	97.5%
Reinsurance:
Loss and loss adjustment expenses	56.3%	69.0%
Underwriting and other operating expenses	26.0%	17.2%

Combined ratio	82.3%	86.2%

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

        Income from operations and the combined ratio of our workers' compensation operation improved in the first quarter of 2004 compared to the corresponding period in 2003 as recent rate increases have exceeded the estimated increases in loss costs leading to a lower loss ratio and lower expense ratio in the first quarter of 2004, compared to the comparable period in 2003.

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

Reinsurance Operations

        Income or loss from operations and the combined ratio of the reinsurance operation fluctuate significantly depending upon the incidence or absence of large catastrophe losses. There were no major catastrophes that impacted the reinsurance treaties we have written in the three months ended March 31, 2004 and 2003, and results of the reinsurance operation were comparable between the periods.

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

        We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. At the end of every quarter, our actuaries perform a comprehensive review of our loss reserves and any changes in loss reserve estimates are reflected in our results of operations during the period in which the changes are made. Adverse development of previously estimated loss reserves results in a charge to our earnings and favorable development results in an increase in our earnings. At March 31, 2004, our estimate of losses for 2003 and prior periods was unchanged. In the first quarter of 2003, we increased our estimate of workers' compensation losses for prior years by about $7 million. The adverse loss reserve development during 2003 reflects approximately a 2% increase in the paid loss inflation rates for the 2000 and 2001 accident years in the first quarter of 2003.

        Our actuaries produce a point estimate using the results of various methods of estimation. However, these various methods do not produce separate point estimates. The point estimate is prepared as follows: Our actuaries prepare reserve estimates based upon paid loss patterns, incurred loss patterns and claim count methods for all accident years. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon an average of these methods. For the more recent accident years, our actuarial estimate is based on both the paid loss patterns and assumed rates of inflation. Since the number of claims is relatively certain, the inflation assumption is the key assumption in establishing loss reserve estimates for these years. Management establishes loss reserve estimates in the financial statements that provide for substantial rates of inflation and at March 31, 2004 the loss reserves, net of reinsurance ceded, recorded in the financial statements were $1,046.0 million compared to the actuarial point estimate of loss reserves, of $1,031.3 million. We believe that this difference is not significant in the context of the amounts being estimated, because the difference is less than the difference that a change of 1% in the assumed inflation rate would produce.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Zenith's accounting policies are described in the Notes to Consolidated Financial Statements in Zenith's Annual Report on Form 10-K/A for the year ended December 31, 2003 ("2003 Form 10-K/A"). We believe that certain matters related to accounting policies and estimates in the areas of loss reserves, investments, deferred policy acquisition costs and deferred income taxes are particularly important to an understanding of Zenith's financial statements. These matters are discussed under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2003 Form 10-K/A.

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

        The table below sets forth the amounts of Zenith's contractual obligations, including interest payable, at March 31, 2004:

	Payments due by period
(Dollars in thousands)	Redeemable securities including interest	Convertible notes	Operating lease commitments	Loss Reserves	Total
Less than 1 year	$2,523	$124,995	$6,296	$321,353	$455,167
1-3 years	10,090		9,102	368,530	387,722
3-5 years	10,090		4,949	178,582	193,621
More than 5 years	159,887		823	417,326	578,036

Total	$182,590	$124,995	$21,170	$1,285,791	$1,614,546

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

        Our loss reserves do not have contractual maturity dates. However, based on historical payment patterns, we have included an estimate of when we expect our loss reserves to be paid in the preceding table. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. We do not expect to have to sell securities or use our credit facilities to pay claims.

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

EXPLANATORY NOTE
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