Form 10-Q
period 2004-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2004-07-21
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

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

        At July 19, 2004, there were 19,278,000 shares of Zenith National common stock outstanding, net of 7,139,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2004

PART l
FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $118,049 in 2004 and $124,778 in 2003)	$118,703	$122,966
At fair value (amortized cost $993,796 in 2004 and $930,876 in 2003)	997,152	956,584
Equity securities, at fair value (cost $52,981 in 2004 and $44,452 in 2003)	78,831	62,961
Mortgage loans (at unpaid principal balances)	16,406	39,123
Short-term investments (at cost or amortized cost, which approximates fair value)	402,032	285,760
Investment in Advent Capital (Holdings) PLC	28,642	25,188
Other investments	33,460	37,912

Total investments	1,675,226	1,530,494
Cash	5,003	8,006
Accrued investment income	12,790	13,119
Premiums receivable, less bad debt allowance of $480 in 2004 and $578 in 2003	71,275	70,044
Receivable from reinsurers and state trust funds for paid and unpaid losses and prepaid reinsurance premiums	301,585	269,530
Deferred policy acquisition costs	15,266	11,922
Deferred tax assets	41,927	28,022
Goodwill	20,985	20,985
Other assets	69,133	71,582

Total assets	$2,213,190	$2,023,704

Liabilities:
Policy liabilities and accruals:
Unpaid loss and loss adjustment expenses	$1,354,198	$1,220,749
Unearned premiums	153,587	111,250
Policyholders' dividends accrued	4,190	3,033
Convertible senior notes payable, less unamortized issue costs of $4,263 in 2004 and $4,564 in 2003	120,732	120,436
Redeemable securities, less unamortized issue costs of $1,062 in 2004 and $1,231 in 2003	57,938	65,769
Current income tax payable	6,074	14,062
Other liabilities	95,979	105,159

Total liabilities	1,792,698	1,640,458

Commitments and contingent liabilities (Note 6)
Stockholders' equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2004 and 2003
Common stock, $1 par, 50,000 shares authorized; issued 26,417 in 2004 and 25,928 in 2003, outstanding 19,278 in 2004 and 18,910 in 2003	26,417	25,928
Additional paid-in capital	315,380	300,448
Retained earnings	196,353	157,191
Unearned compensation (Note 2)	(3,116)
Accumulated other comprehensive income	22,348	31,821

	557,382	515,388
Treasury stock, at cost (7,139 shares in 2004 and 7,018 shares in 2003)	(136,890)	(132,142)

Total stockholders' equity	420,492	383,246

Total liabilities and stockholders' equity	$2,213,190	$2,023,704

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)
	2004	2003	2004	2003
Revenues:
Premiums earned	$231,917	$185,457	$456,630	$358,861
Net investment income	14,041	14,366	28,916	26,933
Realized gains on investments	1,863	11,207	5,672	11,923

Total revenues	247,821	211,030	491,218	397,717
Expenses:
Loss and loss adjustment expenses incurred	151,079	132,277	301,349	253,938
Policy acquisition costs	29,231	25,900	58,203	52,263
Underwriting and other operating expenses	26,805	21,749	51,070	42,250
Policyholders' dividends	1,544	756	2,501	925
Interest expense	3,283	3,465	6,467	5,446

Total expenses	211,942	184,147	419,590	354,822
Income before tax and equity in earnings of investee	35,879	26,883	71,628	42,895
Income tax expense	12,145	9,271	24,494	14,941

Income after tax and before equity in earnings of investee	23,734	17,612	47,134	27,954
Equity in earnings of investee, net of income tax expense	1,066	788	2,766	2,146

Net income	$24,800	$18,400	$49,900	$30,100

Net income per common share:
Basic	$1.29	$0.98	$2.61	$1.60
Diluted	$1.06	$0.97	$2.15	$1.60
Disclosure regarding comprehensive income:
Net income	$24,800	$18,400	$49,900	$30,100
Net (decrease) increase in unrealized appreciation on investments	(22,729)	18,179	(9,736)	19,799
Change in foreign currency translation adjustment	(585)	1,126	263	769

Comprehensive income	$1,486	$37,705	$40,427	$50,668

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)
	2004	2003
Cash flows from operating activities:
Premiums collected	$564,415	$412,322
Investment income received	31,494	25,568
Loss and loss adjustment expenses paid	(197,629)	(176,851)
Underwriting and other operating expenses paid	(185,374)	(146,672)
Interest paid	(6,682)	(3,271)
Income taxes paid	(40,377)	(9,702)

Net cash provided by operating activities	165,847	101,394

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(9,834)	(39,420)
Fixed maturity securities available-for-sale	(707,320)	(643,030)
Equity securities available-for-sale	(58,332)	(32,927)
Other investments	(6,435)	(4,360)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	13,925	16,156
Fixed maturity securities available-for-sale	27,113	14,653
Other investments	33,590	8,992
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	618,047	440,750
Equity securities available-for-sale	52,824	26,353
Other investments	1,532	2,210
Net increase in short-term investments	(116,450)	(4,471)
Capital expenditures and other, net	(4,750)	(5,207)

Net cash used in investing activities	(156,090)	(220,301)

Cash flows from financing activities:
Repurchase of redeemable securities	(7,600)
Net proceeds from issuance of convertible senior notes		120,136
Cash advanced from bank lines of credit		46,500
Cash repaid on bank lines of credit		(46,500)
Cash dividends paid to common stockholders	(10,093)	(9,384)
Proceeds from exercise of stock options	4,933	417

Net cash (used in) provided by financing activities	(12,760)	111,169

Net decrease in cash	(3,003)	(7,738)
Cash at beginning of period	8,006	17,452

Cash at end of period	$5,003	$9,714

(continued)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)
	2004	2003
Reconciliation of net income to net cash flows provided by operating activities:
Net income	$49,900	$30,100
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net depreciation, amortization and accretion	6,398	4,063
Realized gains on investments	(5,672)	(11,923)
Equity in earnings of investee	(2,766)	(2,146)
(Increase) decrease in:
Accrued investment income	329	(2,246)
Premiums receivable	(4,376)	(15,827)
Receivable from reinsurers and state trust funds on paid and unpaid losses and prepaid reinsurance premiums	(33,410)	(25,766)
Deferred policy acquisition costs	(3,344)	(1,684)
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	133,449	102,710
Unearned premiums	42,337	18,360
Net federal income tax payable	(15,883)	5,239
Other	(1,115)	514

Net cash provided by operating activities	$165,847	$101,394

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2004	2003	2004	2003
Preferred stock, $1 par:
Beginning of period	none	none	none	none

End of period	none	none	none	none

Common stock, $1 par:
Beginning of period	$26,277	$25,786	$25,928	$25,786
Exercise of stock options	67	18	416	18
Restricted stock awards (Note 2)	73		73

End of period	26,417	25,804	26,417	25,804

Additional paid-in capital:
Beginning of period	309,988	296,989	300,448	296,974
Exercise of stock options	1,696	399	9,265	399
Tax benefit on options exercised	451	35	2,402	35
Recognition of stock-based compensation on stock options	15	15	30	30
Conversion of convertible senior notes			5
Restricted stock awards (Note 2)	3,230		3,230

End of period	315,380	297,438	315,380	297,438

Retained earnings:
Beginning of period	176,974	116,019	157,191	109,008
Net income	24,800	18,400	49,900	30,100
Cash dividends declared to common stockholders	(5,421)	(4,692)	(10,738)	(9,381)

End of period	196,353	129,727	196,353	129,727

Unearned compensation (Note 2):
Beginning of period
Restricted stock awards	(3,230)		(3,230)
Amortization to compensation expense	114		114

End of period	(3,116)		(3,116)

Accumulated other comprehensive income:
Beginning of period	45,662	18,661	31,821	17,398
Net change in unrealized appreciation on investments, net of deferred tax expense and reclassification adjustment	(22,729)	18,179	(9,736)	19,799
Change in foreign currency translation adjustment, net of deferred tax expense	(585)	1,126	263	769

End of period	22,348	37,966	22,348	37,966

Treasury stock:
Beginning of period	(136,890)	(132,142)	(132,142)	(132,142)
Acquisition of treasury shares			(4,748)

End of period	(136,890)	(132,142)	(136,890)	(132,142)

Total stockholders' equity	$420,492	$358,793	$420,492	$358,793

Cash dividends declared per common share:	$0.28	$0.25	$0.56	$0.50

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the property and casualty insurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K/A for the year ended December 31, 2003. Certain cash flow items in prior periods have been reclassified to conform to the 2004 presentation.

Note 2. Accounting for Employee Stock Options and Restricted Stock Awards

Employee Stock Options.

        Effective in the fourth quarter of 2002, Zenith began to expense the cost of employee stock options using the fair value based method of recording stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under the prospective method, all employee stock option grants beginning with January 2002 are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Prior to the fourth quarter of 2002, Zenith applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock options issued prior to January 2002. Under the intrinsic value method of APB No. 25, Zenith had not been required to recognize compensation expense for stock option grants.

Restricted Stock Awards.

        Under a Restricted Stock plan approved by our stockholders in May 2004, key employees are awarded shares of Zenith National common stock with restricted ownership rights. Of the shares subject to the award, 50% vest two years from the grant date. The remaining 50% of the shares vest four years from the grant date.

        On May 26, 2004, we granted 73,000 restricted stock awards with a fair value of $45.25 per share, based upon the closing price of Zenith National common stock on the grant date. In connection with the restricted stock awards, stockholders' equity was increased when we recorded $3.2 million of additional paid-in capital and reduced by $3.2 million of unearned compensation. The unearned compensation represents the fair value of the restricted stock awards on the grant date and is being amortized to compensation expense over the vesting period of the awards. Compensation expense recognized in the second quarter of 2004 was $0.1 million after tax. Any forfeitures of the awards will be accounted for as they occur.

Effect of stock-based employee compensation

        The following table sets forth the effect of all stock-based employee compensation included in net income and the pro forma effect of all stock-based employee compensation if the fair value of stock options accounted for under the intrinsic value method of APB No. 25 were included in net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)
	2004	2003	2004	2003
Net income as reported	$24,800	$18,400	$49,900	$30,100
Stock-based employee compensation expense included in reported net income, net of income tax benefit(1)	145	10	155	20
Total stock-based employee compensation expense determined under fair value method for all awards, net of income tax benefit	(179)	(80)	(241)	(160)

Pro forma net income	$24,766	$18,330	$49,814	$29,960

Net income per share—basic
Net income per share as reported	$1.29	$0.98	$2.61	$1.60
Net income per share—pro forma	1.29	0.98	2.61	1.60

Net income per share—diluted
Net income per share as reported	$1.06	$0.97	$2.15	$1.60
Net income per share—pro forma	1.06	0.97	2.15	1.59

(1)
Represents compensation expense on all restricted stock awards and on stock option awards granted after January 1, 2002.

Note 3. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)
		2004	2003	2004	2003
(A)	Net income	$24,800	$18,400	$49,900	$30,100

(B)	Interest expense on the Convertible Notes, net of tax	$1,267		$2,532

(C)	Weighted average outstanding shares during the period	19,179	18,778	19,097	18,773
	Common shares issuable under employee stock option plan using the treasury stock method	321	127	290	69
	Common shares issuable under employee restricted stock plan using the treasury stock method	3		3
	Common shares issuable upon conversion of the Convertible Notes	5,000		5,000

(D)	Weighted average number of common shares outstanding assuming exercise of stock options, vesting of restricted stock awards and conversion of Convertible Notes in 2004	24,503	18,905	24,390	18,842

	Net income per common share—
(A)/(C)	Basic	$1.29	$0.98	$2.61	$1.60
((A)+(B))/(D)	Diluted	1.06	0.97	2.15	1.60

	Cash dividends declared per common share	$0.28	$0.25	$0.56	$0.50

        Holders of our 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") had the right to convert their notes into Zenith National common stock, par value $1.00 per share, ("Zenith National common stock") during the first two quarters of 2004 because the contingent conversion condition related to our stock price was met in the fourth quarter of 2003 and the first quarter of 2004. Diluted average outstanding shares in the three and six months ended June 30, 2004 include an additional 5.0 million shares relating to all Convertible Notes that could have been converted during the periods. After tax interest expense related to the Convertible Notes of $1.3 million and $2.5 million for the three and six months ended June 30, 2004, respectively, was added back to net income in computing diluted earnings per share.

        Diluted net income per share in the three and six months ended June 30, 2003 is not comparable because the average shares outstanding for the periods do not include such additional shares. If the Convertible Notes had been convertible in the three and six months ended June 30, 2003, an additional 5.0 million shares would have been included in the computation of diluted shares outstanding for each period, and diluted net income per share would have been $0.82 and $1.32, respectively. After tax interest expense of $1.3 million and $1.4 million would have been added back to net income in the three and six months ended June 30, 2003, respectively, to compute pro forma diluted net income per share.

Note 4. Outstanding Debt

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

        In March 2004, $5,000 aggregate principal amount of Convertible Notes were converted into 200 shares of Zenith National common stock at the election of certain holders thereof.

        The maturity of the outstanding Convertible Notes is presented as being due in 2004 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the third quarter of 2004 since the contingent conversion condition relative to our stock price was met as of the end of the second quarter of 2004. If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination of cash and shares of its common stock. Whether the notes will be convertible after September 30, 2004 will depend upon the occurrence of events specified in the indenture governing the Convertible Notes, including the sale price of our common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

Note 5. Segment Information

        Our business is comprised of the following segments: Investments; Workers' Compensation; Reinsurance; and Parent. Income from operations of the Investments segment includes investment income and realized gains (losses) on investments and we do not allocate investment income to our Workers' Compensation and Reinsurance segments. Income (loss) from operations of the Workers' Compensation and Reinsurance segments is determined solely by deducting from net premiums earned, net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred. The combined ratio is the sum of net incurred losses and loss adjustment expenses and underwriting and other operating expenses expressed as a percentage of net premiums earned. Loss from operations of the Parent segment includes interest expense and the general operating expenses of Zenith National.

        Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended June 30, 2004
Revenues:
Premiums earned	$221,246	$10,671			$231,917
Net investment income			$14,041		14,041
Realized gains on investments			1,863		1,863

Total revenues	221,246	10,671	15,904		247,821

Interest expense				$(3,283)	(3,283)

Income (loss) before tax and equity in earnings of investee	22,134	2,453	15,904	(4,612)	35,879
Income tax expense (benefit)	7,915	859	4,986	(1,615)	12,145

Income (loss) after tax and before equity in earnings of investee	14,219	1,594	10,918	(2,997)	23,734
Equity in earnings of investee, net of tax expense of $575			1,066		1,066

Net income (loss)	$14,219	$1,594	$11,984	$(2,997)	$24,800

Combined ratios	90.0%	77.0%

Six Months Ended June 30, 2004
Revenues:
Premiums earned	$434,432	$22,198			$456,630
Net investment income			$28,916		28,916
Realized gains on investments			5,672		5,672

Total revenues	434,432	22,198	34,588		491,218

Interest expense				$(6,467)	(6,467)

Income (loss) before tax and equity in earnings of investee	41,938	4,492	34,588	(9,390)	71,628
Income tax expense (benefit)	15,127	1,572	11,082	(3,287)	24,494

Income (loss) after tax and before equity in earnings of investee	26,811	2,920	23,506	(6,103)	47,134
Equity in earnings of investee, net of tax expense of $1,490			2,766		2,766

Net income (loss)	$26,811	$2,920	$26,272	$(6,103)	$49,900

Combined ratios	90.3%	79.8%

As of June 30, 2004
Total assets	$487,498	$35,787	$1,680,985	$8,920	$2,213,190

Three Months Ended June 30, 2003
Revenues:
Premiums earned	$170,862	$14,595			$185,457
Net investment income			$14,366		14,366
Realized gains on investments			11,207		11,207

Total revenues	170,862	14,595	25,573		211,030

Interest expense				$(3,465)	(3,465)

Income (loss) before tax and equity in earnings of investee	4,203	1,992	25,573	(4,885)	26,883
Income tax expense (benefit)	1,820	697	8,464	(1,710)	9,271

Income (loss) after tax and before equity in earnings of investee	2,383	1,295	17,109	(3,175)	17,612
Equity in earnings of investee, net of tax expense of $424			788		788

Net income (loss)	$2,383	$1,295	$17,897	$(3,175)	$18,400

Combined ratios	97.5%	86.4%

Six Months Ended June 30, 2003
Revenues:
Premiums earned	$326,886	$31,975			$358,861
Net investment income			$26,933		26,933
Realized gains on investments			11,923		11,923

Total revenues	326,886	31,975	38,856		397,717

Interest expense				$(5,446)	(5,446)

Income (loss) before tax and equity in earnings of investee	8,036	4,388	38,856	(8,385)	42,895
Income tax expense (benefit)	3,422	1,536	12,919	(2,936)	14,941

Income (loss) after tax and before equity in earnings of investee	4,614	2,852	25,937	(5,449)	27,954
Equity in earnings of investee, net of tax expense of $1,156			2,146		2,146

Net income (loss)	$4,614	$2,852	$28,083	$(5,449)	$30,100

Combined ratios	97.5%	86.3%

As of June 30, 2003
Total assets	$469,655	$45,046	$1,382,373	$3,174	$1,900,248

        The following table is a reconciliation of our segment results to our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2004	2003	2004	2003
Net investment income	$14,041	$14,366	$28,916	$26,933
Realized gains on investments	1,863	11,207	5,672	11,923

Income from investment operations	15,904	25,573	34,588	38,856
Income (loss) from operations of:
Workers' compensation	22,134	4,203	41,938	8,036
Reinsurance	2,453	1,992	4,492	4,388
Parent	(4,612)	(4,885)	(9,390)	(8,385)

Income before tax and equity in earnings of investee	35,879	26,883	71,628	42,895
Income tax expense	12,145	9,271	24,494	14,941

Income after tax and before equity in earnings of investee	23,734	17,612	47,134	27,954
Equity in earnings of investee, net of tax expense	1,066	788	2,766	2,146

Net income	$24,800	$18,400	$49,900	$30,100

Note 6. Contingent Liabilities

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        At June 30, 2004 and December 31, 2003, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

        In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at June 30, 2004 and December 31, 2003. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

        State guarantee funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company's liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at June 30, 2004.

        Zenith recorded an estimate of $5.0 million (net of expected recoveries of $3.4 million recoverable before the end of 2004) for its expected liability at June 30, 2004 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at June 30, 2004. The estimated expense for Guarantee Fund assessments was $1.3 million and $2.5 million in the three and six months ended June 30, 2004, respectively, compared to $1.2 million and $2.4 million in the three and six months ended June 30, 2003, respectively. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        The Florida Special Disability Trust Fund ("SDTF") is a fund established to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $5.7 million, net of amounts due to reinsurers, at June 30, 2004. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 36 to 42 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

Litigation

        Zenith National and its subsidiaries are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

Note 7. Non-Cash Financing Activities

        In March 2004, a Zenith employee exercised his option to purchase from Zenith National 201,000 shares of Zenith National common stock at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $4.7 million. In lieu of cash payment, 121,015 shares of Zenith National common stock valued at $4.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price.

        The exercise of the stock options had no net effect on consolidated stockholders' equity because the increase in treasury stock of $4.7 million for the shares tendered was offset by an increase in common stock of $0.2 million and an increase in additional paid-in capital of $4.5 million for the 201,000 shares issued.

Note 8. Proposed Sale of Zenith National Common Stock by Fairfax Financial Holdings Limited

        In June 2004, at the request of Fairfax Financial Holdings Limited, a Toronto-based financial services holding company ("Fairfax"), Zenith National filed a registration statement with the Securities and Exchange Commission relating to the sale of up to 3.5 million shares of its common stock by certain subsidiaries of Fairfax. As of the date of the filing, Fairfax and its subsidiaries owned approximately 7.8 million shares, or 41% of the total outstanding shares of Zenith National common stock (not including shares issuable upon conversion of the Convertible Notes held by such companies). After the proposed sale, if all of the 3.5 million shares are sold, Fairfax and its subsidiaries would own approximately 22% of the outstanding shares of Zenith National common stock (not including the potential impact of any shares of Zenith National common stock that may be issued in connection with the convertibility of our Convertible Notes held by such companies). Zenith National will not sell any shares in the offering. In addition, in connection with the offering, Fairfax and certain of its subsidiaries will enter into agreements with the underwriters that prohibit Fairfax and its subsidiaries from directly or indirectly transferring any of their shares of Zenith National common stock, other than pursuant to the offering, for a period of 180 days following the date of the final prospectus.

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

Overview

        A summary of the recent performance of our business and our expectations about the trends was included under the "Overview" section of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" in our Annual Report on Form 10-K/A for the year ended December 31, 2003. Following is an update:

1)
Revenues. Our workers' compensation premium revenues continued to increase in the three and six months ended June 30, 2004 as a result of higher premium rates and additional policies. We do not forecast revenues or pursue revenue goals as an independent objective; however, the portion of the premium growth that has related to premium rate increases will change because, in May 2004, Zenith Insurance filed with the California Department of Insurance a 10% reduction in its California workers' compensation premium rates effective July 1, 2004 on new and renewal policies. We discuss this matter in more detail below under California Workers' Compensation Reform Legislation.

2)
Income from Workers' Compensation and Reinsurance Operations. We derive the majority of our earnings from our investment portfolio and the results of operations of our workers' compensation and reinsurance operations. Whereas the investment portfolio produces a relatively stable source of earnings, the results of our workers' compensation operation are more variable in the long run, and losses from catastrophes can cause significant fluctuations in the results of our reinsurance operation at any time.

(a)
Workers' Compensation. Income from our workers' compensation operation in the three and six months ended June 30, 2004 showed continued improvement. We continue to focus on achieving a favorable combined ratio in our workers' compensation operation, particularly in view of the very low level of interest rates.

  (b)
  Reinsurance. In each of the three and six months ended June 30, 2004 and 2003, there were no major catastrophes that impacted the reinsurance treaties we have written, and results of the reinsurance operation were comparable between the periods.

3)
Loss Reserves. In the second quarter of 2004, our aggregate loss reserve estimates continued to be adequate but we revised the allocation of loss reserves by accident year. We review loss reserve estimates in the aggregate and by accident year every quarter. The reallocation of loss reserve estimates by accident year reflects our current view of inflation trends, but did not impact net income in the second quarter or first six months of 2004.

4)
Investment Operations. We increased our investment portfolio by about $145 million in the six months ended June 30, 2004 as a result of favorable cash flows from operations. We expect favorable cash flows to continue. In view of the uncertainty of the outlook for interest rates, we are continuing to take a cautious approach in our investment portfolio. As of June 30, 2004, we had available about $400 million of cash and short-term investments which represents about 24% of the portfolio.

5)
Stockholders' Equity. We continued to build our stockholders' equity, which increased from $20.27 per share at December 31, 2003 to $21.81 per share at June 30, 2004.

Results of Operations

Summary Results by Segment

        Our business is comprised of the following segments: Investments; Workers' Compensation; Reinsurance; and Parent. Income from operations of the Investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our Workers' Compensation and Reinsurance segments. Income from operations of the Workers' Compensation and Reinsurance segments is determined solely by deducting from net premiums earned, losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred. Loss from operations of the Parent segment includes interest expense and the general operating expenses of Zenith National. The comparative results of operations by segment for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2004	2003	2004	2003
Net investment income	$14,041	$14,366	$28,916	$26,933
Realized gains on investments	1,863	11,207	5,672	11,923

Income from investment operations	15,904	25,573	34,588	38,856
Income (loss) from operations of:
Workers' compensation	22,134	4,203	41,938	8,036
Reinsurance	2,453	1,992	4,492	4,388
Parent	(4,612)	(4,885)	(9,390)	(8,385)

Income before tax and equity in earnings of investee	35,879	26,883	71,628	42,895
Income tax expense	12,145	9,271	24,494	14,941

Income after tax and before equity in earnings of investee	23,734	17,612	47,134	27,954
Equity in earnings of investee, net of tax expense	1,066	788	2,766	2,146

Net income	$24,800	$18,400	$49,900	$30,100

        The key operating goal for our insurance business is to achieve a combined ratio of 100% or lower. The combined ratio is the sum of net incurred losses and loss adjustment expenses and underwriting and other operating expenses expressed as a percentage of net premiums earned. Results of operations and the combined ratios of the workers' compensation and reinsurance operations for the three and six months ended June 30, 2004 and 2003 are set forth in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2004	2003	2004	2003
Net premiums earned:
Workers' compensation:
California	$153,938	$107,162	$298,991	$202,342
Outside California	67,308	63,700	135,441	124,544

Total workers' compensation	221,246	170,862	434,432	326,886
Reinsurance	10,671	14,595	22,198	31,975

Total	$231,917	$185,457	$456,630	$358,861

Income before tax from operations of:
Workers' compensation	$22,134	$4,203	$41,938	$8,036
Reinsurance	$2,453	$1,992	$4,492	$4,388

Combined loss and expense ratios:
Workers' compensation:
Loss and loss adjustment expenses	66.2%	71.6%	66.8%	71.0%
Underwriting and other operating expenses	23.8%	25.9%	23.5%	26.5%

Combined ratio	90.0%	97.5%	90.3%	97.5%

Reinsurance:
Loss and loss adjustment expenses	44.3%	68.3%	50.5%	68.7%
Underwriting and other operating expenses	32.7%	18.1%	29.3%	17.6%

Combined ratio	77.0%	86.4%	79.8%	86.3%

Workers' Compensation Operation

        Rising costs in recent years have necessitated significant rate increases, particularly in California. Overall rate increases in 2003 were 35%, including 46% in California. Overall rate increases in the six months ended June 30, 2004 were 12%, including 19% in California. Our workers' compensation net premiums earned increased in the three and six months ended June 30, 2004 compared to the corresponding periods in 2003 as a result of increases in rates and policies in-force.

        Income from operations and the combined ratio of our workers' compensation operation improved in the three and six months ended June 30, 2004 compared to the corresponding periods in 2003 as recent rate increases have exceeded the estimated increases in loss costs leading to a lower loss ratio and lower expense ratio in the three and six months ended June 30, 2004 compared to the comparable periods in 2003.

        Premiums and number of policies in-force in California and outside of California were as follows:

	California		Outside of California
(Dollars in millions)	Premiums in-force	Policies in-force	Premiums in-force	Policies in-force
June 30, 2004	$695.7	26,700	$291.5	15,500
December 31, 2003	587.9	25,900	277.8	15,600
June 30, 2003	459.9	24,400	275.4	16,100
December 31, 2002	350.2	22,600	259.2	16,900

        Although we have increased our workers' compensation premiums significantly in 2004 and 2003, we believe that the increases in premiums in-force are substantially higher than the increases in underlying exposure to covered employees at risk of injury. We also believe that payroll is our best indicator of exposure. We estimate that the underlying payroll associated with our policies in-force increased by smaller percentages than the increases in premiums during the same periods as follows:

	Annual Increase in Insured Payroll
Policies in-force at June 30,	California Only	Total Company
2004	20%	14%
2003	21	14

        Net premiums earned in the three and six months ended June 30, 2004 are net of $24.4 million and $47.8 million, respectively, of ceded premiums earned under a 10% quota share ceded reinsurance agreement with Odyssey America Reinsurance Corporation, a subsidiary of Fairfax Financial Holdings Limited ("Fairfax"), a Toronto-based financial services holding company, effective January 1, 2002 on policies effective on or after January 1, 2002. Net premiums earned in the three and six months ended June 30, 2003 are net of $18.8 million and $36.0 million, respectively, of the ceded premiums in connection with that agreement.

California Workers' Compensation Reform Legislation

        In California, workers' compensation reform legislation was enacted in April 2004. This legislation is in addition to the reform legislation enacted in September 2003. The principal purpose of these recent legislative changes to the California workers' compensation system was to lower the trend of increasing costs and improve the fairness of the system. Some of the provisions of the legislation of April 2004 are as follows:

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

  •
  Permanent Disability ("PD").    PD ratings are to be based on a new, objective disability rating schedule to be adopted by January 1, 2005 by the Administrative Director of Workers' Compensation. The new schedule will be based on the injured worker's future loss of earnings, rather than their ability to compete in the open labor market. PD benefits will be revised for injuries after the adoption of the new schedule to make available higher benefits to more severely injured workers and lower benefits to less severely injured workers.

  •
  Penalties.    New rules for computing the amount of penalties for late—payment of benefits include a cap of $10,000 on the amount of the penalty.

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

        On May 26, 2004, Zenith Insurance filed with the California Department of Insurance its workers' compensation rates for use on or after July 1, 2004. After giving effect to our current estimate of the savings from the reform legislation enacted in 2003 and 2004 and other factors, Zenith Insurance's new rates represent an overall reduction of 10% when compared to rates in effect since January 1, 2004. We believe that a measured and gradualistic response is appropriate to estimating the future impact of the California workers' compensation legislation because there is considerable uncertainty as to how some of the provisions will impact the behavior of the various participants in the California workers' compensation system and because some of the provisions do not become effective until January 1, 2005. Although we expect that, when fully implemented, the legislation should result in a lower trend of cost increases than we had experienced prior to the legislation, we cannot currently estimate the amount or the timing of the effects of such legislation.

Reinsurance Operation

        Income from operations and the combined ratio of the reinsurance operation fluctuate significantly depending upon the incidence or absence of large catastrophe losses. In the three and six months ended June 30, 2004 and 2003, there were no major catastrophes that impacted the reinsurance treaties we have written, and results of the reinsurance operation were comparable between the periods.

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

Parent Operation

        Loss from operations of the parent segment before tax for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2004	2003	2004	2003
Interest expense	$(3,283)	$(3,465)	$(6,467)	$(5,446)
Parent expenses	(1,329)	(1,420)	(2,923)	(2,939)

Loss from operations	$(4,612)	$(4,885)	$(9,390)	$(8,385)

        Interest expense in the six months ended June 30, 2004 was higher than in the comparable period in 2003 because of the interest on our Convertible Notes. Interest on the Convertible Notes is added back to net income in the computation of diluted earnings per share (see Note 3 to the Consolidated Financial Statements).

Loss Reserves

        At June 30, 2004 and December 31, 2003, our loss reserves were as follows:

(Dollars in millions)	June 30, 2004	December 31, 2003
Workers' compensation:
Unpaid loss and loss adjustment expenses	$1,234	$1,086
Receivable from reinsurers and state trust funds for unpaid losses	263	230

Unpaid loss and loss adjustment expenses, net of reinsurance	$971	$856

Reinsurance:
Unpaid loss and loss adjustment expenses	$120	$135
Receivable from reinsurers for unpaid losses	—	—

Unpaid loss and loss adjustment expenses, net of reinsurance	$120	$135

Total:
Unpaid loss and loss adjustment expenses	$1,354	$1,221
Receivable from reinsurers and state trust funds for unpaid losses	263	230

Unpaid loss and loss adjustment expenses, net of reinsurance	$1,091	$991

        The estimate of the amount for claims arising from accidents or events which have not yet been reported is commonly known in the industry as "incurred but not reported" or "IBNR". IBNR, net of reinsurance, which was included in the net reserves at June 30, 2004 and December 31, 2003 was as follows:

(Dollars in millions)	June 30, 2004	December 31, 2003
Workers' compensation	$193.9	$143.2
Reinsurance	41.4	46.3

	$235.3	$189.5

        We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. At the end of every quarter, we perform a comprehensive review of our loss reserves and any changes in loss reserve estimates are reflected in our results of operations during the period in which the changes are made. Adverse development of previously estimated loss reserves results in a charge to our earnings and favorable development results in an increase in our earnings.

        Our actuaries produce a point estimate using the results of various methods of estimation. However, these various methods do not produce separate point estimates. The point estimate is prepared as follows: Our actuaries prepare reserve estimates based upon paid loss patterns, incurred loss patterns and claim count methods for all accident years. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon an average of these methods. For the more recent accident years, our actuarial estimate is based on both the paid loss patterns and assumed rates of inflation. Since the number of claims is relatively certain, the inflation assumption is the key assumption in establishing loss reserve estimates for these years. Management establishes loss reserve estimates in the financial statements that provide for substantial rates of inflation and at June 30, 2004 the loss reserves, net of reinsurance ceded, recorded in the financial statements were $1,090.7 million compared to the actuarial point estimate of loss reserves, of $1,082.2 million. We believe that this difference is not significant in the context of the amounts being estimated, because the difference is less than the difference that a change of 1% in the assumed inflation rate would produce.

        For our workers' compensation loss reserve estimates, considerable judgment is required in estimating losses for recent accident years because the ultimate amount we will have to pay will not be known for many years. The principal uncertainty in our workers' compensation loss reserve estimates at this time is caused by the trend of increasing severity or inflation. Severity is the average cost of a claim, which has increased consistently over recent years. We have observed this continuing inflationary trend in the amounts we have already paid out for claims in recent accident years, and we have assumed that our estimate of the ultimate cost of these claims, and, therefore, our loss reserve estimates, must reflect substantial rates of inflation.

        When we estimate our loss reserves, one important way we look at information is by accident year. This allows us to look at the year over year change in claim severity, or inflation—our most important assumption in establishing adequate loss reserve estimates. This methodology produces an estimate for total loss reserves and an allocation of the loss reserve estimate by accident year. Any changes in our assumptions about inflation rates will cause a change in the allocation of our loss reserve estimates by accident year, although our view of the adequacy of the total loss reserve estimate may be unchanged if the effect of the change in the inflation assumptions has the effect of reallocating the loss reserve estimate among accident years.

        The data in the second quarter for accident years 2002 and 2003 continues to suggest that inflation rates for these accident years may be lower than we have experienced in the preceding accident years; and therefore at the end of the second quarter we were more comfortable with lower inflation assumptions for accident years 2003 and 2004. We expect that California workers' compensation reform legislation that was enacted in September 2003 and April 2004 will cause the trend of cost increases in California to change and trend lower in the long-run. Quantifying the impact of the legislation is subject to considerable uncertainty due to many factors, among which are the role of government in operating the system and its efforts to fight fraud; the relative insensitivity of the California system to cost reductions; the experimental nature of many of the reforms; the fact that some of the reforms may increase operating costs or loss costs; the fact that several key reforms will not become effective until January 1, 2005; the long learning curve which will be necessary by all participants to implement the changes; and the risk and cost of litigation. During the second quarter of 2004, we made our first preliminary estimate of some of the savings associated with the legislation in order to file our rates for use in California on or after July 1, 2004 and to make our loss reserve estimates at June 30, 2004. In our analysis, we took into consideration the fact that our workers' compensation claims are paid over many years and this provides more time over which the reform legislation may provide a favorable impact to the ultimate cost of claims for our current and some of the most recent accident years.

        At June 30, 2004, the accident year paid loss inflation rates in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

							Assumed Inflation in Selected Ultimate Loss Estimate	Assumed Inflation in Selected Ultimate Loss Estimate
	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)
Accident year
	18	30	42	54	66	78	June 30, 2004	March 31, 2004
1998	8%	11%	9%	9%	10%	12%	13%	13%
1999	15	13	15	15	15		16	16
2000	10	11	12	13			15	14
2001	15	15	15				18	19
2002	2	3					6	6
2003	4						18	21
2004							16	22

        The changes in the inflation assumptions at June 30, 2004 compared to March 31, 2004 resulted in a reallocation of loss reserve estimates by accident year primarily from 2004 and 2003 to older accident years prior to 1998. The net effect of the change in accident year allocation had no impact on net income in the second quarter or first six months of 2004. The net increase in loss reserves during the second quarter of 2004 for accident years 2003 and prior was approximately $15.0 million or 1.6% of estimated workers' compensation reserves at March 31, 2004. In the first six months of 2003, we increased our estimate of workers' compensation losses for principally the 2000 and 2001 accident years by about $14 million. The adverse loss reserve development in the first six months of 2003 reflects an approximate 2% increase in the paid loss inflation rates for the 2000 and 2001 accident years in the first two quarters of 2003.

        Different assumptions about the inflation rate would change our workers' compensation loss reserve estimates. If the average annual inflation rates for each of the accident years 2001 through 2004 were increased or decreased by 1 percentage point in each year, our loss reserve estimates at June 30, 2004 would increase or decrease by about $29 million.

Investments Operations

        The investment portfolio increased during the three and six months ended June 30, 2004 principally as a result of favorable cash flow from workers' compensation and reinsurance operations.

        The increase in investment income in the six months ended June 30, 2004 compared to the corresponding period in 2003 was the result of the increase in our investment portfolio. The average yields on the investment portfolio in the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Before tax(1)	3.5%	4.5%	3.7%	4.4%
After tax	2.3%	3.0%	2.4%	2.9%

(1)
Reflects the pre-tax equivalent yield on tax-exempt securities.

        At June 30, 2004, our investment portfolio was comprised of 67% fixed maturity securities, 24% short-term investments, 5% equity securities and 4% other investments including mortgage loans and our investment in Advent Capital (Holdings) PLC ("Advent Capital"). At December 31, 2003, our investment portfolio was comprised of 71% fixed maturity securities, 19% short-term investments, 4% equity securities and 6% other investments including mortgage loans and our investment in Advent Capital. Fixed maturity securities include primarily corporate debt, U.S. Government securities, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). Of the fixed maturity portfolio, including short-term investments, 97% were rated investment grade at June 30, 2004 and at December 31, 2003. The average maturity of the fixed maturity portfolio, excluding short-term investments, was 6.9 years and 7.3 years at June 30, 2004 and December 31, 2003, respectively.

        Certain securities, amounting to 92% and 91% of the investments in fixed maturity securities and short-term investments at June 30, 2004 and December 31, 2003, respectively, are identified as available-for-sale. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders' equity decreased by $14.5 million after deferred tax from December 31, 2003 to June 30, 2004 as a result of changes in the fair values of such fixed maturity investments.

        The unrealized net gain (loss) on held-to-maturity and available-for-sale fixed maturity investments were as follows:

		Available-for-Sale
(Dollars in thousands)	Held-to-Maturity Before Tax
		Before Tax	After Tax
June 30, 2004	$(654)	$3,356	$2,181
December 31, 2003	1,812	25,708	16,710

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

        For the three and six months ended June 30, 2004 and 2003, write-downs reduced realized gains on investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2004	2003	2004	2003
Write-downs	$68	$0	$68	$2,600

        The write-down in 2004 was attributable to the impairment of an investment with a cost basis of $0.1 million before the write-down. The write-downs in 2003 were principally attributable to the impairment of two limited partnership investments.

        We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value in the three and six months ended June 30, 2004 and 2003, and that our remaining unrealized losses are not other-than-temporary. We base this conclusion on our current knowledge of the issuers of these securities and our presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for twelve years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

        Future earnings would be negatively impacted by any future write-downs of securities associated with other-than-temporary declines of their fair values. Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary.

Set forth below is information about unrealized gains and losses in our investment portfolio at June 30, 2004:

	Securities with
(Dollars in thousands)	Unrealized Losses	Unrealized Gains
Fixed maturity securities:
Fair value	$598,700	$516,501
Amortized cost	616,405	496,094
Unrealized (loss) gain	(17,705)	20,407
Fair value as a percentage of amortized cost	97.1%	104.1%
Number of security positions held	135	161
Number individually exceeding $0.5 million (loss) gain	7	4

Concentration of unrealized (losses) or gains by type or industry:
Municipal bonds	$(4,487)	$44
Machinery & equipment	(3,082)	651
Hotels	(1,472)	—
U.S. Government	(1,444)	282
Petroleum Refining	(1,262)	795
Financial Institutions	(1,233)	893
Pharmaceuticals	(782)	227
Chemicals	(676)	299
GNMA	(663)	1,134
Food and Beverages	(537)	1,356
Other	(2,067)	14,726

Total	$(17,705)	$20,407

Fixed maturity securities:
Investment grade:
Fair value	$575,965	$486,784
Amortized cost	592,014	467,851
Fair value as a percentage of amortized cost	97.3%	104.0%
Non-investment grade:
Fair value	$22,735	$29,717
Amortized cost	24,391	28,243
Fair value as a percentage of amortized cost	93.2%	105.2%

Equity securities:
Fair value	$17,711	$61,120
Cost	19,152	33,829
Unrealized (loss) gain	(1,441)	27,291
Fair value as a percentage of cost	92.5%	180.7%
Number of security positions held	12	24
Number individually exceeding $0.5 million (loss) gain	0	2

        As of June 30, 2004, $25.6 million of the unrealized gain on equity securities is attributable to an investment in 1.0 million shares of common stock of Wynn Resorts, Limited with a cost basis of $13.0 million.

        The table that follows sets forth the maturities of fixed maturity securities at June 30, 2004, based on their fair values:

	Securities with
(Dollars in thousands)	Unrealized losses	Unrealized gains
Maturity categories:
1 year or less	$9,725	$40,041
After 1 year through 5 years	180,050	285,559
After 5 years through 10 years	309,926	152,449
After 10 years	98,999	38,452

	$598,700	$516,501

        The table below sets forth information about fixed maturity securities and equity securities with unrealized losses at June 30, 2004:

(Dollars in thousands)	Fair value	Unrealized loss	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Exceeding $0.1 million at June 30, 2004 and for:
Less than 3 months (35 issues)	$321,684	$(8,945)	97.3%
3-6 months (14 issues)	54,061	(3,759)	93.5
Greater than 12 months (7 issues)	30,895	(2,510)	92.5
Less than $0.1 million at June 30, 2004 (79 issues):	192,060	(2,491)	98.7

	$598,700	$(17,705)	97.1%

Equity securities with unrealized losses:
Exceeding $0.1 million at June 30, 2004 and for:
Less than 3 months (5 issues)	$10,857	$(821)	93.0%
3-6 months (3 issues)	3,803	(582)	86.7
Less than $0.1 million at June 30, 2004 (4 issues):	3,051	(38)	98.8

	$17,711	$(1,441)	92.5%

        At June 30, 2004, there were six investments in corporate debt securities with unrealized losses individually exceeding $0.5 million. None of these unrealized losses meet our criteria for the presumption that they are other-than-temporary. We believe that the unrealized losses of these six investments at June 30, 2004 reflect the effect of recent market movements for interest rates.

        The following is a summary of securities sold at a loss in the three and six months ended June 30, 2004:

(Dollars in thousands)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Fixed maturity securities:
Realized losses on sales	$(1,049)	$(2,144)
Fair value at the date of sale	22,788	202,314
Number of securities sold	8	13
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(363)	$(1,458)
6-12 months	(686)	(686)

Equity securities:
Realized losses on sales	$(503)	$(615)
Fair value at the date of sale	10,894	12,825
Number of securities sold	10	13
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(503)	$(615)

        At the time we sold these investments, we had the ability to hold them for a sufficient time for them to recover their values and the sales were not related to any liquidity needs. However, our intent to hold them changed because we changed our conclusion about the outlook for the performance of the issuer or its industry. In some cases, we may have decided that our overall exposure to a particular issue or type of security or concentration within an industry should be reduced as part of ongoing portfolio management and asset allocation. At June 30, 2004, those securities which we are holding in our portfolio with an unrealized loss were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

Liquidity and Capital Resources

        Zenith's insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At June 30, 2004 and December 31, 2003, cash and short-term investments in the insurance subsidiaries amounted to $374.6 million and $275.6 million, respectively.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses, and, from time to time, to make capital contributions to Zenith Insurance. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other investments in Zenith National were $58.6 million and $72.4 million at June 30, 2004 and December 31, 2003, respectively.

        In March 2004, Zenith National paid $7.6 million to repurchase $8.0 million aggregate liquidation amount of the outstanding Redeemable Securities. Zenith National used its available cash balances to fund these purchases.

        Zenith's Convertible Notes are convertible at each holder's option into shares of Zenith National common stock, par value $1.00 per share ("Zenith National common stock"), under certain circumstances including if the price of Zenith National common stock reaches specified thresholds. The conversion rate of 40 shares (subject to adjustment) for each $1,000 principal amount of the Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith common stock. The Convertible Notes were convertible during the first and second quarters of 2004; and $5,000 aggregate principal amount was converted into 200 shares of Zenith National common stock in March 2004. The sale price of Zenith common stock exceeded the conversion price of $25.00 per share at June 30, 2004 by 120% for 20 of the last 30 trading days of the second quarter of 2004. As a result of this event, each holder of the Convertible Notes will have the right to convert their Convertible Notes into Zenith National common stock at a conversion rate of 40 shares per $1,000 principal amount of Convertible Notes during the period beginning on July 1, 2004 and ending on September 30, 2004. The maximum number of shares that could be required to be issued upon conversion of all outstanding Convertible Notes is 5.0 million. Whether the Convertible Notes will be convertible after September 30, 2004 will depend upon the occurrence of the events specified in the indenture governing the Convertible Notes, including the sale price of Zenith National common stock.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Zenith's accounting policies are described in the Notes to Consolidated Financial Statements in Zenith's Annual Report on Form 10-K/A for the year ended December 31, 2003 ("2003 Form 10-K/A"). We believe that certain matters related to accounting policies and estimates in the areas of loss reserves, investments, deferred policy acquisition costs and deferred income taxes are particularly important to an understanding of Zenith's financial statements. These matters are discussed under "Critical Accounting Policies and Estimates" in the MD&A section of Zenith's 2003 Form 10-K/A.

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

        The table below sets forth the amounts of Zenith's contractual obligations, including interest payable, at June 30, 2004:

	Payments due by period
(Dollars in thousands)	Redeemable securities including interest	Convertible notes	Operating lease commitments	Loss reserves	Total
Less than 1 year	$2,523	$128,589	$3,141	$341,041	$475,294
1-3 years	10,090		9,605	384,842	404,537
3-5 years	10,090		5,637	187,076	202,803
More than 5 years	159,887		1,032	441,239	602,158

Total	$182,590	$128,589	$19,415	$1,354,198	$1,684,792

        Our contractual obligations under the outstanding Redeemable Securities are comprised of $123.6 million of interest payments over the next 25 years and $59.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $3.6 million of interest payments in the third quarter of 2004 and $125.0 million of principal that may be due in the third quarter of 2004 as a result of conversion because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the third quarter of 2004 as a result of the triggering of the contingent conversion condition relative to our stock price at the end of the second quarter of 2004. Whether the notes will be convertible after September 30, 2004 will depend upon the occurrence of events specified in the indenture governing the Convertible Notes, including the sale price of our common stock. If the Convertible Notes are not converted or redeemed prior to the scheduled maturity in 2023, the total interest obligation over the remaining term would be $136.6 million. In addition, Zenith may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

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

        Our loss reserves do not have contractual maturity dates. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves to be paid in the preceding table. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. We do not expect to have to sell securities or use our credit facilities to pay claims.

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

	Expected Maturity Date
(Dollars in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
As of June 30, 2004
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$24,532	$158,996	$81,306	$120,665	$64,659	$665,043	$1,115,201
Weighted average interest rate	2.5%	2.6%	3.2%	3.3%	4.1%	5.4%	4.5%
Short-term investments	$402,032						$402,032
Debt and interest obligations of Zenith:
Convertible Notes payable(1)	128,589						128,589
Redeemable securities	2,523	$5,045	$5,045	$5,045	$5,045	$159,887	182,590

As of December 31, 2003
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$90,711	$43,934	$195,209	$80,195	$59,669	$611,644	$1,081,362
Weighted average interest rate	1.7%	1.9%	2.6%	3.5%	3.9%	5.1%	4.1%
Short-term investments	$285,760						$285,760
Debt and interest obligations of Zenith:
Convertible Notes payable(1)	128,594						128,594
Redeemable securities	5,729	$5,729	$5,729	$5,729	$5,729	$181,580	210,225

(1)
The Convertible Notes are shown with an expected maturity date in 2004 because the holders have the right to convert their notes into our common stock during the third quarter of 2004 (See discussion of the Convertible Notes under "Liquidity and Capital Resources" and "Contractual Obligations and Contingent Liabilities" in this MD&A).

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

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Stockholders' Meeting of Zenith National was held on May 26, 2004. Two matters were presented to a vote of the stockholders.

        One matter was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld
Max M. Kampelman	17,350,980	151,295
Robert J. Miller	16,996,662	505,613
Leon E. Panetta	17,162,197	340,078
Catherine B. Reynolds	17,432,966	69,309
Alan I. Rothenberg	17,441,334	60,941
William S. Sessions	17,350,826	151,449
Gerald Tsai, Jr.	17,107,190	395,085
Michael Wm. Zavis	17,099,405	402,870
Stanley R. Zax	17,382,360	119,915

        With respect to the election of Directors, there were no votes cast against any Directors, no abstentions and no broker non-votes.

        The second matter was a vote to approve the adoption of the 2004 Restricted Stock Plan, which will enable Zenith to grant awards of restricted stock to certain employees. The matter was approved by the stockholders. A tabulation of votes follows:

For	Against	Abstain	Brokers' Non-Votes
11,265,966	1,895,659	138,499	4,202,151

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Certificate of Incorporation of Zenith National Insurance Corp., dated May 28, 1971. (Incorporated herein by reference to Exhibit 3.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
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
*10.1
Zenith National Insurance Corp. 2004 Restricted Stock Plan. (Incorporated by reference to Exhibit 4.1 to Zenith's Registration Statement on Form S-8, Registration No. 333-115902, filed with the Securities and Exchange Commission on May 26, 2004.)
10.2	Registration and Indemnification Agreement, dated as of June 14, 2004, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited.
11
Statement re: computation of per share earnings. (Note 3 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)
31.1	Certification of the CEO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
32	Certification of the CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K

    Zenith filed a Current Report on Form 8-K dated April 29, 2004 in connection with the press release issued by Zenith on April 28, 2004 announcing results for the first quarter of 2004.

    Zenith filed a Current Report on Form 8-K dated May 27, 2004 in connection with the press release issued by Zenith on May 26, 2004 announcing the declaration of a quarterly dividend.

    Zenith filed a Current Report on Form 8-K dated May 27, 2004 in connection with the press release issued by Zenith on May 26, 2004 announcing the filing of a 10% reduction in California workers' compensation rates effective July 1, 2004.

    Zenith filed a Current Report on Form 8-K dated June 16, 2004 in connection with the press release issued by Zenith on June 16, 2004 announcing the filing of a registration statement relating to a proposed underwritten public offering of up to 3.5 million shares of its common stock by certain subsidiaries of Fairfax.

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

QuickLinks

Zenith National Insurance Corp. and Subsidiaries Form 10-Q For the Quarter Ended June 30, 2004
Table of Contents
PART l FINANCIAL INFORMATION
Item 1. Financial Statements
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II OTHER INFORMATION
Signatures