Form 10-Q
period 2004-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2004-10-25
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        At October 21, 2004, there were 19,286,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,139,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2004

Table of Contents

Page
Part I—Financial Information.
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	5
Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39
Part II—Other Information
Item 6. Exhibits	40

PART l
FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $149,351 in 2004 and $124,778 in 2003)	$147,131	$122,966
At fair value (amortized cost $1,063,830 in 2004 and $930,876 in 2003)	1,083,769	956,584
Equity securities, at fair value (cost $49,795 in 2004 and $44,452 in 2003)	87,625	62,961
Mortgage loans (at unpaid principal balances)	16,107	39,123
Short-term investments (at cost or amortized cost, which approximates fair value)	393,846	285,760
Investment in Advent Capital (Holdings) PLC	30,412	25,188
Other investments	28,166	37,912

Total investments	1,787,056	1,530,494
Cash	6,925	8,006
Accrued investment income	14,816	13,119
Premiums receivable, less bad debt allowance of $462 in 2004 and $578 in 2003	68,390	70,044
Receivable from reinsurers and state trust funds for paid and unpaid losses and prepaid reinsurance premiums	308,257	269,530
Deferred policy acquisition costs	16,186	11,922
Deferred tax assets	34,672	28,022
Goodwill	20,985	20,985
Other assets	70,532	71,582

Total assets	$2,327,819	$2,023,704

Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,424,860	$1,220,749
Unearned premiums	167,580	111,250
Policyholders' dividends accrued	4,031	3,033
Convertible senior notes payable, less unamortized issue costs of $4,108 in 2004 and $4,564 in 2003	120,887	120,436
Redeemable securities, less unamortized issue costs of $1,051 in 2004 and $1,231 in 2003	57,949	65,769
Current income tax payable	1,617	14,062
Other liabilities	91,579	105,159

Total liabilities	1,868,503	1,640,458

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2004 and 2003
Common stock, $1 par, 50,000 shares authorized; issued 26,425 in 2004 and 25,928 in 2003, outstanding 19,286 in 2004 and 18,910 in 2003	26,425	25,928
Additional paid-in capital	315,707	300,448
Retained earnings	216,370	157,191
Unearned compensation (Note 2)	(3,061)
Accumulated other comprehensive income	40,765	31,821

	596,206	515,388
Treasury stock, at cost (7,139 shares in 2004 and 7,018 shares in 2003)	(136,890)	(132,142)

Total stockholders' equity	459,316	383,246

Total liabilities and stockholders' equity	$2,327,819	$2,023,704

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)
	2004	2003	2004	2003
Revenues:
Premiums earned	$239,716	$200,712	$696,346	$559,573
Net investment income	14,909	14,975	43,825	41,908
Realized gains on investments	6,690	2,712	12,362	14,635

Total revenues	261,315	218,399	752,533	616,116
Expenses:
Loss and loss adjustment expenses incurred	171,184	139,579	472,533	393,517
Policy acquisition costs	28,997	26,495	87,200	78,758
Underwriting and other operating expenses	26,070	24,081	77,140	66,331
Policyholders' dividends	1,152	768	3,653	1,693
Interest expense	3,295	3,452	9,762	8,898

Total expenses	230,698	194,375	650,288	549,197
Income from continuing operations before tax and equity in earnings of investee	30,617	24,024	102,245	66,919
Income tax expense	7,737	8,253	32,231	23,194

Income from continuing operations after tax and before equity in earnings of investee	22,880	15,771	70,014	43,725
Equity in earnings of investee, net of income tax expense (Note 6)	1,234	329	4,000	2,475

Income from continuing operations	24,114	16,100	74,014	46,200
Gain on sale of discontinued real estate segment, net of income tax expense of $692 (Note 8)	1,286		1,286

Net income	$25,400	$16,100	$75,300	$46,200

Net income per common share:
Basic:
Continuing operations	$1.25	$0.86	$3.87	$2.46
Gain on sale of discontinued real estate segment	0.07		0.07

Net income	$1.32	$0.86	$3.94	$2.46

Diluted:
Continuing operations	$1.04	$0.85	$3.19	$2.45
Gain on sale of discontinued real estate segment	0.05		0.05

Net income	$1.09	$0.85	$3.24	$2.45

Disclosure regarding comprehensive income:
Net income	$25,400	$16,100	$75,300	$46,200
Net increase (decrease) in unrealized appreciation on investments	18,545	(9,479)	8,809	10,320
Change in foreign currency translation adjustment	(128)	66	135	835

Comprehensive income	$43,817	$6,687	$84,244	$57,355

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)
	2004	2003
Cash flows from operating activities:
Premiums collected	$858,436	$663,051
Investment income received	46,366	40,169
Loss and loss adjustment expenses paid	(304,371)	(277,890)
Underwriting and other operating expenses paid	(278,765)	(216,998)
Interest paid	(12,869)	(9,994)
Income taxes paid	(56,575)	(18,909)

Net cash provided by operating activities	252,222	179,429

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(45,030)	(54,270)
Fixed maturity securities available-for-sale	(908,199)	(796,756)
Equity securities available-for-sale	(68,165)	(46,288)
Other investments	(9,138)	(21,551)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	20,582	29,493
Fixed maturity securities available-for-sale	38,209	7,131
Other investments	40,375	8,992
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	740,311	595,202
Equity securities available-for-sale	66,172	61,796
Other investments	4,604	2,511
Net increase in short-term investments	(107,945)	(72,134)
Capital expenditures and other, net	(6,965)	(8,043)

Net cash used in investing activities	(235,189)	(293,917)

Cash flows from financing activities:
Repurchase of redeemable securities	(7,600)
Net proceeds from issuance of convertible senior notes		119,990
Cash advanced from bank lines of credit		46,500
Cash repaid on bank lines of credit		(46,500)
Cash dividends paid to common stockholders	(15,492)	(14,081)
Proceeds from exercise of stock options	4,978	1,065

Net cash (used in) provided by financing activities	(18,114)	106,974

Net decrease in cash	(1,081)	(7,514)
Cash at beginning of period	8,006	17,452

Cash at end of period	$6,925	$9,938

(continued)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)
	2004	2003
Reconciliation of net income to net cash flows provided by operating activities:
Net income	$75,300	$46,200
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net depreciation, amortization and accretion	10,498	6,582
Realized gains on investments	(12,362)	(14,635)
Equity in earnings of investee	(4,000)	(2,475)
Gain on sale of discontinued real estate segment	(1,286)
(Increase) decrease in:
Accrued investment income	(1,697)	(3,280)
Premiums receivable	(1,081)	(5,570)
Receivable from reinsurers and state trust funds on paid and unpaid losses and prepaid reinsurance premiums	(40,121)	(38,326)
Deferred policy acquisition costs	(4,264)	(1,416)
Increase (decrease) in:
Unpaid loss and loss adjustment expenses	204,111	149,554
Unearned premiums	56,330	28,628
Net federal income tax payable	(24,344)	4,285
Accrued expenses	(4,856)	7,396
Other	(6)	2,486

Net cash provided by operating activities	$252,222	$179,429

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2004	2003	2004	2003
Preferred stock, $1 par:
Beginning of period	none	none	none	none

End of period	none	none	none	none

Common stock, $1 par:
Beginning of period	$26,417	$25,804	$25,928	$25,786
Exercise of stock options	2	27	418	45
Restricted stock awards	6		79

End of period	26,425	25,831	26,425	25,831

Additional paid-in capital:
Beginning of period	315,380	297,438	300,448	296,974
Exercise of stock options	43	622	9,308	1,021
Tax benefit on options exercised	12	45	2,414	80
Recognition of stock-based compensation on stock options	15	15	45	45
Conversion of convertible senior notes			5
Restricted stock awards	257		3,487

End of period	315,707	298,120	315,707	298,120

Retained earnings:
Beginning of period	196,353	129,727	157,191	109,008
Net income	25,400	16,100	75,300	46,200
Cash dividends declared to common stockholders	(5,383)	(4,708)	(16,121)	(14,089)

End of period	216,370	141,119	216,370	141,119

Unearned compensation (Note 2):
Beginning of period	(3,116)
Restricted stock awards	(257)		(3,487)
Amortization to compensation expense	312		426

End of period	(3,061)		(3,061)

Accumulated other comprehensive income:
Beginning of period	22,348	37,966	31,821	17,398
Net change in unrealized appreciation on investments, net of deferred tax expense and reclassification adjustment	18,545	(9,479)	8,809	10,320
Change in foreign currency translation adjustment, net of deferred tax expense	(128)	66	135	835

End of period	40,765	28,553	40,765	28,553

Treasury stock:
Beginning of period	(136,890)	(132,142)	(132,142)	(132,142)
Acquisition of treasury shares			(4,748)

End of period	(136,890)	(132,142)	(136,890)	(132,142)

Total stockholders' equity	$459,316	$361,481	$459,316	$361,481

Cash dividends declared per common share:	$0.28	$0.25	$0.84	$0.75

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

Note 2. Accounting for Employee Stock Options and Restricted Stock Awards

Employee Stock Options

        Effective in the fourth quarter of 2002, Zenith began to expense the cost of employee stock options using the fair value based method of recording stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under the prospective method, all employee stock option grants beginning with January 2002 are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Prior to the fourth quarter of 2002, Zenith applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock options issued prior to January 2002. Under the intrinsic value method of APB No. 25, Zenith was not required to recognize compensation expense for stock option grants.

Restricted Stock Awards

        Under a restricted stock plan approved by our stockholders in May 2004, key employees are awarded shares of Zenith National common stock with restricted ownership rights. Of the shares subject to the award, 50% vest two years from the grant date. The remaining 50% of the shares vest four years from the grant date.

        On May 26, 2004 and September 2, 2004, we granted 73,000 and 6,000 restricted stock awards, respectively, with a fair value per share of $45.25 and $43.75, respectively, based upon the closing price of Zenith National common stock on the grant date. In connection with these restricted stock awards, stockholders' equity was increased when we recorded $3.5 million of additional paid-in capital and reduced by $3.5 million of unearned compensation. The unearned compensation represents the fair value of the restricted stock awards on the grant date and is being amortized to compensation expense over the vesting period of the awards. Compensation expense recognized in the three and nine months ended September 30, 2004 was $0.2 million and $0.3 million after tax, respectively. Any forfeitures of the awards will be accounted for as they occur.

Effect of Stock-Based Employee Compensation

        The following table sets forth the effect of all stock-based employee compensation included in net income and the pro forma effect of all stock-based employee compensation if the fair value of stock options accounted for under the intrinsic value method of APB No. 25 were included in net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)
	2004	2003	2004	2003
Net income as reported	$25,400	$16,100	$75,300	$46,200
Stock-based employee compensation expense included in reported net income, net of income tax benefit(1)	230	10	385	30
Total stock-based employee compensation expense determined under fair value method for all awards, net of income tax benefit	(257)	(70)	(498)	(230)

Pro forma net income	$25,373	$16,040	$75,187	$46,000

Net income per share—basic:
Net income per share as reported	$1.32	$0.86	$3.94	$2.46
Net income per share—pro forma	1.32	0.85	3.93	2.45
Net income per share—diluted:
Net income per share as reported	$1.09	$0.85	$3.24	$2.45
Net income per share—pro forma	1.09	0.85	3.23	2.44

(1)
Represents compensation expense on all restricted stock awards and on stock option awards granted after January 1, 2002.

Note 3. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)
		2004	2003	2004	2003
(A)	Income from continuing operations	$24,114	$16,100	$74,014	$46,200
(B)	Gain on sale of discontinued real estate segment	1,286		1,286

(C)	Net income	25,400	16,100	75,300	46,200

(D)	Interest expense on the Convertible Notes, net of tax	1,268		3,800

(E)	Weighted average outstanding shares during the period	19,207	18,798	19,133	18,781
	Common shares issuable under employee stock option plan using the treasury stock method	316	161	300	100
	Common shares issuable under employee restricted stock plan using the treasury stock method	7		3
	Common shares issuable upon conversion of the Convertible Notes	5,000		5,000

(F)	Weighted average number of common shares outstanding assuming exercise of stock options and, in 2004, vesting of restricted stock awards and conversion of Convertible Notes	24,530	18,959	24,436	18,881

	Net income per common share—
	Basic:
(A)/(E)	Continuing operations	$1.25	$0.86	$3.87	$2.46
(B)/(E)	Gain on sale of discontinued real estate segment	0.07		0.07

(C)/(E)	Net income	$1.32	$0.86	$3.94	$2.46

	Diluted:
((A)+(D))/(F)	Continuing operations	$1.04	$0.85	$3.19	$2.45
(B)/(F)	Gain on sale of discontinued real estate segment	0.05		0.05

((C)+(D))/(F)	Net income	$1.09	$0.85	$3.24	$2.45

	Cash dividends declared per common share	$0.28	$0.25	$0.84	$0.75

        Holders of our 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") had the right to convert their notes into Zenith National common stock, par value $1.00 per share, ("Zenith National common stock") during the first three quarters of 2004 because the contingent conversion condition related to our stock price was met in the fourth quarter of 2003 and the first two quarters of 2004. Diluted average outstanding shares in the three and nine months ended September 30, 2004 include an additional 5.0 million shares relating to all Convertible Notes that could have been converted during the periods. After tax interest expense related to the Convertible Notes of $1.3 million and $3.8 million for the three and nine months ended September 30, 2004, respectively, was added back to net income in computing diluted net income per share.

        Diluted net income per share in the three and nine months ended September 30, 2003 is not comparable because the average shares outstanding for the periods do not include such additional shares. If the Convertible Notes had been convertible in the three and nine months ended September 30, 2003, an additional 5.0 million shares would have been included in the computation of diluted shares outstanding for each period, and diluted net income per share would have been $0.72 and $2.05, respectively. After tax interest expense of $1.3 million and $2.7 million would have been added back to net income in the three and nine months ended September 30, 2003, respectively, to compute pro forma diluted net income per share. These pro forma amounts represent non-GAAP information useful in analyzing our financial results and are not a substitute for GAAP measures.

Note 4. Income Tax

        In the third quarter of 2004, legislation was enacted in California to clarify the taxation of dividends received from insurance subsidiaries in the determination of taxable income for the California Franchise tax. As a result, we have reduced a provision for prior years taxes by $2.6 million in the third quarter of 2004 which reduced income tax expense in the three and nine months ended September 30, 2004.

Note 5. Outstanding Debt

        In March 2004, Zenith National repurchased $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all of the voting securities of which are owned by Zenith National ("Redeemable Securities"), which resulted in a gain of $0.3 million before tax ($0.2 million after tax). The gain has been recorded as a reduction of interest expense in the first quarter of 2004. Zenith National used its available cash balances to fund these purchases.

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

        The maturity of the outstanding Convertible Notes is presented as being due in 2004 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the fourth quarter of 2004 since the contingent conversion condition relative to our stock price was met as of the end of the third quarter of 2004. If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination of cash and shares of its common stock. Whether the notes will be convertible after December 31, 2004 will depend upon the occurrence of events specified in the indenture governing the Convertible Notes, including the sale price of our common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

        In the third quarter of 2004, Zenith National renewed its $20.0 million one-year revolving line of credit with a bank. This line of credit expires on August 1, 2005. Interest is payable at the bank's prime rate on any borrowing under the line, and the agreement does not subject Zenith to any financial covenants. No amount was outstanding at September 30, 2004 on any of our bank lines of credit and we currently do not anticipate the need to draw on our available lines of credit because Zenith National's current cash and available invested assets are sufficient for any foreseeable requirements at this time.

Note 6. Segment Information

        Our business is comprised of the following segments: investments; workers' compensation; reinsurance; and parent. Our real estate segment was discontinued in 2002. Income from operations of the investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our workers' compensation and reinsurance segments. Income (loss) from operations of the workers' compensation and reinsurance segments is determined solely by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned. The combined ratio is the sum of net incurred losses and loss adjustment expenses and underwriting and other operating expenses expressed as a percentage of net premiums earned. Loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National. Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Real Estate(1)	Investments	Parent	Total
Three Months Ended September 30, 2004
Revenues:
Premiums earned	$227,728	$11,988				$239,716
Net investment income				$14,909		14,909
Realized gains on investments				6,690		6,690

Total revenues	227,728	11,988		21,599		261,315

Interest expense					$(3,295)	(3,295)

Income (loss) from continuing operations before tax and equity in earnings of investee	29,504	(15,776)		21,599	(4,710)	30,617
Income tax expense (benefit)(2)	10,608	(5,521)		7,050	(4,400)	7,737

Income (loss) from continuing operations after tax and before equity in earnings of investee	18,896	(10,255)		14,549	(310)	22,880
Equity in earnings of investee, net of tax expense of $664				1,234		1,234

Income (loss) from continuing operations	18,896	(10,255)		15,783	(310)	24,114
Gain on sale of discontinued real estate segment, net of tax expense of $692			$1,286			1,286

Net income (loss)	$18,896	$(10,255)	$1,286	$15,783	$(310)	$25,400

Combined ratios	87.0%	231.6%

(1)
Discontinued in 2002.

(2)
Parent segment includes $2.6 million in reduced income tax expense for a reduction of an estimated tax liability for prior years.

(Dollars in thousands)	Workers' Compensation	Reinsurance	Real Estate(1)	Investments	Parent	Total
Nine Months Ended September 30, 2004
Revenues:
Premiums earned	$662,160	$34,186				$696,346
Net investment income				$43,825		43,825
Realized gains on investments				12,362		12,362

Total revenues	662,160	34,186		56,187		752,533

Interest expense					$(9,762)	(9,762)

Income (loss) from continuing operations before tax and equity in earnings of investee	71,442	(11,284)		56,187	(14,100)	102,245
Income tax expense (benefit)(2)	25,735	(3,949)		18,132	(7,687)	32,231

Income (loss) from continuing operations after tax and before equity in earnings of investee	45,707	(7,335)		38,055	(6,413)	70,014
Equity in earnings of investee, net of tax expense of $2,154				4,000		4,000

Income (loss) from continuing operations	45,707	(7,335)		42,055	(6,413)	74,014
Gain on sale of discontinued real estate segment, net of tax expense of $692			$1,286			1,286

Net income (loss)	$45,707	$(7,335)	$1,286	$42,055	$(6,413)	$75,300

Combined ratios	89.2%	133.0%

As of September 30, 2004
Total assets	$497,429	$32,675		$1,786,847	$10,868	$2,327,819

Three Months Ended September 30, 2003
Revenues:
Premiums earned	$185,203	$15,509				$200,712
Net investment income				$14,975		14,975
Realized gains on investments				2,712		2,712

Total revenues	185,203	15,509		17,687		218,399

Interest expense					$(3,452)	(3,452)

Income (loss) before tax and equity in earnings of investee	8,350	2,546		17,687	(4,559)	24,024
Income tax expense (benefit)	3,142	891		5,814	(1,594)	8,253

Income (loss) after tax and before equity in earnings of investee	5,208	1,655		11,873	(2,965)	15,771
Equity in earnings of investee, net of tax expense of $176				329		329

Net income (loss)	$5,208	$1,655		$12,202	$(2,965)	$16,100

Combined ratios	95.5%	83.6%

(1)
Discontinued in 2002.

(2)
Parent segment includes $2.6 million in reduced income tax expense for a reduction of an estimated tax liability for prior years.

(Dollars in thousands)	Workers' Compensation	Reinsurance	Real Estate(1)	Investments	Parent	Total
Nine Months Ended September 30, 2003
Revenues:
Premiums earned	$512,089	$47,484				$559,573
Net investment income				$41,908		41,908
Realized gains on investments				14,635		14,635

Total revenues	512,089	47,484		56,543		616,116

Interest expense					$(8,898)	(8,898)

Income (loss) before tax and equity in earnings of investee	16,386	6,934		56,543	(12,944)	66,919
Income tax expense (benefit)	6,564	2,427		18,733	(4,530)	23,194

Income (loss) after tax and before equity in earnings of investee	9,822	4,507		37,810	(8,414)	43,725
Equity in earnings of investee, net of tax expense of $1,332				2,475		2,475

Net income (loss)	$9,822	$4,507		$40,285	$(8,414)	$46,200

Combined ratios	96.8%	85.4%

As of September 30, 2003
Total assets	$480,826	$36,082		$1,442,500	$1,463	$1,960,871

(1)
Discontinued in 2002.

        The following table is a reconciliation of our segment results to our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2004	2003	2004	2003
Net investment income	$14,909	$14,975	$43,825	$41,908
Realized gains on investments	6,690	2,712	12,362	14,635

Income from investment segment	21,599	17,687	56,187	56,543
Income (loss) before tax of:
Workers' compensation segment	29,504	8,350	71,442	16,386
Reinsurance segment	(15,776)	2,546	(11,284)	6,934
Parent segment	(4,710)	(4,559)	(14,100)	(12,944)

Income from continuing operations before tax and equity in earnings of investee	30,617	24,024	102,245	66,919
Income tax expense	7,737	8,253	32,231	23,194

Income from continuing operations after tax and before equity in earnings of investee	22,880	15,771	70,014	43,725
Equity in earnings of investee, net of tax expense	1,234	329	4,000	2,475

Income from continuing operations	24,114	16,100	74,014	46,200
Gain on sale of discontinued real estate segment, net of tax expense	1,286		1,286

Net income	$25,400	$16,100	$75,300	$46,200

Note 7. Contingencies

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        At September 30, 2004 and December 31, 2003, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

        In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at September 30, 2004 and December 31, 2003. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

        State guarantee funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company's liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at September 30, 2004.

        Zenith recorded an estimate of $6.7 million (net of expected recoveries of $2.4 million recoverable before the end of 2004) for its expected liability at September 30, 2004 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at September 30, 2004. The estimated expense for Guarantee Fund assessments was $1.4 million and $3.9 million in the three and nine months ended September 30, 2004, respectively, compared to $1.2 million and $3.7 million in the three and nine months ended September 30, 2003, respectively. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        The Florida Special Disability Trust Fund ("SDTF") is a fund established to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. Approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $4.5 million, net of amounts due to reinsurers, at September 30, 2004. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by assessing a fee of 4.52% of premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 42 to 48 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

Litigation

        Zenith National and its subsidiaries are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

Note 8. Discontinued Operations—Gain on Sale of Real Estate Segment

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

        In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $2.0 million before tax ($1.3 million after tax) and $1.8 million before tax ($1.2 million after tax) in the third quarter of 2004 and fourth quarter of 2003, respectively. These gains represent our share of MTH Nevada's profits for the twelve months ended September 30, 2004 and 2003, respectively, under the earn-out provisions of the sale. We expect to receive an additional payment in 2005, but we are unable to estimate the amount.

Note 9. Non-Cash Financing Activities

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

Note 10. Sale of Zenith National Common Stock by Fairfax Financial Holdings Limited

        In June 2004, at the request of Fairfax Financial Holdings Limited, a Toronto-based financial services holding company ("Fairfax"), Zenith National filed a registration statement with the Securities and Exchange Commission relating to the sale of up to 3.5 million shares of its common stock by certain subsidiaries of Fairfax. Under this registration statement, on July 30, 2004, Fairfax and its subsidiaries sold 3.1 million shares of Zenith National common stock. Prior to the sale, Fairfax and its subsidiaries owned approximately 7.8 million shares, or 41% of the total outstanding shares of Zenith National common stock (not including shares issuable upon conversion of the Convertible Notes held by such companies). After the sale, Fairfax and its subsidiaries owned 4.7 million shares, or 24% of the total outstanding shares of Zenith National common stock (not including the shares issuable upon conversion of the Convertible Notes held by such companies). Zenith National did not sell any shares in the offering. In addition, in connection with the offering, Fairfax and certain of its subsidiaries entered into agreements with the underwriters associated with the sale to prohibit Fairfax and its subsidiaries from directly or indirectly transferring any of their shares of Zenith National common stock, other than pursuant to the offering, for a period ending on January 23, 2005.

Note 11. Recently Issued Accounting Pronouncement

        In September 2004, the Emerging Issues Task Force reached consensus on Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). The guidance requires companies to include shares issuable under convertible debt in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. We will adopt EITF 04-08 as of December 31, 2004. The initial adoption of EITF 04-08 will not have an impact on the way we report 2004 results of operations of the Company because our calculation of diluted earnings per share already includes shares issuable under our Convertible Notes (see Note 3). We will restate the 2003 diluted earnings per share amounts presented for comparative purposes.

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

1)
Revenues. Our workers' compensation premium revenues continued to increase in the three and nine months ended September 30, 2004. Although we reduced our workers' compensation rates in California for new and renewal policies effective July 1, 2004, earned premiums on new policies in the quarter had a greater impact than the decrease in premiums attributable to the reduction in rates on renewal policies and the impact of policies that did not renew with us.

2)
Income (Loss) of Workers' Compensation and Reinsurance Segments. We derive the majority of our earnings from our investment portfolio and the results of operations of our workers' compensation and reinsurance segments. Whereas the investment portfolio produces a relatively stable source of earnings, the results of our workers' compensation segment are more variable in the long run, and losses from catastrophes can cause significant fluctuations in the results of our reinsurance segment at any time.

(a)
Workers' Compensation. Income from our workers' compensation segment in the three and nine months ended September 30, 2004 continued to show improvement compared to the corresponding periods in 2003. We continue to focus on achieving a favorable combined ratio in our workers' compensation segment, particularly in view of the very low level of interest rates.

  (b)
  Reinsurance. The results of the reinsurance segment for the three and nine months ended September 30, 2004 include estimated catastrophe losses from Hurricanes Charley, Frances, Ivan and Jeanne of $18.5 million, or $12.0 million after tax ($0.49 per diluted share).

3)
Loss Reserves. In the third quarter of 2004, our California workers' compensation paid loss data showed some preliminary signs of a favorable change in the inflation trend. We review loss reserve estimates in the aggregate and by accident year every quarter and, as of September 30, 2004, our aggregate loss reserve estimates continued to be adequate but we revised the allocation of our workers' compensation loss reserves by accident year to reflect our current view of inflation trends. Loss reserve estimates in our reinsurance segment related to estimates of the impact of the recent hurricanes are subject to the uncertainty of estimating the impact of such an unusual series of events.

4)
Investment Segment. We increased our investment portfolio by about $257 million in the nine months ended September 30, 2004 as a result of favorable cash flow from operations. We expect favorable cash flow to continue. In view of the uncertainty of the outlook for interest rates, we are continuing to take a cautious approach in our investment portfolio by maintaining substantial amounts of short-term investments. Realized gains on investments in the third quarter of 2004 include $3.1 million ($2.1 million after tax) from our participation in a real estate joint venture.

5)
Stockholders' Equity. We continued to build our stockholders' equity, which increased from $20.27 per share at December 31, 2003 to $23.82 per share at September 30, 2004.

Results of Operations

Summary Results by Segment

        Our business is comprised of the following segments: investments; workers' compensation; reinsurance; and parent. Our real estate segment was discontinued in 2002. Income from operations of the investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our workers' compensation and reinsurance segments. Income (loss) from operations of the workers' compensation and reinsurance segments is determined solely by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned. Loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National. The comparative results of operations by segment for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2004	2003	2004	2003
Net investment income	$14,909	$14,975	$43,825	$41,908
Realized gains on investments	6,690	2,712	12,362	14,635

Income from investment segment	21,599	17,687	56,187	56,543
Income (loss) before tax of
Workers' compensation segment	29,504	8,350	71,442	16,386
Reinsurance segment	(15,776)	2,546	(11,284)	6,934
Parent segment	(4,710)	(4,559)	(14,100)	(12,944)

Income from continuing operations before tax and equity in earnings of investee	30,617	24,024	102,245	66,919
Income tax expense	7,737	8,253	32,231	23,194

Income from continuing operations after tax and before equity in earnings of investee	22,880	15,771	70,014	43,725
Equity in earnings of investee, net of tax expense	1,234	329	4,000	2,475

Income from continuing operations	24,114	16,100	74,014	46,200
Gain on sale of discontinued real estate segment, net of tax expense	1,286		1,286

Net income	$25,400	$16,100	$75,300	$46,200

        The key operating goal for our insurance business is to achieve a combined ratio of 100% or lower. The combined ratio is the sum of net incurred losses and loss adjustment expenses and underwriting and other operating expenses expressed as a percentage of net premiums earned. Results of operations and the combined ratios of the workers' compensation and reinsurance segments for the three and nine months ended September 30, 2004 and 2003 are set forth in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2004	2003	2004	2003
Net premiums earned:
Workers' compensation:
California	$157,181	$120,272	$456,172	$322,614
Outside California	70,547	64,931	205,988	189,475

Total workers' compensation	227,728	185,203	662,160	512,089
Reinsurance	11,988	15,509	34,186	47,484

Total	$239,716	$200,712	$696,346	$559,573

Income (loss) before tax from operations of:
Workers' compensation	$29,504	$8,350	$71,442	$16,386
Reinsurance	(15,776)	2,546	(11,284)	6,934

Combined loss and expense ratios:
Workers' compensation:
Loss and loss adjustment expense	63.9%	70.1%	65.8%	70.6%
Underwriting and other operating expense	23.1%	25.4%	23.4%	26.2%

Combined ratio	87.0%	95.5%	89.2%	96.8%

Reinsurance:
Loss and loss adjustment expense	214.1%	63.3%	107.9%	66.9%
Underwriting and other operating expense	17.5%	20.3%	25.1%	18.5%

Combined ratio	231.6%	83.6%	133.0%	85.4%

Workers' Compensation Segment

        Rising costs in recent years have necessitated significant rate increases, particularly in California. Overall rate increases in 2003 were 35%, including 46% in California. However, effective for new and renewal polices on January 1, 2004, we left our California rates unchanged. On July 1, 2004, we reduced our California rates by 10% for new and renewal policies effective July 1, 2004 after a second round of reform legislation (discussed below under "California Workers' Compensation Reform Legislation") was enacted in California. Our workers' compensation net premiums earned increased in the three and nine months ended September 30, 2004 compared to the corresponding periods in 2003 because of the carryover effect of rate increases implemented during 2003 and because of new policies written in 2004.

        Income from operations and the combined ratio of our workers' compensation segment improved in the three and nine months ended September 30, 2004 compared to the corresponding periods in 2003 as recent rate increases have exceeded the estimated increases in loss costs leading to a lower loss ratio and lower expense ratio in the three and nine months ended September 30, 2004 compared to the comparable periods in 2003.

        Premiums and number of policies in-force in California and outside of California were as follows:

	California		Outside of California
(Dollars in millions)	Premiums in-force	Policies in-force	Premiums in-force	Policies in-force
September 30, 2004	$702.3	26,700	$304.1	15,900
December 31, 2003	587.9	25,900	277.8	15,600
September 30, 2003	532.0	25,400	283.6	15,900
December 31, 2002	350.2	22,600	259.2	16,900

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

	Annual Increase in Insured Payroll
Policies in-force at September 30,
	California Only	Total Company
2004	21%	16%
2003	10	8

        Net premiums earned in the three and nine months ended September 30, 2004 are net of $25.1 million and $72.8 million, respectively, of ceded premiums earned under a 10% quota share ceded reinsurance agreement with Odyssey America Reinsurance Corporation, a subsidiary of Fairfax Financial Holdings Limited ("Fairfax"), a Toronto-based financial services holding company. Net premiums earned in the three and nine months ended September 30, 2003 are net of $20.4 million and $56.4 million, respectively, of the ceded premiums in connection with that agreement. This quota share agreement will end on December 31, 2004.

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

        As provided for by legislation enacted in California in 2002, changes in indemnity benefits will increase total costs by 2.8% effective January 1, 2005 (and by 2.7% on January 1, 2006). After we have obtained further data about our loss cost trends though the fourth quarter of 2004, we will make a decision about what changes, if any, are appropriate for our California premium rates.

Reinsurance Segment

        Income or loss from operations and the combined ratio of the reinsurance segment fluctuate significantly depending upon the incidence or absence of large catastrophe losses. The results of the reinsurance segment for the three and nine months ended September 30, 2004 include catastrophe losses net of related reinstatement premiums from Hurricanes Charley, Frances, Ivan and Jeanne of $18.5 million, or $12.0 million after tax ($0.49 per diluted share). There were no catastrophe losses in the three and nine months ended September 30, 2003. Other than the catastrophe losses, the results of the reinsurance segment were comparable between the periods presented.

        Estimating catastrophe losses in the reinsurance business is highly dependent upon the nature and timing of the event and Zenith's ability to obtain timely and accurate information with which to estimate its liability to pay losses. Estimates of the impact of catastrophes on the reinsurance segment are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon any reinterpretation of existing information. A further discussion regarding the uncertainty surrounding catastrophe loss reserve estimates follows under "Loss Reserves."

Parent Segment

        Loss from operations of the parent segment before tax for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2004	2003	2004	2003
Interest expense	$(3,295)	$(3,452)	$(9,762)	$(8,898)
Parent expenses	(1,415)	(1,107)	(4,338)	(4,046)

Loss from operations	$(4,710)	$(4,559)	$(14,100)	$(12,944)

        Interest expense in the nine months ended September 30, 2004 was higher than in the comparable period in 2003 because of the interest on our Convertible Notes, which were issued at the end of the first quarter of 2003. Interest on the Convertible Notes is added back to net income in the computation of diluted earnings per share (see Note 3 to the Consolidated Financial Statements).

Income Taxes

        In the third quarter of 2004, legislation was enacted in California to clarify the taxation of dividends received from insurance subsidiaries in the determination of taxable income for the California Franchise tax. As a result, we have reduced a provision for prior years taxes by $2.6 million in the third quarter of 2004 which reduced income tax expense in the three and nine months ended September 30, 2004.

Equity Investee—Advent Capital

        We account for our proportionate share of Advent Capital (Holdings) PLC's ("Advent Capital") results of operations on a one quarter lag. Advent Capital also participates in assumed reinsurance for catastrophe losses and, accordingly, our share of their net income, which we will record in the fourth quarter of 2004, will reflect losses from Hurricanes Charley, Frances, Ivan and Jeanne. We are currently unable to estimate the amount of any such impact, but we expect that our equity share of Advent Capital's results will be a loss in the fourth quarter of 2004.

Discontinued Real Estate Segment

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

        In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $2.0 million before tax ($1.3 million after tax) and $1.8 million before tax ($1.2 million after tax) in the third quarter of 2004 and fourth quarter of 2003, respectively. These gains represent our share of MTH Nevada's profits for the twelve months ended September 30, 2004 and 2003, respectively, under the earn-out provisions of the sale. We expect to receive an additional payment in 2005, but we are unable to estimate the amount.

Loss Reserves

        At September 30, 2004 and December 31, 2003, our estimated liabilities for unpaid losses and loss adjustment expenses ("loss reserves") were as follows:

(Dollars in millions)	September 30, 2004	December 31, 2003
Workers' compensation:
Unpaid loss and loss adjustment expenses	$1,289	$1,086
Receivable from reinsurers and state trust funds for unpaid losses	266	230

Unpaid loss and loss adjustment expenses, net of reinsurance	$1,023	$856

Reinsurance:
Unpaid loss and loss adjustment expenses	$136	$135
Receivable from reinsurers for unpaid losses	—	—

Unpaid loss and loss adjustment expenses, net of reinsurance	$136	$135

Total:
Unpaid loss and loss adjustment expenses	$1,425	$1,221
Receivable from reinsurers and state trust funds for unpaid losses	266	230

Unpaid loss and loss adjustment expenses, net of reinsurance	$1,159	$991

        The estimate of the amount for claims arising from accidents or events which have not yet been reported is commonly known in the industry as "incurred but not reported" or "IBNR". IBNR, net of reinsurance, which was included in the net reserves at September 30, 2004 and December 31, 2003, was as follows:

(Dollars in millions)	September 30, 2004	December 31, 2003
Workers' compensation	$219.1	$143.2
Reinsurance	59.0	46.3

	$278.1	$189.5

        We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. At the end of every quarter, we perform a comprehensive review of our loss reserves and any changes in loss reserve estimates are reflected in our results of operations during the period in which the changes are made. Adverse development of previously estimated loss reserves results in a charge to our earnings and favorable development results in an increase in our earnings.

        Our actuaries produce a point estimate using the results of various methods of estimation. However, these various methods do not produce separate point estimates. The point estimate is prepared as follows: Our actuaries prepare reserve estimates based upon paid loss patterns, incurred loss patterns and claim count methods for all accident years. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred methods. For the more recent accident years, our actuarial estimate is based on both the paid loss patterns and assumed rates of inflation. Since the number of claims is relatively certain, the inflation assumption is the key assumption in establishing loss reserve estimates for these years. Management establishes loss reserve estimates in the financial statements that provide for substantial rates of inflation and at September 30, 2004 the loss reserves, net of reinsurance ceded, recorded in the financial statements were $1,159 million compared to the actuarial point estimate of loss reserves, of $1,149 million. We believe that this difference is not significant in the context of the amounts being estimated, because the difference is less than the difference that a change of 1% in the assumed inflation rate would produce.

Workers' Compensation Loss Reserves

        The principal uncertainty in our workers' compensation loss reserve estimates at this time is caused by the trend of increasing severity or inflation. Severity is the average cost of a claim, which has increased consistently over recent years. We have observed this continuing inflationary trend in the amounts we have already paid for claims in recent accident years, and we have assumed that our estimate of the ultimate cost of these claims, and, therefore, our loss reserve estimates, must reflect substantial rates of inflation. Considerable judgment is required in estimating losses for recent accident years because the ultimate amount we will have to pay will not be known for many years.

        When we estimate our loss reserves, one important way we look at information is by accident year. This allows us to look at the year over year change in claim severity, or inflation—our most important assumption in establishing adequate loss reserve estimates. By making assumptions about the annual rate of inflation, we produce an estimate for total loss reserves and an allocation of the loss reserve estimate by accident year. Any changes in our assumptions about inflation rates will cause a change in our loss reserve estimates, although our view of the adequacy of the total loss reserve estimate may be unchanged if the effect of the change in the inflation assumptions has the effect of reallocating the loss reserve estimate among accident years.

        At September 30, 2004, the accident year paid loss inflation rates in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

								Assumed Inflation in Selected Ultimate Loss Estimate
	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)
Accident year								September 30, 2004
	9	21	33	45	57	69	81
1998	18%	8%	10%	9%	9%	11%	12%	13%
1999	13	16	14	14	15	15		16
2000	(4)	9	11	13	13			15
2001	19	16	16	15				18
2002	2	2	3					6
2003	12	3						17
2004	(8)							13

        We expect that California workers' compensation reform legislation that was enacted in September 2003 and April 2004 will cause the trend of cost increases in California to change and trend lower in the long-run. Quantifying the impact of the legislation is subject to considerable uncertainty due to many factors, among which are the role of government in operating the system and its efforts to fight fraud; the relative insensitivity of the California system to cost reductions; the experimental nature of many of the reforms; the fact that some of the reforms may increase operating costs or loss costs; the fact that several key reforms will not become effective until January 1, 2005; the long learning curve which will be necessary by all participants in the system to implement the changes; and the risk and cost of litigation.

        The data in the third quarter of 2004 for accident years 2002 through 2004 suggest that inflation rates for these accident years may be lower than we have experienced in the preceding accident years and lower than we have previously estimated. Therefore, at the end of the third quarter of 2004 we were more comfortable with lower inflation assumptions than we have used to estimate loss reserves in prior quarters this year for accident years 2003 and 2004, but we will continue to monitor the data and update our assumptions accordingly.

        Our inflation assumptions at September 30, 2004 resulted in a reallocation of loss reserve estimates by accident year primarily from 2004 and 2003 to older accident years prior to 1998. The net increase in loss reserves during the nine months ended September 30, 2004 for accident years 2003 and prior was approximately $20 million, or 2% of estimated workers' compensation reserves at December 31, 2003.

        Different assumptions about the inflation rates would change our workers' compensation loss reserve estimates. If the average annual inflation rates for each of the accident years 2001 through 2004 were increased or decreased by 1 percentage point in each year, our loss reserve estimates at September 30, 2004 would increase or decrease by about $34 million.

        In the first two quarters of 2003, we observed an approximate 2% increase in the paid loss inflation rates for the 2000 and 2001 accident years. In the nine month ended September 30, 2003, we increased our estimate of workers' compensation losses during the first two quarters of 2003 for principally the 2000 and 2001 accident years by about $14 million, or approximately 2% of estimated workers' compensation reserves at December 31, 2002.

Reinsurance Loss Reserves

        Loss reserve estimates in our reinsurance segment are subject to uncertainties that are inherent to the reinsurance business. As a reinsurer, we are further removed from original loss events than we would be as a primary insurer. Therefore, we are subject to longer reporting lags. We are also subject to the estimates that the companies we reinsure make before they determine when, if and how much to report to us. When we are estimating losses for catastrophes, our estimates are highly dependent upon the nature and timing of the event and our ability to obtain timely and accurate information with which to estimate our liability. Therefore, our loss reserve estimates may be subject to a higher risk of development when we report our results of operations after a large catastrophe loss has occurred.

        In the third quarter of 2004, there were four hurricanes (Charley, Frances, Ivan and Jeanne) that impacted the Southeastern United States of America and certain parts of the Caribbean. At this time there is considerable uncertainty regarding the amount of monetary loss that will be borne by reinsurance companies as a result of these hurricanes. Among the uncertainties surrounding these events, is the determination of which event may have caused particular losses in areas that were impacted by more than one of the hurricanes, given the unusually short period of time in which these events occurred.

        We have estimated our losses from these hurricanes by examining each of our reinsurance contracts and estimating the potential impact from each event. We have arrived at our estimate of the impact using reported losses and estimated losses provided by the companies we reinsure and by estimating the probable losses on other contracts that we expect to be impacted, based on published estimates of the losses for each event. Estimates of the impact of these hurricanes are based on the information that is currently available and such estimates could change based on any new information that becomes available or based upon any reinterpretation of existing information.

Investment Segment

        The investment portfolio increased in the nine months ended September 30, 2004 principally as a result of favorable cash flow from the workers' compensation segment.

        The increase in investment income in the nine months ended September 30, 2004 compared to the corresponding period in 2003 was the result of the increase in our investment portfolio. The average yields on the investment portfolio in the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Before tax(1)	3.6%	4.4%	3.7%	4.4%
After tax	2.4%	2.9%	2.4%	2.9%

(1)
Reflects the pre-tax equivalent yield on tax-exempt securities.

        At September 30, 2004, our investment portfolio was comprised of 69% fixed maturity securities, 22% short-term investments, 5% equity securities and 4% other investments including mortgage loans and our investment in Advent Capital. At December 31, 2003, our investment portfolio was comprised of 71% fixed maturity securities, 19% short-term investments, 4% equity securities and 6% other investments including mortgage loans and our investment in Advent Capital. Fixed maturity securities include primarily corporate debt, U.S. Government securities, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). Of the fixed maturity portfolio, including short-term investments, 97% were rated investment grade at September 30, 2004 and at December 31, 2003. The average maturity of the fixed maturity portfolio, excluding short-term investments, was 6.5 years and 7.3 years at September 30, 2004 and December 31, 2003, respectively.

        Certain securities, amounting to 91% of the investments in fixed maturity securities and short-term investments at September 30, 2004 and December 31, 2003 are identified as available-for-sale. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders' equity decreased by $3.8 million after deferred tax from December 31, 2003 to September 30, 2004 as a result of changes in the fair values of such fixed maturity investments.

        The unrealized net gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

		Available-for-Sale
(Dollars in thousands)	Held-to-Maturity Before Tax
		Before Tax	After Tax
September 30, 2004	$2,220	$19,939	12,960
December 31, 2003	1,812	25,708	16,710

        Realized gains on investments in the third quarter of 2004 include $3.1 million from our participation in a real estate joint venture.

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

        For the three and nine months ended September 30, 2004 and 2003, write-downs reduced realized gains on investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)
	2004	2003	2004	2003
Write-downs	$0	$213	$68	$2,828

        The write-down in 2004 was attributable to the impairment of an equity security with a cost basis of $0.1 million before the write-down. The write-downs in 2003 were principally attributable to the impairment of two limited partnership investments.

        We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value in the three and nine months ended September 30, 2004 and 2003, and that our remaining unrealized losses are not other-than-temporary. We base this conclusion on our current knowledge of the issuers of these securities and our presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for twelve years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

        Future earnings would be negatively impacted by any future write-downs of securities associated with other-than-temporary declines of their fair values. Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. Set forth below is information about unrealized gains and losses in our investment portfolio at September 30, 2004:

	Securities with
(Dollars in thousands)	Unrealized Losses	Unrealized Gains
Fixed maturity securities:
Fair value	$424,318	$808,802
Amortized cost	429,270	781,691
Unrealized (loss) gain	(4,952)	27,111
Fair value as a percentage of amortized cost	98.8%	103.5%
Number of security positions held	62	227
Number individually exceeding $0.5 million (loss) gain	1	6
Concentration of unrealized (losses) or gains by type or industry:
Municipal bonds	$(1,375)	$1,362
U.S. Treasury	(1,129)	257
Insurance	(736)	6,594
Machinery & equipment	(706)	1,193
Other	(1,006)	17,705

Total	$(4,952)	$27,111

Fixed maturity securities:
Investment grade:
Fair value	$403,345	$775,419
Amortized cost	407,239	749,299
Fair value as a percentage of amortized cost	99.0%	103.5%
Non-investment grade:
Fair value	$20,973	$33,383
Amortized cost	22,031	32,392
Fair value as a percentage of amortized cost	95.2%	103.1%
Equity securities:
Fair value	$19,598	$68,027
Cost	21,744	28,051
Unrealized (loss) gain	(2,146)	39,976
Fair value as a percentage of cost	90.1%	242.5%
Number of security positions held	11	19
Number individually exceeding $0.5 million (loss) gain	1	1

        At September 30, 2004, $38.7 million of the unrealized gain on equity securities is attributable to an investment in 1.0 million shares of common stock of Wynn Resorts, Limited with a cost basis of $13.0 million.

        The table that follows sets forth the maturities of fixed maturity securities at September 30, 2004, based on their fair values:

	Securities with
(Dollars in thousands)	Unrealized losses	Unrealized gains
Maturity categories:
1 year or less	$21,181	$31,152
After 1 year through 5 years	206,714	352,664
After 5 years through 10 years	144,867	299,223
After 10 years	51,556	125,763

	$424,318	$808,802

        The table below sets forth information about fixed maturity securities and equity securities with unrealized losses at September 30, 2004:

(Dollars in thousands)	Fair value	Unrealized loss	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Exceeding $0.1 million at September 30, 2004 and for:
Less than 3 months (2 issues)	$75,117	$(284)	99.6%
3-6 months (3 issues)	127,981	(1,698)	98.7
6-12 months (5 issues)	22,861	(836)	96.5
Greater than 12 months (5 issues)	23,151	(915)	96.2
Less than $0.1 million at September 30, 2004 (47 issues):	175,208	(1,219)	99.3

	$424,318	$(4,952)	98.8%

Equity securities with unrealized losses:
Exceeding $0.1 million at September 30, 2004 and for:
Less than 3 months (3 issues)	$5,456	$(748)	87.9%
3-6 months (2 issues)	4,290	(483)	89.9
6-12 months (2 issues)	2,087	(667)	75.8
Less than $0.1 million at September 30, 2004 (4 issues):	7,765	(248)	96.9

	$19,598	$(2,146)	90.1%

        The following is a summary of securities sold at a loss in the three and nine months ended September 30, 2004:

(Dollars in thousands)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Fixed maturity securities:
Realized losses on sales	$(1)	$(2,145)
Fair value at the date of sale	1,231	203,545
Number of securities sold	2	15
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months		$(1,458)
6-12 months		(686)
Greater than 12 months	$(1)	(1)
Equity securities:
Realized losses on sales	$(354)	$(969)
Fair value at the date of sale	3,369	16,194
Number of securities sold	5	18
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(162)	$(777)
3-6 months	(192)	(192)

        At the time we sold these investments, we had the ability to hold them for a sufficient time for them to recover their values and the sales were not related to any liquidity needs. However, our intent to hold them changed because we changed our conclusion about the outlook for the performance of the issuer or its industry. In some cases, we may have decided that our overall exposure to a particular issue or type of security or concentration within an industry should be reduced as part of ongoing portfolio management and asset allocation. At September 30, 2004, those securities which we are holding in our portfolio with an unrealized loss were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

        In July 2003, Zenith Insurance extended a $15.0 million loan, bearing an interest rate of 12% and maturing on June 30, 2005, to a real estate limited liability company that is developing approximately 590 acres of land located in Santa Barbara County, California. Under the loan agreement, we are entitled to 20% of certain of the development company's net profits on any sale of the land. In October 2004, the development company entered into an agreement with a third party to sell the approximately 590 acres of land at a profit. The sale is expected to close in December 2004. If the transaction closes, we expect the loan to be repaid in full and to receive our share (estimated at approximately $2 million to $3 million before tax) of the development company's net profits on the sale in the fourth quarter of 2004.

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

        Our excess of loss reinsurance provides protection for domestic acts of terrorism (excluding nuclear, biological and chemical attacks for losses in excess of $10.0 million). We have purchased additional reinsurance for foreign acts of terrorism in the amount of $9.0 million in excess of a retention of $1.0 million for 2004. In addition, for 2004, we have purchased reinsurance for foreign acts of terrorism, excluding nuclear, biological and chemical attacks, up to losses of $68.0 million in excess of $10.0 million, except that we have retained $10.0 million, or 50%, of any aggregate losses between $20.0 million and $40.0 million.

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

        The Act contemplates that affiliated insurers will be treated collectively as one entity by the U.S. Treasury Department for purposes of calculating direct earned premiums and, therefore, an insurer's deductible. As of June 30, 2004, companies controlled by Fairfax owned approximately 41% of our outstanding common stock (not including shares issuable upon conversion of Convertible Notes held by such companies). Fairfax has disclaimed any control of Zenith and has granted to a trustee a proxy to vote all of the shares of our common stock held by Fairfax and its subsidiaries in proportion to the voting of all other Zenith National stockholders. In January 2004, we received a final determination from the Treasury Department in which it determined that the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax (the "Fairfax direct earned premiums") are required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. Including the Fairfax direct earned premiums with ours, our deductible for 2004 is approximately $251 million. As a result of the sale of 3.1 million shares of Zenith National common stock by subsidiaries of Fairfax during the third quarter of 2004, Fairfax owns less than 25% of our outstanding common stock at September 30, 2004 (not including shares issuable upon conversion of the Convertible Notes held by affiliates of Fairfax). We have sought a determination from the U.S. Treasury Department as to whether the Fairfax direct earned premiums will continue to be required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. If the Treasury Department determines that the Fairfax direct earned premiums no longer are required to be combined with our direct earned premiums, then our deductible in 2004 would be approximately $82 million.

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

Liquidity and Capital Resources

        Zenith's insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At September 30, 2004 and December 31, 2003, cash and short-term investments in the insurance subsidiaries amounted to $390.5 million and $275.6 million, respectively.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses, and, from time to time, to make capital contributions to Zenith Insurance. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other investments in Zenith National were $42.4 million and $72.4 million at September 30, 2004 and December 31, 2003, respectively. Zenith National's available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

        In March 2004, Zenith National paid $7.6 million to repurchase $8.0 million aggregate liquidation amount of the outstanding Redeemable Securities. Zenith National used its available cash balances to fund these purchases.

        Zenith's Convertible Notes are convertible at each holder's option into shares of Zenith National common stock, par value $1.00 per share ("Zenith National common stock"), under certain circumstances including if the price of Zenith National common stock reaches specified thresholds. The conversion rate of 40 shares (subject to adjustment) for each $1,000 principal amount of the Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith common stock. The Convertible Notes were convertible during the first, second and third quarters of 2004; and $5,000 aggregate principal amount was converted into 200 shares of Zenith National common stock in March 2004. The sale price of Zenith common stock exceeded the conversion price of $25.00 per share at September 30, 2004 by 120% for 20 of the last 30 trading days of the third quarter of 2004. As a result of this event, each holder of the Convertible Notes will have the right to convert their Convertible Notes into Zenith National common stock at a conversion rate of 40 shares per $1,000 principal amount of Convertible Notes during the period beginning on October 1, 2004 and ending on December 31, 2004. The maximum number of shares that could be required to be issued upon conversion of all outstanding Convertible Notes is 5.0 million. Whether the Convertible Notes will be convertible after December 31, 2004 will depend upon the occurrence of the events specified in the indenture governing the Convertible Notes, including the sale price of Zenith National common stock.

        Since January 1, 2002, we have ceded 10% of our premiums for workers' compensation policies effective on or after January 1, 2002 under a quota share reinsurance agreement with Odyssey America Reinsurance Corporation. Quota share reinsurance allows the ceding company (Zenith Insurance) to increase the amount of business it writes while sharing the premiums and associated risks with the assuming company (Odyssey America Reinsurance Corporation). The effect of the quota share reinsurance is similar to providing capital to Zenith Insurance. Other sources of capital for Zenith Insurance are the earnings generated from its insurance and investment operations and, from time to time, contributions of capital from Zenith National. We believe that these other sources of capital are sufficient to support the current operations of Zenith Insurance and we have therefore elected to terminate, effective December 31, 2004, the quota share contract with Odyssey America Reinsurance Corporation. In connection with the termination, Zenith Insurance also elected to reassume the ceded unearned premiums in force as of December 31, 2004. Other than the effect on net premiums earned, the termination of the quota share agreement is not expected to have a material impact on our consolidated financial condition or results of operations.

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

        The table below sets forth the amounts of Zenith's contractual obligations, including interest payable, at September 30, 2004:

	Payments due by period
(Dollars in thousands)	Redeemable securities including interest	Convertible notes	Operating lease commitments	Loss reserves	Total
Less than 1 year	$5,045	$124,995	$6,527	$358,056	$494,623
1-3 years	10,090		9,303	411,609	431,002
3-5 years	10,090		3,968	197,303	211,361
More than 5 years	154,843		330	457,892	613,065

Total	$180,068	$124,995	$20,128	$1,424,860	$1,750,051

        Our contractual obligations under the outstanding Redeemable Securities are comprised of $121.1 million of interest payments over the next 25 years and $59.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $125.0 million of principal that may be due in the fourth quarter of 2004 as a result of conversion because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the fourth quarter of 2004 as a result of the triggering of the contingent conversion condition relative to our stock price at the end of the third quarter of 2004. Whether the notes will be convertible after December 31, 2004 will depend upon the occurrence of events specified in the indenture governing the Convertible Notes, including the sale price of our common stock. If the Convertible Notes are not converted or redeemed prior to the scheduled maturity in 2023, the total interest obligation over the remaining term would be $133.0 million. In addition, Zenith may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

        Zenith's contingent liabilities are discussed in Note 7 to the Consolidated Financial Statements. Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed. We cannot currently predict the timing or the outcome of the contingencies surrounding reinsurance recoverable from Reliance Insurance Company or the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

        Our loss reserves do not have contractual maturity dates. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid in the preceding table. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. We do not expect to have to sell securities or use our credit facilities to pay claims.

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

	Expected Maturity Date
(Dollars in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
As of September 30, 2004
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate (at fair value)	$14,615	$163,530	$196,489	$100,919	$66,509	$691,058	$1,233,120
Weighted average interest rate	2.5%	2.4%	2.7%	3.1%	3.9%	4.9%	4.0%
Short-term investments	$393,846						$393,846
Debt and interest obligations of Zenith:
Convertible Notes(1)	124,995						124,995
Redeemable securities		$5,045	$5,045	$5,045	$5,045	$159,888	180,068
As of December 31, 2003
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate (at fair value)	$90,711	$43,934	$195,209	$80,195	$59,669	$611,644	$1,081,362
Weighted average interest rate	1.7%	1.9%	2.6%	3.5%	3.9%	5.1%	4.1%
Short-term investments	$285,760						$285,760
Debt and interest obligations of Zenith:
Convertible Notes(1)	128,594						128,594
Redeemable securities	5,729	$5,729	$5,729	$5,729	$5,729	$181,580	210,225

(1)
The Convertible Notes are shown with an expected maturity date in 2004 because the holders have the right to convert their notes into our common stock during the fourth quarter of 2004 (See discussion of the Convertible Notes under "Liquidity and Capital Resources" and "Contractual Obligations and Contingent Liabilities" in this MD&A).

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

Item 6. Exhibits

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
3.9	By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.1	Change in Terms Agreement, dated July 22, 2004, between Zenith National Insurance Corp., a Delaware corporation, and City National Bank, N.A.
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

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2004.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
10.1	Change in Terms Agreement, dated July 22, 2004, between Zenith National Insurance Corp., a Delaware corporation, and City National Bank, N.A.
31.1	Certification of the CEO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
32	Certification of the CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Zenith National Insurance Corp. and Subsidiaries Form 10-Q For the Quarter Ended September 30, 2004
Table of Contents
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
EXHIBIT INDEX