Form 10-K
period 2004-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2005-02-17
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

        The aggregate market value of the voting stock of the registrant held by non-affiliates of Zenith National Insurance Corp. on June 30, 2004 was $538,757,000 (based on the closing sale price of such stock on such date).

        At February 14, 2005, there were 19,617,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,577,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2004 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2005 Annual Meeting of Stockholders — Part III.

Total number of pages 60

Exhibit Index located on pages 32-40

Table of Contents
Zenith National Insurance Corp. and Subsidiaries
Index to Financial Statements, Schedules and Exhibits

Item 1. Business.
General

        Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance"), ZNAT Insurance Company ("ZNAT Insurance") and Zenith Star Insurance Company ("Zenith Star"), (collectively, "Zenith"), in the workers' compensation insurance business, nationally, and assumed reinsurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries.

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

        At December 31, 2004, Zenith had approximately 1,600 full-time employees. The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

        Zenith's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders (which is filed as an exhibit to this report) are made available free of charge on its website at www.thezenith.com as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Also available at our website are the following corporate governance materials: Code of Business Conduct and Ethics; Code of Ethics for Senior Financial Officers (which applies to Zenith's Chief Executive Officer, Chief Financial Officer and Controller); Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In addition, amendments to, or waivers of, the Code of Ethics for Senior Financial Officers will be posted to our website or contained in a Form 8-K filed within four business days after any such amendment or waiver. Any of the foregoing material may also be obtained, free of charge by written request to: Corporate Secretary, Zenith National Insurance Corp., 21255 Califa Street, Woodland Hills, CA 91367-5021.

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

Combined ratio
The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of the net incurred loss and loss adjustment expenses to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to the net premiums earned.
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
Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to the insurer or reinsurer.
In-force premiums	Premiums billed or to be billed on all policies not yet expired.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss ratio	Net incurred losses expressed as a percentage of net premiums earned.
Loss and loss adjustment expense ratio	The sum of net incurred losses and loss adjustment expenses expressed as a percentage of net premiums earned.
Net premiums earned	The portion of net premiums written applicable to the expired period of policies.
Policyholder dividend	A policy upon which a portion of the premium may be repaid to the policyholder after expiration depending upon the loss experience.
Policyholders' surplus
The amount remaining after all liabilities are subtracted from all admitted assets, as determined in accordance with statutory accounting practices. This amount is regarded as financial protection to policyholders in the event an insurance company suffers unexpected or catastrophic losses.
Reinstatement premium	An additional premium paid after a claim on a catastrophe reinsurance contract to renew the contract for the unexpired term.

Reinsurance	A transaction in which an original insurer, or ceding company, remits a portion of the premium to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a portion of the risk.
Reserves or loss reserves	The balance sheet liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.
Retention	The amount of loss(es) from a single occurrence or event which is paid by the company prior to the attachment of excess of loss reinsurance.
Retrocession	A reinsurance of reinsurance assumed.
Retrospectively-rated policy	A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.
Statutory accounting practices
Accounting practices prescribed or permitted by the states' departments of insurance. In general, statutory accounting practices address policyholder protection and solvency and are more conservative in presentation of earnings, surplus and assets than accounting principles generally accepted in the United States of America ("GAAP").
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

Description of the Business

        Zenith is in the business of managing insurance and investment risk. Our main business activity is the workers' compensation insurance business and we also operate a small assumed reinsurance business. In addition, Zenith maintains a portfolio of investments, principally in fixed maturity securities, funded by the operating cash flows from our insurance businesses and capital. Investment income from the portfolio is impacted by current and historical interest rates and the amount of operating cash flows generated annually from (or used by) the workers' compensation and reinsurance segments. Results of the workers' compensation and reinsurance segments may fluctuate due to, among other things, the possibility of material and unpredictable catastrophe losses in our reinsurance segment. We measure our performance by our ability to increase stockholders' equity over the long-term.

        Our business is classified into the following segments: workers' compensation; reinsurance; investments; and parent. Our real estate segment was discontinued in 2002. Results and descriptions of Zenith's business segments are contained in the Notes to Consolidated Financial Statements — Note 16 — "Segment Information" in Zenith's 2004 Annual Report to Stockholders, and is hereby incorporated by reference.

  Workers' Compensation Segment

        In the workers' compensation segment, we provide insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment. Zenith's workers' compensation policies are issued to employers who also pay the premiums. The policies provide payments for covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

        Generally, premiums for workers' compensation insurance policies are a function of: (1) the applicable premium rate, which varies with the nature of the employees' duties and the business of the employer; (2) the amount of the insured employer's payroll; and (3) if applicable, a factor reflecting the insured employer's historical loss experience (the "experience modification factor"). Payrolls are affected significantly by changes in employment and wage levels. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited. Except in Florida, where premium rates for workers' compensation insurance are set by the Florida Department of Insurance ("Florida DOI"), Zenith's premium rates for workers' compensation are determined by our actuaries for each state in which we do business. In California, the state with the largest concentration of our workers' compensation business, insurance companies are required by law to set adequate workers' compensation premium rates for their own use. Although the California Insurance Commissioner does not set workers' compensation premium rates, the California Insurance Commissioner adopts and publishes advisory pure premium rates (pure premium rates are rates that would cover expected loss costs but do not contain an element to cover operating expenses or profit). We are not required to use these California advisory rates. Our rates are continually reviewed for adequacy using actuarial analysis of current and anticipated trends in costs. In recent years, significant cost increases have necessitated rate increases particularly in California. However, on July 1, 2004, we reduced our California premium rates by 10% for new and renewal policies effective July 1, 2004, following the workers' compensation reform legislation enacted in October 2003 and April 2004. A discussion of the reform legislation follows on page 5.

        In certain circumstances, a policyholder may be eligible for a return of a portion of the premium based on the loss experience during the policy term, by way of a dividend, calculated and paid after the policy has expired. Alternatively, the policyholder's premium may be adjusted after expiration using a retrospective-rating formula which may also involve additional premium due from the policyholder if loss experience is worse than expected. Although we offer these types of loss-sensitive policies and have written a small number of them, we prefer to offer our customers a policy with a guaranteed cost based on premium rates, payroll and experience modification factors.

        Zenith's long-term strategy in the national workers' compensation industry is to write policies that deliver quality services based on adequate premium rates. During periods of intense competition or other adverse industry conditions, our premium revenue is reduced as employers buy elsewhere because we adhere to a long-standing operating principle that we will not compromise the adequacy of our rates in order to achieve revenue or market share objectives. Our value proposition is that our services, over the long-run, provide employers the opportunity to reduce their experience modification factor and their long-term workers' compensation costs. Our loss prevention services focus on workplace safety, accident and illness prevention and safety awareness training. Claims management services include return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings. Investigation and legal services help to detect and prevent fraud and to pursue favorable resolution of litigated claims. Our premium auditors verify appropriate payroll classifications to assure equitable premium billing. We do not outsource any of our key workers' compensation services, including legal services which are provided by our in-house attorneys and supporting staff.

        During 2004, Zenith wrote workers' compensation insurance in 45 states. Prior to 1992, Zenith's workers' compensation segment was concentrated principally in California. We expanded into Texas in 1992 with other states following shortly thereafter. Florida operations commenced with the acquisition of the Associated General Commerce Self-Insurers' Trust Fund ("AGC") on December 31, 1996. On April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The RISCORP Acquisition added workers' compensation business in Florida and other states in the Southeast, principally in North Carolina and Alabama. In recent years, California has offered us the best opportunity to profitably expand our business and has become the state in which the majority of our net premiums are derived. Florida is our second largest state of operations. Net premiums earned for each of the years ended December 31, 2004, 2003 and 2002 for California, Florida and other states, are set forth in the table below:

(Dollars in thousands)	2004	%	2003	%	2002	%
California	$621,284	68.9%	$458,312	64.3%	$277,120	55.0%
Florida	152,007	16.9	126,333	17.7	97,925	19.4
Other	128,756	14.2	128,151	18.0	128,814	25.6

Net Premiums Earned	$902,047	100.0%	$712,796	100.0%	$503,859	100.0%

        Zenith's national workers' compensation operations are conducted through offices maintained throughout the country. There are six offices in California, two in Florida and offices in each of Texas, Illinois, Pennsylvania, North Carolina and Alabama.

        The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of the net incurred loss and loss adjustment expenses to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to the net premiums earned. The key operating goal for our insurance segments is to achieve a combined ratio of 100% or lower. Earned premiums and the combined ratios of our workers' compensation and reinsurance segments and results of our other business segments for the each of the three years ended December 31, 2004, are set forth in the "Results of Operations" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and in Note 16 — "Segment Information" in Zenith's 2004 Annual Report to Stockholders and are hereby incorporated by reference.

        Workers' Compensation Reform Legislation.    The concentration of Zenith's business in California and Florida makes the results of our operations dependent on trends that are characteristic of these states as compared to national trends, for example, state legislation, local competition and workers' compensation inflation trends in such states.

        In California, workers' compensation reform legislation was enacted in October 2003 and April 2004 with the principal objectives of lowering the trend of increasing costs and improving fairness in the system. The principal changes in the legislation of October 2003 are as follows: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor and physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician; and 6) a presumption of correctness is to be afforded to the evidence-based medical utilization guidelines developed by the American College of Occupational and Environmental Medicine.

        The principal changes in the legislation of 2004 are as follows: 1) employers and insurers are authorized, beginning in 2005, to establish networks of medical providers within which injured workers are required to be treated (an independent medical review would be allowed if the claimant disputes the treatment recommended in the network only after obtaining the opinions of three network physicians); 2) within one working day of filing a claim form, a claimant must be afforded necessary treatment for up to $10,000 in medical fees (however, employers and insurers still have up to 90 days to investigate the compensability of a claim); 3) a methodology for apportioning disabilities between work-related and non-work related causes was created and employers will only be liable for the portion of permanent disability that is directly work-related; 4) Temporary Disability ("TD") benefits are not to exceed 104 weeks within 2 years of the first TD payment, but cases with certain specified injuries will be allowed up to 240 weeks of TD benefits within 5 years of the date of injury; 5) Permanent Disability ("PD") ratings are based on a new, objective disability rating schedule effective January 1, 2005 (and for some injuries prior to January 1, 2005) as well as upon the injured workers' diminished future earning capacity, rather than their ability to compete in the open labor market (PD benefits were revised to make available higher benefits to more severely injured workers and lower benefits to less severely injured workers); 6) incentives were created to encourage employers to offer return-to-work programs; and 7) new medical-legal processes for resolving disputed medical issues were created.

        In Florida, legislation was enacted effective October 1, 2003, which provides changes to the workers' compensation system. Such changes are designed to expedite the dispute resolution process, provide greater compliance and enforcement authority to combat fraud, revise certain indemnity benefits and increase medical reimbursement fees for physicians and surgical procedures. One of the intended outcomes of the legislation is a reduction in the overall costs associated with delivering workers' compensation benefits in the state of Florida. The premium rates that we and other insurance companies use for workers' compensation insurance in Florida are set by the Florida DOI. The Florida DOI decreased premium rates by an average of 14%, effective October 1, 2003, which offsets a previous average increase in premium rates as of April 1, 2003. Effective January 1, 2005, the Florida DOI decreased premium rates by an average of 5.1%.

        In both California and Florida, the major risk factor associated with these recent legislative changes is the impact the changes will have on the operation of the workers' compensation system, including the trend of loss costs. In California, where we file and use our own premium rates, we believe that a measured and gradualistic response is appropriate to estimating the future impact of the California workers' compensation legislation because there is considerable uncertainty as to how some of the provisions will impact the behavior of the various participants in the California workers' compensation system and because some of the provisions did not become effective until January 1, 2005. Although we expect that, when fully implemented, the legislation should result in a lower trend of cost increases than we had experienced prior to the legislation, we cannot currently estimate the amount or the timing of the effects of such legislation. We reduced our California rates by 10% for new and renewal policies effective July 1, 2004. As provided for by legislation enacted in California in 2002, changes in indemnity benefits will increase total costs by 2.8% effective January 1, 2005 (and will further increase total costs by 2.7% on January 1, 2006). We filed premium rates in California for use on or after January 1, 2005 that reflect an overall decrease of 1.5% from the rates in effect since July 1, 2004. After we have obtained further data about our loss cost trends, we will decide what changes, if any, are appropriate for our California workers' compensation rates.

        Our insurance company subsidiaries are subject to taxes on their gross premium revenue in lieu of most state income taxes. In California, the premium tax rate is 2.35%. A proposed ballot initiative has been received by the California Attorney General's Office in California which, among other things, would increase the California premium tax rate to 7.0%. We cannot predict if the proposed initiative will receive the required number of signatures for inclusion on a statewide ballot or, if included on such a ballot, whether the initiative would be approved by the California electorate.

  Reinsurance Segment

        Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a portion of the risk. Our reinsurance segment participates in assumed reinsurance transactions in which, typically, the reinsurance coverage being purchased by the ceding company is shared among a number of assuming companies. We currently focus primarily on assumed reinsurance of worldwide property losses from catastrophes and large property risks. In the insurance industry, catastrophes are events such as tornadoes, hurricanes and earthquakes that cause widespread damage. Insurance companies purchase catastrophe reinsurance to protect themselves from the aggregation of losses caused by a large number of claims from policies written in the impacted geographical area. Contract language in catastrophe reinsurance contracts defines which perils will or will not be covered by the reinsurer and certain events such as acts of terrorism or flooding may not be covered, depending upon the terms of the contract.

        We participate in reinsurance contracts that are either proportional in nature, in which the assuming company shares pro rata in the premiums and losses of the ceding company (quota share reinsurance), or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the ceding company's primary insurance premiums (known as excess of loss reinsurance). Depending upon market conditions and other factors, the volume of premiums written fluctuates from year to year. By diversifying the geographical spread of risk and limiting the number of contracts that we write, our assumed reinsurance business is written so that the exposure to reinsurance losses from any one catastrophic event in a worst-case scenario, after the benefit of the applicable premium and reinstatement premium income and income taxes, is not expected to be more than 5% of Zenith's consolidated stockholders' equity (or about $25 million at December 31, 2004).

        The income or loss and the combined ratio of the reinsurance segment fluctuate significantly depending upon the incidence or absence of large catastrophe losses. Consequently, the results of our reinsurance business should be evaluated over the long-term. Since its inception in 1985, the combined ratio of our reinsurance segment through December 31, 2004 was 101.9% on $752.2 million of net premiums earned. Loss reserves, net of reinsurance, at December 31, 2004 in our reinsurance segment were $137.9 million, or 11.4% of consolidated net loss reserves. In 2004, we recorded a loss in our reinsurance segment due to catastrophe losses of $21.1 million before tax ($13.7 million after tax) principally from Hurricanes Charley, Frances, Ivan and Jeanne offset, in part, by a reduction of previously established loss reserves for the World Trade Center loss in 2001. In 2002, estimated catastrophe losses were $0.4 million attributable to European floods otherwise, there were no major catastrophe losses that impacted the reinsurance treaties we wrote in the years ended December 31, 2003 and 2002, and results of the reinsurance segment were a pre-tax profit of $9.6 million and $7.6 million, respectively.

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

        In addition to property reinsurance we have, historically, written reinsurance for liability insurance, such as general business liability coverage, directors' and officers' liability and excess or umbrella coverage. Although we wrote more of this type of business at the beginning of our involvement in the reinsurance business in 1985, liability reinsurance constituted about 22% of our earned reinsurance premiums in the ten years ended December 31, 2004.

  Investments Segment

        Our investments department invests the funds made available by our capital and the cash flows from our workers' compensation and reinsurance segments. The objective of our investments segment is to provide income and realized gains on investments, primarily from investments in fixed maturity securities, consistent with policy guidelines and taking into consideration state regulatory restrictions. Because the exact timing of the payment of claims cannot be predicted with certainty, the insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. The allocation of the portfolio among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. At December 31, 2004, Zenith's consolidated investment portfolio emphasized high-quality, taxable bonds and short-term investments, supplemented by smaller portfolios of municipal bonds, redeemable preferred stocks and other preferred and common stocks. The portfolio of taxable bonds primarily includes U.S. Government securities, mortgage-backed securities issued by the Government National Mortgage Association and corporate bonds diversified to produce a reasonable balance of risk and investment income. Of the fixed maturity portfolio, including short-term investments, 95% of the investments were rated investment-grade at December 31, 2004 compared to 94% at December 31, 2003.

        Income from the investments segment and investment yields for each of the three years ended December 31, 2004 and a discussion of the composition of the investment portfolio at December 31, 2004 and 2003 are set forth under the "Investments" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Zenith's 2004 Annual Report to Stockholders and are hereby incorporated by reference. This information shows the trend of an increasing investment portfolio and increasing investment income as a result of increased operating cash flows moderated by the impact of declining interest rates.

        At December 31, 2004, 92% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders' equity decreased by $4.2 million after deferred taxes from December 31, 2003 to December 31, 2004 as a result of changes in the fair values of such investments.

        From time to time, we also make investments in limited partnerships and real estate joint ventures. The limited partnerships make long-term strategic investments in corporations, many of which are not publicly traded, with a view to exiting the investment position, sometimes after many years. The long-term value of some of these underlying investments are subject to uncertainties, including, in some cases, the impact of foreign economic and political developments. In 2004, we recognized a gain of $11.6 million from one of these partnerships. Our real estate joint ventures include projects on Las Vegas Boulevard in Las Vegas, Nevada and in downtown Sarasota, Florida. The Las Vegas project is substantially completed and in 2004 we received a return of all of our capital investment and $4.0 million for our share of the profits from the venture. Although we cannot predict gains with any certainty, there are sales contracts for all of the 95 condominiums which comprise the residential component of our Sarasota venture and we expect to receive our share of the profits during 2005 as the sales are closed. The commercial component of the Sarasota venture is completed and the principal retail tenant opened for business in December 2004.

  Parent Segment

        The parent segment loss reflects the holding company activities of Zenith National, which owns, directly or indirectly, all of the capital stock of its insurance and non-insurance subsidiaries (except for the equity investment described below). Results of the parent segment reflect the operating expenses that it incurs in the course of its holding company activities, such as directors fees; stock exchange listing and other licensing fees; insurance costs; and legal, auditing and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing and refinancing activities is also a part of the parent segment loss.

  Equity Investee — Advent Capital

        We also participate in the worldwide reinsurance business through an investment in a company that operates in the property and casualty insurance business in the United Kingdom. We own 22.1 million shares, or approximately 20.9% of the outstanding shares, of Advent Capital (Holdings) PLC ("Advent Capital"). Advent Capital and its subsidiaries provide corporate capital to support the underwriting of certain Lloyd's of London syndicates and manage those syndicates. The syndicates operate in the global insurance and reinsurance business with an emphasis on property catastrophe reinsurance.

        We account for our investment in Advent Capital using the equity method of accounting, on a one quarter lag to allow sufficient time for Advent Capital to prepare its financial statements. The carrying value of the investment in the common stock of Advent Capital is equal to Zenith's equity in the underlying net assets of Advent Capital. The carrying value at December 31, 2004 and 2003 was $28.1 million and $25.2 million, respectively, including goodwill of $11 million.

        Our share of Advent Capital's net income included in our statement of operations was as follows:

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002

Zenith's share of Advent Capital's net income, after tax	$1,381	$2,846	$1,363

        Our share of Advent Capital's net income in 2004 includes $4.7 million for catastrophe losses from the Florida hurricanes and in 2003 about $0.9 million of adverse development from the 2001 World Trade Center losses.

        Our share of Advent Capital's net income could be subject to fluctuations in the future caused by catastrophe losses. Our exposure to any losses associated with our investment in Advent Capital is limited to the carrying value of our investment.

        Fairfax Financial Holdings Limited ("Fairfax"), a Toronto based financial services holdings company, also owns approximately 47% of the outstanding shares of Advent Capital as of December 31, 2004.

  Discontinued Real Estate Segment

        On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets to Meritage Corporation ("Meritage"). The business had been operated by Zenith National's indirect wholly-owned subsidiary, Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada Corporation ("Perma-Bilt")). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (collectively, the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans made by Zenith National to Perma-Bilt, and recorded a gain on the sale in 2002 of $6.3 million after tax.

        In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $2.0 million before tax ($1.3 million after tax) and $1.8 million before tax ($1.2 million after tax) in 2004 and 2003, respectively. These gains represent our share of MTH Nevada's profits for the twelve months ended September 30, 2004 and 2003, respectively, under the earn-out provisions of the Agreement. We expect to receive a final payment in 2005, but we are unable to estimate the amount.

        For the year ended December 31, 2002, the results of operations and cash flows for Zenith's real estate business are presented as discontinued operations. The following table summarizes the revenues and income from our discontinued real estate segment in the year ended December 31, 2002:

(Dollars in thousands)

Real estate sales	$70,789

Income from discontinued real estate segment before tax	4,419
Income tax expense	1,547

Income from discontinued real estate segment after tax	$2,872

Loss and Loss Expense Reserves and Claims and Loss Developments

        Accounting for the workers' compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses ("loss reserves") as of the balance sheet date. The adequacy of loss reserves is inherently uncertain and represents a significant risk to the business which we attempt to mitigate by continually reviewing loss cost trends, attempting to set our premium rates to adequately cover anticipated costs and by professionally managing our claims servicing organization. We endeavor to minimize the estimation risk by employing actuarial techniques on a quarterly basis. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given whether the ultimate liability for unpaid losses will be more or less than our current estimates.

        The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as "development." Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable developments of loss reserves are reflected in our results of operations in the period the changes are made.

        Additional information regarding loss reserve estimates and loss reserve development is set forth under "Loss Reserves" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2004 Annual Report and is hereby incorporated by reference.

  Loss reserves of Zenith and its consolidated subsidiaries

        The table that follows shows development of loss and loss adjustment expense liabilities as originally estimated in accordance with GAAP at December 31 of each year presented.

(Dollars in thousands)	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Liability for unpaid losses and loss adjustment expenses, net	$1,212,032	$990,877	$825,869	$742,678	$634,172	$605,250	$708,684	$525,601	$526,427	$463,123	$462,710

Paid, net (cumulative) as of:
One year later		298,664	281,043	239,098	243,506	235,968	271,019	195,596	209,346	185,764	175,488
Two years later			470,663	431,015	370,100	384,011	414,432	284,080	322,519	295,872	274,560
Three years later				543,067	452,727	457,717	500,672	338,530	373,383	350,279	331,532
Four years later					517,173	509,915	546,076	378,536	406,597	378,174	362,287
Five years later						550,698	582,092	400,853	433,583	398,951	379,517
Six years later							609,369	419,684	449,924	417,032	394,481
Seven years later								436,585	463,172	427,565	406,856
Eight years later									475,594	436,029	414,164
Nine years later										445,335	420,778
Ten years later											428,152

Liability, net re-estimated as of:
One year later		1,004,243	840,084	771,846	638,519	636,130	753,508	514,234	526,078	459,314	460,575
Two years later			905,542	802,822	651,266	635,750	753,511	511,343	520,114	464,830	450,675
Three years later				845,662	670,797	638,920	740,559	503,684	516,184	460,782	442,391
Four years later					703,470	650,849	751,546	516,426	503,821	457,177	437,216
Five years later						673,928	752,039	526,524	508,239	454,083	434,479
Six years later							778,543	525,632	515,205	452,035	439,871
Seven years later								549,836	513,359	457,059	436,294
Eight years later									540,178	454,834	437,623
Nine years later										487,813	435,134
Ten years later											461,229

(Deficient) favorable development, net		(13,366)	(79,673)	(102,984)	(69,298)	(68,678)	(69,859)	(24,235)	(13,751)	(24,690)	1,481

Net liability — December 31,	1,212,032	990,877	825,869	742,678	634,172	605,250	708,684	525,601	526,427	463,123	462,710
Receivable from reinsurers and state trust funds for unpaid losses	270,287	229,872	215,663	204,144	243,711	275,679	288,963	87,665	93,651	54,429	47,696

Gross liability — December 31,	1,482,319	1,220,749	1,041,532	946,822	877,883	880,929	997,647	613,266	620,078	517,552	510,406
Re-estimated liability, net		1,004,243	905,542	845,662	703,470	673,928	778,543	549,836	540,178	487,813	461,229
Re-estimated receivable from reinsurers and state trust funds for unpaid losses		245,004	218,069	205,933	227,893	256,194	315,624	117,262	112,513	76,910	64,525

Re-estimated liability, gross		1,249,247	1,123,611	1,051,595	931,363	930,122	1,094,167	667,098	652,691	564,723	525,754

Deficient development, gross		(28,498)	(82,079)	(104,773)	(53,480)	(49,193)	(96,520)	(53,832)	(32,613)	(47,171)	(15,348)

        The accounting policies used to estimate the liabilities in the preceding table are described in Note 2 to the Consolidated Financial Statements in Zenith's 2004 Annual Report to Stockholders which note is hereby incorporated by reference.

        The analysis in the preceding table presents the development of our balance sheet liabilities for unpaid losses and loss adjustment expenses. The first line in the table shows the liability for unpaid losses and loss adjustment expenses, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of loss and loss adjustment expenses, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The second section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or deficient developments of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative i.e., the estimated favorable or deficient development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over- or under-estimated. For example, at December 31, 2004, we currently estimate that all of our previous estimates were collectively underestimated by about $13.4 million, or 1.3% of the December 31, 2003 balance sheet estimate for net loss reserves.

        Adverse development of our balance sheet liabilities for 1999-2003 is attributable to increases in our workers' compensation loss reserves in 2003 and 2002, and additional estimates for 1998 and 1999 catastrophe losses in our reinsurance business. In 2004 we re-allocated our workers' compensation loss reserves by accident year and increased our liabilities for old accident year losses. A complete description of loss reserve estimates and loss reserve development is set forth under "Loss Reserves" and "Inflation" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2004 Annual Report and is hereby incorporated by reference.

        Starting with the liability at the end of 1998, our loss reserve estimates include amounts for the loss reserves we assumed from RISCORP in the RISCORP Acquisition. The purchase price of RISCORP was determined in a three-step process, which culminated in the determination by a neutral auditor and neutral actuary of the GAAP values of the assets and liabilities acquired from RISCORP. In 1999, we determined that it was necessary to increase the estimate of the loss reserves assumed from RISCORP by approximately $46.0 million, net of reinsurance. This adjustment to the RISCORP purchase price is reflected in the preceding table as adverse development of the 1998 loss reserve liability.

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

        Reference is made to the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements — Note 8, "Unpaid Losses and Loss Adjustment Expenses" in Zenith's 2004 Annual Report to Stockholders, which is hereby incorporated by reference.

  Loss reserves of Advent Capital

        Advent Capital operates in the insurance and reinsurance business by providing capital to syndicates of Lloyd's of London and by managing those syndicates. Advent Capital records its proportionate share of the insurance assets and liabilities of the syndicates to which it provides capital, based on the relative share of capital provided by it to the syndicates. Zenith is accounting for its investment in Advent Capital on the equity method of accounting on a one quarter lag to allow sufficient time for Advent Capital to prepare its financial information. The table that follows represents a reconciliation of changes in the liability for unpaid losses and loss adjustment expenses in Advent Capital's financial statements:

	Advent Capital
(Dollars in thousands)	2004 (1)	2003 (2)	2002 (3)

Beginning of period, net of receivable from reinsurers	$290,424	$209,808	$185,922
Adjustment (4)		73,624

Revised beginning of period, net of receivable from reinsurers	290,424	283,432	185,922

Incurred claims:
Current year	112,158	85,339	32,929
Prior years	449	4,199	49,953

Total incurred claims	112,607	89,538	82,882
Payments:
Current year	(11,119)	(16,900)	(4,023)
Prior years	(80,345)	(65,646)	(54,973)

Total payments	(91,464)	(82,546)	(58,996)

End of period, net of receivable from reinsurers	311,567	290,424	209,808
Receivable from reinsurers for unpaid losses	77,214	858,059	859,538

End of period	$388,781	$1,148,483	$1,069,346

        The preceding reconciliation of changes in the liability for unpaid losses and loss adjustment expenses are presented as of and for the following periods:

  (1)
  Paid and incurred claims for the twelve months ended September 30, 2004 and the balance sheet liabilities for loss and loss adjustment expenses reserves at September 30, 2003 and September 30, 2004.

  (2)
  Paid and incurred claims for the twelve months ended September 30, 2003 and the balance sheet liabilities for loss and loss adjustment expenses reserves at September 30, 2002 and September 30, 2003.

  (3)
  Paid and incurred claims for the nine months ended September 30, 2002 and the balance sheet liabilities for loss and loss adjustment expenses reserves at December 31, 2001 and September 30, 2002.

  (4)
  Adjustment to reflect Advent Capital's change in participation level in the underlying Lloyd's syndicates.

        The table that follows shows development of loss and loss adjustment expense liabilities as originally estimated at December 31 of each year presented for Advent Capital. Advent Capital became a corporate underwriting member of Lloyd's in 1996.

	at September 30,			at December 31,
(Dollars in thousands) Advent Capital
	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Liability for unpaid losses and loss adjustment expenses, net	$311,567	$290,424	$209,808	$185,922	$48,334	$37,416	$15,512	$7,129	$3,000	$629
Adjustment (1)			73,624		8,802	11,035	10,926	8,096	5,027	1,578

Revised liability for unpaid losses and loss adjustment expenses, net	311,567	290,424	283,432	185,922	57,136	48,451	26,438	15,225	8,027	2,207

Paid, net cumulative as of (2):
One year later		80,345	65,646	54,973	19,891	21,842	7,277	1,717	801	360
Two years later			127,355	96,514	25,105	29,318	10,527	2,925	1,206	419
Three years later				138,578	35,642	29,163	12,445	4,139	1,809	505
Four years later					44,274	34,571	15,672	5,802	2,433	703
Five years later						39,328	18,510	6,975	3,171	872
Six years later							20,660	8,158	3,517	1,037
Seven years later								9,047	4,073	1,066
Eight years later									4,364	1,207
Nine years later										1,257

Liability, net re-estimated as of (2):
One year later		290,873	287,631	235,875	59,899	50,879	26,076	8,639	2,799	839
Two years later			303,122	240,053	69,101	54,160	29,085	12,363	4,441	797
Three years later				234,676	68,984	58,942	29,526	15,586	7,719	1,684
Four years later					73,594	58,920	32,665	12,956	8,158	2,300
Five years later						56,460	32,874	14,109	6,603	2,215
Six years later							31,207	14,341	6,903	2,094
Seven years later								13,632	6,749	2,116
Eight years later									6,552	1,969
Nine years later										1,934

(Deficient) favorable development, net		(449)	(19,690)	(48,754)	(16,458)	(8,009)	(4,769)	1,593	1,475	273

Net liability	311,567	290,424	283,432	185,922	57,136	48,451	26,438	15,225	8,027	2,207
Receivable from reinsurers for unpaid losses	77,214	858,059	859,538	589,101	381,911	17,716	9,739	1,051	555	339

Gross liability	388,781	1,148,483	1,142,970	775,023	439,047	66,167	36,177	16,276	8,582	2,546
Re-estimated liability, net of reinsurance		290,873	303,122	234,676	73,594	56,460	31,207	13,632	6,552	1,934
Re-estimated receivable from reinsurers for unpaid losses		859,386	919,250	743,580	491,920	20,644	11,496	941	453	297

Re-estimated liability, gross		1,150,259	1,222,372	978,256	565,514	77,104	42,703	14,573	7,005	2,231

(Deficient) favorable development, gross		(1,776)	(79,402)	(203,233)	(126,467)	(10,937)	(6,526)	1,703	1,577	315

  (1)
  Adjustment to reflect Advent Capital's change in participation level in the underlying Lloyd's syndicates.

  (2)
  For the liabilities established at December 31, 1995 through December 31, 2000, cumulative paid losses and the re-estimated liability are shown at the end of each subsequent twelve month period through December 31, 2001. The cumulative paid losses and re-estimated liability are then shown through the nine month period ending, and as of September 30, 2002, for these liabilities and for the liability originally established at December 31, 2001. Thereafter, the cumulative paid losses and the re-estimated liability are shown through the twelve months ending, and as of each September 30, for all of the original balance sheet loss reserve liabilities from 1995 to 2003.

        Results of operations for Advent Capital may be adversely impacted in periods that sustain large catastrophe losses. Advent Capital's 2004 results of operations included losses related to Hurricanes Charley, Ivan, Frances and Jeanne of $49.7 million before tax. Adverse development of the reserves established at September 30, 2002 and December 31, 2001 was principally attributable to increased estimates for losses sustained by Advent Capital in connection with the 2001 World Trade Center losses.

Reinsurance Ceded

  Excess of loss reinsurance

        Excess of loss reinsurance is a form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit. In accordance with general insurance industry practices, we purchase excess of loss reinsurance to protect Zenith against the impact of large, irregularly-occurring losses in the workers'

compensation segment. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of Zenith Insurance. Zenith maintains reinsurance protection for large catastrophe losses up to $150.0 million in excess of a retention of $1.0 million.

        An excess of loss reinsurance treaty with Employers Reinsurance Corporation ("Employers Re") provides $9.0 million of reinsurance protection, per occurrence, for workers' compensation losses in excess of a $1.0 million retention. In 2005, reinsurance provides protection for losses in excess of $10.0 million up to $150.0 million. In 2004, we retained one third of any losses between $75.0 million and $150.0 million (of which there were none). The principal companies providing the coverage are Arch Reinsurance Company, Folksamerica Reinsurance Company, Odyssey America Reinsurance Corporation, Swiss Reinsurance Company, Transatlantic Reinsurance Company, XL America, Axis Specialty, ACE Tempest Reinsurance Company, Endurance Specialty, Hanover Reinsurance Company, Aspen Reinsurance Company, Catlin Insurance Company, Allied World Assurance Company Limited and various Lloyd's syndicates.

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

        For 2005 Zenith has purchased reinsurance for acts of terrorism. The limit for domestic acts of terrorism is $150.0 million, in excess of a $1.0 million retention; and, the limit for foreign acts of terrorism is $75.0 million, in excess of a $1.0 million retention. Both of these coverages exclude nuclear, biological and chemical attacks for losses in excess of $10.0 million.

        In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") became effective and is effective for the period from November 26, 2002 until December 31, 2005. It is unclear at this time whether or not the Act, or a modified version, will be extended beyond December 31, 2005. The Act may also provide us with reinsurance protection under certain circumstances and subject to certain limitations. The Secretary of the U.S. Treasury Department must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by the U.S. Congress. Losses arising from an act of terrorism must exceed $5.0 million to qualify for reimbursement. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the U.S. Federal Government will reimburse 90% of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion.

        The Act contemplates that affiliated insurers will be treated collectively as one entity by the U.S. Treasury Department for purposes of calculating direct earned premiums and, therefore, an insurer's deductible. As of December 31, 2003, companies controlled by Fairfax owned approximately 41% of our outstanding common stock (not including shares issuable upon conversion of Convertible Notes held by affiliates of Fairfax). Fairfax has disclaimed any control of Zenith and has granted to a trustee a proxy to vote all of the shares of our common stock held by Fairfax and its subsidiaries in proportion to the voting of all other Zenith National stockholders. In January 2004, we received a final determination from the U.S. Treasury Department in which it determined that the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax (the "Fairfax direct earned premiums") are required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. Including the Fairfax direct earned premiums with ours, our deductible for 2005 is approximately $351.1 million. As a result of the sale of 3.1 million shares of Zenith National common stock by subsidiaries of Fairfax in 2004, Fairfax now owns less than 25% of our outstanding common stock at December 31, 2004 (not including shares issuable upon conversion of the Convertible

Notes held by affiliates of Fairfax). We have sought a determination from the U.S. Treasury Department as to whether the Fairfax direct earned premiums will continue to be required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. If the U.S. Treasury Department determines that the Fairfax direct earned premiums are no longer required to be combined with our direct earned premiums, then our deductible in 2005 would be approximately $155.2 million.

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

        In our workers' compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations. In our reinsurance business, any terrorism exposure we have assumed is subject to our underwriting guidelines not to write business that could expose us to losses from a single event of greater than about $25 million after deducting applicable premium income and after tax.

  Quota share reinsurance

        Quota share reinsurance is a form of reinsurance in which the assuming company accepts a pro rata share of the ceding company's losses and an equal share of the applicable premiums. In addition, the assuming company pays the ceding company a fee, known as a ceding commission, which is usually a percentage of the premiums ceded. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the assuming company. The effect of the quota share reinsurance on the ceding company is similar to increasing its capital, the principal constraint on the amount of business an insurance company can prudently write. Zenith and Odyssey America Reinsurance Corporation ("Odyssey America"), a subsidiary of Fairfax, entered into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith in the three years commencing January 1, 2002. Ceded earned premiums under the quota share contract were $98.7 million, $78.5 million and $36.8 million, respectively, in 2004, 2003 and 2002.

        Effective December 31, 2004, Zenith terminated the quota share contract with Odyssey America. In connection with the termination, Zenith Insurance also elected to reassume the ceded unearned premiums in-force as of December 31, 2004. Other than the effect on net premiums earned (which will be higher because 10% of the premium will no longer be ceded), the termination of the quota share agreement is not expected to have a material impact on our consolidated financial condition or results of operations.

  Other reinsurance ceded

        Other than our excess of loss reinsurance protection and the quota share agreement discussed above, we are involved in collecting reinsurance recoverable under reinsurance contracts that were entered into by companies that we acquired and whose reinsurance arrangements we terminated. Our reinsurance recoverable includes $33.3 million relating to reinsurance arrangements assumed by Zenith in the RISCORP Acquisition. The principal reinsurers from which such reinsurance is recoverable are American Re-Insurance Company, Continental Casualty Co., Swiss Reinsurance Company and Trenwick America Reinsurance Company. Also, in connection with the RISCORP Acquisition, Zenith Insurance entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid losses and allocated loss adjustment expenses assumed by Zenith from RISCORP at April 1, 1998 up to $50.0 million in excess of $182.0 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by assets in a trust account.

  Recoverability of ceded reinsurance

        Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. We monitor the financial condition of our reinsurers and do not believe that Zenith is currently exposed to any material credit risk through its ceded reinsurance arrangements other than in connection with Reliance Insurance Company ("Reliance"). Historically, no material amounts due from reinsurers have been written-off as uncollectible because most of our reinsurance is recoverable from large, well-capitalized reinsurance companies. However, on October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance in response to a petition from the Pennsylvania Department of Insurance. At December 31, 2004 and 2003, Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the AGC. We have recorded a provision for impairment of reinsurance recoverable from Reliance which was $3.0 million at December 31, 2004 and 2003. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities.

        Amounts recoverable (including amounts for paid and unpaid losses, prepaid reinsurance premiums and reinsurance commissions) at December 31, 2004 were as follows:

(Dollars in thousands) Name of Reinsurer	Amount Recoverable	A.M. Best Rating (1)

Odyssey America Reinsurance Corporation (2)	$84,048	A
General Reinsurance Corporation	83,822	A++
Employers Reinsurance Corporation	35,463	A
Continental Casualty Company	23,420	A
Inter-Ocean Reinsurance Company (3)	12,512	A
American Re-Insurance Company	11,391	A+
Reliance Insurance Company (4)	6,010	Not rated
Trenwick America Reinsurance Corporation (5)	3,230	Not rated
Allstate Insurance Company	1,701	A+
Various Syndicates of Lloyd's of London	1,250	A
Swiss Reinsurance Company	1,221	A+
National Union Fire Insurance Co Of Pittsburgh, PA	1,147	A++
Continental Reinsurance Corporation	1,075	A
All Others (70 Reinsurers, none individually in excess of $1.0 million)	5,477

Total	$271,767

(1)
A.M. Best, in assigning ratings, is primarily concerned with the ability of insurance and reinsurance companies to pay the claims of policyholders. In the A.M. Best ratings scheme, ratings of B+ to A++ are considered "Secure" and ratings of B and below are considered "Vulnerable."

(2)
Under insurance regulations in the State of California, Odyssey America Reinsurance Corporation, and our other reinsurers, are required to place securities on deposit in an amount equal to the California component of our reinsured workers' compensation loss reserves and which represent about 65% of our reinsured loss reserves from Odyssey America Reinsurance Corporation.

(3)
Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by assets held in a trust account.

(4)
Amount shown is gross of the impairment provision. See discussion above regarding Reliance.

(5)
A trust account with a balance of $2 million at December 31, 2004 provides security for amounts recoverable for unpaid losses from Trenwick.

  Intercompany reinsurance pooling agreement

        Zenith's insurance subsidiaries are parties to an intercompany pooling agreement. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and the aggregate results are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2004, the proportions of the pooling agreement were as follows: Zenith Insurance — 97.5%; ZNAT Insurance — 2.0%; and Zenith Star — 0.5%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements.

Marketing and Staff

        The business in the workers' compensation segment is produced by approximately 1,400 independent licensed insurance agents and brokers throughout California, Florida, Texas, North Carolina and other states in which Zenith conducts its business. Zenith's assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries.

        Applications for insurance and reinsurance submitted by all agents and brokers are evaluated by professional underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of premium rate adequacy, economic considerations and review of known data on the particular risk. We retain all authority over underwriting, claims processing, safety engineering and auditing and do not delegate any such authority to our agents or brokers.

Competition

        Competition in the insurance business is based upon price and quality of service. The insurance industry is highly competitive and there is significant competition in the national workers' compensation industry which, at times, is intense. Zenith competes not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Competition also exists with self-insurers and captive insurers. Many companies in competition with us have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

Regulation

        The insurance business is subject to state-by-state regulation and legislation that focuses on solvency, pricing, market conduct, claims practices, underwriting, accounting, investment criteria and other areas. Such regulation and legislation is subject to continual change and compliance is an inherent risk of the business.

  State Departments of Insurance

        Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Our insurance subsidiaries are primarily subject to regulation and supervision by the California Department of Insurance, except for Zenith Star, which is primarily subject to regulation and supervision by the Texas Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to: grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and premium rates in some states; periodically examine financial statements; determine the form and content of required financial statements; and periodically examine market conduct.

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

        Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These "risk-based capital" ("RBC") requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2004, the capital and surplus of Zenith Insurance was 377% of the Authorized Control Level of RBC.

        The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2004 IRIS results for Zenith Insurance showed three results outside the "normal" range for such ratios, as such range is determined by the NAIC. These results were attributable to historically low yields of fixed maturity securities in 2004 and adverse development recorded in our workers' compensation loss reserve estimates in prior years.

  Insurance Holding Company System Regulatory Act

        Zenith's workers' compensation and reinsurance segments are subject to the California and Texas Insurance Holding Company System Regulatory Acts ("Holding Company Acts") which contain certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation. The Holding Company Acts also limit dividend payments and material transactions by Zenith's workers' compensation and reinsurance segments. See Item 5 of this Annual Report on Form 10-K for a discussion of dividend restrictions related to the Holding Company Acts.

  Regulatory Investigations in the Insurance Industry

        In 2004, New York State Attorney General, Elliot Spitzer, announced that he was investigating various alleged inappropriate solicitation practices between insurance companies and agents and brokers, including "contingent commissions" under which brokers receive additional payments from insurance companies for placing with them an increased volume of business. Regulators in various other states have also announced similar investigations into these alleged inappropriate practices. In December 2004, we received a letter of inquiry from the California Department of Insurance ("California DOI") requesting information about Zenith's arrangements and dealings with its agents and brokers. We have responded fully to the California DOI's inquiry, and we believe that our arrangements and dealings with agents and brokers are in compliance with all applicable statutes and regulations.

Ratio of Earnings to Fixed Charges

        Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

	Year Ended December 31,
	2004		2003		2002	2001	2000
Ratio of earnings to fixed charges	12.34	x	7.85	x	—	—	—

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

Risks Relating to Our Business

        Our business is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. Some of these risks and uncertainties are described below. These and other risks are also described elsewhere as follows: 1) under Item 1 — Description of the Business; 2) under Item 7 — Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations; and 3) under Item 8 — Notes to Consolidated Financial Statements in Zenith's 2004 Annual Report to Stockholders.

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.

        If we fail to accurately assess the risks associated with the businesses that we insure or reinsure, our reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay, and administer claims with respect to, insured and reinsured events that have occurred, including events that have not yet been reported to us. Reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our reserves resulting in a charge to our earnings.

        Our loss reserve estimates are based on estimates of the ultimate cost of claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process for workers' compensation reserves are the severity trends, including the increasing costs of health care, which affects the medical component of claim costs. If there are unfavorable changes in severity trends, our reserves may need to be increased, as described above. Our reserve estimates for catastrophe losses in the assumed reinsurance business are dependent upon obtaining information timely from ceding companies. Estimates of catastrophe losses can be negatively impacted by lags in reporting from ceding companies. In addition, we are subject to the risk that the ceding company may not have adequately estimated the amount of the reinsured loss.

If we are unable to obtain or collect on ceded reinsurance, our ability to write new policies could be materially adversely affected.

        We buy reinsurance protection in our workers' compensation business to protect us from the impact of large losses over $1.0 million and from the accumulation of losses up to $150.0 million. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss and could materially adversely affect our business and financial condition.

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

        We participate in the assumed reinsurance of property catastrophe losses. The loss experience of property catastrophe reinsurers has generally been characterized as low frequency but high severity in nature, and claims from catastrophes could cause substantial volatility in our financial results for any fiscal quarter or year.

        Various events are classified as catastrophes, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and fires as well as man-made events, such as acts of war, acts of terrorism and political instability. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected and the severity of the event. The amount of catastrophe reinsurance we write in any one year is limited to produce an expected estimated maximum loss from a single, worst-case scenario of approximately $25 million, net of all applicable premium and reinstatement premium and income taxes. However, catastrophe losses could be sizable enough to impact our annual earnings significantly, as they have in recent years.

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

        For 2005 Zenith has purchased reinsurance for acts of terrorism. The limit for domestic acts of terrorism is $150.0 million, in excess of a $1.0 million retention; and, the limit for foreign acts of terrorism is $75.0 million, in excess of a $1.0 million retention. Both of these coverages exclude nuclear, biological and chemical attacks for losses in excess of $10.0 million.

        In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") became effective and is effective for the period from November 26, 2002 until December 31, 2005. It is unclear at this time whether or not the Act or a modified version will be extended beyond December 31, 2005. The Act may also provide us with reinsurance protection under certain circumstances and subject to certain limitations. The Secretary of the U.S. Treasury must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by the U.S. Congress. Losses arising from an act of terrorism must exceed $5.0 million to qualify for reimbursement. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the U.S. Federal Government will reimburse 90% of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion.

        The Act contemplates that affiliated insurers will be treated collectively as one entity by the U.S. Treasury Department for purposes of calculating direct earned premiums and, therefore, an insurer's deductible. As of December 31, 2003, companies controlled by Fairfax owned approximately 41% of our outstanding common stock (not including shares issuable upon conversion of Convertible Notes held by affiliates of Fairfax). Fairfax has disclaimed any control of Zenith and has granted to a trustee a proxy to vote all of the shares of our common stock held by Fairfax and its subsidiaries in proportion to the voting of all other Zenith National stockholders. In January 2004, we received a final determination from the U.S. Treasury Department in which it determined that the direct earned premiums for U.S. exposures of the insurers controlled by Fairfax (the "Fairfax direct earned premiums") are required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. Including the Fairfax direct earned premiums with ours, our deductible for 2005 is approximately $351.1 million. As a result of the sale of 3.1 million shares of Zenith National common stock by subsidiaries of Fairfax in 2004, Fairfax now owns less than 25% of our outstanding common stock at December 31, 2004 (not including shares issuable upon conversion of the Convertible Notes held by affiliates of Fairfax). We have sought a determination from the U.S. Treasury Department as to whether the Fairfax direct earned premiums will continue to be required to be combined with our direct earned premiums for purposes of calculating our deductible under the Act. If the U.S. Treasury Department determines that the Fairfax direct earned premiums are no longer required to be combined with our direct earned premiums, then our deductible in 2005 would be approximately $155.2 million.

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

        In addition, workers' compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California in October 2003 and April 2004, workers' compensation legislation was enacted with the purpose of lowering the trend of increasing costs and improving the fairness of the workers' compensation system. In Florida, the rates at which we provide coverage are determined by regulation. Legislation and regulation also impact our ability to investigate fraud and other abuses of the workers' compensation system in the states in which we do business. Our relationships with medical providers are also impacted by legislation and regulation, including penalties for failure to make timely payments.

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

Intense competition could adversely affect our ability to sell policies at premium rates we deem adequate.

        In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation business, we compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Some of our competitors have greater financial, marketing and management resources than us. Intensive competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in Florida, where premium rates for workers' compensation insurance are determined by regulation, we use our own premium rates, based on the work of our actuaries, to determine the price for our workers' compensation policies. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices to maintain market share or other revenue targets. As a result, our profitability during those times has decreased.

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

        Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, United States participation in hostilities with other countries and large-scale acts of terrorism may adversely affect the economy, and our investment income could decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equities markets, and, consequently, the value of the equity securities we own. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders' equity and our policyholders' surplus.

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

        Our business is concentrated in California (69% of 2004 workers' compensation earned premiums) and in Florida (17% of 2004 workers' compensation earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. For example, regulatory changes in California in the early 1990's created intense price competition in our workers' compensation business from about 1995 to 1999, during which time our overall profitability experienced significant declines. In addition, California and Florida are states that are exposed to severe natural perils, such as earthquakes and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

We rely on independent insurance agents and brokers.

        The failure or inability of independent insurance agencies and brokers to market our insurance programs successfully could have a material adverse effect on our business, financial condition and results of operations. The business in our workers' compensation segment is produced by approximately 1,400 licensed insurance agents and brokers. Our assumed reinsurance premiums are generated nationally by brokers and reinsurance intermediaries. Agencies and brokers are not obligated to promote our insurance programs and may sell competitors' insurance programs. As a result, our business depends in part on the marketing efforts of these agencies and brokers and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of the these agencies and brokers.

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

        Zenith National is a holding company which transacts substantially all of its business through its subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay expenses and dividends, depends, in the long-run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payments of dividends by our insurance company subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future. As a result, at times, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant.

Fairfax has granted a voting proxy with respect to the shares of our common stock owned by companies controlled by it which may impede attempts to replace or remove our Board or management.

        As of December 31, 2004, companies controlled by Fairfax owned 24% of our outstanding common stock (not including shares issuable upon conversion of the Convertible Notes held by such companies). Fairfax has disclaimed any control of Zenith and has granted to a trustee a proxy to vote all of the shares of common stock held by Fairfax and its subsidiaries. The proxy provides that the trustee must vote all such shares in proportion to the voting of all other Zenith National stockholders, except in the event of a proxy contest that is not supported by management and that occurs prior to the earlier of December 31, 2006 and the date on which Stanley R. Zax is no longer our full-time Chairman and President. If such a hostile proxy contest were to occur, the shares must be voted as recommended by management. This arrangement could prevent or delay a change in our Board of Directors or management, and could cause the value of our securities to decline.

State insurance laws may discourage takeover attempts that could be beneficial to us and our stockholders.

        We are subject to state statutes governing insurance holding companies, which generally require that any person or entity desiring to acquire direct or indirect control of any of our insurance company subsidiaries obtain prior regulatory approval. Control would be presumed to exist under most state insurance laws with the acquisition of 10% or more of our outstanding voting securities. Applicable state insurance company laws and regulations could delay or impede a change of control of our company, which could prevent our stockholders from receiving a control premium.

Item 2. Properties.

        Zenith Insurance owns a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National and its subsidiaries. Zenith Insurance also owns a 120,000 square foot branch office facility in Sarasota, Florida. In the regular conduct of business, Zenith Insurance leases offices in various cities. See Notes to Consolidated Financial Statements — Note 11 — "Commitments and Contingencies — Leases" in Zenith's 2004 Annual Report to Stockholders, which is hereby incorporated by reference. Zenith considers its owned and leased facilities to be adequate for the needs of the organization.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Zenith National's common stock, par value $1.00 per share, is traded on the New York Stock Exchange under the symbol ZNT. The table below sets forth the high and low sales prices of the common stock for each quarterly period during the last two fiscal years.

Quarter	2004	2003
First:
High	$40.95	$24.22
Low	32.07	19.15
Second:
High	50.64	30.23
Low	38.72	21.30
Third:
High	51.29	29.65
Low	41.67	26.00
Fourth:
High	51.13	32.85
Low	37.20	27.81

        As of February 14, 2005, there were 214 registered holders of record of Zenith National common stock.

        The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith National common stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board	Type and Amount of Dividend	Record Date for Payment	Payment Date
February 10, 2005	$0.33 cash per share	April 29, 2005	May 13, 2005
December 2, 2004	$0.28 cash per share	January 31, 2005	February 14, 2005
September 2, 2004	$0.28 cash per share	October 29, 2004	November 12, 2004
May 26, 2004	$0.28 cash per share	July 30, 2004	August 13, 2004
February 11, 2004	$0.28 cash per share	April 30, 2004	May 14, 2004
December 10, 2003	$0.25 cash per share	January 30, 2004	February 13, 2004
September 3, 2003	$0.25 cash per share	October 31, 2003	November 14, 2003
May 20, 2003	$0.25 cash per share	July 31, 2003	August 14, 2003
February 12, 2003	$0.25 cash per share	April 30, 2003	May 15, 2003

        The California and the Texas Insurance Holding Company System Regulatory Acts limit the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance and Zenith Star to pay dividends to Zenith Insurance, by providing that the appropriate insurance regulatory authorities in the states of California and Texas must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. Such restrictions on dividends are not cumulative. Zenith Insurance paid $20.0 million and $10.0 million in dividends to Zenith National in 2004 and 2003, respectively. No such dividends were paid in 2002. In 2005, Zenith Insurance will be able to pay up to $91.5 million of dividends to Zenith National without prior approval of the California Department of Insurance. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Item 6. Selected Financial Data.

        The 5-Year Summary of Selected Financial Information included in Zenith's 2004 Annual Report to Stockholders is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

        Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in Zenith's 2004 Annual Report to Stockholders is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        The "Market Risk of Financial Instruments" section of the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in Zenith's 2004 Annual Report to Stockholders is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Notes thereto included in Zenith's 2004 Annual Report to Stockholders is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        Zenith's management, with the participation of Zenith's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Zenith's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Zenith's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Zenith's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Zenith in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by Zenith in the reports that it files or submits under the Exchange Act is accumulated and communicated to Zenith's management, including Zenith's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting.

        There have not been any changes in Zenith's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, Zenith's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee," and "Code of Ethics for Senior Financial Officers" in the Proxy Statement distributed to stockholders in connection with Zenith's 2005 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed by Zenith after the date this Annual Report on Form 10-K is filed, is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Position	Term	Executive Officer Since
Stanley R. Zax	67	Chairman of the Board and President	Annual	1977
Jack D. Miller	59	Executive Vice President	Annual	1998
Keith E. Trotman	67	Executive Vice President	Annual	2005
Robert E. Meyer	55	Senior Vice President and Actuary	Annual	2000
William J. Owen	47	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	Annual	2000
John J. Tickner	66	Senior Vice President and Secretary	Annual	1985

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

        (a)   Documents filed as part of the report:

    1.
    Financial Statements:

      Report of Independent Registered Public Accounting Firm incorporated herein by reference from Zenith's 2004 Annual Report to Stockholders.

      Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2004 Annual Report to Stockholders in Item 8 of Part II:

        Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

          Consolidated Balance Sheets as of December 31, 2004 and 2003

          Consolidated Statements of Operations for the three years ended December 31, 2004

          Consolidated Statements of Cash Flows for the three years ended December 31, 2004

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2004

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 2004

          Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules:

      Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

      Zenith National Insurance Corp. and Subsidiaries:

        As of December 31, 2004:

          I — Summary of Investments — Other Than Investments in Related Parties

        As of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

          III — Supplementary Insurance Information

          IV — Reinsurance

            V — Valuation and Qualifying Accounts

          VI — Supplementary Information Concerning Property — Casualty Insurance Operations

      Zenith National Insurance Corp.:

        As of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

          II — Condensed Financial Information of Registrant (Parent Company)

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
10.15
Amendment No. 5, dated July 8, 2003, to the Reinsurance and Pooling Agreement between Zenith Insurance Company and CalFarm Insurance Company, ZNAT Insurance Company, and Zenith Star Insurance Company, dated December 28, 1993. (Incorporated herein by reference to Exhibit 10.15 to Zenith's Annual Report on Form 10-K/A for the year ended December 31, 2003.)
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
10.23
Stock Purchase Agreement, dated February 22, 1999, between Zenith Insurance Company and Nationwide Mutual Insurance Company. (Incorporated herein by reference to Zenith's Current Report on Form 8-K dated March 9, 1999.)

10.24
Stock Purchase Agreement, dated as of November 21, 2001, between Zenith National Insurance Corp. and Odyssey Reinsurance Corporation. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K dated December 6, 2001.)
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
*10.28	1996 Employee Stock Option Plan, Form of Stock Option Agreement.
*10.29
Stock Option Agreement, dated March 15, 1996, between Zenith and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
*10.30
Zenith National Insurance Corp. 2004 Restricted Stock Plan. (Incorporated herein by reference to Exhibit 4.1 to Zenith's Registration Statement on Form S-8, Registration No. 333-115902, filed with the Securities and Exchange Commission on May 26, 2004.)
*10.31
Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Restricted Stock Award Agreement. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Report on Form 8-K dated December 3, 2004.)
*10.32
Employment Agreement, executed November 1, 2004, between Zenith National Insurance Corp. and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.33
Employment Agreement, executed November 1, 2004, between Zenith National Insurance Corp. and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.34
Employment Agreement, executed November 1, 2004, between Zenith National Insurance Corp. and William J. Owen. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.35
Employment Agreement, dated January 5, 1998, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1997.)
*10.36
Amendment No. 2, dated as of September 17, 2002, to Employment Agreement, dated and effective as of January 5, 1998, between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
*10.37
Restated and Amended Employment Agreement, executed March 13, 2001, between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2000.)

*10.38
Amendment No. 1 to the Restated and Amended Employment Agreement between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.39
Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
*10.40
Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.38 to Zenith's Registration Statement on Form S-1 filed July 18, 2003.)
*10.41
Amendment No. 1 to Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Report on Form 8-K dated December 3, 2004.)
*10.42	2003 Non-Employee Director Deferred Compensation Plan, Form of Deferred Compensation Agreement.
*10.43	Description of Compensation Arrangement for members of the Board of Directors.
10.44
Aggregate Excess of Loss Reinsurance Agreement between Associated General Commerce Self-Insurers' Trust Fund (now part of Zenith Insurance Company) and Reliance Insurance Company effective December 31, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.45
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
10.46
Aggregate Excess of Loss Reinsurance Agreement, dated August 1, 1998, between Zenith National Insurance Group and Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.32 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.47
Special Endorsement to Retrocessional Agreement, dated August 1, 1998, between American Re-Insurance Company, Inter-Ocean Reinsurance Company LTD., and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.28 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.48
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

10.49
Endorsement Number 1 to Aggregate Excess of Loss Reinsurance Agreement, dated December 22, 1999, between Zenith National Insurance Group, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.30 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.50
Trust Agreement, dated December 18, 1998, between Inter-Ocean Reinsurance Company LTD and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.34 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.51
Trust Agreement, dated October 5, 2001, among American Re-Insurance Company (as Grantor), Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company (collectively, as Beneficiary), and State Street Bank and Trust Company (as Trustee). (Incorporated herein by reference to Exhibit 10.32 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.52
Workers' Compensation Catastrophe Excess of Loss Reinsurance Contract, dated January 1, 2004, between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Aspen Insurance U.K. Limited, Ace Tempest Re U.S.A. Inc., Ace Tempest Reinsurance Limited, Allied World Assurance Company Limited, Arch Reinsurance Company, AXIS Specialty Limited, Endurance Specialty Insurance Limited, Everest Reinsurance Company, Folksamerica Reinsurance Company, Hannover Ruckversicherungs AG, IOA Re U.S., Liberty Mutual Insurance Company, Odyssey Reinsurance Company, Swiss Re Underwriting U.S., Transatlantic Reinsurance Company, XL Reinsurance America Inc. and various Lloyd's Underwriting Syndicates. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10.53
Workers' Compensation Terrorism Catastrophe Excess of Loss Reinsurance Contract, dated January 1, 2004, between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Aspen Insurance U.K. Limited, Ace Tempest Re U.S.A. Inc., Ace Tempest Reinsurance Limited, Arch Reinsurance Company, AXIS Specialty Limited, Swiss Re Underwriting U.S. and various Lloyd's Underwriting Syndicates. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10.54
Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, et. al. dated May 22, 1995. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1995.)
10.55
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
10.56
Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.57
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
10.58
Workers' Compensation Quota Share Reinsurance Agreement between Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company (collectively, as cedant) and Odyssey America Reinsurance Corporation (as Reinsurer) dated December 28, 2001. (Incorporated herein by reference to Exhibit 10.36 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.59
Promissory Note, dated August 9, 2002, from Zenith National Insurance Corp. to City National Bank. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.60
Change in Terms Agreement, dated July 22, 2004, between Zenith National Insurance Corp., a Delaware corporation, and City National Bank, N.A. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)
10.61
Amended and Restated Credit Agreement, dated as of September 30, 2002, between Zenith National Insurance Corp., and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.62
Waiver and Amendment, dated March 19, 2003, between Zenith National Insurance Corp. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.63
Waiver and Amendment, dated September 5, 2003, between Zenith National Insurance Corp., a Delaware corporation, and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.64
Third Amendment entered into as of October 29, 2004 to the Amended and Restated Credit Agreement, dated as of September 30, 2002, between Zenith National Insurance Corp., and Bank of America, N.A. dated as of September 30, 2002. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K dated October 29, 2004.)
10.65
Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.66
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
10.67
Standstill Agreement, dated June 30, 1999, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

10.68
Amendment No. 1, executed March 21, 2003, to the Standstill Agreement, date June 30, 1999, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited, a Canada corporation. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.69
Registration and Indemnification Agreement, dated as of June 14, 2004, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
11
Statement re computation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 14 — "Earnings and Dividends Per Share" in Zenith's 2004 Annual Report to Stockholders.)
12	Statement re computation of ratio of earnings to fixed charges.
13
Zenith's Annual Report to Stockholders for the year ended December 31, 2004, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, dated February 17, 2005. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
31.1	Certification of the CEO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of the CEO and CFO pursuant to 18 U.S.C. section 1350.

*Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2005.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 17, 2005.

/s/ STANLEY R. ZAX Stanley R. Zax	Chairman of the Board, President and Director (Principal Executive Officer)
/s/ MAX M. KAMPELMAN Max M. Kampelman	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ LEON E. PANETTA Leon E. Panetta	Director
/s/ CATHERINE B. REYNOLDS Catherine B. Reynolds	Director
/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director
/s/ WILLIAM S. SESSIONS William S. Sessions	Director
/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director
/s/ MICHAEL WM. ZAVIS Michael Wm. Zavis	Director
/s/ WILLIAM J. OWEN William J. Owen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents
Zenith National Insurance Corp. and Subsidiaries
Index to Financial Statements, Schedules and Exhibits

Page

Consent of Independent Registered Public Accounting Firm		F-1
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		F-2
Financial Statement Schedules
I	Summary of Investments — Other Than Investments in Related Parties	F-3
II	Condensed Financial Information of Registrant (Parent Company)	F-4
	Balance Sheets	F-4
	Statements of Operations	F-5
	Statements of Cash Flows	F-6
	Notes to Condensed Financial Information of Registrant	F-7
III	Supplemental Insurance Information	F-13
IV	Reinsurance	F-14
V	Valuation and Qualifying Accounts	F-14
VI	Supplementary Information Concerning Consolidated Property-Casualty Insurance Operations	F-15

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-107170) and on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399, 333-79199, 333-62798 and 333-115902) of Zenith National Insurance Corp. of our report dated February 17, 2005 relating to the consolidated financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2004 Annual Report to Stockholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 17, 2005 relating to the financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Los Angeles, California
February 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 17, 2005 appearing in the 2004 Annual Report to Stockholders of Zenith National Insurance Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
February 17, 2005

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

December 31, 2004

Column A	Column B	Column C	Column D
Type of investment	Cost (1)	Fair Value	Amount at Which Shown in the Balance Sheet (2)
	(Dollars in thousands)
Fixed maturity securities:
Bonds:
United States Government and government agencies and authorities	$436,274	$436,304	$433,955
Public utilities	35,442	36,652	36,652
States, municipalities and political subdivisions	127,378	127,242	128,025
Foreign governments	5,000	5,027	5,000
Industrial and miscellaneous	600,878	618,825	617,850
Redeemable preferred stocks	24,741	27,553	27,553

Total fixed maturity securities	1,229,713	1,251,603	1,249,035
Equity securities:
Preferred stocks	4,732	4,857	4,857
Common stocks:
Industrial, misc. and all other	51,713	93,299	93,299
Banks, trust and insurance companies	6,517	7,906	7,906

Total equity securities	62,962	106,062	106,062
Mortgage loans	12,645	12,645	12,645
Short-term investments	492,126	492,126	492,126
Other investments	40,146	40,146	40,146

Total investments	$1,837,592	$1,902,582	$1,900,014

(1)
Original cost for equity securities. Original cost reduced by repayments and adjusted for amortization of premiums or accretion of discounts for fixed maturity securities.

(2)
Amount shown in the balance sheet may differ from cost or fair value for fixed maturity securities depending on the classification of the underlying securities in accordance with Statement of Financial Accounting Standards No. 115 — "Accounting for Investments in Certain Debt and Equity Securities."

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

BALANCE SHEETS

	December 31,
(Dollars and shares in thousands)	2004	2003
ASSETS
Investments:
Fixed maturity investments, at fair value (cost $29,817 in 2004 and $53,361 in 2003)	$31,560	$53,175
Equity securities, at fair value (cost $1,319 in 2004 and $932 in 2003)	1,373	1,041
Short-term investments (at cost or amortized cost, which approximates fair value)	30,685	17,864

Total investments	63,618	72,080
Cash	328	295
Investment in subsidiaries	627,972	511,659
Other assets	24,160	18,737

Total assets	$716,078	$602,771

LIABILITIES
Convertible senior notes payable, less unamortized discount of $3,447 in 2004 and $3,981 in 2003	$121,548	$121,019
Subordinated debentures, less unamortized discount of $222 in 2004 and $231 in 2003	77,098	77,089
Dividend payable to stockholders	5,421	4,728
Income tax payable	4,058	8,551
Other liabilities	5,806	8,138

Total liabilities	213,931	219,525

Commitments and contingencies (Note 3)
STOCKHOLDERS' EQUITY
Preferred stock, $1 par — 1,000 shares authorized; none issued or outstanding, in 2004 and 2003
Common stock, $1 par — 50,000 shares authorized; issued 26,510 in 2004 and 25,928 in 2003; outstanding 19,371 in 2004 and 18,910 in 2003	26,510	25,928
Additional paid-in capital	318,850	300,448
Retained earnings	254,682	157,191
Unearned compensation	(4,588)
Accumulated other comprehensive income	43,583	31,821

	639,037	515,388
Treasury stock, at cost (7,139 shares in 2004 and 7,018 shares in 2003)	(136,890)	(132,142)

Total stockholders' equity	502,147	383,246

Total liabilities and stockholders' equity	$716,078	$602,771

The accompanying notes are an integral part of these statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Net investment income	$2,471	$2,827	$602
Realized gains on investments	39	863	52

Total revenues	2,510	3,690	654

Operating expenses	6,000	5,344	5,135
Interest expense	13,250	12,549	5,301

Total expenses	19,250	17,893	10,436

Loss from continuing operations before income tax benefit and equity in income of subsidiaries	(16,740)	(14,203)	(9,782)
Income tax benefit	(8,685)	(5,040)	(3,430)

Loss from continuing operations before equity in income of subsidiaries	(8,055)	(9,163)	(6,352)
Gain on sale of discontinued real estate segment, net of income tax expense of $692 in 2004 and $621 in 2003	1,286	1,154

Loss before equity in income of subsidiaries	(6,769)	(8,009)	(6,352)
Equity in income of subsidiaries	125,769	75,009	16,552

Net income	$119,000	$67,000	$10,200

The accompanying notes are an integral part of these statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities:
Investment income received	$2,972	$1,892	$233
Operating expenses paid	(5,076)	(5,581)	(4,086)
Interest paid	(13,132)	(10,256)	(6,078)
Income tax recovered	5,625	6,203	4,818

Net cash used in operating activities	$(9,611)	$(7,742)	$(5,113)

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(4,800)	(64,048)
Equity securities available-for-sale	(785)	(800)	(20)
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	28,282	11,458
Equity securities available-for-sale	436		1,762
Net (increase) decrease in short-term investments	(12,821)	(10,015)	70,004
Dividends received from Zenith Insurance	20,000	10,000
Cash contribution to Zenith Insurance		(45,000)	(25,000)
Proceeds from sale of discontinued real estate segment	1,978	1,775
Other, net	(78)	56	233

Net cash provided by (used in) investing activities	32,212	(96,574)	46,979

Cash flows from financing activities:
Net proceeds from issuance of convertible senior notes		119,990
Repayment of Senior Notes Payable			(57,235)
Cash advanced from bank lines of credit		46,500	25,000
Cash repaid on bank lines of credit		(46,500)	(25,000)
Cash dividends paid to common stockholders	(20,849)	(18,786)	(18,677)
Proceeds from exercise of stock options	5,895	3,153	5,431
Repurchase of Capital Securities due 2028	(7,600)
Net cash (to) from subsidiary	(14)	(21)	28,282

Net cash (used in) provided by financing activities	(22,568)	104,336	(42,199)

Net increase (decrease) in cash	33	20	(333)
Cash at beginning of year	295	275	608

Cash at end of year	$328	$295	$275

Reconciliation of net income to net cash flows from operating activities:
Net income	$119,000	$67,000	$10,200
Equity in income of subsidiaries	(125,769)	(75,009)	(16,552)
Gain on sale of discontinued real estate segment	(1,286)	(1,154)
(Decrease) increase in income tax payable	(3,060)	1,163	1,388
Other	1,504	258	(149)

Net cash used in operating activities	$(9,611)	$(7,742)	$(5,113)

The accompanying notes are an integral part of these statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

        The accompanying condensed financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes thereto of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith"). Certain prior year numbers have been reclassified to conform to the current year presentation.

NOTE 1.    Investment In Subsidiaries

        Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); ZNAT Insurance Company; Zenith Star Insurance Company; Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada corporation ("Perma-Bilt")); and Zenith National Insurance Capital Trust I (the "Trust"). These investments are included in the accompanying condensed financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2004 and 2003 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Through October 8, 2002, Zenith National operated a real estate segment through Perma-Bilt. Zenith National funded the land acquisitions of its real estate segment through intercompany loans to Perma-Bilt. On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation ("Meritage"). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. ("MTH Nevada"), acquired substantially all of Perma-Bilt's assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (collectively, the "Agreement"). Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt and recorded a gain on the sale in 2002 of $6.3 million after tax. Zenith National's equity in the income of its subsidiaries includes $2.9 million in 2002 of after-tax income related to the discontinued real estate segment of Perma-Bilt. In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $2.0 million before tax ($1.3 million after tax) and $1.8 million before tax ($1.2 million after tax) in 2004 and 2003, respectively. These gains represent our share of MTH Nevada's profits for the twelve months ended September 30, 2004 and 2003, respectively, under the earn-out provisions of the Agreement. We expect to receive a final payment in 2005, but we are unable to estimate the amount.

        Zenith National files a consolidated income tax return. Zenith National's equity in the income of its subsidiaries is net of a provision for income tax expense of $66.6 million, $40.2 million and $8.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Zenith National has a tax allocation agreement with its subsidiaries and the 2004, 2003 and 2002 condensed financial information reflects Zenith National's portion of the consolidated tax.

NOTE 2.    Debt

Convertible Senior Notes Payable

        On March 21, 2003, Zenith National issued $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") in a private placement, from which Zenith National received net proceeds of $120.0 million. The Convertible Notes are general unsecured obligations of Zenith National and rank equally with Zenith's other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, Zenith National will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008, if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes. Each $1,000 principal amount of the Convertible Notes is convertible at each holder's option into 40 shares of Zenith National's common stock, par value $1.00 per share, (subject to adjustment as provided in the Indenture dated March 21, 2003, by and between Zenith National and Wells Fargo Bank Minnesota, N.A., as Trustee (the "Indenture")) only if: (i) during any fiscal quarter (beginning with the third quarter of 2003) the sale price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day; (ii) after the 30th day following the initial issuance of the Convertible Notes, the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn; (iii) Zenith has called the Convertible Notes for redemption; or (iv) certain corporate events have occurred. The initial conversion rate of 40 shares for each $1,000 principal amount of Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith National's common stock. The sale price of Zenith National's common stock exceeded the conversion price of $25.00 per share for 20 trading days during the last 30 trading days of the fourth quarter of 2004. As a result, each holder of the notes has the right to convert their Convertible Notes into Zenith National's common stock at a conversion rate of 40 shares per $1,000 principal amount of Convertible Notes during the period beginning on January 1, 2005 and ending on March 31, 2005 (maximum number of shares that could be required to be issued is 5.0 million). Whether the Convertible Notes will be convertible after March 31, 2005 will depend upon the occurrence of the events specified in the Indenture, including the sale price of Zenith National's common stock.

        In March 2004, $5,000 aggregate principal amount of Convertible Notes were converted into 200 shares of Zenith National's common stock at the election of the holders thereof.

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

        Issue costs and discount of $5.0 million are being amortized using the effective interest method over the time from issuance to March 30, 2010. During the years ended December 31, 2004 and 2003, $7.8 million and $6.0 million, respectively, of interest, issue costs and discount were expensed.

        An affiliate of Fairfax Financial Holdings Limited ("Fairfax"), a Toronto based financial services holding company, purchased $30.0 million aggregate principal amount of the Convertible Notes. At December 31, 2004, companies controlled by Fairfax owned 24% of the outstanding common stock of Zenith National (not including shares issuable upon conversion of the Convertible Notes held by such companies). Notwithstanding the 24% ownership of the shares of Zenith National, in separate filings with the departments of insurance in California, Texas and New York, Fairfax has disclaimed control of Zenith National. Fairfax has also granted a proxy covering all of its shares of Zenith National to an individual trustee with instructions to vote the shares in proportion to the voting of all other Zenith National stockholders, subject to limited exceptions. Fairfax and Zenith have no common directors, management, employees or business infrastructure. Interest incurred and paid on the $30.0 million of Convertible Notes were $1.7 million and $1.7 million, respectively, in 2004, and $1.3 million, and $0.9 million, respectively, in 2003.

Subordinated Debentures

          At December 31, 2004 and 2003, Zenith National had $77.3 million aggregate principal amount of 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures") outstanding, all of which were held by the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith National for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith National at 100% of the principal amount of the Subordinated Debentures plus a "make-whole premium," if any, together with accrued and unpaid interest. The make-whole premium is the excess of the then present value of the remaining scheduled payments of principal and interest over 100% of the principal amount. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each of the years ended December 31, 2004, 2003 and 2002, $6.7 million of interest and issue costs were expensed. The Subordinated Debentures are subordinated to all other indebtedness of Zenith National.

Aggregate Maturities

          At December 31, 2004, the aggregate maturities for all of Zenith National's long-term borrowings for each of the five years and thereafter were as follows:

(Dollars in thousands)	Convertible Notes	Subordinated Debentures	Total

Maturing In:
2005	$124,995		$124,995
2006
2007
2008
2009
Thereafter		$77,320	77,320

Total	$124,995	$77,320	$202,315

          The maturity of the outstanding Convertible Notes is presented as being due in 2005 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the first quarter of 2005, since the contingent conversion condition relative to our stock price was met at December 31, 2004. If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof. Whether the notes will be convertible after March 31, 2005 will depend upon the occurrence of events specified in the Indenture, including the sale price of Zenith National's common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

Redemption of Senior Notes Payable

        On May 1, 2002, Zenith National used $57.2 million of its available short-term investments to pay the principal of its 9% Senior Notes due May 1, 2002 (the "Senior Notes"). Interest on the Senior Notes was payable semi-annually. In the year ended December 31, 2002, $1.7 million of interest and issue costs were expensed.

Bank Lines of Credit

        At December 31, 2004, Zenith National had two unsecured lines of credit in the aggregate amount of $50.0 million, all of which was available. One of these lines of credit, in the amount of $20.0 million, is a one-year revolving line of credit with a bank, expiring August 1, 2005. Interest is payable at the bank's prime rate on any borrowings under the line, and the agreement does not subject Zenith to any financial covenants. The other line of credit is a $30.0 million revolving credit agreement expiring October 31, 2007. Interest is payable on outstanding loans at either the bank's prime rate or a rate based on Eurodollar deposit rates plus a specified margin depending on Zenith National's credit rating. This credit agreement, as amended, contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. We were in compliance with all of these covenants at December 31, 2004.

        In January 2003, we borrowed $45.0 million under our two bank lines of credit to make a capital contribution to Zenith Insurance. All of the borrowing was repaid from the net proceeds from the issuance of the Convertible Notes on March 21, 2003. In 2002, we borrowed $25.0 million to make a capital contribution to Zenith Insurance and repaid the borrowing from the proceeds of the sale of the real estate business segment. There were no outstanding borrowings under the two bank lines of credit at December 31, 2004 and 2003.

        We currently do not anticipate the need to draw on our available lines of credit because Zenith National's current cash and available invested assets are sufficient for any foreseeable requirements at this time.

NOTE 3.    Commitments and Contingencies

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        At December 31, 2004 and 2003, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

        In January 2001, Reliance was subject to a Supervision Order by the Pennsylvania Department of Insurance. This is not the same as insolvency. Based on the published 1999 financial statements for Reliance, which showed considerable net worth, we had no reason to conclude that we had an impairment of our reinsurance recoverable at the time of the Supervision Order. On May 29, 2001, the Pennsylvania Department of Insurance issued an Order of Rehabilitation for Reliance. Rehabilitation raises the possibility of compromise with Reliance's creditors. Therefore, we disclosed a contingency in the second quarter of 2001 related to possible impairment of our receivable from Reliance. With no information with which to estimate our impairment (no financial statements were filed by Reliance for 2000), we concluded that we could not determine the outcome of the contingency at that time. On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, we recorded an impairment provision of $3.0 million for our receivable from Reliance. We recorded the provision in the third quarter of 2001, the period for which the information became available to estimate the impairment provision. The impairment provision was $3.0 million at December 31, 2004 and 2003. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether or not Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

  Contingencies Surrounding State Guarantee Fund Assessments

        State guarantee funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company's liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at December 31, 2004.

        Zenith recorded an estimate of $7.7 million (net of expected recoveries of $2.6 million recoverable before the end of 2005) for its expected liability at December 31, 2004 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at December 31, 2004. The estimated expense for Guarantee Fund assessments was $5.4 million, $3.4 million and $4.1 million in 2004, 2003 and 2002 respectively. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding the Recoverability of the Special Disability Trust Fund Receivable

The Florida Special Disability Trust Fund ("SDTF") was established to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. At December 31, 2004, approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $7.6 million, net of amounts due to reinsurers. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by currently assessing a fee of 4.52% of worker's compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 48 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

Litigation

        Zenith National and its subsidiaries are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

NOTE 4.    Accumulated Other Comprehensive Income

        Accumulated other comprehensive income is comprised of changes in unrealized appreciation on investments and changes in foreign currency translation adjustments. The following table summarizes the components of accumulated other comprehensive income:

	December 31,
(Dollars in thousands)	2004	2003

Net unrealized appreciation on investments, before tax	$62,422	$44,217
Deferred tax expense	21,848	15,476

Net unrealized appreciation on investments, net of tax	40,574	28,741

Foreign currency translation adjustment, before tax	4,629	4,739
Deferred tax expense	1,620	1,659

Foreign currency translation adjustment, net of tax	3,009	3,080

Total accumulated other comprehensive income:	$43,583	$31,821

NOTE 5.    Non-Cash Financing Activities

        In March 2004, a Zenith employee exercised his option to purchase from Zenith National 201,000 shares of Zenith National's common stock at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $4.7 million. In lieu of cash payment, 121,015 shares of Zenith National's common stock valued at $4.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price.

        The exercise of the stock options had no net effect on stockholders' equity because the increase in treasury stock of $4.7 million for the shares tendered was offset by an increase in common stock of $0.2 million and an increase in additional paid-in capital of $4.5 million for the 201,000 shares issued.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
(Dollars in thousands)
Year Ended December 31, 2004
Property and Casualty:
Workers' compensation	$17,763	$1,343,760	$135,026		$902,047		$583,165	$109,766	$99,276	$944,629
Reinsurance	901	138,559	7,193		42,378		45,598	7,499	1,237	40,377

	18,664	1,482,319	142,219		944,425		628,763	117,265	100,513	985,006
Investment						$61,876
Parent									6,000

Total	$18,664	$1,482,319	$142,219		$944,425	$61,876	$628,763	$117,265	$106,513	$985,006

2003
Property and Casualty:
Workers' compensation	$10,311	$1,085,400	$102,068		$712,796		$497,991	$97,142	$85,918	$734,152
Reinsurance	1,611	135,349	9,182		61,003		39,931	10,650	860	51,176

	11,922	1,220,749	111,250		773,799		537,922	107,792	86,778	785,328
Investment						$56,103
Parent									5,344

Total	$11,922	$1,220,749	$111,250		$773,799	$56,103	$537,922	$107,792	$92,122	$785,328

2002
Property and Casualty:
Workers' compensation					$503,859		$386,694	$81,807	$76,203	$517,104
Reinsurance					53,196		34,434	10,395	723	58,786

					557,055		421,128	92,202	76,926	575,890
Investment						$48,811
Parent									5,135

Total					$557,055	$48,811	$421,128	$92,202	$82,061	$575,890

SCHEDULE IV — REINSURANCE
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Percentage
Years Ended December 31,
2004
Premiums earned	$1,034,903	$144,260	$53,782	$944,425	5.7%
2003
Premiums earned	815,446	112,331	70,684	773,799	9.1
2002
Premiums earned	555,023	57,739	59,771	557,055	10.7

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

		Column C
Column A	Column B	Additions		Column D	Column E
(Dollars in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Years Ended December 31,
2004
Allowance for uncollectible premiums	$578	$3,831		$4,217	$192
Provision for uncollectible reinsurance recoverable	3,000				3,000
2003
Allowance for uncollectible premiums	2,300	5,141		6,863	578
Provision for uncollectible reinsurance recoverable	3,000				3,000
2002
Allowance for uncollectible premiums	7,704	3,077		8,481	2,300
Provision for uncollectible reinsurance recoverable	3,000				3,000

(1)
Deductions represent amounts determined to be uncollectible and written-off.

SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES AND ITS PROPORTIONATE SHARE OF EQUITY INVESTEE —
ADVENT CAPITAL (HOLDINGS) PLC

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Claims and claim adjustment expenses incurred related to
		Reserves for Unpaid Claims and Claim Adjustment Expenses							Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense
	Deferred Policy Acquisition Costs		Discount, if any, Deducted in Column C
				Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Premiums Written
(Dollars in thousands) Years ended December 31, 2004
(a) Zenith National Insurance Corp. and Subsidiaries
	$18,664	$1,482,319		$142,219	$944,425	$61,876	$615,397	$13,366	$117,265	$407,608	$985,006

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC (1)	$2,318	$81,411		$13,752	$33,509	$768	$23,486	$94	$5,913	$19,152	$35,374

2003
(a) Zenith National Insurance Corp. and Subsidiaries
	$11,922	$1,220,749		$111,250	$773,799	$56,103	$523,707	$14,215	$107,792	$372,914	$785,328

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC (1)
	$2,721	$240,493		$17,958	$35,300	$1,401	$17,870	$879	$7,809	$17,285	$28,297

2002
(a) Zenith National Insurance Corp. and Subsidiaries
					$557,055	$48,811	$391,960	$29,168	$92,202	$337,937	$575,890

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC (1)
					$19,132	$1,280	$7,342	$6,975	$3,758	$8,995	$17,077

(1)
Zenith accounts for its investment in Advent Capital (Holdings) PLC on a one quarter lag. Therefore, information in (c) above is presented as of and for the twelve months ended September 30, 2004, 2003 and 2002, respectively.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

EXHIBIT INDEX

Number	Exhibit

*10.28	1996 Employee Stock Option Plan, Form of Stock Option Agreement
*10.42	2003 Non-Employee Director Deferred Compensation Plan, Form of Deferred Compensation Agreement
*10.43	Description of Compensation Arrangement for members of the Board of Directors.
12	Computation of Ratio of Earnings to Fixed Charges
13
Zenith's Annual Report to Stockholders for the year ended December 31, 2004, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant
31.1	Certification of CEO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of CFO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a)
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

        We exclude other schedules from this list — and from this Form 10-K — because either they are not applicable or the information is included in our Consolidated Financial Statements.

*
Management contract or compensation plan or arrangement

QuickLinks

  Item 1. Business. General
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
  Item 9B. Other Information
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
SIGNATURES
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) ZENITH NATIONAL INSURANCE CORP. BALANCE SHEETS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) ZENITH NATIONAL INSURANCE CORP. STATEMENTS OF OPERATIONS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) ZENITH NATIONAL INSURANCE CORP. STATEMENTS OF CASH FLOWS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) ZENITH NATIONAL INSURANCE CORP. NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES AND ITS PROPORTIONATE SHARE OF EQUITY INVESTEE — ADVENT CAPITAL (HOLDINGS) PLC
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
EXHIBIT INDEX