Form 10-Q
period 2005-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2005-04-26
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

        At April 26, 2005, there were 22,235,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,577,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2005

PART l
FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars and shares in thousands)	March 31, 2005	December 31, 2004
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $137,078 in 2005 and $140,828 in 2004)	$136,670	$138,260
At fair value (amortized cost $1,266,406 in 2005 and $1,091,453 in 2004)	1,269,748	1,110,775
Equity securities, at fair value (cost $60,530 in 2005 and $62,962 in 2004)	98,327	106,062
Mortgage loans (at unpaid principal balance)		12,645
Short-term investments (at cost or amortized cost, which approximates fair value)	463,932	492,126
Investment in Advent Capital (Holdings) PLC	29,433	28,066
Other investments	11,317	12,080

Total investments	2,009,427	1,900,014
Cash	6,596	10,322
Accrued investment income	16,262	15,312
Premiums receivable, less bad debt allowance of $177 in 2005 and $194 in 2004	60,738	58,161
Receivable from reinsurers and state trust funds for paid and unpaid losses	271,627	293,572
Deferred policy acquisition costs	22,205	18,664
Deferred tax asset	41,011	29,152
Goodwill	20,985	20,985
Other assets	70,064	68,473

Total assets	$2,518,915	$2,414,655

Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,519,625	$1,482,319
Unearned premiums	167,482	142,219
Policyholders' dividends accrued	6,470	6,001
Convertible senior notes payable, less unamortized discount of $3,308 in 2005 and $3,447 in 2004	121,687	121,548
Redeemable securities, less unamortized discount of $172 in 2005 and $175 in 2004	58,828	58,825
Current income tax payable	18,969	8,269
Other liabilities	103,988	93,327

Total liabilities	1,997,049	1,912,508

Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2005 and 2004
Common stock, $1 par, 50,000 shares authorized; issued 27,231 in 2005 and 26,510 in 2004; outstanding 19,654 in 2005 and 19,371 in 2004	27,231	26,510
Additional paid-in capital	341,959	318,850
Retained earnings	286,683	254,682
Unearned compensation	(4,382)	(4,588)
Accumulated other comprehensive income	29,467	43,583

	680,958	639,037
Treasury stock, at cost (7,577 shares in 2005 and 7,139 shares in 2004)	(159,092)	(136,890)

Total stockholders' equity	521,866	502,147

Total liabilities and stockholders' equity	$2,518,915	$2,414,655

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2005	2004
Revenues:
Premiums earned	$285,717	$224,713
Net investment income	17,131	14,875
Realized gains on investments	2,870	3,809

Total revenues	305,718	243,397
Expenses:
Loss and loss adjustment expenses incurred	170,669	150,270
Policy acquisition costs	42,222	28,972
Underwriting and other operating expenses	30,032	24,265
Policyholders' dividends	1,250	957
Interest expense	3,292	3,184

Total expenses	247,465	207,648
Income before tax and equity in earnings of investee	58,253	35,749
Income tax expense	20,123	12,349

Income after tax and before equity in earnings of investee	38,130	23,400
Equity in earnings of investee, net of income tax expense of $630 in 2005 and $915 in 2004	1,170	1,700

Net income	$39,300	$25,100

Net income per common share:
Basic	$2.02	$1.32
Diluted	1.65	1.09
Disclosure regarding comprehensive income:
Net income	$39,300	$25,100
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation on investments	(13,834)	12,993
Net change in foreign currency translation adjustment	(282)	848

Comprehensive income	$25,184	$38,941

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)
	2005	2004
Cash flows from operating activities:
Premiums collected	$317,895	$281,454
Investment income received	15,370	14,233
Loss and loss adjustment expenses paid	(107,554)	(88,933)
Underwriting and other operating expenses paid	(76,694)	(89,599)
Interest paid	(6,177)	(6,620)
Income taxes paid	(7,618)	(8,006)

Net cash provided by operating activities	135,222	102,529

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(6,323)
Fixed maturity securities available-for-sale	(452,855)	(581,587)
Equity securities available-for-sale	(26,402)	(48,685)
Other investments	(364)	(3,787)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	7,816	5,715
Fixed maturity securities available-for-sale	13,946	22,728
Other investments	13,818	4,049
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	260,072	546,194
Equity securities available-for-sale	34,892	25,751
Other investments		112
Net decrease (increase) in short-term investments	29,763	(57,970)
Capital expenditures and other, net	(2,518)	(2,733)

Net cash used in investing activities	(128,155)	(90,213)

Cash flows from financing activities:
Repurchase of redeemable securities		(7,600)
Cash dividends paid to common stockholders	(5,392)	(4,733)
Proceeds from exercise of stock options	2,144	3,170
Purchase of treasury shares	(7,545)

Net cash used in financing activities	(10,793)	(9,163)

Net (decrease) increase in cash	(3,726)	3,153
Cash at beginning of period	10,322	8,006

Cash at end of period	$6,596	$11,159

(continued)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)
	2005	2004
Reconciliation of net income to net cash flows provided by operating activities:
Net income	$39,300	$25,100
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net depreciation, amortization and accretion	1,456	3,104
Realized gains on investments	(2,870)	(3,809)
Equity in earnings of investee	(1,170)	(1,700)
(Increase) decrease in:
Accrued investment income	(950)	(1,737)
Premiums receivable	(4,458)	(12,560)
Receivable from reinsurers and state trust funds for paid and unpaid losses	21,843	(8,900)
Deferred policy acquisition costs	(3,541)	(2,922)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	37,306	65,042
Unearned premiums	25,263	35,038
Net income taxes payable	12,505	4,343
Accrued expenses	14,775	4,588
Other	(4,237)	(3,058)

Net cash provided by operating activities	$135,222	$102,529

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2005	2004
Preferred stock, $1 par:
Beginning of period	None	None

End of period	None	None

Common stock, $1 par:
Beginning of period	$26,510	$25,928
Exercise of stock options	714	349
Restricted stock awards granted	7

End of period	27,231	26,277

Additional paid-in-captial:
Beginning of period	318,850	300,448
Exercise of stock options	16,082	7,569
Tax benefit on options exercised	6,694	1,951
Recognition of stock-based compensation on stock options	15	15
Conversion of convertible senior notes		5
Restricted stock awards granted	318

End of period	341,959	309,988

Retained earnings:
Beginning of period	254,682	157,191
Net income	39,300	25,100
Cash dividends declared to common stockholders	(7,299)	(5,317)

End of period	286,683	176,974

Unearned compensation:
Beginning of period	(4,588)
Restricted stock awards granted	(318)
Amortization of compensation expense	524

End of period	(4,382)

Accumulated other comprehensive income:
Beginning of period	43,583	31,821
Net change in unrealized appreciation on investments, net of deferred tax (benefit) expense and reclassification adjustment	(13,834)	12,993
Change in foreign currency translation adjustment, net of deferred tax (benefit) expense	(282)	848

End of period	29,467	45,662

Treasury stock, at cost:
Beginning of period	(136,890)	(132,142)
Acquisition of treasury shares	(22,202)	(4,748)

End of period	(159,092)	(136,890)

Total stockholders' equity	$521,866	$422,011

Cash dividends declared per common share	$0.33	$0.28

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the workers' compensation insurance business, nationally, and the assumed reinsurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2004. Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in these statements. Certain cash flow items in prior periods have been reclassified to conform to the 2005 presentation.

Note 2. Effect of Stock-Based Employee Compensation

        Effective in the fourth quarter of 2002, Zenith began to expense the cost of employee stock options using the fair value based method of recording stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under the prospective method, all employee stock options granted since January 2002 are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Prior to the fourth quarter of 2002, Zenith applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for stock options issued prior to January 2002. Under the intrinsic value method of APB No. 25, Zenith was not required to recognize compensation expense for stock option grants.

        The following table sets forth the effect of all stock-based employee compensation included in net income and the pro forma effect of all stock-based employee compensation if the fair value of stock options accounted for under the intrinsic value method of APB No. 25 were included in net income for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2005	2004
Net income as reported	$39,300	$25,100
Stock-based employee compensation expense included in reported net income, net of income tax benefit	382	10
Total stock-based employee compensation expense determined under fair value method for all awards, net of income tax benefit	(392)	(62)

Pro forma net income	$39,290	$25,048

Net income per share—basic:
Net income per share as reported	$2.02	$1.32
Net income per share—pro forma	2.02	1.32
Net income per share—diluted:
Net income per share as reported	1.65	1.09
Net income per share—pro forma	1.65	1.08

Note 3. Earnings and Dividends Per Share

        The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)
		2005	2004
(A)	Net income	$39,300	$25,100

(B)	Interest expense on the Convertible Notes, net of tax	$1,272	$1,265

(C)	Weighted average shares outstanding	19,431	19,014
	Common shares issuable under employee stock option plan (treasury stock method)	166	262
	Common shares issuable under employee restricted stock plan (treasury stock method)	32
	Common shares issuable upon conversion of the Convertible Notes	5,000	5,000

(D)	Weighted average shares outstanding—diluted	24,629	24,276

	Net income per common share:
(A)/(C)	Basic	$2.02	$1.32
((A)+(B))/(D)	Diluted	1.65	1.09

	Cash dividends declared per common share	$0.33	$0.28

        Diluted average outstanding shares for the three months ended March 31, 2005 and 2004 include an additional 5.0 million shares that could be issued in connection with our 5.75% Convertible Senior

Notes due March 30, 2023 (the "Convertible Notes"). After tax interest expense of $1.3 million associated with the Convertible Notes for each of the three months ended March 31, 2005 and 2004 is added back to net income in computing net income per diluted share.

Note 4. Outstanding Debt

        At March 31, 2005, the aggregate maturities for all of Zenith's long-term borrowings for each of the five years after December 31, 2004 are as follows:

Maturing in: (Dollars in thousands)	Convertible Notes	Redeemable Securities	Total
2005	$124,995		$124,995
2006
2007
2008
2009
Thereafter		$59,000	59,000

Total	$124,995	$59,000	$183,995

        The maturity of the outstanding Convertible Notes is presented as being due in 2005 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the second quarter of 2005 since the contingent conversion condition relative to our stock price was met as of March 31, 2005. If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof. Whether the notes will be convertible after June 30, 2005 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National's common stock, par value $1.00 per share ("Zenith National's common stock"). If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

        In April 2005, Zenith entered into privately negotiated transactions with two holders of the Convertible Notes pursuant to which the holders converted, in April 2005, $64,345,000 aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes. Upon such conversion, the holders received a total of 2,573,800 shares of Zenith National's common stock in accordance with the terms of the Indenture and a total of $3,732,000 in cash as an incentive for such conversion. The shares of Zenith National's common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

        In March 2004, $5,000 aggregate principal amount of Convertible Notes were converted into 200 shares of Zenith National's common stock at the election of certain holders thereof.

        In March 2004, Zenith National repurchased $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all of the voting securities of which are owned by Zenith National ("Redeemable Securities"), which resulted in a gain of $0.3 million before tax ($0.2 million after tax). The gain was recorded as a reduction of interest expense in the first quarter of 2004. Zenith National used its available cash balances to fund these purchases.

Note 5. Segment Information

        Our business is comprised of the following segments: workers' compensation; reinsurance; investments; and parent. Our real estate segment was discontinued in 2002. Segments are designated based on the types of products and services provided. Workers' compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees injured in the course of employment. Reinsurance principally consists of assumed reinsurance of property losses from worldwide catastrophes and large property risks. Income from operations of the investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our workers' compensation and reinsurance segments. Income (loss) from the workers' compensation and reinsurance segments is determined solely by deducting net loss and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned. Loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National, a holding company which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries (other than Advent Capital (Holdings) PLC ("Advent Capital") and other investment securities.

        The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned. The key operating goal for our insurance businesses is to achieve a combined ratio of 100% or lower.

        Segment information is set forth below:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended March 31, 2005
Revenues:
Premiums earned	$273,495	$12,222			$285,717
Net investment income			$17,131		17,131
Realized gains on investments			2,870		2,870

Total revenues	273,495	12,222	20,001		305,718

Interest expense				$(3,292)	(3,292)

Income (loss) before tax and equity in earnings of investee	41,161	2,407	20,001	(5,316)	58,253
Income tax expense (benefit)	14,580	842	6,561	(1,860)	20,123

Income (loss) after tax and before equity in earnings of investee	26,581	1,565	13,440	(3,456)	38,130
Equity in earnings of investee, net of tax expense of $630			1,170		1,170

Net income (loss)	$26,581	$1,565	$14,610	$(3,456)	$39,300

Combined ratios	84.9%	80.3%

As of March 31, 2005
Investment in Advent Capital			$29,433

Total assets	$459,031	$37,297	2,016,416	$6,171	$2,518,915

(Dollars in thousands)	Workers' Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended March 31, 2004
Revenues:
Premiums earned	$213,186	$11,527			$224,713
Net investment income			$14,875		14,875
Realized gains on investments			3,809		3,809

Total revenues	213,186	11,527	18,684		243,397

Interest expense				$(3,184)	(3,184)

Income (loss) before tax and equity in earnings of investee	19,804	2,039	18,684	(4,778)	35,749
Income tax expense (benefit)	7,212	714	6,096	(1,673)	12,349

Income (loss) after tax and before equity in earnings of investee	12,592	1,325	12,588	(3,105)	23,400
Equity in earnings of investee, net of tax expense of $915			1,700		1,700

Net income (loss)	$12,592	$1,325	$14,288	$(3,105)	$25,100

Combined ratios	90.7%	82.3%

As of March 31, 2004
Investment in Advent Capital			$28,616

Total assets	$466,075	$41,131	1,646,298	$6,415	$2,159,919

        The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,
(Dollars in thousands)
	2005	2004
Net investment income	$17,131	$14,875
Realized gains on investments	2,870	3,809

Income before tax from investments segment	20,001	18,684
Income (loss) before tax from:
Workers' compensation segment	41,161	19,804
Reinsurance segment	2,407	2,039
Parent segment	(5,316)	(4,778)

Income before tax and before equity in earnings of investee	58,253	35,749
Income tax expense	20,123	12,349

Income after tax and before equity in earnings of investee	38,130	23,400
Equity in earnings of investee after tax	1,170	1,700

Net income	$39,300	$25,100

Note 6. Commitments and Contingencies

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

        At March 31, 2005 and December 31, 2004, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

        On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, in 2001, we recorded an impairment provision of $3.0 million for our receivable from Reliance. The impairment provision was $3.0 million at March 31, 2005 and December 31, 2004. The eventual outcome of this matter will be determined by the ultimate amount of Reliance's liabilities and whether Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

        State guarantee funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company's liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at March 31, 2005.

        Zenith recorded an estimate of $7.5 million (net of expected recoveries of $2.3 million recoverable before the end of 2005) for its expected liability at March 31, 2005 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at March 31, 2005. The estimated expense for Guarantee Fund assessments was $1.6 million and $1.2 million in the three months ended March 31, 2005 and 2004, respectively. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

        The Florida Special Disability Trust Fund ("SDTF") was established to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. At March 31, 2005, approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $6.5 million, net of amounts due to reinsurers. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by currently assessing a fee of 4.52% of workers' compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 48 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

Litigation

        Zenith National and its subsidiaries are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

Note 7. Exercise of Stock Options Using Previously Acquired Shares

        In February 2005, a Zenith employee exercised his option to purchase from Zenith National 620,362 shares of Zenith National's common stock at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $14.7 million. In lieu of cash payment, 288,278 shares of Zenith National's common stock valued at $14.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price. The exercise of the stock options had no net effect on stockholders' equity in the first quarter of 2005 because the increase in treasury stock of $14.7 million for the shares tendered was offset by an increase in common stock of $0.6 million and an increase in additional paid-in capital of $14.1 million for the 620,362 shares issued.

        Also, in lieu of cash payment for the employee's income tax withholding related to the income from the exercise of the stock options, 150,274 shares of Zenith National's common stock valued at $7.5 million were withheld by Zenith National. The effect of withholding shares to pay the income tax is an increase in treasury stock of $7.5 million and a decrease in cash of $7.5 million in the first quarter of 2005.

        In March 2004, a Zenith employee exercised his option to purchase from Zenith National 201,000 shares of Zenith National's common stock at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $4.7 million. In lieu of cash payment, 121,015 shares of Zenith National's common stock valued at $4.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price. The exercise of the stock options had no net effect on stockholders' equity in the first quarter of 2004 because the increase in treasury stock of $4.7 million for the shares tendered was offset by an increase in common stock of $0.2 million and an increase in additional paid-in capital of $4.5 million for the 201,000 shares issued.

Note 8. Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued statement No. 123-R, "Share-Based Payment" ("SFAS No. 123-R"). This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments by estimating the fair value of the award which is then recognized as an expense over the vesting period of the award. Starting in the fourth quarter of 2002, we have been expensing the fair value of all stock options granted since January 1, 2002 under the prospective method. Zenith will adopt SFAS No. 123-R using the modified prospective method. Under this method, all employee stock option grants outstanding at the date of adoption will be expensed over the stock option vesting period based on the fair value at the date the options were granted. SFAS No. 123-R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123-R is not expected to have a material impact on our results of operations or financial condition. There will be no material change in the accounting for Zenith's Restricted Stock Plan or Employee Stock Purchase Plan based upon the adoption of SFAS No. 123-R.

        In December 2004, the FASB issued statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). This statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that SFAS No. 153 will not have a material effect on our results of operations.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and
Results of Operations

        Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the workers' compensation insurance business, nationally, and the assumed reinsurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries.

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as expect, anticipate, believe, estimate, or similar words that are used in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations ("MD&A"), in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (7) losses associated with any terrorist attacks that impact our workers' compensation business segments in excess of our reinsurance protection; and (8) other risks detailed herein and from time to time in Zenith's reports and filings with the Securities and Exchange Commission.

Overview

1)
Revenues. Our revenues are comprised of the net premiums earned from our workers' compensation and reinsurance segments and the net investment income and realized gains from our investments segment. Total revenues increased in the first quarter of 2005 compared to the first quarter of 2004 principally because our workers' compensation premium revenues increased in the first quarter of 2005. In the first quarter of 2005, there is a favorable impact on our workers' compensation net premiums earned because we no longer cede 10% of our workers' compensation earned premiums under a quota share reinsurance agreement which reduced net premiums earned in the first quarter of 2004. We also wrote additional policies in 2005 which also increased our workers' compensation net premiums earned, offset by the effect of rate decreases effective July 1, 2004.

2)
Income from workers' compensation and reinsurance segments. The results of our workers' compensation and reinsurance segments may fluctuate from time to time.

a)
Workers' compensation. Income from our workers' compensation segment in the three months ended March 31, 2005 increased compared to the corresponding period in 2004.

b)
Reinsurance. Results of the reinsurance segment were comparable between the first quarter of 2005 and the corresponding period in 2004.

3)
Loss reserves. In the first quarter of 2005, we re-allocated our workers' compensation loss reserves by accident year to better reflect the facts and trends based on our current knowledge. In this regard, we recognized $2.3 million of favorable development on prior year loss reserves.

4)
Investments segment. We increased our investment portfolio by $109 million in the three months ended March 31, 2005 as a result of favorable net cash flow from operations. We expect favorable net cash flow from operations to continue in 2005.

5)
Stockholders' equity. Our stockholders' equity increased from $502.1 million ($25.92 per share) at December 31, 2004 to $521.9 million ($26.55 per share) at March 31, 2005.

Results of Operations

Summary Results by Segment

        The comparative components of net income for the three months ended March 31, 2005 and 2004 are set forth in the following table. These components of net income are consistent with the results of our business segments set forth in Note 5 to the Consolidated Financial Statements.

	Three Months Ended March 31,
(Dollars in thousands)
	2005	2004
Net investment income	$17,131	$14,875
Realized gains on investments	2,870	3,809

Income before tax from investments segment	20,001	18,684
Income (loss) before tax from:
Workers' compensation segment	41,161	19,804
Reinsurance segment	2,407	2,039
Parent segment	(5,316)	(4,778)

Income before tax and before equity in earnings of investee	58,253	35,749
Income tax expense	20,123	12,349

Income after tax and before equity in earnings of investee	38,130	23,400
Equity in earnings of investee after tax	1,170	1,700

Net income	$39,300	$25,100

        The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned. The key operating goal for our insurance segments is to achieve a combined ratio of 100% or lower.

        The combined ratios of the workers' compensation and reinsurance segments for the three months ended March 31, 2005 and 2004 are set forth in the following table:

	Three Months Ended March 31,
	2005	2004
Workers' compensation:
Loss and loss adjustment expenses	59.6%	67.4%
Underwriting and other operating expenses	25.3%	23.3%

Combined ratio	84.9%	90.7%

Reinsurance:
Loss and loss adjustment expenses	63.5%	56.3%
Underwriting and other operating expenses	16.8%	26.0%

Combined ratio	80.3%	82.3%

        Net premiums earned of the workers' compensation and reinsurance segments for the three months ended March 31, 2005 and 2004 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in thousands)
	2005	2004
Workers' compensation:
California	$186,491	$145,053
Outside California	87,004	68,133

Total workers' compensation	273,495	213,186
Reinsurance	12,222	11,527

Net premiums earned	$285,717	$224,713

Workers' Compensation Segment

        Premiums in-force and number of policies in-force in California and outside of California were as follows (premiums in-force are a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown):

	California		Outside of California
(Dollars in millions)	Premiums in-force	Policies in-force	Premiums in-force	Policies in-force
March 31, 2005	$775.9	27,800	$328.7	16,700
December 31, 2004	731.3	27,200	311.0	16,200
March 31, 2004	648.2	26,900	288.0	15,300
December 31, 2003	587.9	25,900	277.8	15,600

        We believe that the insureds' payroll is our best indicator of exposure. We estimate that the underlying payroll associated with our policies in-force increased during the same periods as follows:

	Annual Increase in Insured Payroll
Policies in-force at March 31,	California Only	Total Company
2005	27%	22%
2004	13	10

        Net premiums earned in the three months ended March 31, 2004 are net of $23.4 million of ceded earned premiums under a 10% quota share ceded reinsurance agreement with Odyssey America Reinsurance Corporation, a subsidiary of Fairfax Financial Holdings Limited ("Fairfax"), a Toronto based financial services holding company. This quota share agreement ended on December 31, 2004. At March 31, 2005, Fairfax owned approximately 24% of the outstanding common stock of Zenith National (not including shares issuable upon conversion of Zenith's 5.75% Convertible Senior Notes ("Convertible Notes") held by affiliates of Fairfax). The underwriting and other operating expense ratio for the workers' compensation segment is higher in the first quarter of 2005 compared to the comparable period in 2004 by approximately two percentage points due to the absence in 2005 of ceding commissions received in 2004 on the 10% ceded quota share agreement which was terminated effective December 31, 2004.

        The combined ratio of our workers' compensation segment improved in the first quarter of 2005 compared to the corresponding period in 2004 because of a lower estimated loss and loss adjustment expense ratio in the first quarter of 2005 compared to the estimated loss and loss adjustment expense ratio in the corresponding period in 2004. The lower estimated loss and loss adjustment expense ratio is primarily due to a continuation of favorable trends in inflation and frequency compared to premiums.

        On March 25, 2005, the California Workers' Compensation Insurance Rating Bureau ("WCIRB") submitted a filing to the California Insurance Commissioner recommending a 10.4% decrease in advisory pure premium rates for California workers' compensation new and renewal policies effective July 1, 2005. Pure premium rates are rates that would cover expected loss costs but do not contain an element to cover operating expenses or profit. Although the California Insurance Commissioner adopts and publishes advisory pure premium rates, we are not required to use these California advisory rates. In California, insurance companies are required by law to set adequate workers' compensation premiums for their own use. In its filing, the WCIRB noted that they may, if appropriate, revise their recommendation after evaluating the impact of the new permanent disability rating schedule adopted in connection with California workers' compensation reform legislation enacted in 2004. We have not yet determined what, if any, changes we will make to our California workers' compensation premium rates for July 1, 2005.

Reinsurance Segment

        In assumed reinsurance, we provide coverage that protects other insurance and reinsurance companies from the accumulation of large losses from major loss events, known as "catastrophes." Results of the reinsurance segment will be favorable in the absence of catastrophes and may be unfavorable in periods when they occur. Consequently, the results of this segment will fluctuate and this business should be evaluated over the long-run. In the three months ended March 31, 2005 and 2004, there were no major catastrophes that impacted the reinsurance treaties we have written and the combined ratio and results of the reinsurance segment were comparable between the periods.

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

Investments Segment

        Investment income and realized gains and losses are discussed in the "Investments" section following.

Parent Segment

        The parent segment loss reflects the holding company activities of Zenith National. Parent segment loss before tax for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)
	2005	2004
Interest expense	$3,292	$3,184
Parent expenses	2,024	1,594

Parent segment loss	$5,316	$4,778

        Interest expense on the Convertible Notes is added back to net income in the computation of diluted earnings per share (see Note 3 to the Consolidated Financial Statements).

Equity Investee—Advent Capital (Holdings) PLC

        Zenith's share of Advent Capital (Holdings) PLC's ("Advent Capital") net income included in our Consolidated Statements of Operations was as follows:

(Dollars in thousands)	2005	2004
Zenith's share of Advent Capital's net income, after tax	$1,170	$1,700

        Our share of Advent Capital's net income for the first quarter of 2004 includes $0.5 million for our share of non-recurring income recognized by Advent Capital.

Loss Reserves

        Accounting for the workers' compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses ("loss reserves") as of the balance sheet date. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. The amount by which estimated losses, measured subsequently by the reference to payments and additional estimates, differ from those originally reported for a period is known as "development." Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable developments of loss reserves are reflected in our Consolidated Statements of Operations in the period the changes are made.

        Actuarial techniques and methods are utilized to establish the most reasonably accurate estimate of loss reserves and we perform a comprehensive review of our loss reserves at the end of every quarter. Our loss reserves were as follows:

(Dollars in millions)	March 31, 2005	December 31, 2004
Workers' compensation segment:
Unpaid losses and loss adjustment expenses	$1,392	$1,344
Less: Receivable from reinsurers and state trust funds for unpaid losses	249	270

Unpaid losses and loss adjustment expenses, net of reinsurance	$1,143	$1,074

Reinsurance segment:
Unpaid losses and loss adjustment expenses	$128	$138
Less: Receivable from reinsurers for unpaid losses

Unpaid losses and loss adjustment expenses, net of reinsurance	$128	$138

Total:
Unpaid losses and loss adjustment expenses	$1,520	$1,482
Less: Receivable from reinsurers and state trust Funds for unpaid losses	249	270

Unpaid losses and loss adjustment expenses, net of reinsurance	$1,271	$1,212

        When losses are reported to us, we establish, individually, estimates of the ultimate cost of the claims, known as "case reserves." These case reserves are continually monitored and revised in response to new information and for amounts paid. Our actuaries use this information about reported claims in some of their estimation techniques. In estimating our total loss reserves, we have to make provision for two types of loss development. At the end of any calendar period, there are a number of claims that have not yet been reported but will arise out of accidents that have already occurred. These are referred to in the insurance industry as IBNR claims. In addition to this provision for later reported claims, we also have to estimate the extent to which the case reserves on known claims may also develop. These types of reserves are referred to in the insurance industry as bulk reserves. Our actuarial estimation techniques for estimating our loss reserves make provision for both IBNR and bulk reserves in total, but not separately. We are required to file exhibits with state insurance departments which state the amount which is the sum of our IBNR and bulk reserves.

        At March 31, 2005 and December 31, 2004, IBNR and bulk reserves included in loss reserves, net of reinsurance, were as follows:

(Dollars in millions)	March 31, 2005	December 31, 2004
Workers' compensation	$283	$239
Reinsurance	29	41

Total IBNR & bulk reserves	$312	$280

        The principal uncertainty in our workers' compensation loss reserve estimates at this time is caused by the trend of increasing severity in the years prior to 2002 compared to more recent years. Severity is the average cost of a claim. The trend of increasing severity, or inflation, is attributable to both increasing medical costs (payments to providers to treat injured workers) and increasing indemnity payments (payments to injured workers for lost wages) per claim. We have observed a change in the inflationary trend in the amounts we have paid for claims in recent accident years compared to 2001 and prior, but there is uncertainty as to whether the recent lower inflation data will be sustained over the long-term.

        Our actuaries produce a point estimate using the results of various methods of estimation. However, these various methods do not produce separate point estimates. The point estimate is prepared as follows: Our actuaries prepare reserve estimates based upon paid loss patterns, incurred loss patterns and claim count methods for all accident years. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred methods. For the more recent accident years, our actuarial estimate is based on both the paid loss patterns and assumed rates of inflation. Since the number of claims is relatively certain, the inflation assumption is the key assumption in establishing loss reserve estimates for these recent accident years. Management establishes loss reserve estimates in the financial statements that provide for fluctuating rates of inflation dependent on the most current data and at March 31, 2005 the loss reserves, net of reinsurance ceded, recorded in the financial statements were $1,271.0 million compared to the actuarial point estimate of loss reserves, of $1,229.4 million. We believe that this difference is not significant in the context of the amounts being estimated.

        When we estimate our loss reserves, one important way we look at information is by accident year. This allows us to look at the year-over-year change in claim severity, or inflation—our most important assumption in establishing adequate loss reserve estimates. By making assumptions about the annual rates of inflation, we produce an estimate for total loss reserves and an allocation of the loss reserve estimate by accident year. Any changes in our assumptions about inflation rates will cause a change in our loss reserve estimates, although our view of the adequacy of the total loss reserve estimate may be unchanged if the effect of the change in the inflation assumptions has the effect of reallocating the loss reserve estimate among accident years.

        At March 31, 2005, the accident year paid loss inflation rates in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

								Assumed Inflation in Selected Ultimate Loss Estimate
	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)
Accident year								March 31, 2005	December 31,2004
	15	27	39	51	63	75	87
1998	7%	10%	9%	9%	10%	11%	13%	15%	13%
1999	12	14	15	15	15	15		16	16
2000	10	10	12	13	14			15	15
2001	15	16	15	15				17	18
2002	1	2	4					8	6
2003	5	2						10	16
2004	(7)							9	13
2005								7

        We expect that California workers' compensation reform legislation that was enacted in September 2003 and April 2004 will cause the trend of cost increases in California to change and trend lower in the long-run. The following provisions of the recent California workers' compensation reform legislation became effective on January 1, 2005:

  •
  Employers and insurers are authorized to establish networks of medical providers within which injured workers are required to be treated and all care provided within the network must be consistent with the American College of Occupational and Environmental Medicine treatment utilization guidelines.

  •
  Disabilities may be apportioned between work-related and non-work related causes and employers are only liable for the portion of the disability that is work-related.

  •
  Permanent disability ratings are based on a new, objective, disability rating schedule adopted by the Administrative Director of Workers' Compensation.

        However, it will be several years before we know the long-term impact of these and other measures contained in the reforms with any certainty and we will continually update our estimates as we obtain relevant data.

        The data through the first quarter of 2005 for accident years 2003 and 2004 suggest that inflation rates for these accident years may be lower than we have experienced in the preceding accident years and lower than we have previously estimated. As discussed above, three important provisions of the recent California reform legislation became effective on January 1, 2005 and which we expect will lower the trend of increasing costs for the 2005 accident year. Also, in its filing of March 25, 2005, the WCIRB published aggregate data for the California workers' compensation industry which show a short-term reduction in the trend of paid losses and considerable improvement in the estimated loss ratio for the California workers' compensation industry in 2004 (an estimated pure loss ratio of 45.0% for 2004 compared to 60.7% in 2003). Therefore, at the end of the first quarter of 2005 we were more comfortable with lower inflation assumptions than we have previously used to estimate loss reserves for accident years 2003 and 2004 and a slightly lower inflation rate for 2005. However, our inflation assumptions for these years leave considerable room for the long-term outcome to exhibit significant inflation and we will continue to monitor the data as it transpires and update our assumptions.

        Our inflation assumptions at March 31, 2005 resulted in a reallocation of loss reserve estimates by accident year primarily from 2004 and 2003 to older accident years. The net decrease in loss reserves during the quarter ended March 31, 2005 for accident years 2004 and prior was $2.3 million, or 0.2% of our estimated workers' compensation reserves at December 31, 2004. As a percentage of workers' compensation net premiums earned in the first quarter of 2005, the net decrease in workers' compensation loss reserves for accident years 2004 and prior was 0.9%.

        Different assumptions about the inflation rates would change our workers' compensation loss reserve estimates. If the average annual inflation rates for each of the accident years 2001 through 2005 were increased or decreased by 1 percentage point in each year, our loss reserve estimates at March 31, 2005 would increase or decrease by about $41.0 million.

Investment Segment

        The investment portfolio increased during the first quarter of 2005 principally as a result of favorable net cash flow from operations.

        The increase in investment income in the three months ended March 31, 2005 compared to the corresponding period in 2004 was the result of the increase in our investment portfolio. The average annual yields on the investment portfolio in the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Before tax(1)	3.7%	3.9%
After tax	2.4%	2.5%

(1)
Reflects the pre-tax equivalent yield on tax-exempt securities.

        At March 31, 2005, our investment portfolio was comprised of 70% fixed maturity securities, 23% short-term investments, 5% equity securities and 2% other investments including our investment in Advent Capital. At December 31, 2004, our investment portfolio was comprised of 66% fixed maturity securities, 26% short-term investments, 6% equity securities and 2% other investments including mortgage loans and our investment in Advent Capital. Fixed maturity securities include primarily corporate bonds, U.S. Government bonds, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association. Of the fixed maturity portfolio, including short-term investments, 95% were rated investment grade at March 31, 2005 and December 31, 2004. The average maturity of the fixed maturity portfolio, including short-term investments, was 4.5 years and 4.6 years at March 31, 2005 and December 31, 2004, respectively.

        At March 31, 2005 and December 31, 2004, 93% and 92%, respectively, of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders' equity decreased by $10.4 million after deferred tax from December 31, 2004 to March 31, 2005 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

        The unrealized net gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

		Available-for-Sale
(Dollars in thousands)	Held-to-Maturity Before Tax
		Before Tax	After Tax
March 31, 2005	$408	$3,342	$2,172
December 31, 2004	2,568	19,322	12,559

        We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. For the three months ended March 31, 2005 and 2004, there were no write-downs that reduced realized gains on investments.

        We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value in the three months ended March 31, 2005 and 2004, and that our remaining unrealized losses at March 31, 2005 are not other-than-temporary. We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for thirteen years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

        Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. Set forth below is information about unrealized gains and losses in our investment portfolio at March 31, 2005:

	Securities with
(Dollars in thousands)	Unrealized Losses	Unrealized Gains
Fixed maturity securities:
Fair value	$911,373	$495,453
Amortized cost	923,380	479,696
Unrealized (loss) gain	(12,007)	15,757
Fair value as a percentage of amortized cost	98.7%	103.3%
Number of security positions held	111	175
Number individually exceeding $0.5 million (loss) gain	4	4
Concentration of unrealized (losses) or gains by type or industry:
U.S. Treasury bonds	$(3,260)	$16
Municipal bonds	(2,631)	124
Hotels	(972)
Machinery and equipment	(734)	955
Financial institutions	(651)	321
Insurance companies	(451)	5,087
Petroleum refining	(429)	823
Personal goods	(408)	719
Other	(2,471)	7,712

Total	$(12,007)	$15,757

Fixed maturity securities:
Investment grade:
Fair value	$865,198	$453,771
Amortized cost	875,916	441,668
Fair value as a percentage of amortized cost	98.8%	102.7%
Non-investment grade:
Fair value	$46,175	$41,682
Amortized cost	47,464	38,028
Fair value as a percentage of amortized cost	97.3%	109.6%
Equity securities:
Fair value	$33,047	$65,280
Cost	34,662	25,868
Unrealized (loss) gain	(1,615)	39,412
Fair value as a percentage of cost	95.3%	252.4%
Number of security positions held	7	16
Number individually exceeding $0.5 million (loss) gain	1	1

        At March 31, 2005, $38.3 million of the unrealized gain on equity securities is attributable to an investment of 0.7 million shares of common stock of Wynn Resorts, Limited ("Wynn Resorts") with a cost basis of $9.1 million. In the first quarter of 2005, we sold 50,000 shares of Wynn Resorts and realized a gain of $2.8 million. Subsequently, in April of 2005, we sold 450,000 shares and realized an additional gain of $22.7 million.

        The table that follows sets forth the fair value of fixed maturity securities at March 31, 2005, based on their expected maturities:

	Securities with
(Dollars in thousands)	Unrealized losses	Unrealized gains
1 year or less	$79,267	$27,921
After 1 year through 5 years	517,386	186,763
After 5 years through 10 years	267,315	167,212
After 10 years	47,405	113,557

	$911,373	$495,453

        The table below sets forth information about fixed maturity securities and equity securities with unrealized losses at March 31, 2005:

(Dollars in thousands)	Fair value	Unrealized loss	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.1 million at March 31, 2005 and for:
Less than 3 months (25 issues)	$592,775	$(6,444)	98.9%
3-6 months (1 issue)	4,812	(171)	96.6%
6-12 months (2 issues)	8,559	(336)	96.2%
Greater than 12 months (8 issues)	32,117	(1,784)	94.7%
Less than $0.1 million at March 31, 2005 (75 issues)	273,110	(3,272)	98.8%

Total	$911,373	$(12,007)	98.7%

Equity securities with unrealized losses:
Individually exceeding $0.1 million at March 31, 2005 and for:
Less than 3 months (2 issues)	$4,460	$(406)	91.7%
3-6 months (1 issue)	22,780	(349)	98.5%
6-12 months (1 issue)	1,333	(601)	68.9%
Greater than 12 months (1 issue)	602	(185)	76.5%
Less than $0.1 million at March 31, 2005 (2 issues)	3,872	(74)	98.1%

Total	$33,047	$(1,615)	95.3%

        The following is a summary of securities sold at a loss in the three months ended March 31, 2005:

(Dollars in thousands)
Fixed maturity securities:
Realized losses on sales	$(2,962)
Fair value at the date of sale	244,633
Number of securities sold	8
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(452)
3-6 months	(1,879)
6-12 months	(631)
Equity securities:
Realized losses on sales	$(109)
Fair value at the date of sale	3,938
Number of securities sold	4
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(89)
6-12 months	(20)

        At March 31, 2005, there were no investments in fixed maturity securities or equity securities with individually material unrealized losses. Those securities which we are holding in our portfolio with an unrealized loss were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

Liquidity and Capital Resources

        Zenith's insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At March 31, 2005 and December 31, 2004, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries amounted to $928.9 million and $870.6 million, respectively. These securities, in conjunction with our positive net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities or use our credit facilities to pay our policy liabilities as they come due. The current trend of favorable net cash flow from operations is attributable to the increase in workers' compensation premiums, and the trend of favorable net cash flow from operations is expected to continue in 2005.

        Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses, and, from time to time, to make capital contributions to Zenith Insurance. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other investments in Zenith National were

$46.4 million and $63.9 million at March 31, 2005 and December 31, 2004, respectively. The decrease is due to the payment of dividends to stockholders, interest payments on outstanding debt and the acquisition of treasury shares in connection with a stock option exercise. Zenith National's available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short and long-term.

        Zenith's Convertible Notes are convertible at each holder's option into shares of Zenith National's common stock, par value $1.00 per share ("Zenith National's common stock"), under certain circumstances including if the price of Zenith National's common stock reaches specified thresholds. The conversion rate of 40 shares (subject to adjustment) for each $1,000 principal amount of the Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith National's common stock. The sale price of Zenith National's common stock exceeded 120% of the conversion price of $25.00 per share at March 31, 2005 for 20 of the last 30 trading days of the first quarter of 2005. As a result of this event, each holder of the Convertible Notes has the right to convert his Convertible Notes into Zenith National's common stock at a conversion rate of 40 shares per $1,000 principal amount of Convertible Notes during the period beginning on April 1, 2005 and ending on June 30, 2005. The maximum number of shares that could be required to be issued upon conversion of all outstanding Convertible Notes is 5.0 million. Whether the Convertible Notes will be convertible after June 30, 2005 will depend upon the occurrence of the events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National's common stock. The Convertible Notes were also convertible during the first quarter of 2004, and $5,000 aggregate principal amount was converted into 200 shares of Zenith National's common stock during such quarter.

        In April 2005, Zenith entered into privately negotiated transactions with two holders of the Convertible Notes pursuant to which the holders converted, in April 2005, $64,345,000 aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes. Upon such conversion, the holders received a total of 2,573,800 shares of Zenith National's common stock in accordance with the terms of the Indenture and a total of $3,732,000 in cash as an incentive for such conversion. The shares of Zenith National's common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

        In March 2004, Zenith National paid $7.6 million to repurchase $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all of the voting securities of which are owned by Zenith National ("Redeemable Securities"). Zenith National used its available cash balances to fund these purchases.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Zenith's accounting policies are described in the Notes to Consolidated Financial Statements in Zenith's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K"). We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, investment write-downs, deferred policy acquisition costs and deferred income taxes are particularly important to an understanding of Zenith's Consolidated Financial Statements. These matters are discussed under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2004 Form 10-K.

Contractual Obligations and Contingent Liabilities

        All of Zenith's outstanding financing obligations are included in the Consolidated Financial Statements and the accompanying Notes. There are no liquidity or financing arrangements with unconsolidated entities or any off-balance sheet arrangements. Zenith National's available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short and long-term.

        The table below sets forth the amounts of Zenith's contractual obligations, including interest payable, at March 31, 2005:

	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes	$124,995				$124,995
Redeemable securities	5,045	$10,090	$10,090	$152,321	177,546
Operating lease commitments	5,431	10,179	4,991	62	20,663
Loss reserves	339,727	378,195	186,010	615,693	1,519,625

Total	$475,198	$398,464	$201,091	$768,076	$1,842,829

        Our loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included in the preceding table an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. We do not expect to have to sell securities or use our credit facilities to pay claims.

        Our contractual obligations under the outstanding Redeemable Securities are comprised of $118.5 million of interest payments over the next 23 years and $59.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $125.0 million of principal that may be due in the second quarter of 2005 as a result of conversion because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the second quarter of 2005 as a result of the triggering of the contingent conversion condition relative to Zenith National's common stock price at the end of the first quarter of 2005. In April 2005, $64,345,000 aggregate principal amount of the Convertible Notes were converted in accordance with the Indenture governing the Convertible Notes in privately negotiated transactions with two holders of the Convertible Notes. Upon such conversion, the holders received a total of 2,573,800 shares of Zenith National's common stock in accordance with the terms of the Indenture and a total of $3,732,000 in cash as an incentive for such conversion. Whether the notes will be convertible after June 30, 2005 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of our common stock.

        If the remaining Convertible Notes are not converted or redeemed prior to the scheduled maturity in 2023, the total interest obligation over the remaining term would be $62.8 million. In addition, Zenith may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

        Zenith's commitments and contingencies are discussed in Note 6 to the Consolidated Financial Statements. Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed. We cannot currently predict the timing or the outcome of the contingencies surrounding reinsurance recoverable from Reliance Insurance Company or the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

        In addition to the foregoing commitments and contingencies, we have issued letters of credit in the amount of $8.0 million in favor of a Lloyd's of London syndicate that we reinsure to secure losses payable to the syndicate and a $5.0 million guarantee in connection with a construction loan to our Sarasota real estate joint venture.

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

	Expected Maturity Date
(Dollars in thousands)
	2005	2006	2007	2008	2009	Thereafter	Total
As of March 31, 2005
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$98,611	$149,690	$389,010	$80,373	$88,481	$600,661	$1,406,826
Weighted average interest rate	3.5%	3.9%	3.9%	4.5%	4.3%	5.4%	4.6%
Short-term investments	$463,932						$463,932
Debt and interest obligations of Zenith:
Convertible notes payable(1)	124,995						124,995
Redeemable securities	2,522	$5,045	$5,045	$5,045	$5,045	$154,844	177,546
As of December 31, 2004
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$162,800	$246,370	$89,326	$79,488	$85,544	$588,075	$1,251,603
Weighted average interest rate	2.8%	3.1%	3.5%	3.9%	3.8%	5.0%	4.1%
Short-term investments	$492,126						$492,126
Debt and interest obligations of Zenith:
Convertible notes payable(1)	128,589						128,589
Redeemable securities	5,045	$5,045	$5,045	$5,045	$5,045	$154,843	180,068

(1)
The Convertible Notes are shown with an expected maturity date in 2005 because the holders have the right to convert their notes into our common stock during the second quarter of 2005 and had the same right in the first quarter of 2005 (see discussion of the Convertible Notes under "Liquidity and Capital Resources" and

  "Contractual Obligations and Contingencies" in "Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.")

Item 4. Controls and Procedures

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

PART II,
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  (c)
  The following sets out the purchase made by Zenith National of its common stock during the quarter ended March 31, 2005:

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
01/01/05-01/31/05				929,019
02/01/05-02/28/05	438,552	$50.62		929,019
03/01/05-03/31/05				929,019

        In February 2005, a Zenith employee exercised his option to purchase from Zenith National 620,362 shares of Zenith National's common stock at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $14.7 million. In lieu of cash payment, 288,278 shares of Zenith National's common stock, valued at $14.7 million, which were previously acquired by the employee, were tendered to, and accepted by, Zenith in payment of the aggregate exercise price. Also, in lieu of cash payment for the employee's income tax withholding related to the income from the exercise of the stock options, 150,274 shares of Zenith National's common stock, valued at $7.5 million, were withheld by Zenith National. The effect of the exercise on consolidated stockholders' equity in the first quarter of 2005 is an increase in treasury stock of $14.7 million, an increase in common stock of $0.6 million and an increase in additional paid-in capital of $14.1 million for the 620,362 shares issued. The effect of withholding shares to pay the income tax on stockholders' equity in the first quarter of 2005 is an increase in treasury stock of $7.5 million and a reduction in cash in the amount of $7.5 million.

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
3.9	By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.1	Special Discretionary Bonus for the Chief Executive Officer. (Incorporated herein by reference to Exhibit 10.1 to Zenith's form 8-K filed January 19, 2005.)
10.2	Compensation of Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Form 8-K filed February 16, 2005.)
10.3
Amendment No. 1 to Restricted Stock Award Agreement dated as of May 26, 2004 between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Form 8-K filed February 24, 2005.)
10.4	Consulting Agreement between John J. Tickner and Zenith National Insurance Corp. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Form 8-K filed February 24, 2005.)
10.5
Amendment No. 1 to Restricted Stock Award Agreement dated as of May 26, 2004 between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Form 8-K filed February 24, 2005.)
10.6
Amendment No. 1 to Restricted Stock Award Agreement dated as of December 2, 2004 between Zenith National Insurance Corp. and John J. Tickner. (Incorporated herein by reference to Exhibit 10.3 to Zenith's form 8-K filed February 24, 2005.)
10.7	Amended and Restated Reinsurance and Pooling Agreement between Zenith Insurance Company and ZNAT Insurance Company and Zenith Star Insurance Company dated March 21, 2005.
10.8
Workers' Compensation Consolidated Catastrophe and Terrorism Excess of Loss Reinsurance Contract, dated January 1, 2005, between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Aspen Insurance U.K. Limited, Ace Tempest Re U.S.A. Inc., Ace Tempest Reinsurance Limited, Allied World Assurance Company Limited, Arch Reinsurance Company, AXIS Specialty Limited, Endurance Specialty Insurance Limited, Hannover Re (Bermuda) Limited, Hannover Ruckversicherung—AG, IOA Re U.S., Liberty Mutual Insurance Company, Odyssey America Reinsurance Corporation, Swiss Re Underwriting U.S., Transatlantic Reinsurance Company, XL Reinsurance America Incorporated, and various Lloyd's Underwriting Syndicates.

10.9
Amendment No. 4 to the Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement of July 1, 2002, between Employers Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company.
11
Statement re: computation of per share earnings. (Note 3 to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.)
31.1	Certification of the Chairman of the Board and President pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of the CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2005.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN William J. Owen Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
10.7	Amended and Restated Reinsurance and Pooling Agreement between Zenith Insurance Company and ZNAT Insurance Company and Zenith Star Insurance Company dated March 21, 2005.
10.8
Workers' Compensation Consolidated Catastrophe and Terrorism Excess of Loss Reinsurance Contract, dated January 1, 2005, between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Aspen Insurance U.K. Limited, Ace Tempest Re U.S.A. Inc., Ace Tempest Reinsurance Limited, Allied World Assurance Company Limited, Arch Reinsurance Company, AXIS Specialty Limited, Endurance Specialty Insurance Limited, Hannover Re (Bermuda) Limited, Hannover Ruckversicherung—AG, IOA Re U.S., Liberty Mutual Insurance Company, Odyssey America Reinsurance Corporation, Swiss Re Underwriting U.S., Transatlantic Reinsurance Company, XL Reinsurance America Incorporated, and various Lloyd's Underwriting Syndicates.
10.9
Amendment No. 4 to the Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement of July 1, 2002, between Employers Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company.
31.1	Certification of the Chairman of the Board and President, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
31.2	Certification of the CFO, pursuant to Exchange Act Rule13a-14(a) or Rule 15d-14(a).
32	Certification of the CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Zenith National Insurance Corp. and Subsidiaries Form 10-Q For the Quarter Ended March 31, 2005
Table of Contents
PART l FINANCIAL INFORMATION
Item 1. Financial Statements
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
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
PART II, OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
Signatures
EXHIBIT INDEX