Form 10-Q
period 2005-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2005-07-28
CIK 109261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
(818) 713-1000
[Registrant’s telephone number, including area code]

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

At July 26, 2005, there were 22,961,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,577,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2005

PART l

FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(Dollars and shares in thousands)	2005	2004
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $132,142 in 2005 and $140,828 in 2004)	$129,553	$138,260
At fair value (amortized cost $1,326,667 in 2005 and $1,091,453 in 2004)	1,346,911	1,110,775
Equity securities, at fair value (cost $72,829 in 2005 and $62,962 in 2004)	82,262	106,062
Mortgage loans (at unpaid principal balance)		12,645
Short-term investments (at cost or amortized cost, which approximates fair value)	489,467	492,126
Investment in Advent Capital (Holdings) PLC (see Note 5)		28,066
Other investments	9,673	12,080
Total investments	2,057,866	1,900,014
Cash	13,925	10,322
Accrued investment income	14,914	15,312
Premiums receivable, less bad debt allowance of $183 in 2005 and $192 in 2004	61,239	58,161
Receivable from reinsurers and state trust funds for paid and unpaid losses	274,856	293,572
Deferred policy acquisition costs	21,191	18,664
Deferred tax asset	54,060	29,152
Goodwill	20,985	20,985
Other assets	77,254	68,473
Total assets	$2,596,290	$2,414,655
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,590,544	$1,482,319
Unearned premiums	158,842	142,219
Policyholders’ dividends accrued	7,611	6,001
Convertible senior notes payable, less unamortized discount of $1,131 in 2005 and $3,447 in 2004	43,519	121,548
Redeemable securities, less unamortized discount of $171 in 2005 and $175 in 2004	58,829	58,825
Current income tax payable	13,724	8,269
Other liabilities	91,516	93,327
Total liabilities	1,964,585	1,912,508
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2005 and 2004
Common stock, $1 par, 50,000 shares authorized; issued 30,501 in 2005 and 26,510 in 2004; outstanding 22,924 in 2005 and 19,371 in 2004	30,501	26,510
Additional paid-in capital	420,301	318,850
Retained earnings	325,358	254,682
Unearned compensation	(4,653)	(4,588)
Accumulated other comprehensive income	19,290	43,583
	790,797	639,037
Treasury stock, at cost (7,577 shares in 2005 and 7,139 shares in 2004)	(159,092)	(136,890)
Total stockholders’ equity	631,705	502,147
Total liabilities and stockholders’ equity	$2,596,290	$2,414,655

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Revenues:
Premiums earned	$296,780	$231,917	$582,497	$456,630
Net investment income	19,051	14,041	36,182	28,916
Realized gains on investments	16,352	1,863	19,222	5,672
Total revenues	332,183	247,821	637,901	491,218
Expenses:
Loss and loss adjustment expenses incurred	176,268	151,079	346,937	301,349
Policy acquisition costs	43,038	29,231	85,260	58,203
Underwriting and other operating expenses	31,683	26,805	61,715	51,070
Payment regarding conversion of Convertible Notes (see Note 4)	4,660		4,660
Policyholders’ dividends	2,042	1,544	3,292	2,501
Interest expense	2,034	3,283	5,326	6,467
Total expenses	259,725	211,942	507,190	419,590
Income before tax and equity in (losses) earnings of investee	72,458	35,879	130,711	71,628
Income tax expense	25,682	12,145	45,805	24,494
Income after tax and before equity in (losses) earnings of investee	46,776	23,734	84,906	47,134
Equity in (losses) earnings of investee, net of income tax (benefit) expense	(376)	1,066	794	2,766
Net income	$46,400	$24,800	$85,700	$49,900
Net income per common share:
Basic	$2.04	$1.29	$4.06	$2.61
Diluted	1.90	1.06	3.54	2.15
Disclosure regarding comprehensive income:
Net income	$46,400	$24,800	$85,700	$49,900
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation on investments	(7,450)	(22,729)	(21,284)	(9,736)
Net change in foreign currency translation adjustment	(2,727)	(585)	(3,009)	263
Comprehensive income	$36,223	$1,486	$61,407	$40,427

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Premiums collected	$617,704	$564,415
Investment income received	34,040	31,494
Loss and loss adjustment expenses paid	(222,409)	(197,629)
Underwriting and other operating expenses paid	(176,844)	(185,374)
Interest paid	(6,239)	(6,682)
Income taxes paid	(44,281)	(40,377)
Net cash provided by operating activities	201,971	165,847
Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(6,323)	(9,834)
Fixed maturity securities available-for-sale	(804,403)	(707,320)
Equity securities available-for-sale	(44,395)	(58,332)
Other investments	(364)	(6,435)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	14,823	13,925
Fixed maturity securities available-for-sale	23,641	27,113
Other investments	17,039	33,590
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	540,810	618,047
Equity securities available-for-sale	79,892	52,824
Other investments	341	1,532
Net decrease (increase) in short-term investments	6,724	(116,450)
Capital expenditures and other, net	(4,354)	(4,750)
Net cash used in investing activities	(176,569)	(156,090)
Cash flows from financing activities:
Repurchase of redeemable securities		(7,600)
Cash paid regarding conversion of convertible notes (see Note 4)	(4,660)
Cash dividends paid to common stockholders	(12,902)	(10,093)
Proceeds from exercise of stock options	3,308	4,933
Purchase of treasury shares	(7,545)
Net cash used in financing activities	(21,799)	(12,760)
Net increase (decrease) in cash	3,603	(3,003)
Cash at beginning of period	10,322	8,006
Cash at end of period	$13,925	$5,003

(continued)

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004
Reconciliation of net income to net cash flows provided by operating activities:
Net income	$85,700	$49,900
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net depreciation, amortization and accretion	1,911	6,398
Realized gains on investments	(19,222)	(5,672)
Cash paid regarding conversion of convertible notes (see Note 4)	4,660
Equity in earnings of investee	(794)	(2,766)
(Increase) decrease in:
Accrued investment income	398	329
Premiums receivable	(4,708)	(4,376)
Receivable from reinsurers and state trust funds for paid and unpaid losses	19,023	(33,410)
Deferred policy acquisition costs	(2,527)	(3,344)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	108,225	133,449
Unearned premiums	16,623	42,337
Net income taxes payable	1,524	(15,883)
Accrued expenses	(4,216)	(3,339)
Other	(4,626)	2,224
Net cash provided by operating activities	$201,971	$165,847

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Preferred stock, $1 par:
Beginning of period	none	none	none	none
End of period	none	none	none	none
Common stock, $1 par:
Beginning of period	$27,231	$26,277	$26,510	$25,928
Exercise of stock options	44	67	758	416
Conversion of convertible senior notes	3,214		3,214
Restricted stock awards	12	73	19	73
End of period	30,501	26,417	30,501	26,417
Additional paid-in capital:
Beginning of period	341,959	309,988	318,850	300,448
Exercise of stock options	1,124	1,696	17,206	9,265
Tax benefit on options exercised	542	451	7,236	2,402
Recognition of stock-based compensation on stock options	15	15	30	30
Conversion of convertible senior notes	75,783		75,783	5
Restricted stock awards	878	3,230	1,196	3,230
End of period	420,301	315,380	420,301	315,380
Retained earnings:
Beginning of period	286,683	176,974	254,682	157,191
Net income	46,400	24,800	85,700	49,900
Cash dividends declared to common stockholders	(7,725)	(5,421)	(15,024)	(10,738)
End of period	325,358	196,353	325,358	196,353
Unearned compensation:
Beginning of period	(4,382)		(4,588)
Restricted stock awards	(878)	(3,230)	(1,196)	(3,230)
Amortization to compensation expense	607	114	1,131	114
End of period	(4,653)	(3,116)	(4,653)	(3,116)
Accumulated other comprehensive income:
Beginning of period	29,467	45,662	43,583	31,821
Net change in unrealized appreciation on investments, net of deferred tax expense and reclassification adjustment	(7,450)	(22,729)	(21,284)	(9,736)
Change in foreign currency translation adjustment, net of deferred tax expense	(2,727)	(585)	(3,009)	263
End of period	19,290	22,348	19,290	22,348
Treasury stock:
Beginning of period	(159,092)	(136,890)	(136,890)	(132,142)
Acquisition of treasury shares			(22,202)	(4,748)
End of period	(159,092)	(136,890)	(159,092)	(136,890)
Total stockholders’ equity	$631,705	$420,492	$631,705	$420,492
Cash dividends declared per common share:	$0.33	$0.28	$0.66	$0.56

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally, and the assumed reinsurance business. Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2004. Zenith has elected to round to the nearest thousand dollars, except for per share data, in reporting amounts in these statements. Certain cash flow items in prior periods have been reclassified to conform to the 2005 presentation.

Note 2. Stock-Based Compensation

Restricted Stock Awards.   In May 2005, Zenith National’s stockholders approved the Amended and Restated 2004 Restricted Stock Plan (the “Restricted Stock Plan”). The Restricted Stock Plan was amended to include non-employee Directors in addition to employees as eligible recipients. Grants of 12,000 shares were made to Directors in May 2005. Restricted stock granted to non-employee Directors in 2005 vests in equal amounts of one-third a year over three years from the date of grant. Of the shares of stock granted to employees, 50% vest two years from the grant date. The remaining 50% of the shares vest four years from the grant date.

Employee Stock Options.   Effective in the fourth quarter of 2002, Zenith began to expense the cost of employee stock options using the fair value based method of recording stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the prospective method, all employee stock options granted since January 2002 are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Prior to the fourth quarter of 2002, Zenith applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for stock options issued prior to January 2002. Under the intrinsic value method of APB No. 25, Zenith was not required to recognize compensation expense for stock option grants.

The following table sets forth the effect of all stock-based compensation included in net income and the pro forma effect of all stock-based compensation if the fair value of stock options accounted for under the intrinsic value method of APB No. 25 were included in net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$ 46,400	$ 24,800	$ 85,700	$ 49,900
Stock-based compensation expense included in reported net income, net of income tax benefit	444	145	826	155
Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefit	(454)	(179)	(846)	(241)
Pro forma net income	$ 46,390	$ 24,766	$ 85,680	$ 49,814
Net income per share—basic:
Net income per share as reported	$ 2.04	$ 1.29	$ 4.06	$ 2.61
Net income per share—pro forma	2.04	1.29	4.06	2.61
Net income per share—diluted:
Net income per share as reported	$ 1.90	$ 1.06	$ 3.54	$ 2.15
Net income per share—pro forma	1.90	1.06	3.54	2.15

Note 3. Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)		2005	2004	2005	2004
(A)	Net income	$ 46,400	$ 24,800	$ 85,700	$ 49,900
(B)	Interest expense on the Convertible Notes, net of tax	$ 455	$ 1,267	$ 1,727	$ 2,532
(C)	Weighted average shares outstanding	22,764	19,179	21,097	19,097
	Common shares issuable under employee stock option plan (treasury stock method)	88	321	128	290
	Common shares issuable under restricted stock plan (treasury stock method)	58	3	45	3
	Common shares issuable upon conversion of the Convertible Notes	1,786	5,000	3,393	5,000
(D)	Weighted average shares outstanding—diluted	24,696	24,503	24,663	24,390
	Net income per common share:
(A)/(C)	Basic	$ 2.04	$ 1.29	$ 4.06	$ 2.61
((A)+(B))/(D)	Diluted	1.90	1.06	3.54	2.15
	Cash dividends declared per common share	$ 0.33	$ 0.28	$ 0.66	$ 0.56

Basic average outstanding shares for the three and six months ended June 30, 2005 includes 3.2 million and 1.6 million shares, respectively, that were issued in connection with the conversion in

April 2005 of $80.3 million aggregate principal amount of our 5.75% Convertible Senior Notes due 2023 (the “Convertible Notes”).

Diluted average outstanding shares include the impact of all additional shares that would be issuable in connection with conversion of all of the Convertible Notes. This represents an additional 1.8 million and 3.4 million shares for the three and six months ended June 30, 2005, respectively, and an additional 5.0 million shares for the three and six months ended June 30, 2004. After tax interest expense associated with the Convertible Notes of $0.5 million and $1.7 million for the three and six months ended June 30, 2005, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2004, respectively, is added back to net income in computing diluted earnings per share.

Note 4. Outstanding Debt

In April 2005, pursuant to privately negotiated transactions with various holders of the Convertible Notes, the holders converted $80.3 million aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes. Upon conversion, the holders received a total of 3.2 million shares of Zenith National’s common stock, par value $1.00 per share (“Zenith National’s common stock”), in accordance with the terms of the Indenture and a total of $4.7 million in cash as an incentive for such conversion. The cash incentive is included in the results of the Parent segment. The shares of Zenith National’s common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

At June 30, 2005, the aggregate maturities for all of Zenith’s long-term borrowings for each of the five years after December 31, 2004 are as follows:

Maturing in: (Dollars in thousands)	Convertible Notes	Redeemable Securities	Total
2005	$ 44,650		$ 44,650
2006
2007
2008
2009
Thereafter		$ 59,000	59,000
Total	$ 44,650	$ 59,000	$ 103,650

The maturity of the outstanding Convertible Notes is presented as being due in 2005 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the third quarter of 2005 since the contingent conversion condition relative to our stock price was met as of June 30, 2005. If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof. Whether the notes will be convertible after September 30, 2005 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

In July 2005, Zenith entered into a privately negotiated transaction with a holder of the Convertible Notes pursuant to which the holder converted $850,000 aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes. Upon such conversion, the holder received a total of 34,000 shares of Zenith National’s common stock in accordance with the terms of the Indenture and approximately $49,000 in cash as an incentive for such conversion. The shares of Zenith National’s common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting this transaction.

In March 2004, $5,000 aggregate principal amount of the Convertible Notes were converted into 200 shares of Zenith National’s common stock at the election of certain holders thereof. The shares of Zenith National’s common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting this transaction.

In March 2004, Zenith National repurchased $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all of the voting securities of which are owned by Zenith National (“Redeemable Securities”), which resulted in a gain of $0.3 million before tax ($0.2 million after tax). The gain was recorded as a reduction of interest expense in the first quarter of 2004. Zenith National used its available cash balances to fund this purchase.

At June 30, 2005, Zenith National had two unsecured lines of credit in the aggregate amount of $50.0 million. One line, in the amount of $30.0 million does not expire until October 31, 2007. The other line, a one year revolving line of credit, expires on August 1, 2005 and will not be renewed because Zenith National’s current cash, investments and other sources of liquidity are sufficient for any foreseeable requirements at this time. There were no amounts drawn under these lines of credit in 2005 or 2004.

Note 5. Investment in Advent Capital (Holdings) PLC (“Advent Capital”)

Zenith owns 22.1 million shares of Advent Capital common stock. On June 3, 2005, Advent Capital sold 114.3 million shares of its common stock in a public offering at the United States dollar equivalent of $0.64 per share. On the same date, Advent Capital common stock was listed for trading on the Alternative Investments Market of the London Stock Exchange (“AIM”). Prior to Advent Capital’s listing on the AIM, there was no public market for such shares. Prior to the public offering, Zenith owned approximately 20.9% of the outstanding shares of Advent Capital and recorded its investment in Advent Capital under the equity method of accounting. Under the equity method, we recognized our share of the earnings or losses of Advent Capital on a one-quarter lag to allow sufficient time for Advent Capital to prepare its financial statements. After the sale of additional shares of common stock by Advent Capital, Zenith owns 10.0% of the outstanding shares of Advent Capital and accounts for its investment in Advent Capital under the cost method and is reported in the Consolidated Balance Sheet at fair value.

To reflect the new, publicly traded price of Advent Capital, Zenith reduced the carrying value of this investment to its fair value resulting in a charge of $9.5 million before tax ($6.2 million after tax) in the second quarter of 2005 as a reduction of realized gains on investments. The charge resulted from the difference between the fair value of our investment in Advent Capital, based upon the offering price for Advent Capital’s common stock, and the carrying value of the investment under the equity method as of the date of the public offering. The carrying value under the equity method as of the date of the public offering includes our share of Advent Capital’s loss for the first quarter of 2005, the most recent period for which such financial information is available. We are unable to estimate our share of Advent Capital’s earnings or losses for the period between the end of the first quarter of 2005 and the date of the public offering. However, the amount of any such share would have no impact on our consolidated net income in the second quarter of 2005 because the charge required to reduce our investment in Advent Capital to its fair value would have increased or decreased by the amount of any such share of earnings or losses recorded under the equity method of accounting.

At June, 30, 2005, our investment in Advent Capital is included in equity securities classified as “available for sale”. The fair value of the investment is the publicly traded price for Advent Capital’s common stock obtained from the AIM. Changes in the fair value of the investment since the date of the public offering are recorded as a component of other comprehensive income. The carrying value of our investment in Advent Capital was $14.8 million at June 30, 2005. We do not presently intend to sell any of our shares of Advent Capital common stock.

In each of the second quarters of 2005 and 2004, we received a dividend payment from Advent Capital of $1.1 million.

Note 6. Segment Information

Our business is comprised of the following segments: workers’ compensation; reinsurance; investments; and parent. Our real estate segment was discontinued in 2002. Segments are designated based on the types of products and services provided. Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees injured in the course of employment. Reinsurance principally consists of assumed reinsurance of property losses from worldwide catastrophes and large property risks. Income from operations of the investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our workers’ compensation and reinsurance segments. Income from the workers’ compensation and reinsurance segments is determined solely by deducting net loss and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned. Loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National, a holding company which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned. The key operating goal for our insurance segments is to achieve a combined ratio of 100% or lower and to achieve a workers’ compensation combined ratio that is at least three percentage points lower than the combined ratio of the national workers’ compensation industry.

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended June 30, 2005
Revenues:
Premiums earned	$285,564	$11,216			$296,780
Net investment income			$19,051		19,051
Realized gains on investments			16,352		16,352
Total revenues	285,564	11,216	35,403		332,183
Interest expense				$(2,034)	(2,034)
Income (loss) before tax and equity in loss of investee	42,864	2,542	35,403	(8,351)	72,458
Income tax expense (benefit)	15,420	890	11,957	(2,585)	25,682
Income (loss) after tax and before equity in loss of investee	27,444	1,652	23,446	(5,766)	46,776
Equity in loss of investee, net of tax benefit of $202			(376)		(376)
Net income (loss)	$27,444	$1,652	$23,070	$(5,766)	$46,400
Combined ratios	85.0%	77.3%

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Six Months Ended June 30, 2005
Revenues:
Premiums earned	$559,059	$23,438			$582,497
Net investment income			$36,182		36,182
Realized gains on investments			19,222		19,222
Total revenues	559,059	23,438	55,404		637,901
Interest expense				$(5,326)	(5,326)
Income (loss) before tax and equity in earnings of investee	84,025	4,949	55,404	(13,667)	130,711
Income tax expense (benefit)	30,000	1,732	18,518	(4,445)	45,805
Income (loss) after tax and before equity in earnings of investee	54,025	3,217	36,886	(9,222)	84,906
Equity in earnings of investee, net of tax expense of $428			794		794
Net income (loss)	$54,025	$3,217	$37,680	$(9,222)	$85,700
Combined ratios	85.0%	78.9%
As of June 30, 2005
Total assets	$475,035	$37,837	$2,076,317	$7,101	$2,596,290

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended June 30, 2004
Revenues:
Premiums earned	$221,246	$10,671			$231,917
Net investment income			$14,041		14,041
Realized gains on investments			1,863		1,863
Total revenues	221,246	10,671	15,904		247,821
Interest expense				$(3,283)	(3,283)
Income (loss) before tax and equity in earnings of investee	22,134	2,453	15,904	(4,612)	35,879
Income tax expense (benefit)	7,915	859	4,986	(1,615)	12,145
Income (loss) after tax and before equity in earnings of investee	14,219	1,594	10,918	(2,997)	23,734
Equity in earnings of investee, net of tax expense of $575			1,066		1,066
Net income (loss)	$14,219	$1,594	$11,984	$(2,997)	$24,800
Combined ratios	90.0%	77.0%

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Six Months Ended June 30, 2004
Revenues:
Premiums earned	$434,432	$22,198			$456,630
Net investment income			$28,916		28,916
Realized gains on investments			5,672		5,672
Total revenues	434,432	22,198	34,588		491,218
Interest expense				$(6,467)	(6,467)
Income (loss) before tax and equity in earnings of investee	41,938	4,492	34,588	(9,390)	71,628
Income tax expense (benefit)	15,127	1,572	11,082	(3,287)	24,494
Income (loss) after tax and before equity in earnings of investee	26,811	2,920	23,506	(6,103)	47,134
Equity in earnings of investee, net of tax expense of $428			2,766		2,766
Net income (loss)	$26,811	$2,920	$26,272	$(6,103)	$49,900
Combined ratios	90.3%	79.8%
As of June 30, 2004
Investment in Advent Capital			$28,642
Total assets	$487,498	$35,787	1,680,985	$8,920	$2,213,190

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Income before tax from investments segment:
Net investment income	$19,051	$14,041	$36,182	$28,916
Realized gains on investments	16,352	1,863	19,222	5,672
	35,403	15,904	55,404	34,588
Income (loss) before tax from:
Workers’ compensation segment	42,864	22,134	84,025	41,938
Reinsurance segment	2,542	2,453	4,949	4,492
Parent segment	(8,351)	(4,612)	(13,667)	(9,390)
Income before tax and before equity in (losses) earnings of investee	72,458	35,879	130,711	71,628
Income tax expense	25,682	12,145	45,805	24,494
Income after tax and before equity in (losses) earnings of investee	46,776	23,734	84,906	47,134
Equity in (losses) earnings of investee after tax	(376)	1,066	794	2,766
Net income	$46,400	$24,800	$85,700	$49,900

Note 7. Commitments and Contingencies

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

At June 30, 2005 and December 31, 2004, Reliance Insurance Company (“Reliance”) owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers’ Trust Fund.

On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, in 2001, we recorded an impairment provision of $3.0 million for our receivable from Reliance. The impairment provision was $3.0 million at June 30, 2005 and December 31, 2004. The eventual outcome of this matter will be determined by the ultimate amount of Reliance’s liabilities and whether Reliance has sufficient assets or can obtain recoveries and investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

State guarantee funds (“Guarantee Funds”) exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company’s liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers’ compensation insurance in many states in which unpaid workers’ compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at June 30, 2005.

Zenith recorded an estimate of $7.4 million (net of expected recoveries of $2.4 million recoverable before the end of 2005) for its expected liability at June 30, 2005 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at June 30, 2005. The estimated expense for Guarantee Fund assessments was $1.6 million and $3.2 million in the three and six months ended June 30, 2005, respectively, compared to $1.3 million and $2.5 million in the three and six months ended June 30, 2004, respectively. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

The Florida Special Disability Trust Fund (“SDTF”) was established to reimburse insurance companies and employers for the cost of certain workers’ compensation claims. The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as “second injuries.” We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. At June 30, 2005, approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $6.8 million, net of amounts due to reinsurers. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by currently assessing a fee of 4.52% of workers’ compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 48 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

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

Note 8. Exercise of Stock Options Using Previously Acquired Shares

In February 2005, a Zenith employee exercised his option to purchase from Zenith National 620,362 shares of Zenith National’s common stock at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $14.7 million. In lieu of cash payment, 288,278 shares of Zenith National’s common stock valued at $14.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price. The exercise of the stock options had no net effect on stockholders’ equity in 2005 because the increase in treasury stock of $14.7 million for the shares tendered was offset by an increase in common stock of $0.6 million and an increase in additional paid-in capital of $14.1 million for the 620,362 shares issued.

Also, in lieu of cash payment for the employee’s income tax withholding related to the income from the exercise of the stock options, 150,274 shares of Zenith National’s common stock valued at $7.5 million were withheld by Zenith National. The effect of withholding shares to pay the income tax is an increase in treasury stock of $7.5 million and a decrease in cash of $7.5 million in the first quarter of 2005.

In March 2004, a Zenith employee exercised his option to purchase from Zenith National 201,000 shares of Zenith National’s common stock at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $4.7 million. In lieu of cash payment, 121,015 shares of Zenith National’s common stock valued at $4.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price. The exercise of the stock options had no net effect on stockholders’ equity in 2004 because the increase in treasury stock of $4.7 million for the shares tendered was offset by an increase in common stock of $0.2 million and an increase in additional paid-in capital of $4.5 million for the 201,000 shares issued.

Note 9. Recently Issued Accounting Pronouncements

Adopted Accounting Standard.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). This statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that SFAS No. 153 did not have a material effect on our results of operations.

Pending Accounting Standards.   In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” (“SFAS No. 123-R”). This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments by estimating the fair value of the award which is then recognized as an expense over the vesting period of the award. Starting in the fourth quarter of 2002, we have been expensing the fair value of all stock options granted since January 1, 2002 under the prospective method. Zenith will adopt SFAS No. 123-R using the modified prospective method. Under this method, all employee stock option grants outstanding at the date of adoption will be expensed over the stock option vesting period based on the fair value at the date the options were granted. SFAS No. 123-R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123-R is not expected to have a material impact on our results of operations or financial condition. There will be no material change in the accounting for Zenith’s Restricted Stock Plan or Employee Stock Purchase Plan based upon the adoption of SFAS No. 123-R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement also provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It also addresses the reporting of a correction of an error by restating the previously issued financial statements. SFAS No. 154 is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. We believe that SFAS No. 154 will not have a material effect on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally, and the assumed reinsurance business. Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as expect, anticipate, believe, estimate, or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”), in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (7) losses associated with any terrorist attacks that impact our workers’ compensation business segment in excess of our reinsurance protection; and (8) other risks detailed herein and from time to time in Zenith’s reports and filings with the Securities and Exchange Commission.

Overview

1)               Revenues. Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment. Total revenues increased in the three and six months ended June 30, 2005 compared to the corresponding periods of 2004 principally because our workers’ compensation premium revenues increased in the three and six months ended June 30, 2005. In the three and six months ended June 30, 2005, there is a favorable impact on our workers’ compensation net premiums earned because we no longer cede 10% of our workers’ compensation earned premiums under a quota share reinsurance agreement which reduced net premiums earned in the corresponding periods of 2004. Our workers’ compensation premiums are discussed further under the workers’ compensation segment on pages 21 through 23.

2)               Income from workers’ compensation and reinsurance segments. The results of our workers’ compensation and reinsurance segments may fluctuate from time to time.

a)               Workers’ compensation. Income from our workers’ compensation segment in the three and six months ended June 30, 2005 increased compared to the corresponding periods in 2004.

b)              Reinsurance. Results of the reinsurance segment were comparable between the three and six months ended June 30, 2005 and the corresponding periods in 2004.

3)               Loss reserves. At June 30, 2005 we re-allocated our workers’ compensation loss reserves by accident year compared to the allocation at December 31, 2004 to better reflect the facts and trends based on our current knowledge. In this regard, we recognized $2.6 million and $4.9 million of favorable development on prior year loss reserves during the three and six months ended June 30, 2005, respectively.

4)               Investments segment. We increased our investment portfolio by $157.9 million in the six months ended June 30, 2005 as a result of favorable net cash flow from operations. We expect favorable net cash flow from operations to continue in 2005. Investment income in the three and six months ended June 30, 2005 was higher than the corresponding periods in 2004 because of the increase in the investment portfolio and higher short-term interest rates in 2005. At June 30, 2005, $1,138.9 million of the investment portfolio was in fixed maturities of two years or less compared to $901.3 million at December 31, 2004.

Realized gains from investments in the second quarter of 2005 were higher than the comparable period in 2004 due to net capital gains, partially offset by a $9.5 million before tax charge related to our investment in the common stock of Advent Capital (Holdings) PLC (“Advent Capital”). We cannot predict future realized gains or losses with any certainty.

5)               Outstanding debt. In the second quarter of 2005, we reduced our outstanding debt because $80.3 million principal amount of our 5.75% Convertible Senior Notes due 2023 (“Convertible Notes”) were converted into Zenith National’s common stock, par value $1.00 per share (“Zenith National’s common stock”). As a result of these conversions, the ratio of outstanding debt (the remaining balance of the Convertible Notes plus the balance of our redeemable capital securities) was 14% of the sum of all outstanding debt and stockholders’ equity at June 30, 2005, compared to 27% at December 31, 2004. We do not expect to incur any additional debt in the foreseeable future.

6)               Stockholders’ equity. Our stockholders’ equity increased from $502.1 million ($25.92 per share) at December 31, 2004 to $631.7 million ($27.56 per share) at June 30, 2005.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and six months ended June 30, 2005 and 2004 are set forth in the following table. These components of net income are consistent with the results of our business segments set forth in Note 6 to the Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Income before tax from investments segment:
Net investment income	$19,051	$14,041	$36,182	$28,916
Realized gains on investments	16,352	1,863	19,222	5,672
	35,403	15,904	55,404	34,588
Income (loss) before tax from:
Workers’ compensation segment	42,864	22,134	84,025	41,938
Reinsurance segment	2,542	2,453	4,949	4,492
Parent segment	(8,351)	(4,612)	(13,667)	(9,390)
Income before tax and before equity in (losses) earnings of investee	72,458	35,879	130,711	71,628
Income tax expense	25,682	12,145	45,805	24,494
Income after tax and before equity in (losses) earnings of investee	46,776	23,734	84,906	47,134
Equity in (losses) earnings of investee after tax	(376)	1,066	794	2,766
Net income	$46,400	$24,800	$85,700	$49,900

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned. The key operating goal for our insurance segments is to achieve a combined ratio of 100% or lower and to achieve a workers’ compensation combined ratio that is at least three percentage points lower than the combined ratio of the national workers’ compensation industry.

Net premiums earned and the combined ratios of the workers’ compensation and reinsurance segments for the three and six months ended June 30, 2005 and 2004 are set forth in the table that follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net Premiums Earned:
Workers’ compensation:
California	$197,042	$153,938	$383,533	$298,991
Outside California	88,522	67,308	175,526	135,441
Total workers’ compensation	285,564	221,246	559,059	434,432
Reinsurance	11,216	10,671	23,438	22,198
Net premiums earned	$296,780	$231,917	$582,497	$456,630
Combined Ratios:
Workers’ compensation:
Loss and loss adjustment expenses	59.2%	66.2%	59.4%	66.8%
Underwriting and other operating expenses	25.8%	23.8%	25.6%	23.5%
Combined ratio	85.0%	90.0%	85.0%	90.3%
Reinsurance:
Loss and loss adjustment expenses	65.0%	44.3%	64.2%	50.5%
Underwriting and other operating expenses	12.3%	32.7%	14.7%	29.3%
Combined ratio	77.3%	77.0%	78.9%	79.8%

Workers’ Compensation Segment

In the six months ended June 30, 2005 we increased our in-force workers’ compensation premiums. Premiums in-force and number of policies in-force in California and outside of California were as follows (premiums in-force is a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown):

	California		Outside of California
(Dollars in millions)	Premiums in-force	Policies in-force	Premiums in-force	Policies in-force
June 30, 2005	$778.4	28,200	$330.1	16,900
December 31, 2004	731.3	27,200	311.0	16,200
June 30, 2004	695.7	26,700	291.5	15,500
December 31, 2003	587.9	25,900	277.8	15,600

We believe that the insureds’ payroll is our best indicator of exposure. We estimate that the underlying payroll associated with our policies in-force increased during the same periods as follows:

	Annual Increase in Insured
	Payroll
Policies in-force at June 30,	California Only	Total Company
2005	23%	20%
2004	20	14

In California, the state in which the largest amount of our workers’ compensation premiums are earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends. In Florida, the state in which the second largest amount of our workers’ compensation premiums are earned, rates for workers’ compensation insurance are set by the Florida Department of Insurance. Changes in average rates in these two states during 2004 and 2005 were as follows (rate decreases are shown in parentheses):

Effective date of change	California	Florida
January 1, 2004	0.0%	0.0%
July 1, 2004	(10.0)%	0.0%
January 1, 2005	(1.6)%	(4.0)%
July 1, 2005	(12.0)%	0.0%

Average rates do not necessarily indicate charged rates since underwriters are given authority to debit or credit rates based upon individual risk characteristics. In accordance with published California industry data, major competitors also reduced rates July 1, 2005 in a range from 12% to 25%.

Net premiums earned in the three and six months ended June 30, 2004 are net of $24.4 million and $47.8 million, respectively, of ceded premiums earned in connection with a 10% quota share ceded reinsurance agreement with Odyssey America Reinsurance Corporation, a subsidiary of Fairfax Financial Holdings Limited (“Fairfax”), a Toronto based financial services holding company. This quota share ceded reinsurance agreement was terminated effective December 31, 2004. At June 30, 2005, Fairfax owned approximately 20.6% of the outstanding common stock of Zenith National (not including shares issuable upon conversion of Zenith’s Convertible Notes held by affiliates of Fairfax). The underwriting and other operating expense ratio for the workers’ compensation segment is higher in the three and six months ended June 30, 2005 compared to the comparable periods in 2004 by approximately two percentage points due to the absence in 2005 of ceding commissions received in 2004 on the terminated 10% quota share ceded reinsurance agreement.

The combined ratio of our workers’ compensation segment improved in the three and six months ended June 30, 2005 compared to the corresponding periods in 2004 because of a lower estimated loss and loss adjustment expense ratio in the three and six months ended June 30, 2005 compared to the estimated loss and loss adjustment expense ratio in the corresponding periods in 2004. The lower estimated loss and loss adjustment expense ratio is primarily due to a continuation of favorable trends in claim inflation and frequency compared to premiums.

In California, the Workers’ Compensation Insurance Rating Bureau, (“WCIRB”) recommends advisory pure premium rates for California workers’ compensation insurance and the California Department of Insurance adopts and publishes advisory pure premium rates. Pure premium rates are rates that would cover expected loss costs but do not contain an element to cover operating expenses or profit. On July 21, 2005, the WCIRB’s governing committee announced that it had approved for filing a recommendation for an average 5.2% decrease in advisory pure premium rates to be effective on policies incepting on or after January 1, 2006. The recommended decrease was based on an analysis of loss and loss adjustment expense data as of March 31, 2005. In addition, the WCIRB said that it anticipates it will further review loss cost data as of June 30, 2005 and reevaluate the impact of the January 1, 2005 revised California permanent disability rating schedule. Following such review, the WCIRB said it would modify, as appropriate, its pure premium rate proposal, prior to a hearing by the California Department of Insurance on the subject, which the WCIRB says it expects in September 2005. Notwithstanding this process, our California rates are based upon our actuarial analysis of current and anticipated cost trends.

Reinsurance Segment

In assumed reinsurance, we provide coverage that protects other insurance and reinsurance companies from the accumulation of large losses from major loss events, known as “catastrophes.” Results of the reinsurance segment will be favorable in the absence of catastrophes and may be unfavorable in periods when they occur. Consequently, the results of this segment will fluctuate and this segment should be evaluated over the long-run. In the three and six months ended June 30, 2005 and 2004, there were no major catastrophes that impacted the reinsurance treaties we have written and the combined ratio and results of the reinsurance segment were comparable between the periods.

Estimating catastrophe losses in the reinsurance business is highly dependent upon the nature and timing of the event and Zenith’s ability to obtain timely and accurate information with which to estimate its liability to pay losses. Estimates of the impact of catastrophes on the reinsurance segment are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon any reinterpretation of existing information.

Investments Segment

Investment income and net realized gains are discussed in the “Investment Segment” section following.

Parent Segment

The parent segment loss reflects the holding company activities of Zenith National. Parent segment loss before tax for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Interest expense	$2,034	$3,283	$5,326	$6,467
Parent expenses	6,317	1,329	8,341	2,923
Loss from operations	$8,351	$4,612	$13,667	$9,390

Parent expenses in the three and six months ended June 30, 2005 include $4.7 million related to the conversion of the Convertible Notes in April 2005 (see Note 4 to the Consolidated Financial Statements).

Interest expense on the Convertible Notes after tax is added back to net income in the computation of diluted earnings per share (see Note 3 to the Consolidated Financial Statements).

Equity Investee—Advent Capital

Zenith’s share of Advent Capital net (loss) income included in our Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Zenith’s share of Advent Capital’s net (loss) income, after tax	$(376)	$1,066	$794	$2,766

Our share of Advent Capital net (loss) income for the three and six months ended June 30, 2005 includes losses of $1.5 million after tax for our share of adverse loss development for the 2004 Florida hurricanes recognized by Advent Capital.

Zenith owns 22.1 million shares of Advent Capital common stock. On June 3, 2005, Advent Capital sold 114.3 million shares of its common stock in a public offering at the United States dollar equivalent of $0.64 per share. On the same date, Advent Capital common stock was listed for trading on the Alternative Investments Market of the London Stock Exchange (“AIM”). Prior to Advent Capital’s listing on the AIM, there was no public market for such shares. Prior to the public offering, Zenith owned approximately 20.9% of the outstanding shares of Advent Capital and recorded its investment in Advent Capital under the equity method of accounting. Under the equity method, we recognized our share of the earnings or losses of Advent Capital on a one-quarter lag to allow sufficient time for Advent Capital to prepare its financial statements. After the sale of additional shares of common stock by Advent Capital, Zenith owns 10.0% of the outstanding shares of Advent Capital and accounts for its investment in Advent Capital under the cost method and is reported in the Consolidated Balance Sheet at fair value.

To reflect the new, publicly traded price of Advent Capital, Zenith reduced the carrying value of this investment to its fair value resulting in a charge of $9.5 million before tax ($6.2 million after tax) in the second quarter of 2005 as a reduction of realized gains on investments. The charge resulted from the difference between the fair value of our investment in Advent Capital, based upon the offering price for Advent Capital’s common stock, and the carrying value of the investment under the equity method as of the date of the public offering. The carrying value under the equity method as of the date of the public offering includes our share of Advent Capital’s loss for the first quarter of 2005, the most recent period for which such financial information is available. We are unable to estimate our share of Advent Capital’s earnings or losses for the period between the end of the first quarter of 2005 and the date of the public offering. However, the amount of any such share would have no impact on our consolidated net income in the second quarter of 2005 because the charge required to reduce our investment in Advent Capital to its fair value would have increased or decreased by the amount of any such share of earnings or losses recorded under the equity method of accounting.

At June, 30, 2005, our investment in Advent Capital is included in equity securities classified as “available for sale”. The fair value of the investment is the publicly traded price for Advent Capital’s common stock obtained from the AIM. Changes in the fair value of the investment since the date of the public offering are recorded as a component of other comprehensive income. The carrying value of Zenith’s investment in Advent Capital was $14.8 million at June 30, 2005. We do not presently intend to sell any of our shares of Advent Capital common stock.

In each of the second quarters of 2005 and 2004, Zenith received a dividend payment from Advent Capital of $1.1 million.

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses (“loss reserves”) as of the balance sheet date. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. The amount by which estimated losses, measured subsequently by the reference to payments and additional estimates, differ from those originally reported for a period is known as “development.” Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable developments of loss reserves are reflected in our Consolidated Statements of Operations in the period the changes are made.

Actuarial techniques and methods are utilized to establish the most reasonably accurate estimate of loss reserves and we perform a comprehensive review of our loss reserves at the end of every quarter. Our loss reserves were as follows:

(Dollars in millions)	June 30, 2005	December 31, 2004
Workers’ compensation segment:
Unpaid loss and loss adjustment expenses	$1,465	$1,344
Less: Receivable from reinsurers and state trust funds for unpaid losses	252	270
Unpaid loss and loss adjustment expenses, net of reinsurance	$1,213	$1,074
Reinsurance segment:
Unpaid losses and loss adjustment expenses	$126	$138
Less: Receivable from reinsurers for unpaid losses
Unpaid losses and loss adjustment expenses, net of reinsurance	$126	$138
Total:
Unpaid loss and loss adjustment expenses	$1,591	$1,482
Less: Receivable from reinsurers and state trust funds for unpaid losses	252	270
Unpaid loss and loss adjustment expenses, net of reinsurance	$1,339	$1,212

When losses are reported to us, we establish, individually, estimates of the ultimate cost of the claims, known as “case reserves.” These case reserves are continually monitored and revised in response to new information and for amounts paid. Our actuaries use this information about reported claims in some of their estimation techniques. In estimating our total loss reserves, we make provision for two types of loss development. At the end of any calendar period, there are a number of claims that have not yet been reported but will arise out of accidents that have already occurred. These are referred to in the insurance industry as IBNR claims. In addition to this provision for later reported claims, we also have to estimate the extent to which the case reserves on known claims may also develop. These types of reserves are referred to in the insurance industry as bulk reserves. Our actuarial estimation techniques for estimating our loss reserves make provision for both IBNR and bulk reserves in total, but not separately. We are required to file exhibits with state insurance departments which state the amount which is the sum of our IBNR and bulk reserves.

At June 30, 2005 and December 31, 2004, IBNR and bulk reserves included in loss reserves, net of reinsurance, were as follows:

(Dollars in millions)	June 30, 2005	December 31, 2004
Workers’ compensation	$326	$239
Reinsurance	31	41
Total IBNR & bulk reserves	$357	$280

The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the trend of increasing severity in the years prior to 2002 compared to the severity trend in more recent years. Severity is the average cost of a claim. The increasing severity trend, or inflation rate, is attributable to changes in medical costs (payments to providers to treat injured workers) and indemnity payments (payments to injured workers for lost wages) per claim. We have observed a change in the inflationary trend in the amounts we have paid for claims in recent accident years compared to payments for 2001 and prior, but there is uncertainty as to whether the recent lower inflation data will be sustained over the long-term.

Our actuaries produce a point estimate using the results of various methods of estimation. However, these various methods do not produce separate point estimates. The point estimate is prepared as follows: Our actuaries prepare reserve estimates based upon paid loss patterns, incurred loss patterns and claim count methods for all accident years. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred methods. For the more recent accident years, our actuarial estimate is based on both the paid loss patterns and assumed rates of claim inflation. Since the number of claims is relatively certain, the inflation assumption is the key assumption in establishing loss reserve estimates for these recent accident years. Management establishes loss reserve estimates in the financial statements that provide for fluctuating rates of inflation dependent on the most current data and at June 30, 2005 the loss reserves, net of reinsurance ceded, recorded in the financial statements were $1,339.3 million compared to the actuarial point estimate of loss reserves of $1,298.2 million. We believe that this difference is not significant in the context of the amounts being estimated.

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

At June 30, 2005, the workers’ compensation accident year paid loss inflation rates in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses and loss reserves were as follows:

	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)							Assumed Inflation in Ultimate Loss Estimate
Accident year	18	30	42	54	66	78	90	June 30, 2005	March 31, 2005	December 31, 2004
1998	8%	11%	9%	9%	10%	12%	13%	15%	15%	13%
1999	15	13	15	15	15	15		16	16	16
2000	10	11	12	13	13			15	15	15
2001	15	15	15	15				17	17	18
2002	2	3	4					8	8	6
2003	4	1						10	10	16
2004	(8)							9	9	13
2005								6	7

We expect that California workers’ compensation reform legislation that was enacted in September 2003 and April 2004 will cause the trend of cost increases in California to change and trend lower in the long-run.

The following provisions of the recent California workers’ compensation reform legislation became effective on January 1, 2005:

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

•       Permanent disability ratings are based on a new, objective disability rating schedule adopted by the Administrative Director of Workers’ Compensation.

It will be several years before we know the long-term impact of these and other measures contained in the reforms with any certainty and we will continually update our estimates as we obtain relevant data.

The data through the first six months of 2005 for accident years 2002 through 2004 suggest that inflation rates for these accident years may be lower than we have experienced in the preceding accident years and lower than we have previously estimated. As discussed above, three important provisions of the recent California reform legislation became effective on January 1, 2005 and we expect these provisions will lower the trend of increasing costs. Also, in a recent filing with the California Department of Insurance, the California WCIRB published an estimated loss ratio of 45.0% for 2004 compared to 60.7% in 2003. Therefore, at the end of the second quarter of 2005, based on our own data, industry data and legislative reforms, we were more comfortable with lower inflation assumptions than the assumptions we have previously used to estimate our loss reserves. However, our inflation assumptions for these years leave considerable room for the long-term outcome to fluctuate and we will continue to monitor the data as they transpire and update our assumptions.

Our inflation assumptions at June 30, 2005 resulted in a reallocation of loss reserve estimates by accident year primarily from 2004 and 2003 to older accident years. The net decrease in loss reserves during the three and six months ended June 30, 2005 for accident years 2004 and prior was $2.6 million and $4.9 million, respectively. The total favorable development of $4.9 million in the six months ended June 30, 2005 was 0.5% of our estimated workers’ compensation net loss reserves at December 31, 2004. As a percentage of workers’ compensation net premiums earned in the first six months of 2005, the favorable development of our workers’ compensation loss reserves was 0.9%.

In the prior year, the net increase in workers’ compensation loss reserves during the second quarter and first six months of 2004 for accident years 2003 and prior was approximately $15.0 million. The adverse development of $15.0 million in the first six months of 2004 was 1.8% of estimated workers’ compensation net loss reserves at December 31, 2003. As a percentage of workers’ compensation net premiums earned in the first six months of 2004, the adverse development of our workers’ compensation loss reserves was 3.5%.

Different assumptions about the inflation rates would change our workers’ compensation loss reserve estimates. If the average annual inflation rates for each of the accident years 2001 through 2005 were increased or decreased by 1 percentage point in each year, our loss reserve estimates at June 30, 2005 would increase or decrease by about $47.6 million.

Investment Segment

The investment portfolio increased during the first six months of 2005 principally as a result of favorable net cash flow from operations.

Investment income in the three and six months ended June 30, 2005 was higher than the corresponding periods in 2004 because of the increase in the investment portfolio and higher short-term interest rates in 2005. The average annual yields on the investment portfolio in the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Before tax(1)	3.8%	3.5%	3.7%	3.7%
After tax	2.5%	2.3%	2.4%	2.4%

(1)          Reflects the pre-tax equivalent yield on tax-exempt securities.

Realized gains from investments in the second quarter of 2005 were higher than the comparable period in 2004 due to net capital gains partially offset by a $9.5 million before tax charge related to our investment in the common stock of Advent Capital.

At June 30, 2005, our investment portfolio was comprised of 72% fixed maturity securities, 24% short-term investments, 4% equity securities and less than 1% other investments. At December 31, 2004, our investment portfolio was comprised of 66% fixed maturity securities, 26% short-term investments, 6% equity securities and 2% other investments including mortgage loans and our investment in Advent Capital. Fixed maturity securities include primarily corporate bonds, U.S. Treasury Notes, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association. Of the fixed maturity portfolio, including short-term investments, 95% were rated investment grade at June 30, 2005 and December 31, 2004. The average maturity of the fixed maturity portfolio, including short-term investments, was 4.2 years and 4.6 years at June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005 and December 31, 2004, 93% and 92%, respectively, of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities. Stockholders’ equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders’ equity increased by $0.6 million after deferred tax from December 31, 2004 to June 30, 2005 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

The unrealized net gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

	Held-to-Maturity	Available-for-Sale
(Dollars in thousands)	Before Tax	Before Tax	After Tax
June 30, 2005	$2,589	$20,244	$13,159
December 31, 2004	2,568	19,322	12,559

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

For the three and six months ended June 30, 2005 and 2004, write-downs reduced realized gains on investments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Write-downs	$9,547	$68	$9,547	$68

The write-down in 2005 was attributable to our investment in Advent Capital (see Note 5 to the Consolidated Financial Statements and the foregoing discussion under “Equity Investee—Advent Capital”). The write-down in 2004 was attributable to the impairment of an investment with a cost basis of $0.1 million before the write-down. We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value in the three and six months ended June 30, 2005 and 2004, and that our remaining unrealized losses at June 30, 2005 are not other-than-temporary. We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for thirteen years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. Set forth below is information about unrealized gains and losses in our investment portfolio at June 30, 2005:

	Securities with
(Dollars in thousands)	Unrealized Losses	Unrealized Gains
Fixed maturity securities:
Fair value	$736,957	$742,096
Amortized cost	741,673	714,547
Unrealized (loss) gain	(4,716)	27,549
Fair value as a percentage of amortized cost	99.4%	103.9%
Number of security positions held	63	214
Number individually exceeding $0.5 million (loss) gain	1	9
Concentration of unrealized (losses) or gains by type or industry:
U.S. Treasury Notes	$(1,669)	$12
Municipal bonds	(948)	1,240
Insurance companies	(412)	5,886
Hotels	(356)	201
Communications	(199)	1,210
Financial institutions	(127)	1,103
Petroleum refining	(106)	1,422
Other	(899)	16,475
Total	$(4,716)	$27,549
Investment grade:
Fair value	$705,844	$680,921
Amortized cost	709,620	657,488
Fair value as a percentage of amortized cost	99.5%	103.6%
Non-investment grade:
Fair value	$31,113	$61,175
Amortized cost	32,053	57,059
Fair value as a percentage of amortized cost	97.1%	107.2%
Equity securities:
Fair value	$34,478	$47,784
Cost	36,752	36,077
Unrealized (loss) gain	(2,274)	11,707
Fair value as a percentage of cost	93.8%	132.5%
Number of security positions held	6	21
Number individually exceeding $0.5 million (loss) gain	1	3

The table that follows sets forth the fair value of fixed maturity securities at June 30, 2005, based on their expected maturities:

	Securities with
(Dollars in thousands)	Unrealized losses	Unrealized gains
1 year or less	$220,564	$31,943
After 1 year through 5 years	404,902	207,812
After 5 years through 10 years	110,417	333,066
After 10 years	1,074	169,275
	$736,957	$742,096

The table below sets forth information about fixed maturity securities and equity securities with unrealized losses at June 30, 2005:

(Dollars in thousands)	Fair value	Unrealized loss	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.1 million at June 30, 2005 and for:
Less than 3 months (3 issues)	$426,731	$(935)	99.8%
3-6 months (4 issues)	124,889	(1,389)	98.9%
6-12 months (1 issue)	4,818	(166)	96.7%
Greater than 12 months (3 issues)	16,334	(512)	97.0%
Less than $0.1 million at June 30, 2005 (52 issues)	164,185	(1,714)	99.0%
Total	$736,957	$(4,716)	99.4%
Equity securities with unrealized losses:
Individually exceeding $0.1 million at June 30, 2005 and for:
Less than 3 months (3 issues)	$6,995	$(425)	94.3%
3-6 months (1 issue)	24,652	(1,753)	93.4%
Less than $0.1 million at June 30, 2005 (2 issues)	2,831	(96)	96.7%
Total	$34,478	$(2,274)	93.8%

The following is a summary of securities sold at a loss in the three and six months ended June 30, 2005:

(Dollars in thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Fixed maturity securities:
Realized losses on sales	$(821)	$(3,783)
Fair value at the date of sale	67,511	312,144
Number of securities sold	3	11
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(134)	$(586)
3-6 months		(1,879)
6-12 months		(631)
Greater than 12 months	(687)	(687)
Equity securities:
Realized losses on sales	$(1,370)	$(1,479)
Fair value at the date of sale	7,373	11,311
Number of securities sold	4	8
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(367)	$(456)
3-6 months	(295)	(295)
6-12 months	(708)	(728)

At June 30, 2005, there were no investments in fixed maturity securities or equity securities with individually material unrealized losses. Those securities which we are holding in our portfolio with an unrealized loss were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

Terrorism Exposure and the Terrorism Risk Insurance Act of 2002

On July 5, 2005, we received a determination from the U.S. Treasury Department (“Treasury”) that our deductible under the Terrorism Risk Insurance Act of 2002 (the “Act”), which is intended to provide insurers reinsurance protection for losses arising out of certain terrorist acts, is $155.2 million. Prior to the determination, our deductible would have been approximately $351.1 million. An explanation of the reinsurance protection that may be afforded us by the Act and of the determination by Treasury follows.

Under our workers’ compensation policies, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism.

In November 2002, the Act became effective for the period from November 26, 2002 until December 31, 2005. It is unclear at this time whether or not the Act or a modified version of it will be extended beyond December 31, 2005. The Act may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The Treasury Secretary must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by U.S. Congress. Losses arising from an act of terrorism must exceed $5.0 million to qualify for reimbursement. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of its direct earned premiums in the previous calendar year. For losses in excess of the deductible, the U.S. Federal

Government will reimburse 90% of the insurer’s loss, up to the insurer’s proportionate share of the $100.0 billion.

The Act contemplates that affiliated insurers will be treated collectively as one entity by Treasury for purposes of calculating direct earned premiums and, therefore, an insurer’s deductible. Prior to July 2004, companies controlled by Fairfax owned approximately 41% of our outstanding common stock. The 41% did not include shares issuable upon conversion of our Convertible Notes held by affiliates of Fairfax. Because of Fairfax’s ownership, we were required (based on an earlier Treasury determination) to combine the U.S. direct earned premiums of the insurers controlled by Fairfax (the “Fairfax direct earned premiums”) with our direct earned premiums to calculate our deductible under the Act. Including the Fairfax direct earned premiums with ours, our deductible for 2005 would have been approximately $351.1 million. However, as a result of the sale of 3.1 million shares of our common stock by subsidiaries of Fairfax in July 2004, Fairfax’s percentage ownership of our outstanding common stock (not including shares issuable upon conversion of the Convertible Notes held by affiliates of Fairfax) declined to 24%. We then sought another determination from Treasury whether the Fairfax direct earned premiums would continue to be required to be combined with our direct earned premiums in calculating our deductible under the Act. After we requested the determination, Fairfax’s percentage ownership of our outstanding common stock (not including shares issuable upon conversion of the Convertible Notes held by affiliates of Fairfax) declined further due to our issuance of additional shares of common stock, and, as of June 28, 2005, it was approximately 20.6%. On July 5, 2005, Treasury determined that the Fairfax direct earned premiums are no longer required to be combined with our direct earned premiums, and accordingly, our deductible in 2005 is $155.2 million.

In our workers’ compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations. For 2005 we have purchased reinsurance for acts of terrorism. The limit for domestic acts of terrorism is $150.0 million, in excess of a $1.0 million retention; and, the limit for foreign acts of terrorism is $75.0 million, in excess of a $1.0 million retention. Both of these coverages exclude nuclear, biological and chemical attacks for losses in excess of $10.0 million.

In our reinsurance business, any terrorism exposure we have assumed is subject to our underwriting guidelines not to write business that could expose us to losses from a single event of greater than about $25 million after deducting the benefit of applicable premium and reinstatement premium income and income tax.

Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Act, the risk of severe losses to us from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. The impact of any terrorist act is unpredictable, and the ultimate impact on us will depend upon the nature, extent, location and timing of such an act. Any such impact on us could have a material adverse affect on our business and financial condition.

Liquidity and Capital Resources

Zenith’s insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At June 30, 2005 and December 31, 2004, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries amounted to $1,097.9 million and $870.6 million, respectively. These securities, in conjunction with our positive net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities or use our credit facilities to pay our policy liabilities as they come due. The current trend of favorable net cash flow from operations is attributable to our workers’ compensation segment, and the trend of favorable net cash flow from operations is expected to continue in 2005.

Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses, and, from time to time, to make capital contributions to Zenith Insurance. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other investments in Zenith National were $72.5 million and $63.9 million at June 30, 2005 and December 31, 2004, respectively. The increase is due to the receipt of a dividend of $20.0 million from Zenith Insurance in the second quarter of 2005, partially offset by the payment of dividends to stockholders, interest payments on outstanding debt and the acquisition of treasury shares in connection with a stock option exercise. Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short and long-term.

Zenith National’s insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends. In 2005, Zenith Insurance will be able to pay up to $91.5 million of dividends to Zenith National without prior approval of the California Department of Insurance. Zenith Insurance paid a dividend of $20.0 million to Zenith National in the second quarter of 2005. No dividends were paid to Zenith National in the first six months of 2004. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Zenith’s Convertible Notes are convertible at each holder’s option into shares of Zenith National’s common stock under certain circumstances including if the price of Zenith National’s common stock reaches specified thresholds. The conversion rate of 40 shares (subject to adjustment) for each $1,000 principal amount of the Convertible Notes is equivalent to an initial conversion price of $25.00 per share of Zenith National’s common stock. The sale price of Zenith National’s common stock exceeded 120% of the conversion price of $25.00 per share at June 30, 2005 for 20 of the last 30 trading days of the second quarter of 2005. As a result of this event, each holder of the Convertible Notes has the right to convert his Convertible Notes into Zenith National’s common stock at a conversion rate of 40 shares per $1,000 principal amount of Convertible Notes during the period beginning on July 1, 2005 and ending on September 30, 2005. The maximum number of shares that could be required to be issued upon conversion of all outstanding Convertible Notes is approximately 1.8 million. Whether the Convertible Notes will be convertible after September 30, 2005 will depend upon the occurrence of the events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock.

In April 2005, pursuant to privately negotiated transactions with various holders of the Convertible Notes, the holders converted $80.3 million aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes. Upon conversion, the holders received a total of 3.2 million shares of Zenith National’s common stock in accordance with the terms of the Indenture and a total of $4.7 million in cash as an incentive for such conversion. In March 2004, $5,000 aggregate principal amount of the Convertible Notes were converted into 200 shares of Zenith National’s common stock. The shares of Zenith National’s common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

In July 2005, Zenith entered into a privately negotiated transaction with a holder of the Convertible Notes pursuant to which the holder converted $850,000 aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes. Upon such conversion, the holder received a total of 34,000 shares of Zenith National’s common stock in accordance with the terms of the Indenture and approximately $49,000 in cash as an incentive for such conversion. The shares of Zenith National’s common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting this transaction.

In March 2004, Zenith National paid $7.6 million to repurchase $8.0 million aggregate liquidation amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all of the voting securities of which are owned by Zenith National (“Redeemable Securities”). Zenith National used its available cash balances to fund this purchase.

At June 30, 2005, Zenith National had two unsecured lines of credit in the aggregate amount of $50.0 million. One line, in the amount of $30.0 million does not expire until October 31, 2007. The other line, a one year revolving line of credit, expires on August 1, 2005 and will not be renewed because Zenith National’s current cash, investments and other sources of liquidity are sufficient for any foreseeable requirements at this time. There were no amounts drawn under these lines of credit in 2005 or 2004.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Zenith’s accounting policies are described in the Notes to Consolidated Financial Statements in Zenith’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”). We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, investment write-downs, deferred policy acquisition costs and deferred income taxes are particularly important to an understanding of Zenith’s Consolidated Financial Statements. These matters are discussed under “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith’s 2004 Form 10-K.

Contractual Obligations and Contingent Liabilities

All of Zenith’s outstanding financing obligations are included in the Consolidated Financial Statements and the accompanying Notes. There are no liquidity or financing arrangements with unconsolidated entities or any off-balance sheet arrangements. Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short and long-term.

The table below sets forth the amounts of Zenith’s contractual obligations, including interest payable, at June 30, 2005:

	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes	$45,934				$45,934
Redeemable securities	5,045	$10,090	$10,090	$152,321	177,546
Operating lease commitments	7,113	11,115	3,579	31	21,838
Loss reserves	355,153	394,834	193,778	646,779	1,590,544
Total	$413,245	$416,039	$207,447	$799,131	$1,835,862

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

Our contractual obligations under the outstanding Redeemable Securities are comprised of $118.5 million of interest payments over the next 23 years and $59.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $1.2 million of interest payable in the third quarter of 2005 and $44.7 million of principal that may be due in the third quarter of 2005 as a result of conversion because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the third quarter of 2005 as a result of the triggering of the contingent conversion condition relative to Zenith National’s common stock price at the end of the second quarter of 2005.

If the Convertible Notes are not converted or redeemed prior to the scheduled maturity in 2023, the total interest obligation over the remaining term would be $46.2 million. In addition, Zenith may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

Zenith’s commitments and contingencies are discussed in Note 7 to the Consolidated Financial Statements. Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed. We cannot currently predict the timing or the outcome of the contingencies surrounding reinsurance recoverable from Reliance Insurance Company or the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

In addition to the foregoing commitments and contingencies, we have issued letters of credit in the amount of $8.0 million in favor of a Lloyd’s of London syndicate that we reinsure to secure losses payable to the syndicate and a $5.0 million guarantee in connection with a construction loan to our Sarasota real estate joint venture.

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

The table below provides information about Zenith’s financial instruments for which fair values are subject to changes in interest rates. For fixed maturity investments, the table presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include corporate bonds, municipal bonds, government bonds, redeemable preferred stock, and mortgage-backed securities. For Zenith’s debt obligations, the table presents principal cash flows by expected maturity dates (including interest):

	Expected Maturity Date
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
As of June 30, 2005
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$28,693	$349,933	$314,416	$81,285	$84,623	$620,103	$1,479,053
Weighted average interest rate	3.7%	3.7%	3.8%	4.2%	4.1%	5.0%	4.3%
Short-term investments	$489,467						$489,467
Debt and interest obligations of Zenith:
Convertible notes payable(1)	45,934						45,934
Redeemable securities	2,523	$5,045	$5,045	$5,045	$5,045	$154,843	177,546
As of December 31, 2004
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$162,800	$246,370	$89,326	$79,488	$85,544	$588,075	$1,251,603
Weighted average interest rate	2.8%	3.1%	3.5%	3.9%	3.8%	5.0%	4.1%
Short-term investments	$492,126						$492,126
Debt and interest obligations of Zenith:
Convertible notes payable(1)	128,589						128,589
Redeemable securities	5,045	$5,045	$5,045	$5,045	$5,045	$154,843	180,068

(1)    The Convertible Notes are shown with an expected maturity date in 2005 because the holders have the right to convert their notes into our common stock during the third quarter of 2005 and had the same right in the first quarter of 2005 (see discussion of the Convertible Notes under “Liquidity and Capital Resources” and “Contractual Obligations and Contingent Liabilities” in “Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Zenith’s management, with the participation of Zenith’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Zenith’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Zenith’s

Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Zenith’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Zenith in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by Zenith in the reports that it files or submits under the Exchange Act is accumulated and communicated to Zenith’s management, including Zenith’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in Zenith’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Zenith’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting of Zenith National was held on May 18, 2005. Three matters were presented to a vote of the stockholders.

One matter was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld
Max M. Kampelman	18,440,268	236,525
Robert J. Miller	18,076,373	600,420
Leon E. Panetta	18,233,245	443,548
Catherine B. Reynolds	18,091,440	585,353
Alan I. Rothenberg	18,614,252	62,541
William S. Sessions	18,521,028	155,765
Gerald Tsai, Jr.	18,490,057	186,736
Michael Wm. Zavis	18,538,212	138,581
Stanley R. Zax	18,549,741	127,052

With respect to the election of Directors, there were no votes cast against any Director, no abstentions and no broker non-votes.

The second matter was a vote to approve the Amended and Restated 2004 Restricted Stock Plan, which will include non-employee Directors as eligible recipients thereunder. The tabulation of votes for the Plan, which was approved, follows:

Votes
For	13,474,451
Against	281,989
Abstain	1,158,122
Broker Non-Votes	3,762,231

The third matter was a vote to ratify the appointment of PricewaterhouseCoopers LLP as Zenith’s auditors for the fiscal year ending December 31, 2005. The tabulation of votes for the appointment, which was ratified, follows:

Votes
For	18,586,131
Against	30,672
Abstain	59,989
Broker Non-Votes	1

Item 6. Exhibits

3.1

Certificate of Incorporation of Zenith National Insurance Corp., dated May 28, 1971. (Incorporated herein by reference to Exhibit 3.1 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

3.2

Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated September 12, 1977. (Incorporated herein by reference to Exhibit 3.2 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

3.3

Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated May 31, 1979. (Incorporated herein by reference to Exhibit 3.3 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

3.4

Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated September 6, 1983. (Incorporated herein by reference to Exhibit 3.4 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

3.5

Certificate of Designation of Zenith National Insurance Corp., dated September 10, 1985. (Incorporated herein by reference to Exhibit 3.5 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

3.6

Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated November 22, 1985. (Incorporated herein by reference to Exhibit 3.6 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

3.7

Certificate of Amendment of Certificate of Incorporation of Zenith National Insurance Corp., dated May 19, 1987. (Incorporated herein by reference to Exhibit 3.7 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

3.8

Certificate of Change of Address of Registered Office and of Registered Agent of Zenith National Insurance Corp., dated October 10, 1989. (Incorporated herein by reference to Exhibit 3.8 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

3.9	By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.1

Zenith National Insurance Corp. Amended and Restated 2004 Restricted Stock Plan as of February 11, 2005. (Incorporated herein by reference to Exhibit 10.1 to Zenith’s Current Report on Form 8-K filed May 18, 2005.)

10.2

Zenith National Insurance Corp. Amended and Restated 2004 Restricted Stock Award Agreement for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.2 to Zenith’s Current Report on Form 8-K filed May 18, 2005.)

10.3

Zenith National Insurance Corp. Amended and Restated 2004 Restricted Stock Award Agreement for Employees. (Incorporated herein by reference to Exhibit 10.3 to Zenith’s Current Report on Form 8-K filed May 18, 2005.)

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2005.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX
Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN
William J. Owen
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)