Form 10-Q
period 2005-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2005-10-26
CIK 109261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

At October 25, 2005, there were 36,387,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(Dollars and shares in thousands)	2005	2004
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $120,737 in 2005 and $140,828 in 2004)	$120,410	$138,260
At fair value (amortized cost $1,540,016 in 2005 and $1,091,453 in 2004)	1,540,393	1,110,775
Equity securities, at fair value (cost $73,481 in 2005 and $62,962 in 2004)	77,034	106,062
Mortgage loans (at unpaid principal balance)		12,645
Short-term investments (at cost or amortized cost, which approximates fair value)	366,337	492,126
Investment in Advent Capital (Holdings) PLC (see Note 6)		28,066
Other investments	9,763	12,080
Total investments	2,113,937	1,900,014
Cash	6,574	10,322
Accrued investment income	16,869	15,312
Premiums receivable, less bad debt allowance of $136 in 2005 and $192 in 2004	75,394	58,161
Receivable from reinsurers and state trust funds for paid and unpaid losses	257,249	293,572
Deferred policy acquisition costs	21,173	18,664
Deferred tax asset	72,397	29,152
Current income tax receivable	5,669
Goodwill	20,985	20,985
Other assets	86,073	68,473
Total assets	$2,676,320	$2,414,655
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,667,534	$1,482,319
Unearned premiums	167,993	142,219
Policyholders’ dividends accrued	18,556	6,001
Convertible senior notes payable, less unamortized discount of $1,059 in 2005 and $3,447 in 2004	42,741	121,548
Redeemable securities, less unamortized discount of $169 in 2005 and $175 in 2004	58,831	58,825
Current income tax payable		8,269
Other liabilities	90,825	93,327
Total liabilities	2,046,480	1,912,508
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2005 and 2004
Common stock, $1 par, 50,000 shares authorized; issued 42,258 (including 11,520 shares issued on October 11, 2005 as a 3-for-2 stock split) in 2005 and 26,510 in 2004; outstanding 34,563 in 2005 and 19,371 in 2004 (see Note 1)	42,258	26,510
Additional paid-in capital	417,668	318,850
Retained earnings	339,263	254,682
Unearned compensation	(5,252)	(4,588)
Accumulated other comprehensive income	2,555	43,583
	796,492	639,037
Treasury stock, at cost (7,695 shares in 2005 and 7,139 shares in 2004)	(166,652)	(136,890)
Total stockholders’ equity	629,840	502,147
Total liabilities and stockholders’ equity	$2,676,320	$2,414,655

The accompanying notes are an integral part of these Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Revenues:
Premiums earned	$301,302	$239,716	$883,799	$696,346
Net investment income	20,550	14,909	56,732	43,825
Realized gains on investments	2,043	6,690	21,265	12,362
Total revenues	323,895	261,315	961,796	752,533
Expenses:
Loss and loss adjustment expenses incurred	201,492	171,184	548,429	472,533
Policy acquisition costs	42,998	28,997	128,258	87,200
Underwriting and other operating expenses	33,065	26,070	94,780	77,140
Payment regarding conversion of Convertible Notes (see Note 5)	50		4,710
Policyholders’ dividends	12,874	1,152	16,166	3,653
Interest expense	1,997	3,295	7,323	9,762
Total expenses	292,476	230,698	799,666	650,288
Income from continuing operations before tax and equity in earnings of investee	31,419	30,617	162,130	102,245
Income tax expense	9,672	7,737	55,477	32,231
Income from continuing operations after tax and before equity in earnings of investee	21,747	22,880	106,653	70,014
Equity in earnings of investee, net of income tax expense		1,234	794	4,000
Income from continuing operations	21,747	24,114	107,447	74,014
Gain on sale of discontinued real estate segment, net of income tax expense of $675 in 2005 and $692 in 2004 (see Note 9)	1,253	1,286	1,253	1,286
Net income	$23,000	$25,400	$108,700	$75,300
Net income per common share (2004 restated, see Notes 1 and 3):
Basic:
Continuing operations	$0.63	$0.84	$3.30	$2.58
Discontinued operations	0.04	0.04	0.04	0.04
Net income	$0.67	$0.88	$3.34	$2.62
Diluted:
Continuing operations	$0.60	$0.69	$2.96	$2.12
Discontinued operations	0.03	0.03	0.03	0.04
Net income	$0.63	$0.72	$2.99	$2.16
Disclosure regarding comprehensive income:
Net income	$23,000	$25,400	$108,700	$75,300
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation on investments	(16,735)	18,545	(38,019)	8,809
Net change in foreign currency translation adjustment		(128)	(3,009)	135
Comprehensive income	$6,265	$43,817	$67,672	$84,244

The accompanying notes are an integral part of these Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Premiums collected	$925,523	$858,436
Investment income received	50,417	46,366
Loss and loss adjustment expenses paid	(333,460)	(304,371)
Underwriting and other operating expenses paid	(264,141)	(278,765)
Interest paid	(10,060)	(12,869)
Income taxes paid	(80,680)	(56,575)
Net cash provided by operating activities	287,599	252,222
Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(6,323)	(45,030)
Fixed maturity securities available-for-sale	(1,597,075)	(908,199)
Equity securities available-for-sale	(59,704)	(68,165)
Other investments	(862)	(9,138)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	23,861	20,582
Fixed maturity securities available-for-sale	35,725	38,209
Other investments	17,444	40,375
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	1,108,621	740,311
Equity securities available-for-sale	95,803	66,172
Other investments	347	4,604
Net decrease (increase) in short-term investments	132,152	(107,945)
Capital expenditures and other, net	(8,759)	(6,965)
Net cash used in investing activities	(258,770)	(235,189)
Cash flows from financing activities:
Repurchase of redeemable securities		(7,600)
Cash paid regarding conversion of convertible notes (see Note 5)	(4,710)
Cash dividends paid to common stockholders	(20,452)	(15,492)
Proceeds from exercise of stock options	3,471	4,978
Purchase of treasury shares	(10,886)
Net cash used in financing activities	(32,577)	(18,114)
Net decrease in cash	(3,748)	(1,081)
Cash at beginning of period	10,322	8,006
Cash at end of period	$6,574	$6,925
Reconciliation of net income to net cash flows provided by operating activities:
Net income	$108,700	$75,300
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net depreciation, amortization and accretion	2,038	10,498
Realized gains on investments	(21,265)	(12,362)
Cash paid regarding conversion of convertible notes (see Note 5)	4,710
Equity in earnings of investee	(794)	(4,000)
Gain on sale of discontinued real estate segment	(1,253)	(1,286)
(Increase) decrease in:
Accrued investment income	(1,557)	(1,697)
Premiums receivable	(19,134)	(1,081)
Receivable from reinsurers and state trust funds for paid and unpaid losses	31,968	(40,121)
Deferred policy acquisition costs	(2,509)	(4,264)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	185,215	204,111
Unearned premiums	25,774	56,330
Net income taxes payable	(25,203)	(24,344)
Accrued expenses	(1,706)	(4,856)
Other	2,615	(6)
Net cash provided by operating activities	$287,599	$252,222

The accompanying notes are an integral part of these Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Preferred stock, $1 par:
Beginning of period	none	none	none	none
End of period	none	none	none	none
Common stock, $1 par:
Beginning of period	$30,501	$26,417	$26,510	$25,928
Exercise of stock options	185	2	943	418
Conversion of convertible senior notes	34		3,248
3-for-2 stock split (see Note 1)	11,520		11,520
Restricted stock awards granted	22	6	41	79
Restricted stock awards forfeited	(4)		(4)
End of period	42,258	26,425	42,258	26,425
Additional paid-in capital:
Beginning of period	420,301	315,380	318,850	300,448
Exercise of stock options	4,198	43	21,404	9,308
Tax benefit on options exercised	2,650	12	9,886	2,414
Recognition of stock-based compensation on stock options	15	15	45	45
Conversion of convertible senior notes	808		76,591	5
3-for-2 stock split (see Note 1)	(11,520)		(11,520)
Restricted stock awards granted	1,393	257	2,589	3,487
Restricted stock awards forfeited	(177)		(177)
End of period	417,668	315,707	417,668	315,707
Retained earnings:
Beginning of period	325,358	196,353	254,682	157,191
Net income	23,000	25,400	108,700	75,300
Cash dividends declared to common stockholders	(9,095)	(5,383)	(24,119)	(16,121)
End of period	339,263	216,370	339,263	216,370
Unearned compensation:
Beginning of period	(4,653)	(3,116)	(4,588)
Restricted stock awards granted	(1,393)	(257)	(2,589)	(3,487)
Amortization to compensation expense	794	312	1,925	426
End of period	(5,252)	(3,061)	(5,252)	(3,061)
Accumulated other comprehensive income:
Beginning of period	19,290	22,348	43,583	31,821
Net change in unrealized appreciation on investments, net of deferred tax expense and reclassification adjustment	(16,735)	18,545	(38,019)	8,809
Change in foreign currency translation adjustment, net of deferred tax expense		(128)	(3,009)	135
End of period	2,555	40,765	2,555	40,765
Treasury stock:
Beginning of period	(159,092)	(136,890)	(136,890)	(132,142)
Acquisition of treasury shares	(7,560)		(29,762)	(4,748)
End of period	(166,652)	(136,890)	(166,652)	(136,890)
Total stockholders’ equity	$629,840	$459,316	$629,840	$459,316
Cash dividends declared per common share	$0.25	$0.19	$0.69	$0.56

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

3-for-2 Stock Split.   On September 7, 2005, Zenith National’s Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50% stock dividend. The additional shares of Zenith National’s common stock were distributed on October 11, 2005 to shareholders of record as of September 19, 2005. The 3-for-2 stock split was recorded in the third quarter of 2005 as an increase to common stock and a decrease to additional paid-in capital. Issued and outstanding shares in the consolidated balance sheets for prior periods were not restated. Dividends and earnings per share amounts in the current and prior periods reflect the 3-for-2 stock split.

Note 2.   Stock-Based Compensation

Restricted Stock Awards.   In May 2005, Zenith National’s stockholders approved the Amended and Restated 2004 Restricted Stock Plan (the “Restricted Stock Plan”). The Restricted Stock Plan was amended to include non-employee Directors in addition to employees as eligible recipients. In May 2005, non-employee Directors were granted 12,000 shares of restricted stock that vest in equal amounts of one-third a year over three years from the date of grant. Of the shares of stock granted to employees, 50% vest two years from the grant date. The remaining 50% of the shares vest four years from the grant date.

Employee Stock Options.   Effective in the fourth quarter of 2002, Zenith began to expense the cost of employee stock options using the fair value based method of recording stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the prospective method, all employee stock options granted since January 2002 are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Prior to the fourth quarter of 2002, Zenith applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for stock options issued prior

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2.   Stock-Based Compensation (Continued)

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

The following table sets forth the effect of all stock-based compensation included in net income and the pro forma effect of all stock-based compensation if the fair value of stock options accounted for under the intrinsic value method of APB No. 25 were included in net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$23,000	$25,400	$108,700	$75,300
Stock-based compensation expense included in reported net income, net of income tax benefit	458	230	1,283	385
Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefit	(458)	(257)	(1,303)	(498)
Pro forma net income	$23,000	$25,373	$108,680	$75,187
Net income per share—basic:
Net income per share as reported	$0.67	$0.88	$3.34	$2.62
Net income per share—pro forma	0.67	0.88	3.34	2.62
Net income per share—diluted:
Net income per share as reported	$0.63	$0.72	$2.99	$2.16
Net income per share—pro forma	0.63	0.72	2.99	2.15

Net income per share amounts have been adjusted to reflect the 3-for-2 stock split declared on September 7, 2005.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.   Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)		2005	2004	2005	2004
(A)	Income from continuing operations	$21,747	$24,114	$107,447	$74,014
(B)	Gain on sale of discontinued real estate segment	1,253	1,286	1,253	1,286
(C)	Net income	$23,000	$25,400	$108,700	$75,300
(D)	Interest expense on the Convertible Notes, net of tax	447	1,268	2,174	3,800
(E)	Weighted average shares outstanding	34,266	28,811	32,519	28,700
	Common shares issuable under employee stock option plan (treasury stock method)	98	474	161	450
	Common shares issuable under restricted stock plan (treasury stock method)	107	10	80	4
	Common shares issuable upon conversion of the Convertible Notes	2,627	7,500	4,269	7,500
(F)	Weighted average shares outstanding—diluted	37,098	36,795	37,029	36,654
	Net income per common share—
	Basic:
(A)/(E)	Continuing operations	$0.63	$0.84	$3.30	$2.58
(B)/(E)	Gain on sale of discontinued real estate segment	0.04	0.04	0.04	0.04
(C)/(E)	Net income	$0.67	$0.88	$3.34	$2.62
	Diluted:
((A)+(D))/(F)	Continuing operations	$0.60	$0.69	$2.96	$2.12
(B)/(F)	Gain on sale of discontinued real estate segment	0.03	0.03	0.03	0.04
((C)+(D))/(F)	Net income	$0.63	$0.72	$2.99	$2.16
	Cash dividends declared per common share	$0.25	$0.19	$0.69	$0.56

Weighted average shares outstanding and shares issuable under the employee stock option plan, restricted stock plan and upon conversion of the 5.75% Convertible Senior Notes due 2023 (the “Convertible Notes”) have been adjusted to reflect the 3-for-2 stock split. Basic weighted average shares outstanding for the three and nine months ended September 30, 2005 includes shares issued in 2005 in connection with the conversions of $81.2 million aggregate principal amount of our Convertible Notes.

Diluted weighted average shares outstanding include the impact of all additional shares that would be issuable in connection with conversion of all of the Convertible Notes. This represents an additional 2.6 million and 4.3 million shares for the three and nine months ended September 30, 2005, respectively, and an additional 7.5 million shares for the three and nine months ended September 30, 2004. After tax interest expense associated with the Convertible Notes of $0.4 million and $2.2 million for the three and nine

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.   Earnings and Dividends Per Share (Continued)

months ended September 30, 2005, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2004, respectively, was added back to net income in computing diluted earnings per share.

Note 4.   Income Tax

Income tax expense was reduced in the three and nine months ended September 30, 2005 by the reduction of $1.0 million for a provision for prior years’ taxes and by $2.6 million for a provision for prior years’ taxes in the three and nine months ended September 30, 2004.

Note 5.   Outstanding Debt

In the nine months ended September 30, 2005, outstanding debt was reduced because holders of the Convertible Notes converted $81.2 million aggregate principal amount into 3.2 million shares of Zenith National’s common stock. Zenith entered into privately negotiated transactions with these holders of the Convertible Notes pursuant to which the holders converted their Convertible Notes in accordance with the Indenture governing the Convertible Notes (“the Indenture”) and received a total of $4.7 million in cash as an incentive for such conversion. All of the shares of Zenith National’s common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. The cash incentive paid in connection with the foregoing conversions is included in the results of the Parent segment.

In October 2005, a further $30.2 million aggregate principal amount of the Convertible Notes were converted into 1.8 million shares of Zenith National’s common stock including the 3-for-2 stock split shares. No cash incentive was paid in connection with such conversions.

At September 30, 2005, the aggregate maturities for all of Zenith’s long-term borrowings for each of the five years after December 31, 2004 are as follows:

(Dollars in thousands)	Convertible Notes	Redeemable Securities	Total
Maturing in:
2005	$43,800		$43,800
2006
2007
2008
2009
Thereafter		$59,000	59,000
Total	$43,800	$59,000	$102,800

The maturity of the outstanding Convertible Notes is presented as being due in 2005 because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the fourth quarter of 2005 as a result of the triggering of the contingent conversion condition relative to Zenith National’s common stock price at the end of the third quarter of 2005. If any holder

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.   Outstanding Debt (Continued)

requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof. Whether the notes will be convertible after December 31, 2005 will depend upon the occurrence of events specified in the Indenture, including the sale price of Zenith National’s common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

Prior to the 3-for-2 stock split, the terms of conversion were such that each $1,000 principal amount of the Convertible Notes was convertible at each holder’s option into 40 shares of Zenith National’s common stock (subject to adjustment as provided in the Indenture) only if: (i) during any fiscal quarter the sale price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day; (ii) after the 30th day following the initial issuance of the Convertible Notes, the credit rating assigned to the Convertible Notes by Standard & Poor’s Rating Services falls below BB- or is suspended or withdrawn; (iii) Zenith has called the Convertible Notes for redemption; or (iv) certain corporate events have occurred. After the 3-for-2 stock split, the conversion terms were adjusted to reflect a conversion rate of 59.988 shares for each $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $16.67 per share of Zenith National’s common stock and the maximum number of shares that could be required to be issued upon conversion of all outstanding Convertible Notes at September 30, 2005 was approximately 2.6 million.

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

At September 30, 2005, Zenith National had an unsecured line of credit in the amount of $30.0 million which expires on October 31, 2007. Zenith National did not renew a one year revolving line of credit in the amount of $20.0 million which expired on August 1, 2005 because Zenith National’s current cash, investments and other sources of liquidity are sufficient for any foreseeable requirements at this time. There were no amounts drawn under these lines of credit in 2005 or 2004.

Note 6.   Investment in Advent Capital (Holdings) PLC (“Advent Capital”)

Zenith owns 22.1 million shares of Advent Capital common stock. On June 3, 2005, Advent Capital sold 114.3 million shares of its common stock in a public offering at the United States dollar equivalent of $0.64 per share. On the same date, Advent Capital common stock was listed for trading on the Alternative Investments Market of the London Stock Exchange (“AIM”). Prior to Advent Capital’s listing on the AIM, there was no public market for such shares. Prior to the public offering, Zenith owned approximately 20.9% of the outstanding shares of Advent Capital and recorded its investment in Advent Capital under the equity method of accounting. Under the equity method, we recognized our share of the earnings or losses of Advent Capital on a one-quarter lag to allow sufficient time for Advent Capital to prepare its financial statements. After the sale of additional shares of common stock by Advent Capital, Zenith owns 10.0% of the outstanding shares of Advent Capital, accounts for its investment in Advent Capital under the cost method and reports this investment in the Consolidated Balance Sheet at fair value.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.   Investment in Advent Capital (Holdings) PLC (“Advent Capital”) (Continued)

To reflect the new, publicly traded price of Advent Capital, Zenith reduced the carrying value of this investment to its fair value resulting in a charge of $9.5 million before tax ($6.2 million after tax) in the second quarter of 2005 as a reduction of realized gains on investments. The charge resulted from the difference between the fair value of our investment in Advent Capital, based upon the offering price for Advent Capital’s common stock, and the carrying value of the investment under the equity method as of the date of the public offering. The carrying value under the equity method as of the date of the public offering included our share of Advent Capital’s loss for the first quarter of 2005, the most recent period for which such financial information was available. We were unable to estimate our share of Advent Capital’s earnings or losses for the period between the end of the first quarter of 2005 and the date of the public offering. However, the amount of any such share would have no impact on our consolidated net income in the second quarter of 2005 because the charge required to reduce our investment in Advent Capital to its fair value would have increased or decreased by the amount of any such share of earnings or losses recorded under the equity method of accounting.

At September 30, 2005, our investment in Advent Capital is included in equity securities classified as “available for sale.” The fair value of the investment is the publicly traded price for Advent Capital’s common stock obtained from the AIM and reflected in United States dollars. Changes in the fair value of the investment since the date of the public offering are recorded as a component of other comprehensive income. We do not presently intend to sell any of our shares of Advent Capital common stock.

In each of the second quarters of 2005 and 2004, we received a dividend payment from Advent Capital of $1.1 million.

Note 7.   Segment Information

Our business is comprised of the following segments: workers’ compensation; reinsurance; investments; and parent. Our real estate segment was discontinued in 2002. Segments are designated based on the types of products and services provided. Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees injured in the course of employment. Reinsurance principally consists of assumed reinsurance of property losses from worldwide catastrophes and large property risks. Income from operations of the investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our workers’ compensation and reinsurance segments. Income (loss) from the workers’ compensation and reinsurance segments is determined solely by deducting net loss and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned. The loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National, a holding company which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

In September 2005, Zenith National’s Board of Directors announced that we will exit the reinsurance business. Zenith will not renew existing assumed reinsurance contracts and has ceased writing any new contracts. We will service our obligations under our existing assumed reinsurance contracts and will receive earned premiums and be subject to continuing exposure to losses until our in-force assumed reinsurance contracts expire. The results of the reinsurance segment will continue to be included in the results of continuing operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.   Segment Information (Continued)

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.   Segment Information (Continued)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Real Estate(1)	Investments	Parent	Total
Three Months Ended September 30, 2005
Revenues:
Premiums earned	$277,410	$23,892				$301,302
Net investment income				$20,550		20,550
Realized gains on investments				2,043		2,043
Total revenues	277,410	23,892		22,593		323,895
Interest expense					$(1,997)	(1,997)
Income (loss) from continuing operations before tax	62,681	(49,951)		22,593	(3,904)	31,419
Income tax expense (benefit)	21,162	(17,483)		7,421	(1,428)	9,672
Income (loss) from continuing operations	41,519	(32,468)		15,172	(2,476)	21,747
Gain on sale of discontinued real estate segment, net of tax expense of $675			$1,253			1,253
Net income (loss)	$41,519	$(32,468)	$1,253	$15,172	$(2,476)	$23,000
Combined ratios	77.4%	309.1%
Nine Months Ended September 30, 2005
Revenues:
Premiums earned	$836,469	$47,330				$883,799
Net investment income				$56,732		56,732
Realized gains on investments				21,265		21,265
Total revenues	836,469	47,330		77,997		961,796
Interest expense					$(7,323)	(7,323)
Income (loss) from continuing operations before tax and equity in earnings of investee	146,706	(45,002)		77,997	(17,571)	162,130
Income tax expense (benefit)	51,162	(15,751)		25,939	(5,873)	55,477
Income (loss) from continuing operations after tax and before equity in earnings of investee	95,544	(29,251)		52,058	(11,698)	106,653
Equity in earnings of investee, net of tax expense of $428				794		794
Income (loss) from continuing operations	95,544	(29,251)		52,852	(11,698)	107,447
Gain on sale of discontinued real estate segment, net of tax expense of $675			$1,253			1,253
Net income (loss)	$95,544	$(29,251)	$1,253	$52,852	$(11,698)	$108,700
Combined ratios	82.5%	195.1%
As of September 30, 2005
Total assets	$476,761	$58,548		$2,136,004	$5,007	$2,676,320

(1)             Discontinued in 2002.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.   Segment Information (Continued)

	Workers’		Real
(Dollars in thousands)	Compensation	Reinsurance	Estate(1)	Investments	Parent	Total
Three Months Ended September 30, 2004
Revenues:
Premiums earned	$227,728	$11,988				$239,716
Net investment income				$14,909		14,909
Realized gains on investments				6,690		6,690
Total revenues	227,728	11,988		21,599		261,315
Interest expense					$(3,295)	(3,295)
Income (loss) from continuing operations before tax and equity in earnings of investee	29,504	(15,776)		21,599	(4,710)	30,617
Income tax expense (benefit)(2)	10,608	(5,521)		7,050	(4,400)	7,737
Income (loss) from continuing operations after tax and before equity in earnings of investee	18,896	(10,255)		14,549	(310)	22,880
Equity in earnings of investee, net of tax expense of $664				1,234		1,234
Income (loss) from continuing operations	18,896	(10,255)		15,783	(310)	24,114
Gain on sale of discontinued real estate segment, net of tax expense of $692			$1,286			1,286
Net income (loss)	$18,896	$(10,255)	$1,286	$15,783	$(310)	$25,400
Combined ratios	87.0%	231.6%
Nine Months Ended September 30, 2004
Revenues:
Premiums earned	$662,160	$34,186				$696,346
Net investment income				$43,825		43,825
Realized gains on investments				12,362		12,362
Total revenues	662,160	34,186		56,187		752,533
Interest expense					$(9,762)	(9,762)
Income (loss) from continuing operations before tax and equity in earnings of investee	71,442	(11,284)		56,187	(14,100)	102,245
Income tax expense (benefit)(2)	25,735	(3,949)		18,132	(7,687)	32,231
Income (loss) from continuing operations after tax and before equity in earnings of investee	45,707	(7,335)		38,055	(6,413)	70,014
Equity in earnings of investee, net of tax expense of $2,154				4,000		4,000
Income (loss) from continuing operations	45,707	(7,335)		42,055	(6,413)	74,014
Gain on sale of discontinued real estate segment, net of tax expense of $692			$1,286			1,286
Net income (loss)	$45,707	$(7,335)	$1,286	$42,055	$(6,413)	$75,300
Combined ratios	89.2%	133.0%
As of September 30, 2004
Total assets	$497,429	$32,675		$1,786,847	$10,868	$2,327,819

(1)             Discontinued in 2002.

(2)             Parent segment includes $2.6 million in reduced income tax expense for a reduction of an estimated tax liability for prior years.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.   Segment Information (Continued)

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Income before tax from investments segment:
Net investment income	$20,550	$14,909	$56,732	$43,825
Realized gains on investments	2,043	6,690	21,265	12,362
	22,593	21,599	77,997	56,187
Income (loss) before tax from:
Workers’ compensation segment	62,681	29,504	146,706	71,442
Reinsurance segment	(49,951)	(15,776)	(45,002)	(11,284)
Parent segment	(3,904)	(4,710)	(17,571)	(14,100)
Income from continuing operations before tax and before equity in earnings of investee	31,419	30,617	162,130	102,245
Income tax expense	9,672	7,737	55,477	32,231
Income from continuing operations after tax and before equity in earnings of investee	21,747	22,880	106,653	70,014
Equity in earnings of investee, after tax		1,234	794	4,000
Income from continuing operations	21,747	24,114	107,447	74,014
Gain on sale of discontinued real estate segment, after tax	1,253	1,286	1,253	1,286
Net income	$23,000	$25,400	$108,700	$75,300

Note 8.   Commitments and Contingencies

Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company

At September 30, 2005 and December 31, 2004, Reliance Insurance Company (“Reliance”) owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers’ Trust Fund.

On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. At that time, an estimated balance sheet of Reliance was made available as of December 31, 2000, from which we estimated that we could expect to recover no more than 50% of our receivable. This established a range of outcomes for the amount impaired between $3.0 million and $6.0 million (i.e., we expect to recover an amount between 50% and nothing). We have no information with which to establish an estimate within that range as better than any other and, therefore, in 2001, we recorded an impairment provision of $3.0 million for our receivable from Reliance. The impairment provision was $3.0 million at September 30, 2005 and December 31, 2004. The eventual outcome of this matter will be determined by the ultimate amount of Reliance’s liabilities and whether Reliance has sufficient assets or can obtain recoveries and

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.   Commitments and Contingencies (Continued)

investment income in an amount sufficient to pay its liabilities. We will revise our impairment provision, if necessary, upon receipt of relevant information.

Contingencies Surrounding State Guarantee Fund Assessments

State guarantee funds (“Guarantee Funds”) exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company’s liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers’ compensation insurance in many states in which unpaid workers’ compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at September 30, 2005.

Zenith recorded an estimated $8.6 million (net of expected recoveries of $2.5 million recoverable before the end of 2006) for its expected liability at September 30, 2005 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned through September 30, 2005. The estimated expense for Guarantee Fund assessments was $1.6 million and $4.8 million in the three and nine months ended September 30, 2005, respectively, compared to $1.4 million and $3.9 million in the three and nine months ended September 30, 2004, respectively. Our estimated liability is based on information currently available and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

The Florida Special Disability Trust Fund (“SDTF”) was established to reimburse insurance companies and employers for the cost of certain workers’ compensation claims. The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as “second injuries.” We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. At September 30, 2005, approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $6.2 million, net of amounts due to reinsurers. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by currently assessing a fee of 4.52% of workers’ compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.   Commitments and Contingencies (Continued)

information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 48 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

Litigation

The U.S. Equal Employment Opportunity Commission (“EEOC”), on behalf of a job applicant and other similarly situated individuals, has filed a class action lawsuit against Zenith for allegations of employment and racial discrimination. The case was filed September 30, 2005. The EEOC alleges that Zenith discriminated against certain job applicants by failing to hire them because of their race. Zenith has retained legal counsel and service has been effected with counsel. Plaintiff seeks unspecified compensatory and punitive damages, according to proof at trial. The burden of proof rests with plaintiff to establish the validity of the claim, as well as the appropriateness and certification of the alleged class. Because the case is at such an early stage, and damages are not specified, Zenith is unable to quantify potential damages at this time. It is Zenith’s position that the claims are without merit and Zenith will vigorously defend its position. The ultimate outcome of this matter is not expected to have a material impact on Zenith’s consolidated financial condition, results of operations or cash flows.

Zenith National and its subsidiaries are defendants in various other litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

Note 9.   Discontinued Operations—Gain on Sale of Real Estate Segment

On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation (“Meritage”). The business had been operated by Zenith National’s indirect wholly-owned subsidiary, Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada corporation (“Perma-Bilt”)). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. (“MTH Nevada”), acquired substantially all of Perma-Bilt’s assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the “Agreement”).

Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax.

In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada’s pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $1.9 million before tax ($1.3 million after tax) and $2.0 million before tax ($1.3 million after tax) in the third quarter of 2005 and 2004, respectively. These gains represent our share of MTH Nevada’s profits for the twelve months ended September 30, 2005 and 2004, respectively, under the earn-out provision of the sale. 2005 was the last such payment under the earn-out provision.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.   Exercise of Stock Options Using Previously Acquired Shares

A Zenith employee exercised his option to purchase from Zenith National a total of 799,000 shares of Zenith National’s common stock in 2005 and 201,000 shares in 2004 at an exercise price of $23.63 per share (all shares and the exercise price are pre 3-for-2 stock split) using previously owned shares to pay the purchase price and, in 2005, to pay the withholding taxes due.

The following table sets forth these transactions:

	September	February	March
(Dollars and shares in thousands, except per share data)	2005	2005	2004
Shares of common stock purchased	179	620	201
Exercise price per share	$23.63	$23.63	$23.63
Aggregate exercise price	$4,219	$14,657	$4,748
Number of shares tendered by employee in lieu of cash payment of:
Aggregate exercise price	66	288	121
Employee’s income tax withholdings	52	150
Value of shares tendered by employee in lieu of cash payment of:
Aggregate exercise price	$4,219	$14,657	$4,748
Employee’s income tax withholdings	$3,341	$7,545

These exercises of stock options had no net effect on cash or stockholders’ equity in 2005 or 2004 because the increase in treasury stock for the shares tendered was offset by an increase in common stock and an increase in additional paid-in capital for the shares issued. The shares tendered by the employee in lieu of cash payment of his income tax withholding increased treasury stock and decreased cash.

Note 11.   Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments by estimating the fair value of the award which is then recognized as an expense over the vesting period of the award. Starting in the fourth quarter of 2002, we have been expensing the fair value of all stock options granted since January 1, 2002 under the prospective method. Zenith will adopt SFAS No. 123(R) using the modified prospective method. Under this method, all employee stock option grants outstanding at the date of adoption will be expensed over the stock option vesting period based on the fair value at the date the options were granted. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123(R) is not expected to have a material impact on our results of operations or financial condition. There will be no material change in the accounting for Zenith’s Restricted Stock Plan or Employee Stock Purchase Plan based upon the adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.   Recently Issued Accounting Pronouncements (Continued)

in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement also provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It also addresses the reporting of a correction of an error by restating the previously issued financial statements. SFAS No. 154 is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. We believe that SFAS No. 154 will not have a material effect on our financial condition or results of operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as expect, anticipate, believe, estimate, or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”), in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (7) losses associated with any terrorist attacks that impact our workers’ compensation business segment in excess of our reinsurance protection; (8) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and (9) other risks detailed herein and from time to time in Zenith’s reports and filings with the Securities and Exchange Commission.

Overview

1) Revenues.   Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment. Total revenues increased in the three and nine months ended September 30, 2005 compared to the corresponding periods of 2004 principally because our workers’ compensation premium revenues increased in the three and nine months ended September 30, 2005. In the three and nine months ended September 30, 2005, there is a favorable impact on our workers’ compensation net premiums earned because we no longer cede 10% of our workers’ compensation earned premiums under a quota share reinsurance agreement which reduced net premiums earned in the corresponding periods of 2004. Our workers’ compensation premiums are discussed further below under “Results of Operations—Workers’ Compensation Segment” on pages 24 through 26.

2) Income from workers’ compensation and reinsurance segments.   The results of our workers’ compensation and reinsurance segments may fluctuate from time to time.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

a) Workers’ compensation.   Income in the three and nine months ended September 30, 2005 increased compared to the corresponding periods in 2004 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Income before tax from workers’ compensation segment	$62,681	$29,504	$146,706	$71,442

b) Reinsurance.   Results for the three and nine months ended September 30, 2005 were reduced by estimated catastrophe losses of $55.7 million, or $36.2 million after tax ($0.98 per share). Results for the three and nine months ended September 30, 2004 were reduced by estimated catastrophe losses of $18.5 million, or $12.0 million after tax ($0.33 per share).

In September 2005, we announced that we will exit the assumed reinsurance business.

3) Loss reserves.   At September 30, 2005, we re-allocated our workers’ compensation loss reserves by accident year compared to the allocation at December 31, 2004 to better reflect the facts and trends based on our current knowledge. In this regard, we recognized $8.1 million and $13.0 million of favorable development on prior year loss reserves during the three and nine months ended September 30, 2005, respectively.

4) Investments segment.   We increased our investment portfolio by $213.9 million in the nine months ended September 30, 2005 as a result of favorable net cash flow from operations. We expect favorable net cash flow from operations to continue in 2005. Investment income in the three and nine months ended September 30, 2005 was higher than the corresponding periods in 2004 because of the increase in the investment portfolio and higher short-term interest rates in 2005. At September 30, 2005, $1,118.4 million of the investment portfolio was in fixed maturities of two years or less compared to $901.3 million at December 31, 2004.

Realized gains from investments in the first nine months of 2005 were higher than the comparable period in 2004 due to net capital gains, partially offset by a $9.5 million before tax charge in the second quarter related to our investment in the common stock of Advent Capital (Holdings) PLC (“Advent Capital”).

5) Outstanding debt.   In the first nine months of 2005, we reduced our outstanding debt because $81.2 million principal amount of our 5.75% Convertible Senior Notes due 2023 (“Convertible Notes”) was converted into Zenith National’s common stock, par value $1.00 per share (“Zenith National’s common stock”). As a result of these conversions, the ratio of outstanding debt (the remaining balance of the Convertible Notes plus the balance of our redeemable securities) was 14% of the sum of all outstanding debt and stockholders’ equity at September 30, 2005, compared to 27% at December 31, 2004. We do not expect to incur any additional debt in the foreseeable future. An additional $30.2 million aggregate principal amount of the Convertible Notes was converted into shares of Zenith National’s common stock in October 2005.

6) Stockholders’ equity.   Our stockholders’ equity increased from $502.1 million ($17.28 per share) at December 31, 2004 to $629.8 million ($18.22 per share) at September 30, 2005. These per share amounts reflect the 3-for-2 stock split declared by Zenith National’s Board of Directors on September 7, 2005.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and nine months ended September 30, 2005 and 2004 are set forth in the following table. These components of net income are consistent with the results of our business segments set forth in Note 7 to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Income before tax from investments segment:
Net investment income	$20,550	$14,909	$56,732	$43,825
Realized gains on investments	2,043	6,690	21,265	12,362
	22,593	21,599	77,997	56,187
Income (loss) before tax from:
Workers’ compensation segment	62,681	29,504	146,706	71,442
Reinsurance segment	(49,951)	(15,776)	(45,002)	(11,284)
Parent segment	(3,904)	(4,710)	(17,571)	(14,100)
Income from continuing operations before tax and before equity in earnings of investee	31,419	30,617	162,130	102,245
Income tax expense	9,672	7,737	55,477	32,231
Income from continuing operations after tax and before equity in earnings of investee	21,747	22,880	106,653	70,014
Equity in earnings of investee after tax		1,234	794	4,000
Income from continuing operations	21,747	24,114	107,447	74,014
Gain on sale of discontinued real estate segment, after tax	1,253	1,286	1,253	1,286
Net income	$23,000	$25,400	$108,700	$75,300

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Net premiums earned and the combined ratios of the workers’ compensation and reinsurance segments for the three and nine months ended September 30, 2005 and 2004 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Net premiums earned:
Workers’ compensation:
California	$191,105	$157,181	$574,638	$456,172
Outside California	86,305	70,547	261,831	205,988
Total workers’ compensation	277,410	227,728	836,469	662,160
Reinsurance	23,892	11,988	47,330	34,186
Total	$301,302	$239,716	$883,799	$696,346
Combined loss and expense ratios:
Workers’ compensation:
Loss and loss adjustment expense:
Current accident year	49.8%	61.7%	56.8%	62.8%
Prior accident years	(2.9)%	2.2%	(1.6)%	3.0%
Total loss and loss adjustment expense	46.9%	63.9%	55.2%	65.8%
Underwriting and other operating expense(1)	30.5%	23.1%	27.3%	23.4%
Combined ratio	77.4%	87.0%	82.5%	89.2%
Reinsurance:
Loss and loss adjustment expense	298.6%	214.1%	182.5%	107.9%
Underwriting and other operating expense	10.5%	17.5%	12.6%	25.1%
Combined ratio	309.1%	231.6%	195.1%	133.0%

(1)          Reflects an increase of $11.0 million in accrued policyholder dividends in the three and nine months ended September 30, 2005.

Workers’ Compensation Segment

The combined ratio of our workers’ compensation segment improved in the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004 because of a lower estimated loss and loss adjustment expense ratio in the three and nine months ended September 30, 2005 compared to the estimated loss and loss adjustment expense ratio in the corresponding periods in 2004. The lower estimated loss and loss adjustment expense ratio in the three months ended September 30, 2005 includes a lower estimated current accident year loss ratio than the estimate we made for the first six months of 2005 and favorable development of prior years’ loss reserves. Lower loss ratio estimates in the third quarter caused us to re-evaluate our estimate for accrued policyholder dividends. The increase in policyholder dividends caused an increase in the underwriting and other expense ratio in the three and nine months

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

ended September 30, 2005. The lower estimated loss and loss adjustment expense ratio in 2005 is primarily due to a continuation of favorable trends in claim inflation and lower than expected claim frequency compared to premiums. Our assumptions underlying our loss cost estimates are discussed further under “Loss Reserves” on pages 29 to 33.

In the nine months ended September 30, 2005, we increased our in-force workers’ compensation premiums. Premiums in-force and number of policies in-force in California and outside of California were as follows (premiums in-force is a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown):

	California		Outside of California
(Dollars in millions)	Premiums in-force	Policies in-force	Premiums in-force	Policies in-force
September 30, 2005	$746.8	28,000	$329.3	16,900
December 31, 2004	731.3	27,200	311.0	16,200
September 30, 2004	702.3	26,700	304.1	15,900
December 31, 2003	587.9	25,900	277.8	15,600

We believe that the insureds’ payroll is our best indicator of exposure. We estimate that the underlying payroll associated with our policies in-force increased during the same periods as follows:

	Annual Increase in Insured Payroll
Policies in-force at September 30,	California Only	Total Company
2005	18%	14%
2004	21	16

In California, the state in which the largest amount of our workers’ compensation premium is earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends. In Florida, the state in which the second largest amount of our workers’ compensation premiums is earned, rates for workers’ compensation insurance are set by the Florida Department of Insurance. Percentage changes in average rates in these two states during 2005 and 2004 were as follows (rate decreases are shown in parentheses):

Effective date of change	California	Florida
July 1, 2005	(12.0)%	0.0%
January 1, 2005	(1.6)	(4.0)
July 1, 2004	(10.0)	0.0
January 1, 2004	0.0	0.0

Average rates do not necessarily indicate charged rates since underwriters are given authority to debit or credit rates based upon individual risk characteristics. According to published California industry data, Zenith’s major competitors also reduced rates July 1, 2005 in a range from 12% to 25%.

Net premiums earned in the three and nine months ended September 30, 2004 are net of $25.1 million and $72.8 million, respectively, of ceded premiums earned in connection with a 10% quota share ceded reinsurance agreement. This quota share ceded reinsurance agreement was terminated effective

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

December 31, 2004. The underwriting and other operating expense ratio for the workers’ compensation segment is higher in the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004 by approximately two percentage points due to the absence in 2005 of ceding commissions received in 2004 on the terminated 10% quota share ceded reinsurance agreement.

In California, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends advisory pure premium rates for California workers’ compensation insurance and the California Department of Insurance adopts and publishes advisory pure premium rates. Pure premium rates are rates that would cover expected loss costs but do not contain an element to cover operating expenses or profit. On September 9, 2005, the WCIRB’s governing committee announced that it had approved for filing an amendment to its July 28, 2005 filing. The amendment recommends an average 15.9% decrease in advisory pure premium rates to be effective on policies incepting on or after January 1, 2006. The recommended decrease was based on an analysis of loss and loss adjustment expense data as of June 30, 2005. Notwithstanding this process, our California rates continue to be based upon our actuarial analysis of current and anticipated cost trends, and we have not made a determination as to rates for January 1, 2006.

Reinsurance Segment

In assumed reinsurance, we provide coverage that protects other insurance and reinsurance companies from the accumulation of large losses from major loss events, known as “catastrophes.” Results of the reinsurance segment will fluctuate and are favorable in the absence of catastrophes and may be unfavorable in periods when they occur. Results of the reinsurance segment for the three and nine months ended September 30, 2005 were reduced by estimated catastrophe losses of $55.7 million, or $36.2 million after tax ($0.98 per share) net of additional premiums earned from original and reinstatement premiums. Results of the reinsurance segment for the three and nine months ended September 30, 2004 were reduced by estimated catastrophe losses, net of additional premiums earned from original and reinstatement premiums, of $18.5 million, or $12.0 million after tax ($0.33 per share).

Our estimated loss from Hurricane Katrina is $27.3 million after the benefit of reinstatement premiums and after tax compared to the previously announced loss of $21.0 million after tax and reinstatement premiums. The charge to earnings in the third quarter is higher than our estimated loss from Hurricane Katrina by $8.0 million after tax since part of the reinstatement premiums will be substantially earned in the fourth quarter of 2005. The loss after tax and reinstatement premiums related to Hurricane Katrina is recognized as follows:

(Dollars in thousands)
Q3 2005	$(35,300)	Loss, net of reinstatement premiums earned in Q3 2005
Q4 2005	8,000	Reinstatement premiums unearned at September 30, 2005 to be substantially earned in Q4 2005
Total	$(27,300)	Loss, net of reinstatement premiums

Estimating catastrophe losses in the reinsurance business is highly dependent upon the nature and timing of the event and our ability to obtain timely and accurate information with which to estimate our liability to pay losses. Estimated catastrophe losses in 2005 are attributable principally to losses arising from Hurricane Katrina. We estimated our loss from Hurricane Katrina by estimating the probable impact

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

to each of our assumed reinsurance contracts based on currently available information, including reports from companies that we reinsure. About 70% of our loss from Hurricane Katrina relates to our excess of loss contracts and represents the maximum loss payable for 92% of our excess of loss assumed reinsurance contracts that provide coverage for catastrophe losses occurring in the United States. The remainder of our Hurricane Katrina loss estimate is attributable to losses from our assumed quota share reinsurance contracts and is based on estimates from the companies that we reinsure. Based on our current information, our estimated loss from Hurricane Rita is $1.3 million before tax and is included in our catastrophe losses in the third quarter of 2005.

Estimates of the impact of catastrophes on the reinsurance segment are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon any reinterpretation of existing information.

In September 2005, Zenith National’s Board of Directors announced that we will exit the reinsurance business. Zenith will not renew existing assumed reinsurance contracts and has ceased writing any new contracts. We will service our obligations under our existing assumed reinsurance contracts and will receive earned premiums and be subject to continuing exposure to losses until our in-force assumed reinsurance contracts expire. The results of the Reinsurance segment will continue to be included in the results of continuing operations.

Investments Segment

Investment income and net realized gains are discussed in the “Investments” section following.

Parent Segment

The parent segment loss reflects the holding company activities of Zenith National. Parent segment losses before tax for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Interest expense	$1,997	$3,295	$7,323	$9,762
Parent expenses	1,907	1,415	10,248	4,338
Loss from operations	$3,904	$4,710	$17,571	$14,100

Parent expenses in the nine months ended September 30, 2005 include $4.7 million related to the conversion of the Convertible Notes in April and July 2005 (see Note 5 to the Consolidated Financial Statements).

Interest expense on the Convertible Notes after tax is added back to net income in the computation of diluted earnings per share (see Note 3 to the Consolidated Financial Statements).

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Equity Investee—Advent Capital

Zenith’s share of Advent Capital net income included in our Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Zenith’s share of Advent Capital’s net income, after tax	none	$1,234	$794	$4,000

Our share of Advent Capital net income for the nine months ended September 30, 2005 includes losses of $1.5 million after tax for our share of adverse loss development for the 2004 Florida hurricanes recognized by Advent Capital.

Zenith owns 22.1 million shares of Advent Capital common stock. On June 3, 2005, Advent Capital sold 114.3 million shares of its common stock in a public offering at the United States dollar equivalent of $0.64 per share. On the same date, Advent Capital common stock was listed for trading on the Alternative Investments Market of the London Stock Exchange (“AIM”). Prior to Advent Capital’s listing on the AIM, there was no public market for such shares. Prior to the public offering, Zenith owned approximately 20.9% of the outstanding shares of Advent Capital and recorded its investment in Advent Capital under the equity method of accounting. Under the equity method, we recognized our share of the earnings or losses of Advent Capital on a one-quarter lag to allow sufficient time for Advent Capital to prepare its financial statements. After the sale of additional shares of common stock by Advent Capital, Zenith owns 10.0% of the outstanding shares of Advent Capital and accounts for its investment in Advent Capital under the cost method and reports this investment in the Consolidated Balance Sheet at fair value.

To reflect the new, publicly traded price of Advent Capital, Zenith reduced the carrying value of this investment to its fair value resulting in a charge of $9.5 million before tax ($6.2 million after tax) in the second quarter of 2005 as a reduction of realized gains on investments. The charge resulted from the difference between the fair value of our investment in Advent Capital, based upon the offering price for Advent Capital’s common stock, and the carrying value of the investment under the equity method as of the date of the public offering. The carrying value under the equity method as of the date of the public offering includes our share of Advent Capital’s loss for the first quarter of 2005, the most recent period for which such financial information was available. We were unable to estimate our share of Advent Capital’s earnings or losses for the period between the end of the first quarter of 2005 and the date of the public offering. However, the amount of any such share would have no impact on our consolidated net income in the second quarter of 2005 because the charge required to reduce our investment in Advent Capital to its fair value would have increased or decreased by the amount of any such share of earnings or losses recorded under the equity method of accounting.

At September, 30, 2005, our investment in Advent Capital is included in equity securities classified as “available for sale.”  The fair value of the investment is the publicly traded price for Advent Capital’s common stock obtained from the AIM reflected in U.S. dollars. Changes in the fair value of the investment since the date of the public offering are recorded as a component of other comprehensive income. We do not presently intend to sell any of our shares of Advent Capital common stock.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

In each of the second quarters of 2005 and 2004, Zenith received a dividend payment from Advent Capital of $1.1 million.

Discontinued Real Estate Segment

On October 8, 2002, Zenith closed the sale of its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation (“Meritage”). The business had been operated by Zenith National’s indirect wholly-owned subsidiary, Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada corporation (“Perma-Bilt”)). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. (“MTH Nevada”), acquired substantially all of Perma-Bilt’s assets, subject to the related liabilities, pursuant to a Master Transaction Agreement, dated as of October 7, 2002, and related asset and real property acquisition agreements (the “Agreement”).

Zenith received gross proceeds of $65.0 million in connection with the sale, including $28.4 million in repayment of intercompany loans to Zenith National from Perma-Bilt, and recorded a gain on the sale in the fourth quarter of 2002 of $6.3 million after tax.

In addition to the consideration received in October 2002, the Agreement entitles Zenith to receive 10% of MTH Nevada’s pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $1.9 million before tax ($1.3 million after tax) and $2.0 million before tax ($1.3 million after tax) in the third quarter of 2005 and 2004, respectively. These gains represent our share of MTH Nevada’s profits for the twelve months ended September 30, 2005 and 2004, respectively, under the earn-out provision of the sale. 2005 was the last such payment under the earn-out provision.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Actuarial techniques and methods are utilized to establish the most reasonably accurate estimate of loss reserves and we perform a comprehensive review of our loss reserves at the end of every quarter. Our loss reserves were as follows:

(Dollars in millions)	September 30, 2005	December 31, 2004
Workers’ compensation segment:
Unpaid loss and loss adjustment expenses	$1,487	$1,344
Less: Receivable from reinsurers and state trust funds for unpaid losses	239	270
Unpaid loss and loss adjustment expenses, net of reinsurance	$1,248	$1,074
Reinsurance segment:
Unpaid losses and loss adjustment expenses	$181	$138
Less: Receivable from reinsurers for unpaid losses
Unpaid losses and loss adjustment expenses, net of reinsurance	$181	$138
Total:
Unpaid loss and loss adjustment expenses	$1,668	$1,482
Less: Receivable from reinsurers and state trust funds for unpaid losses	239	270
Unpaid loss and loss adjustment expenses, net of reinsurance	$1,429	$1,212

When losses are reported to us, we establish, individually, estimates of the ultimate cost of the claims, known as “case reserves.” These case reserves are continually monitored and revised in response to new information and for amounts paid. Our actuaries use this information about reported claims in some of their estimation techniques. In estimating our total loss reserves, we make provision for two types of loss development. At the end of any calendar period, there are a number of claims that have not yet been reported but will arise out of accidents that have already occurred. These are referred to in the insurance industry as IBNR claims. In addition to this provision for later reported claims, we also have to estimate the extent to which the case reserves on known claims may also develop. These types of reserves are referred to in the insurance industry as bulk reserves. Our actuarial estimation techniques for estimating our loss reserves make provision for both IBNR and bulk reserves in total, but not separately. We are required to file exhibits with state insurance departments which reflect the amount which is the sum of our IBNR and bulk reserves.

At September 30, 2005 and December 31, 2004, IBNR and bulk reserves included in unpaid loss and loss adjustment expenses, net of reinsurance, were as follows:

(Dollars in millions)	September 30, 2005	December 31, 2004
Workers’ compensation	$374	$267
Reinsurance	83	41
Total IBNR and bulk reserves	$457	$308

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the trend of increasing severity in the years prior to 2002 compared to the severity trend in more recent years. Severity is the average cost of a claim. The increasing severity trend, or inflation rate, is attributable to changes in medical costs (payments to providers to treat injured workers) and indemnity payments (payments to injured workers for lost wages) per claim. We have observed a favorable change in the inflationary trend in the amounts we have paid for claims in recent accident years compared to payments for 2001 and prior, but there is uncertainty as to whether the recent lower inflation data will be sustained over the long-term.

Our actuaries produce a point estimate using the results of various methods of estimation. However, these various methods do not produce separate point estimates. The point estimate is prepared as follows: our actuaries prepare reserve estimates based upon paid loss patterns, incurred loss patterns and claim count methods for all accident years. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred methods. For the more recent accident years, with respect to a substantial portion of our actuarial estimate, the estimate is based on both the paid loss patterns and assumed rates of claim inflation. Since the number of claims is relatively certain, the inflation assumption is the key assumption in establishing loss reserve estimates for these recent accident years. Management establishes loss reserve estimates in the financial statements that provide for fluctuating rates of inflation dependent on the most current data. The loss reserve estimates recorded in the financial statements were higher than the actuarial point estimates by approximately $64 million and $41 million at September 30, 2005 and June 30, 2005, respectively. We believe that these differences are not significant in the context of the amounts being estimated.

When we estimate our loss reserves, we do so in the aggregate for all years, and then allocate them to each accident year. This allows us to look at the year-over-year change in claim severity, or inflation - our most important concept for understanding adequate loss reserve estimates. By allocating loss reserves to individual accident years, we produce an implied rate of inflation for each year. Any changes in our assumptions about inflation rates will cause a change in our loss reserve estimates, although our view of the adequacy of the total loss reserve estimate may be unchanged if the effect of the change in the inflation assumptions has the effect of reallocating the loss reserve estimate among accident years.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

At September 30, 2005, the workers’ compensation accident year paid loss inflation rates in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses and loss reserves were as follows:

	Estimated
(Dollars in	Ultimate	Average Paid Loss per Claim Annual							Assumed Inflation in Ultimate Loss
thousands)	Losses(A)	Inflation Evaluated After (number of months)							Estimate
Accident									Sept. 30,	June 30,	March 31,	Dec. 31,
year		21	33	45	57	69	81	93	2005	2005	2005	2004
1998	$218,472	8%	10%	9%	9%	11%	12%	13%	14%	15%	15%	13%
1999	220,234	16	14	14	15	15	16		16	16	16	16
2000	242,742	9	11	13	13	14			15	15	15	15
2001	316,289	16	16	15	15				17	17	17	18
2002	333,734	2	3	4					8	8	8	6
2003	362,864	3	(1)						8	10	10	16
2004	412,873	(10)							7	9	9	13
2005	392,726								6	6	7

(A)    Estimated ultimate losses for an accident year represent the estimated aggregate amount we expect to pay for all claims reported for that year for losses and allocated loss adjustment expenses. Loss reserves are the liability for the unpaid portion of ultimate losses, computed by subtracting the amount paid from the ultimate loss estimate as of the balance sheet date.

Our inflation assumptions at September 30, 2005 were more favorable than at June 30, 2005 due to a reduction in average paid inflation in the third quarter. The 2004 and 2003 accident year paid inflation declined two percentage points in each year in the third quarter and we made corresponding changes in the estimated inflation rate in the reserves. As a result, favorable development of $19.7 million was reflected in the third quarter for the 2004 and 2003 accident years of which $11.6 million was reallocated to increase reserves for old accident years.

The net decrease in loss reserves during the three and nine months ended September 30, 2005 for accident years 2004 and prior was $8.1 million and $13.0 million, respectively. The total favorable development of $13.0 million in the nine months ended September 30, 2005 was 1.2% of our estimated workers’ compensation net loss reserves at December 31, 2004. As a percentage of workers’ compensation net premiums earned in the first nine months of 2005, the favorable development of our workers’ compensation loss reserves was 1.6%.

In the prior year, our inflation assumptions at September 30, 2004 resulted in a reallocation of loss reserve estimates by accident year primarily from 2004 and 2003 to older accident years prior to 1998. The net increase in workers’ compensation loss reserves for the nine months ended September 30, 2004 was approximately $20.0 million. The adverse development of $20.0 million in the first nine months of 2004 was 2.3% of estimated workers’ compensation net loss reserves at December 31, 2003. As a percentage of workers’ compensation net premiums earned in the first nine months of 2004, the adverse development of our workers’ compensation loss reserves was 3.0%.

Different assumptions about the inflation rates would change our workers’ compensation loss reserve estimates. A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated ultimate loss for that year. Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year. For example, if the average annual inflation rate for each of the accident years 2001 through 2005 were

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

decreased by one percentage point in each year, our loss reserve estimates at September 30, 2005 would decrease by about $51.1 million as illustrated in the table that follows:

(Dollars in thousands)	Assumption Currently Used			Revised Assumption
		(a)	(b)		(c)	[(c)/(a)]*(b)
	Assumed	Cumulative	Estimated	Assumed	Cumulative	Estimated
	Inflation	Inflation	Ultimate	Inflation	Inflation	Ultimate
Accident Year	Rate	Factor	Losses	Rate	Factor	Losses
2001	17%	1.170	$316,289	16%	1.160	$313,586
2002	8%	1.264	333,734	7%	1.241	327,661
2003	8%	1.365	362,864	7%	1.328	353,028
2004	7%	1.460	412,873	6%	1.408	398,168
2005	6%	1.548	392,726	5%	1.478	374,967
			$1,818,486			$1,767,410
					Decrease	$51,076

The reform legislation of 2003 and 2004 in California introduced, among other changes, guidelines for medical treatment, medical networks, an objective permanent disability rating schedule, the elimination of the vocational rehabilitation benefit and the requirement to apportion disabilities between occupational and non-occupational disabilities. These changes have resulted in short-term cost savings and may reduce the long-term trend of increasing costs of California claims and the ultimate inflation rate.

The WCIRB recently published its most current estimate of California workers’ compensation loss experience. Their analysis contains some specific anticipated savings from the reforms and also relies significantly on the most current paid loss trends. Based upon these assumptions, they estimate that an indemnity claim in 2004 will cost 8% less than in the pre-reform year of 2002. They believe that the 2004 accident year loss reserves for the California workers’ compensation industry may be excessive by about $3.1 billion but they have also concluded that the aggregate of loss reserves for all accident years are deficient by $2.0 billion.

We believe our loss reserve estimates are adequate. However, the actual ultimate inflation rate will not be known with any certainty for several years. We assume that general healthcare inflation trends will continue and will impact our long term claim costs and reserves. We will evaluate our best estimate of inflation rates and reserves every quarter to reflect the most current data.

Claims involving permanent disability comprise 20% of the number of claims in California but contribute nearly 90% of our total California costs. As of September 30, 2005, we have settled only 29% of our 2003 permanent disability cases and 9% of our 2004 permanent disability cases. This sample is too small for us to conclude at this time that the recent decline in the short-term inflation rate will offset the long-term inflation in workers’ compensation health care costs which have historically exceeded general health care costs. As a result, we have established current claim reserves based on our best estimate that inflation rates will be higher than predicted by the WCIRB and higher than observed thus far for 2002 - 2005, but lower than the actual inflation rates observed during 1998 - 2001.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Investments

The investment portfolio increased during the first nine months of 2005 principally as a result of favorable net cash flow from operations.

Investment income in the three and nine months ended September 30, 2005 was higher than the corresponding periods in 2004 because of the increase in the investment portfolio and higher short-term interest rates in 2005. The average annual yields on the investment portfolio in the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Before tax(1)	4.0%	3.6%	3.8%	3.7%
After tax	2.6%	2.4%	2.5%	2.4%

(1)          Reflects the pre-tax equivalent yield on tax-exempt securities.

Realized gains from investments in the nine months ended September 30, 2005 were higher than the comparable period in 2004 due to net capital gains partially offset by a $9.5 million before tax charge in the second quarter related to our investment in the common stock of Advent Capital.

At September 30, 2005, our investment portfolio was comprised of 78% fixed maturity securities, 17% short-term investments, 4% equity securities and less than 1% other investments. At December 31, 2004, our investment portfolio was comprised of 66% fixed maturity securities, 26% short-term investments, 6% equity securities and 2% other investments including mortgage loans and our investment in Advent Capital. Fixed maturity securities include primarily corporate bonds, U.S. Treasury Notes, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association. Of the fixed maturity portfolio, including short-term investments, 95% were rated investment grade at September 30, 2005 and December 31, 2004. The average maturity of the fixed maturity portfolio, including short-term investments, was 4.2 years and 4.6 years at September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005 and December 31, 2004, 94% and 92%, respectively, of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities. Stockholders’ equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders’ equity decreased by $12.3 million after deferred tax from December 31, 2004 to September 30, 2005 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

The unrealized net gain on held-to-maturity and available-for-sale fixed maturity investments were as follows:

	Held-to-Maturity	Available-for-Sale
(Dollars in thousands)	Before Tax	Before Tax	After Tax
September 30, 2005	$327	$377	$245
December 31, 2004	2,568	19,322	12,559

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

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

For the three and nine months ended September 30, 2005 and 2004, write-downs reduced realized gains on investments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Write-downs	$0	$0	$9,547	$68

The write-down in 2005 was attributable to our investment in Advent Capital (see Note 6 to the Consolidated Financial Statements and the foregoing discussion under “Equity Investee—Advent Capital”). The write-down in 2004 was attributable to the impairment of an investment with a cost basis of $0.1 million before the write-down. We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that we have appropriately identified other-than-temporary declines in fair value in the three and nine months ended September 30, 2005 and 2004, and that our remaining unrealized losses at September 30, 2005 are not other-than-temporary. We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for thirteen years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. The table below sets forth information about unrealized gains and losses in our investment portfolio at September 30, 2005:

	Securities with
(Dollars in thousands)	Unrealized losses	Unrealized gains
Fixed maturity securities:
Fair value	$1,195,648	$465,482
Amortized cost	1,208,207	452,219
Unrealized (loss) gain	(12,559)	13,263
Fair value as a percentage of amortized cost	99.0%	102.9%
Number of security positions held	135	163
Concentration of unrealized (losses) or gains by type or industry:
U.S. Treasury Notes	$(3,943)	$12
Hotels	(1,138)
Municipal bonds	(1,912)	406
Insurance companies	(727)	4,234
Personal goods	(540)	631
Pharmaceuticals	(538)	210
Machinery	(435)	921
Petroleum refining	(431)	558
Financial institutions	(379)	336
Food & beverage	(333)	583
Utilities	(245)	20
Communications	(226)	644
Other	(1,712)	4,708
Total	$(12,559)	$13,263
Investment grade:
Fair value	$1,137,437	$427,273
Amortized cost	1,148,739	417,092
Fair value as a percentage of amortized cost	99.0%	102.4%
Non-investment grade:
Fair value	$58,211	$38,209
Amortized cost	59,468	35,127
Fair value as a percentage of amortized cost	97.9%	108.8%
Equity securities:
Fair value	$48,625	$28,409
Cost	54,904	18,577
Unrealized (loss) gain	(6,279)	9,832
Fair value as a percentage of cost	88.6%	152.9%
Number of security positions held	10	17

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

The table below sets forth the fair value of fixed maturity securities at September 30, 2005, based on their expected maturities:

	Securities with
(Dollars in thousands)	Unrealized losses	Unrealized gains
1 year or less	$14,036	$33,638
After 1 year through 5 years	787,368	142,821
After 5 years through 10 years	384,227	182,656
After 10 years	10,017	106,367
	$1,195,648	$465,482

The table below sets forth information about fixed maturity securities and equity securities with unrealized losses at September 30, 2005:

(Dollars in thousands)	Fair value	Unrealized loss	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.1 million at September 30, 2005 and for:
Less than 3 months (17 issues)	$255,282	$(2,999)	98.8%
3-6 months (1 issue)	113,742	(949)	99.2%
6-12 months (9 issues)	246,318	(3,283)	98.7%
Greater than 12 months (8 issues)	31,761	(1,488)	95.5%
Less than $0.1 million at September 30, 2005 (100 issues)	548,545	(3,840)	99.3%
Total	$1,195,648	$(12,559)	99.0%
Equity securities with unrealized losses:
Individually exceeding $0.1 million at September 30, 2005 and for:
Less than 3 months (3 issues)	$15,344	$(3,007)	83.6%
3-6 months (3 issues)	7,238	(1,012)	87.7%
6-12 months (1 issue)	24,270	(2,135)	91.9%
Less than $0.1 million at September 30, 2005 (3 issues)	1,773	(125)	93.4%
Total	$48,625	$(6,279)	88.6%

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

The following is a summary of securities sold at a loss in the three and nine months ended September 30, 2005:

(Dollars in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Fixed maturity securities:
Realized losses on sales	$(1,556)	$(5,339)
Fair value at the date of sale	1,010,807	1,323,951
Number of securities sold	10	21
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(596)	$(1,182)
3-6 months	(960)	(2,839)
6-12 months		(631)
Greater than 12 months		(687)
Equity securities:
Realized losses on sales	$(28)	$(1,507)
Fair value at the date of sale	261	11,572
Number of securities sold	3	11
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(27)	$(483)
3-6 months	(1)	(296)
6-12 months		(728)

At September 30, 2005, there were no investments in fixed maturity securities or equity securities with individually material unrealized losses. Those securities which we are holding in our portfolio with an unrealized loss were compatible with our current view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or write-downs of securities.

Terrorism Exposure and the Terrorism Risk Insurance Act of 2002

On July 5, 2005, we received a determination from the U.S. Treasury Department (“Treasury”) that our deductible under the Terrorism Risk Insurance Act of 2002 (the “Act”), which is intended to provide insurers reinsurance protection for losses arising out of certain terrorist acts, is $155.2 million. Prior to the determination, our deductible was approximately $351.1 million. An explanation of the reinsurance protection that may be afforded us by the Act and of the determination by Treasury follows.

Under our workers’ compensation policies, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism.

In November 2002, the Act became effective for the period from November 26, 2002 until December 31, 2005. It is unclear at this time whether or not the Act or a modified version of it will be

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

extended beyond December 31, 2005. The Act may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The Treasury Secretary must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by U.S. Congress. Losses arising from an act of terrorism must exceed $5.0 million to qualify for reimbursement. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of its direct earned premiums in the previous calendar year. For losses in excess of the deductible, the U.S. Federal Government will reimburse 90% of the insurer’s loss, up to the insurer’s proportionate share of the $100.0 billion.

The Act contemplates that affiliated insurers will be treated collectively as one entity by Treasury for purposes of calculating direct earned premiums and, therefore, an insurer’s deductible. Prior to July 2004, companies controlled by Fairfax Financial Holdings Limited (“Fairfax”), a Toronto based financial services holding company, owned approximately 41% of our outstanding common stock. The 41% did not include shares issuable upon conversion of our Convertible Notes held by affiliates of Fairfax. Because of Fairfax’s ownership, we were required (based on an earlier Treasury determination) to combine the U.S. direct earned premiums of the insurers controlled by Fairfax (the “Fairfax direct earned premiums”) with our direct earned premiums to calculate our deductible under the Act. Including the Fairfax direct earned premiums with ours, our deductible for 2005 would have been approximately $351.1 million. However, as a result of the sale of 3.1 million shares of our common stock by subsidiaries of Fairfax in July 2004, Fairfax’s percentage ownership of our outstanding common stock (not including shares issuable upon conversion of the Convertible Notes held by affiliates of Fairfax) declined to 24%. We then sought another determination from Treasury whether the Fairfax direct earned premiums would continue to be required to be combined with our direct earned premiums in calculating our deductible under the Act. After we requested the determination, Fairfax’s percentage ownership of our outstanding common stock (not including shares issuable upon conversion of the Convertible Notes held by affiliates of Fairfax) declined further due to our issuance of additional shares of common stock, and, as of June 28, 2005, it was approximately 20.6%. On July 5, 2005, Treasury determined that the Fairfax direct earned premiums are no longer required to be combined with our direct earned premiums, and accordingly, our deductible in 2005 is $155.2 million. At September 30, 2005, Fairfax had reduced its ownership of our common stock to 11.9% and no longer owns any of our Convertible Notes.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

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

Liquidity and Capital Resources

Zenith’s insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At September 30, 2005 and December 31, 2004, short-term investments and fixed maturity investments maturing within two years owned by the insurance subsidiaries amounted to $1,065.3 million and $870.6 million, respectively. These securities, in conjunction with our positive net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities or use our credit facilities to pay our policy liabilities as they come due. The current trend of favorable net cash flow from operations is attributable to our workers’ compensation segment, and the trend of favorable net cash flow from operations is expected to continue through 2005.

Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses, and, from time to time, to make capital contributions to Zenith Insurance. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other marketable investments in Zenith National were $56.6 million and $63.9 million at September 30, 2005 and December 31, 2004, respectively. The decrease is due to the payment of dividends to stockholders, interest payments on outstanding debt and the acquisition of treasury shares in connection with two stock option exercises, partially offset by receipt of a dividend of $20.0 million from Zenith Insurance in the second quarter of 2005. Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short and long-term.

Zenith National’s insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends. In 2005, Zenith Insurance will be able to pay up to $91.5 million of dividends to Zenith National without prior approval of the California Department of Insurance, including the dividend of $20.0 million paid to Zenith National in the second quarter of 2005. No dividends were paid to Zenith National in the first nine months of 2004. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Zenith’s Convertible Notes are convertible at each holder’s option into shares of Zenith National’s common stock under certain circumstances including if the price of Zenith National’s common stock reaches specified thresholds. Each holder of the Convertible Notes has the right to convert his Convertible Notes into Zenith National’s common stock at a conversion rate of 59.988 shares (post 3-for-2 stock split) per $1,000 principal amount of Convertible Notes during the period beginning on October 1, 2005 and ending on December 31, 2005. Whether the Convertible Notes will be convertible after December 31, 2005 will depend upon the occurrence of the events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock. At September 30, 2005, the maximum number of shares that could be required to be issued upon conversion of all outstanding Convertible Notes is approximately 2.6 million (post 3-for-2 stock split).

In the nine months ended September 30, 2005, holders of the Convertible Notes converted $81.2 million aggregate principal amount into 3.2 million shares (pre 3-for-2 stock split) of Zenith National’s common stock (see Note 5 to the Consolidated Financial Statements). In October 2005, a further $30.2 million aggregate principal amount of the Convertible Notes were converted into 1.8 million shares of Zenith National’s common stock (including the 3-for-2 stock split shares).

In March 2004, Zenith National paid $7.6 million to repurchase $8.0 million aggregate liquidation amount of the outstanding Redeemable Securities. Zenith National used its available cash balances to fund this purchase.

At September 30, 2005, Zenith National had an unsecured line of credit in the amount of $30.0 million which expires on October 31, 2007. Zenith National did not renew another one year revolving line of credit in the amount of $20.0 million which expired on August 1, 2005 because Zenith National’s current cash, investments and other sources of liquidity are sufficient for any foreseeable requirements at this time. There were no amounts drawn under these lines of credit in 2005 or 2004.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

The table below sets forth the amounts of Zenith’s contractual obligations, including interest payable, at September 30, 2005:

	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes	$43,800				$43,800
Redeemable securities	5,045	$10,090	$10,090	$149,798	175,023
Operating lease commitments	7,531	13,249	5,975	1,023	27,778
Loss reserves	382,689	424,382	201,572	658,891	1,667,534
Total	$439,065	$447,721	$217,637	$809,712	$1,914,135

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

Our contractual obligations under the outstanding Redeemable Securities are comprised of $116.0 million of interest payments over the next 23 years and $59.0 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $43.8 million of principal that may be due in the fourth quarter of 2005 because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the fourth quarter of 2005 as a result of the triggering of the contingent conversion condition relative to Zenith National’s common stock price at the end of the third quarter of 2005. In October 2005, holders of the Convertible Notes converted $30.2 million aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes. Upon such conversion, the holders received a total of 1.8 million shares of Zenith National’s common stock (including the 3-for-2 stock split shares) in accordance with the terms of the Indenture.

If the remaining Convertible Notes are not converted or redeemed prior to the scheduled maturity in 2023, the total interest obligation over the remaining term would be $13.7 million. In addition, Zenith may be required to pay contingent interest during any nine-month period commencing with the nine-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant nine-month period equals 120% or more of the principal amount of the Convertible Notes.

Zenith’s commitments and contingencies are discussed in Note 8 to the Consolidated Financial Statements. Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed. We cannot currently predict the timing or the outcome of the contingencies surrounding reinsurance recoverable from Reliance Insurance Company or the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

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

	Expected Maturity Date
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
As of September 30, 2005
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$16,012	$148,027	$604,254	$70,320	$89,435	$733,082	$1,661,130
Weighted average interest rate	4.3%	4.3%	4.2%	4.7%	4.5%	5.2%	4.6%
Short-term investments	$366,337						$366,337
Debt and interest obligations of Zenith:
Convertible notes payable(1)	43,800						43,800
Redeemable securities		$5,045	$5,045	$5,045	$5,045	$154,843	175,023
As of December 31, 2004
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$162,800	$246,370	$89,326	$79,488	$85,544	$588,075	$1,251,603
Weighted average interest rate	2.8%	3.1%	3.5%	3.9%	3.8%	5.0%	4.1%
Short-term investments	$492,126						$492,126
Debt and interest obligations of Zenith:
Convertible notes payable(1)	128,589						128,589
Redeemable securities	5,045	$5,045	$5,045	$5,045	$5,045	$154,843	180,068

(1)    The Convertible Notes are shown with an expected maturity date in 2005 because the holders have the right to convert their notes into our common stock during the fourth quarter of 2005 and had the same right in the first quarter of 2005 (see discussion of the Convertible Notes under “Liquidity and Capital Resources” and “Contractual Obligations and Contingent Liabilities” in “Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”).

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following sets out the purchase made by Zenith National of its common stock during the quarter ended September 30, 2005 (number of shares and per share amounts shown below have not been restated for the 3-for-2 stock split declared September 7, 2005):

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
07/01/05-07/31/05				929,019
08/01/05-08/31/05				929,019
09/01/05-09/30/05	65,614	$64.32		929,019

In September 2005, a Zenith employee exercised his option to purchase from Zenith National 178,638 shares of Zenith National’s common stock at the exercise price of $23.63 per share, resulting in an aggregate exercise price of $4.2 million. In lieu of cash payment, 65,614 shares of Zenith National’s common stock valued at $4.2 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price. The exercise of the stock options had no net effect on stockholders’ equity in 2005 because the increase in treasury stock of $4.2 million for the shares tendered was offset by an increase in common stock of $0.2 million and an increase in additional paid-in capital of $4.0 million for the 178,638 shares issued. Also, in lieu of cash payment for the employee’s income tax withholding related to the income from the exercise of the stock options, 51,787 shares of Zenith National’s common stock valued at $3.3 million were withheld by Zenith National from the 178,638 shares to be issued for the option exercise. The effect of withholding shares to pay the income tax was an increase in treasury stock of $3.3 million and a decrease in cash of $3.3 million in the third quarter of 2005.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

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

3.9	By-laws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.1	Amendment No. 1 to Amended and Restated Reinsurance and Pooling Agreement between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company dated September 15, 2005.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2005.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX
Stanley R. Zax
Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN
William J. Owen
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)