Form 10-K
period 2005-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2006-02-16
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005Commission file number 1-9627
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

ZENITH NATIONAL INSURANCE CORP.

Incorporated in Delaware 21255 Califa Street, Woodland Hills, California 91367-5021 (818) 713-1000	I.R.S. Employer Identification No. 95-2702776

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:          Yes     X      No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:          Yes             No      X

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes     X      No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

                Large accelerated filer   X   Accelerated filer        Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          Yes             No      X

        The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was $797,268,000 (based on the closing price for such common equity reported by the New York Stock Exchange for June 30, 2005, the last business day of the registrant's most recently completed second quarter).

        At February 14, 2006, there were 37,253,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2005 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2006 Annual Meeting of Stockholders — Part III.

Table of Contents
Zenith National Insurance Corp. and Subsidiaries
Table of Contents

Item 1. Business.
General

        Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged, through its wholly-owned insurance subsidiaries, Zenith Insurance Company ("Zenith Insurance") and ZNAT Insurance Company ("ZNAT Insurance") (collectively, "Zenith"), in the workers' compensation insurance business, nationally, and in the assumed reinsurance business. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," the "Company" or similar terms refer to Zenith National together with its subsidiaries.

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

        At December 31, 2005, Zenith had approximately 1,800 full-time employees. The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

        Zenith's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders (which is filed as an exhibit to this report) are made available free of charge on its website at www.thezenith.com as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Also available on our website are the following corporate governance materials: Code of Business Conduct and Ethics; Code of Ethics for Senior Financial Officers (which applies to Zenith's Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and Controller); Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In addition, amendments to, or waivers of, the Code of Ethics for Senior Financial Officers will be posted to our website or contained in a Form 8-K filed within four business days after any such amendment or waiver. Any of the foregoing material may also be obtained, free of charge by written request to: Corporate Secretary, Zenith National Insurance Corp., 21255 Califa Street, Woodland Hills, CA 91367-5021.

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

Combined ratio
Expressed as a percentage, a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of the net incurred loss and loss adjustment expenses to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.
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
Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to the insurer or reinsurer.
In-force premiums	Premiums billed or to be billed on all policies not yet expired.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss ratio	Net incurred losses expressed as a percentage of net premiums earned.
Loss and loss adjustment expense ratio	The sum of net incurred losses and loss adjustment expenses expressed as a percentage of net premiums earned.
Net premiums earned	The portion of net premiums written applicable to the expired period of policies.
Policyholder dividend	A payment to the policyholder on a type of policy upon which a portion of the premium may be repaid to the policyholder after expiration depending upon the loss experience.
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
Statutory accounting practices
Accounting practices promulgated by the National Association of Insurance Commissioners and prescribed or permitted by the states' departments of insurance. In general, statutory accounting practices address policyholder protection and solvency and are more conservative in presentation of earnings, surplus and assets than accounting principles generally accepted in the United States of America ("GAAP").
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

Description of the Business

        Zenith is in the business of managing insurance and investment risk. Our main business activity is the workers' compensation insurance business. We also operate a small assumed reinsurance business from which, in September 2005, we announced our exit. In addition, Zenith maintains a portfolio of investments, principally in fixed maturity securities, funded by the operating cash flows from our insurance businesses and capital. Investment income from the portfolio is impacted by current and historical interest rates and the amount of operating cash flows generated annually from (or used by) the workers' compensation and reinsurance segments. Results of the workers' compensation and reinsurance segments may fluctuate due to, among other things, the possibility of material and unpredictable catastrophe losses in our reinsurance segment. We measure our performance over the long-term by our ability to increase stockholders' equity per share.

        We report our business in the following segments: workers' compensation; reinsurance; investments; and parent. Our real estate segment was discontinued in 2002. The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance industry. The key operating goal for our insurance segments is to achieve a combined ratio of 100% or lower and to achieve a workers' compensation combined ratio that is at least three percentage points lower than the combined ratio of the national workers' compensation industry. Earned premiums, segment results and the combined ratios of our workers' compensation and reinsurance segments and results of our other business segments for each of the three years ended December 31, 2005, are set forth in Note 16 — "Segment Information" of our Consolidated Financial Statements in Zenith's 2005 Annual Report to Stockholders and are hereby incorporated by reference.

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

        Generally, premiums for workers' compensation insurance policies are a function of: (1) the applicable premium rate; (2) the amount of the insured employer's payroll; and (3) if applicable, a factor reflecting the insured employer's historical loss experience (the "experience modification factor"). Premium rates vary according to the nature of the employee's duties and the business of the employer; for example in California there are currently 498 different classes into which employees are grouped for rating purposes. The policy premium is computed by applying the applicable premium rate to the payroll in each class of the employer's business. Total policy premium is arrived at after applying the experience modification factor and a further adjustment, known as a schedule rating adjustment, may be made, in certain circumstances, to increase (debit) or decrease (credit) the policy premium. Schedule rating adjustments are made at the discretion of the underwriter based on the individual risk characteristics of the employer. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited.

        Our workers' compensation premium revenues will fluctuate depending upon the general level of our rates and the number and size of the businesses we insure. Additional factors impacting our revenues include the general level of employment and wages in the businesses we insure, changes in our insureds' experience modification factors and the amount of schedule rating credits or debits applied by our underwriters.

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

        In certain circumstances, a policyholder may be eligible for a return of a portion of the premium based on the loss experience during the policy term, by way of a dividend, calculated and paid after the policy has expired. Alternatively, the policyholder's premium may be adjusted after expiration using a retrospective-rating formula based on losses sustained under the policy. Such retrospective adjustments can result in additional premium due from the policyholder if loss experience is worse than expected or a premium refund if loss experience is better than expected. Although we offer these types of loss-sensitive policies and have written a small number of them, we prefer to offer our customers a policy with a guaranteed cost based on premium rates, insured employer's payrolls and experience modification factors.

        Zenith's long-term strategy in the national workers' compensation industry is to write policies that deliver quality services based on adequate premium rates. During periods of intense competition or other adverse industry conditions, our premium revenue is reduced as employers buy elsewhere because we adhere to a long-standing operating principle that we will not compromise the adequacy of our premium rates in order to achieve revenue or market share objectives. Our value proposition is that our services, over the long-run, provide employers the opportunity to reduce their experience modification factor and their long-term workers' compensation costs. Our loss prevention services focus on workplace safety, accident and illness prevention and safety awareness training. Claims management services include return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings. Investigation and legal services help to detect and prevent fraud and to pursue favorable resolution of disputed claims. Our premium auditors verify appropriate payroll classifications to assure equitable premium billing. We do not out-source any of our key workers' compensation services, including legal services which are provided by our in-house attorneys and supporting staff.

        During 2005, Zenith wrote workers' compensation insurance in 45 states. Prior to 1992, Zenith's workers' compensation segment was concentrated principally in California. We expanded into Texas in 1992 with other states following shortly thereafter. Florida operations commenced with the acquisition of the Associated General Commerce Self-Insurers' Trust Fund ("AGC") on December 31, 1996. On April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The RISCORP Acquisition added workers' compensation business in Florida and other states in the Southeast, principally in North Carolina and Alabama. In recent years, California has offered us the best opportunity to profitably expand our business and has become the state in which the majority of our net premiums are derived. Florida is our second largest state of operations. Net premiums earned for each of the years ended December 31, 2005, 2004 and 2003 for California, Florida and other states, are set forth in the table below:

(Dollars in thousands)	2005	%	2004	%	2003	%
California	$762,095	68.4%	$621,284	68.9%	$458,312	64.3%
Florida	208,128	18.7	152,007	16.9	126,333	17.7
Other	143,971	12.9	128,756	14.2	128,151	18.0

Net Premiums Earned	$1,114,194	100.0%	$902,047	100.0%	$712,796	100.0%

        Zenith's national workers' compensation operations are conducted through offices maintained throughout the country. There are six offices in California, two in Florida and offices in each of Texas, Illinois, Pennsylvania, North Carolina and Alabama.

        The concentration of Zenith's business in California and Florida makes the results of our operations dependent on trends that are characteristic of these states as compared to national trends. For example, state legislation, local competition and workers' compensation cost inflation or deflation trends in such states are material to our results.

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

        The principal changes in the legislation of 2004 are as follows: 1) employers and insurers are authorized, beginning in 2005, to establish networks of medical providers within which injured workers are required to be treated (an independent medical review would be allowed if the claimant disputes the treatment recommended in the network only after obtaining the opinions of three network physicians); 2) within one working day of filing a claim form, a claimant must be afforded necessary treatment for up to $10,000 in medical fees (however, employers and insurers still have up to 90 days to investigate the compensability of a claim); 3) a methodology for apportioning disabilities between covered, work-related and prior causes was created such that employers are only liable for the portion of permanent disability that accrues from a covered, work-related injury; 4) Temporary Disability ("TD") benefits are not to exceed 104 weeks within 2 years of the first TD payment, but cases with certain specified injuries will be allowed up to 240 weeks of TD benefits within 5 years of the date of injury; 5) Permanent Disability ("PD") ratings are based on a new, objective disability rating schedule effective January 1, 2005 (and for some injuries prior to January 1, 2005) as well as upon the injured workers' diminished future earning capacity, rather than their ability to compete in the open labor market (PD benefits were revised to make available higher benefits to more severely injured workers and lower benefits to less severely injured workers); 6) incentives were created to encourage employers to offer return-to-work programs; and 7) new medical-legal processes for resolving disputed medical issues were created.

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

        In both California and Florida, the major risk factor associated with these legislative changes is the impact the changes will have on the operation of the workers' compensation system, including the trend of loss costs. The short-term data for loss costs in California indicate a favorable impact from the reforms. As a result, we have reduced our California rates in a manner that deals prudently with the uncertainty about the long-term outcome of loss cost trends for recent accident years. Future premium rate decisions will be based on new data about loss cost trends or upon any modifications to the workers' compensation system.

  Reinsurance Segment

        In September 2005, we announced that we will exit the reinsurance business. Zenith will not renew existing assumed reinsurance contracts and has ceased writing any new contracts. We will service our obligations under our existing assumed reinsurance contracts and will receive earned premiums and be subject to continuing exposure to losses until our in-force assumed reinsurance contracts expire. The results of the reinsurance segment will continue to be included in the results of continuing operations. The majority of our excess of loss assumed reinsurance contracts expired on December 31, 2005, and the remainder will be fully expired by the third quarter of 2006. Also, under our quota share assumed reinsurance contracts, we will continue to assume premiums through the third quarter of 2006.

However, premiums earned from assumed reinsurance contracts in 2006 will be substantially less than in 2005, and the exposure to any losses will be substantially less than the maximum exposure of previous years.

        Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a portion of the risk. Our reinsurance segment participated in assumed reinsurance transactions in which, typically, the reinsurance coverage being purchased by the ceding company is shared among a number of assuming companies. In recent years, our focus was primarily on assumed reinsurance of worldwide property losses from catastrophes and large property risks. In the insurance industry, catastrophes are events such as tornadoes, hurricanes and earthquakes that cause widespread damage. Insurance and reinsurance companies purchase catastrophe reinsurance to protect themselves from the aggregation of losses caused by a large number of claims from policies written in the impacted geographical area. Contract language in catastrophe reinsurance contracts defines which perils will or will not be covered by the reinsurer and certain events such as acts of terrorism or flooding may not be covered, depending upon the terms of the contract.

        We participated in reinsurance contracts that are either proportional in nature, in which the assuming company shares pro rata in the premiums and losses of the ceding company (quota share reinsurance), or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the ceding company's primary insurance premiums (known as excess of loss reinsurance). By diversifying the geographical spread of risk and limiting the number of contracts that we wrote, our assumed reinsurance business was written so that the exposure to reinsurance losses from any one catastrophic event in a worst-case scenario, after the benefit of the applicable premium and reinstatement premium income and income taxes, was not expected to be more than approximately $25.0 million.

        The income or loss and the combined ratio of the reinsurance segment fluctuates significantly depending upon the incidence or absence of large catastrophe losses. Consequently, the results of our reinsurance business should be evaluated over the long-term. Since its inception in 1985, the combined ratio of our reinsurance segment through December 31, 2005 was 108.5% on $816.7 million of net premiums earned. Loss reserves, net of reinsurance, at December 31, 2005 in our reinsurance segment were $179.5 million, or 12.3% of consolidated net loss reserves.

        In 2005 and 2004, we recorded a loss in our reinsurance segment due to catastrophe losses. In 2005, catastrophe losses were $69.2 million before tax ($45.0 million after tax), attributable to Hurricanes Katrina, Rita and Wilma. In 2004, catastrophe losses were $21.1 million before tax ($13.7 million after tax) principally from Hurricanes Charley, Frances, Ivan and Jeanne offset, in part, by a $5.7 million reduction of previously established loss reserves, net of reinstatement premiums, for the World Trade Center loss in 2001. There were no major catastrophe losses that impacted the reinsurance treaties we wrote in the year ended December 31, 2003 and results of the reinsurance segment were a pre-tax profit of $9.6 million.

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

        In addition to property reinsurance we have, historically, written reinsurance for liability insurance, such as general business liability coverage, directors' and officers' liability and excess or umbrella coverage. Although we wrote more of this type of business at the beginning of our involvement in the reinsurance business in 1985, liability reinsurance constituted about 18% of our earned reinsurance premiums in the ten years ended December 31, 2005.

  Investments Segment

        Our Investments department invests the funds made available by our capital and the net cash flows from operations. The objective of our investments segment is to provide income and realized gains on investments, primarily from investments in fixed maturity securities, consistent with policy guidelines and taking into consideration state regulatory restrictions on investments in our insurance subsidiaries. We manage our investment portfolio ourselves and do not rely on external investment managers. The allocation of the portfolio among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. We do not invest in derivative instruments. At December 31, 2005, Zenith's consolidated investment portfolio consisted primarily of high-quality bonds and short-term investments, supplemented by a small portfolio of preferred and common stocks. The portfolio of bonds primarily includes U.S. Government securities, mortgage-backed securities issued by the Government National Mortgage Association, municipal bonds and corporate bonds diversified to produce a reasonable balance of risk and investment income. Of the fixed maturity portfolio, including short-term investments, 95% of the investments were rated investment-grade at December 31, 2005 and 2004. At December 31, 2005, $1.2 billion of the investment portfolio was in fixed maturities of two years or less.

        As a result of the recent trend of favorable cash flow from our workers' compensation segment, investment income has increased in each of the three years ended December 31, 2005 and is a function of increases in our investment portfolio and changes in interest rates.

        At December 31, 2005, 93% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders' equity decreased by $14.8 million after deferred taxes from December 31, 2004 to December 31, 2005 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

        From time to time, we also make investments in limited partnerships and real estate joint ventures. The limited partnerships make long-term strategic investments in corporations, many of which are not publicly traded, with a view to exiting the investment position, sometimes after many years. In 2005 and 2004, we realized $8.3 million and $15.6 million, respectively, of gains from real estate partnerships.

  Parent Segment

        The parent segment represents the holding company activities of Zenith National, which owns, directly or indirectly, all of the capital stock of its insurance and non-insurance subsidiaries. The results of the parent segment reflect the operating expenses that it incurs in the course of its holding company activities, such as stock exchange listing and other licensing fees; directors fees; and legal, auditing and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing and refinancing activities is also a part of the parent segment loss.

        Investment in Advent Capital.    Through the second quarter of 2005, we accounted for our investment in Advent Capital (Holdings) PLC ("Advent Capital") under the equity method of accounting. Advent Capital and its subsidiaries provide corporate capital to support the underwriting of certain Lloyd's of London syndicates and manage those syndicates. The syndicates operate in the global insurance and reinsurance business with an emphasis on property catastrophe reinsurance.

        Zenith's share of Advent Capital's net income included in our Consolidated Statements of Operations was as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003

Zenith's share of Advent Capital's net income, after tax	$794	$1,381	$2,846

        Our investment in Advent Capital is no longer accounted for under the equity method since our ownership has been reduced to 10% and we no longer have representation on the board of directors of Advent Capital.

        At December 31, 2005 and 2004, Zenith owned 22.1 million shares of Advent Capital common stock. On June 3, 2005, Advent Capital sold 114.3 million shares of its common stock in a public offering at the United States dollar equivalent of $0.64 per share. On the same date, Advent Capital common stock was listed for trading on the Alternative Investments Market of the London Stock Exchange ("AIM") under the symbol ADV LN.

        To reflect the new, publicly traded price of Advent Capital, Zenith reduced the carrying value of this investment to its fair value, resulting in a charge of $9.5 million before tax ($6.2 million after tax) in the second quarter of 2005 as a reduction of realized gains on investments. The charge resulted from the difference between the fair value of our investment in Advent Capital, based upon the offering price for Advent Capital's common stock, and the carrying value of the investment under the equity method as of the date of the public offering.

        At December 31, 2005, our investment in Advent Capital is included in equity securities classified as available-for-sale. The fair value of the investment is the publicly traded price for Advent Capital's common stock obtained from the AIM and reflected in United States dollars. Changes in the fair value of the investment since the date of the public offering are recorded as a component of other comprehensive income. We do not presently intend to sell any of our shares of Advent Capital common stock.

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

        In addition to the consideration received in October 2002, the Agreement entitled Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $1.9 million before tax ($1.3 million after tax), $2.0 million before tax ($1.3 million after tax) and $1.8 million before tax ($1.2 million after tax) in 2005, 2004 and 2003, respectively. These gains represent our share of MTH Nevada's profits for the twelve months ended September 30, 2005, 2004 and 2003, respectively, under the earn-out provision of the Agreement. The last such payment under the earn-out provision was received in 2005.

Loss and Loss Adjustment Expense Reserves, Claims and Loss Developments

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

        Additional information regarding loss reserve estimates and loss reserve development is set forth under "Loss Reserves" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith's 2005 Annual Report to Stockholders and is hereby incorporated by reference.

        The following table shows development of loss and loss adjustment expense liabilities as originally estimated in accordance with GAAP at December 31 of each year presented.

(Dollars in thousands)	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Liability for unpaid losses and loss adjustment expenses, net	$1,459,797	$1,212,032	$990,877	$825,869	$742,678	$634,172	$605,250	$708,684	$525,601	$526,427	$463,123

Paid, net (cumulative) as of:
One year later		308,179	298,664	281,043	239,098	243,506	235,968	271,019	195,596	209,346	185,764
Two years later			484,077	470,663	431,015	370,100	384,011	414,432	284,080	322,519	295,872
Three years later				590,107	543,067	452,727	457,717	500,672	338,530	373,383	350,279
Four years later					617,567	517,173	509,915	546,076	378,536	406,597	378,174
Five years later						563,998	550,698	582,092	400,853	433,583	398,951
Six years later							582,425	609,369	419,684	449,924	417,032
Seven years later								630,263	436,585	463,172	427,565
Eight years later									450,490	475,594	436,029
Nine years later										485,729	445,335
Ten years later											452,485

Liability, net re-estimated as of:
One year later		1,185,132	1,004,243	840,084	771,846	638,519	636,130	753,508	514,234	526,078	459,314
Two years later			1,053,834	905,542	802,822	651,266	635,750	753,511	511,343	520,114	464,830
Three years later				983,004	845,662	670,797	638,920	740,559	503,684	516,184	460,782
Four years later					907,177	703,470	650,849	751,546	516,426	503,821	457,177
Five years later						758,129	673,928	752,039	526,524	508,239	454,083
Six years later							723,829	778,543	525,632	515,205	452,035
Seven years later								818,529	549,836	513,359	457,059
Eight years later									579,567	540,178	454,834
Nine years later										551,825	487,813
Ten years later											495,459

Favorable (deficient) development, net		26,900	(62,957)	(157,135)	(164,499)	(123,957)	(118,579)	(109,845)	(53,966)	(25,398)	(32,336)
Net liability — December 31,	1,459,797	1,212,032	990,877	825,869	742,678	634,172	605,250	708,684	525,601	526,427	463,123
Receivable from reinsurers and state trust funds for unpaid losses	243,648	270,287	229,872	215,663	204,144	243,711	275,679	288,963	87,665	93,651	54,429

Gross liability — December 31,	1,703,445	1,482,319	1,220,749	1,041,532	946,822	877,883	880,929	997,647	613,266	620,078	517,552
Re-estimated liability, net		1,185,132	1,053,834	983,004	907,177	758,129	723,829	818,529	579,567	551,825	495,459
Re-estimated receivable from reinsurers and state trust funds for unpaid losses		258,394	241,910	218,102	206,653	225,538	258,185	315,470	112,635	110,934	73,857

Re-estimated liability, gross		1,443,526	1,295,744	1,201,106	1,113,830	983,667	982,014	1,133,999	692,202	662,759	569,316
Favorable (deficient) development, gross		38,793	(74,995)	(159,574)	(167,008)	(105,784)	(101,085)	(136,352)	(78,936)	(42,681)	(51,764)

        The accounting policies used to estimate the liabilities in the preceding table are described in Note 2 to the Consolidated Financial Statements in Zenith's 2005 Annual Report to Stockholders, which note is hereby incorporated by reference.

        The analysis in the preceding table presents the development of our balance sheet liabilities for unpaid losses and loss adjustment expenses. The first line in the table shows the liability for unpaid losses and loss adjustment expenses, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of loss and loss adjustment expenses, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The second section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or deficient developments (deficient development is shown in parentheses) of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative. The estimated favorable or deficient development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over- or under-estimated. For example, at December 31, 2005, we estimate that all of our previous estimates were collectively overestimated by approximately $26.9 million, or 2.2% of the December 31, 2004 balance sheet estimate for net loss reserves.

        Adverse development of our balance sheet liabilities for 1995-2004 is attributable, principally, to a reallocation of our workers' compensation loss reserves to older accident years in 2005 and 2004. In addition, we recorded $34.0 million of additional estimates for 1998 and 1999 catastrophe losses in our reinsurance business during 1999 through 2001 and, in 1999, we recorded $46.0 million of additional reserves associated with the RISCORP acquisition as described below.

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

        In 1999, we sold CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance, which we had owned since 1985. CalFarm wrote insurance coverage for automobile, homeowners, group health, farm owners and other businesses, principally in California. We retained no liabilities for any of CalFarm's unpaid losses or loss adjustment expenses after the sale. In the preceding table, CalFarm's loss reserves are included in the first line through December 31, 1998. Subsequent payments for CalFarm's loss reserve estimates include payments through March 31, 1999, the date of the sale. Subsequent re-estimates of CalFarm's loss reserves are also included in the preceding table. After the date of sale, the re-estimated liability for CalFarm's loss reserves reflects the last re-estimate of CalFarm's liabilities that we made prior to the sale.

        Since conditions and trends that have affected loss and loss adjustment expense development in the past may not occur in the future in exactly the same manner, if at all, future results may not be reliably predicted by extrapolation of the data presented.

        Reference is made to the table setting forth the reconciliation of changes in the liabilities for loss and loss adjustment expenses included in Notes to Consolidated Financial Statements — Note 8, "Unpaid Losses and Loss Adjustment Expenses" in Zenith's 2005 Annual Report to Stockholders, which is hereby incorporated by reference.

Reinsurance Ceded

  Excess of loss reinsurance

        Excess of loss reinsurance is a form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount (the retention amount) and up to a stipulated limit. In accordance with general insurance industry practices, we purchase excess of loss reinsurance to protect Zenith against the impact of large, irregularly-occurring losses in the workers' compensation segment. Such reinsurance reduces the magnitude of the impact of such losses on net income and the capital of Zenith Insurance. For 2006, Zenith maintains reinsurance protection for large catastrophe losses up to $200 million in excess of a retention of $1.0 million except that we retain 50% of any losses between $10.0 million and $20.0 million. Catastrophe losses between $150 million and $200 million are covered only for losses in connection with a California earthquake.

        Employers Reinsurance Corporation ("Employers Re") provides $9.0 million of reinsurance protection, per occurrence, for workers' compensation losses in excess of a $1.0 million retention. The principal companies providing the coverage between $10.0 million and $200.0 million are Arch Reinsurance Company, Odyssey America Reinsurance Corporation, Swiss Reinsurance America Corporation, Transatlantic Reinsurance Company, XL Reinsurance America Inc., Axis Specialty

Limited, ACE Tempest Reinsurance Company, ACE Property and Casualty Insurance Company, Endurance Specialty Insurance LTD, Hanover Reinsurance Company, Liberty Mutual Insurance Company, Aspen Reinsurance Company, Catlin Insurance Company, Allied World Assurance Company LTD and various Lloyd's syndicates.

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

        For 2006, Zenith has purchased reinsurance for acts of terrorism. The limit for domestic acts of terrorism is $150.0 million in excess of a $1.0 million retention. The limit for foreign acts of terrorism is $75.0 million in excess of a $1.0 million retention. Both of these coverages exclude losses from nuclear, biological and chemical attacks for losses in excess of $10.0 million and we retain 50% of any losses between $10.0 million and $20.0 million.

        In 2005, the Terrorism Risk Insurance Act of 2002 (the "Act"), was extended through December 31, 2007. The Act, as modified in 2005, may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The Treasury Secretary must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by U.S. Congress. The losses arising from an act of terrorism must exceed a threshold amount to qualify for reimbursement. The threshold is $5.0 million through March 31, 2006; $50.0 million thereafter through December 31, 2006; and $100.0 million in 2007. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of its direct earned premiums in the previous calendar year. In 2006, our deductible is $201.0 million and in 2007 it will be equal to 20% of our 2006 direct earned premiums. For losses in excess of the deductible in 2006, the U.S. Federal Government will reimburse 90% (85% in 2007) of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion.

        Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Act, the risk of severe losses to us from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. Also, an act of terrorism may impact the business community at large, impacting our ability to conduct business, even if any losses we sustain are covered by our reinsurance or any protection provided by the Act. Accordingly any acts of terrorism could materially adversely affect our business and financial condition.

        In our workers' compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations. In our reinsurance business, any terrorism exposure we have assumed is subject to our underwriting guidelines not to write business that could expose us to net after tax losses from a single event of greater than approximately $25 million after the benefit of applicable premium and reinstatement premium income.

  Quota share reinsurance

        Quota share reinsurance is a form of reinsurance in which the assuming company accepts a pro rata share of the ceding company's losses and an equal share of the applicable premiums. In addition, the assuming company pays the ceding company a fee, known as a ceding commission, which is usually a percentage of the premiums ceded. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the assuming company. The effect of the quota share reinsurance on the ceding company is similar to increasing its capital, the principal constraint on the amount of business an insurance company can prudently write. Zenith and Odyssey America Reinsurance Corporation ("Odyssey America") entered into a 10% quota share ceded reinsurance agreement with respect to all new and renewal workers' compensation business written by Zenith in the three years commencing January 1, 2002.

        Effective December 31, 2004, Zenith terminated the quota share contract with Odyssey America. In connection with the termination, Zenith Insurance also elected to reassume the ceded unearned premiums in-force as of December 31, 2004. Ceded earned premiums under the quota share contract were $98.7 million and $78.5 million in 2004 and 2003, respectively.

  Other reinsurance ceded

        We are involved in collecting reinsurance recoverable under reinsurance contracts that were entered into by companies that we acquired and whose reinsurance arrangements we terminated. Our reinsurance recoverable includes $37.1 million for paid and unpaid losses relating to reinsurance arrangements assumed by Zenith in the RISCORP Acquisition. The principal reinsurers from which such reinsurance is recoverable are American Re-Insurance Company, Continental Casualty Co. and Swiss Reinsurance Company. Also, in connection with the RISCORP Acquisition, Zenith Insurance entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid losses and allocated loss adjustment expenses assumed by Zenith from RISCORP at April 1, 1998 up to $50.0 million in excess of $182.0 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by assets in a trust account.

  Recoverability of ceded reinsurance

        Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. We monitor the financial condition of our reinsurers and do not believe that Zenith is currently exposed to any material credit risk through its ceded reinsurance arrangements because most of our reinsurance is recoverable from large, well-capitalized reinsurance companies. Historically, no material amounts due from reinsurers have been written-off as uncollectible other than in connection with Reliance Insurance Company ("Reliance"). On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance in response to a petition from the Pennsylvania Department of Insurance. Reliance owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the AGC. In 2001, we recorded a provision for impairment of $3.0 million for our reinsurance recoverable from Reliance based on the information available at the time about the assets and liabilities of Reliance. In 2005, we wrote off the remaining $3.0 million net receivable from Reliance.

        Amounts recoverable (including amounts for paid and unpaid losses and reinsurance commissions) at December 31, 2005 were as follows:

(Dollars in thousands) Name of Reinsurer	Amount Recoverable (1)	A.M. Best Rating (2)

General Reinsurance Corporation	$81,295	A++
Odyssey America Reinsurance Corporation	52,462	A
Employers Reinsurance Corporation	49,064	A
Continental Casualty Company	27,785	A
Inter-Ocean Reinsurance Company (3)	10,742	A-
American Re-Insurance Company	4,925	A
Clearwater Insurance Company	2,820	A
National Union Fire Insurance Co Pittsburgh PA	1,914	A+
Allstate Insurance Company	1,567	A+
All Others (64 Reinsurers, none individually in excess of $1.5 million)	11,624

Total	$244,198

(1)
Under insurance regulations in the State of California, reinsurers are required to place securities on deposit in an amount equal to the California component of our reinsured workers' compensation loss reserves and which represents about 57% of our reinsured loss reserves.

(2)
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

  Intercompany reinsurance pooling agreement

        Zenith's insurance subsidiaries are parties to an intercompany pooling agreement for statutory reporting purposes. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and the aggregate results are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2005, the proportions of the pooling agreement were as follows: Zenith Insurance — 98% and ZNAT Insurance — 2.0%. Transactions pursuant to the pooling agreement are eliminated on consolidation and have no impact on Zenith's consolidated financial statements.

Marketing and Staff

        The business in the workers' compensation segment is produced by approximately 1,400 independent licensed insurance agents and brokers throughout California, Florida, Texas, North Carolina and other states in which Zenith conducts its business. Zenith's assumed reinsurance premiums were generated nationally by brokers and reinsurance intermediaries.

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

Competition

        Competition in the workers' compensation insurance business is based upon price and quality of services. The insurance industry is highly competitive and there is significant competition in the national workers' compensation industry which, at times, is intense. Zenith competes not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Competition also exists with self-insurers and captive insurers. Many companies in competition with us have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

Regulation

        The insurance business is subject to state-by-state regulation and legislation that focuses on solvency, pricing, market conduct, claims practices, underwriting, accounting, investment criteria and other areas. Such regulation and legislation is subject to continual change and compliance is an inherent risk of the business.

  State Departments of Insurance

        Insurance companies are subject to regulation and supervision by the departments of insurance in the states in which they are domiciled and, to a lesser extent, other states in which they conduct business. Our insurance subsidiaries are domiciled in California and are primarily subject to regulation and supervision by the California Department of Insurance ("California DOI"). These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to: grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and, in some states, establish premium rates; periodically examine financial statements; determine the form and content of required financial statements; and periodically examine market conduct.

        Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting practices, and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements of our insurance subsidiaries are subject to periodic examination by the California DOI. Currently, the California DOI is conducting an examination of Zenith Insurance and ZNAT Insurance as of December 31, 2005. In 2003, the California DOI completed an examination of Zenith Insurance and ZNAT Insurance as of December 31, 2001 and the Report of Examination contained no material findings.

  The National Association of Insurance Commissioners

        The National Association of Insurance Commissioners (the "NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (the "Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting practices by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The California DOI requires us to follow such statutory accounting practices and, in addition, they require that we record excess statutory reserves, if applicable.

        Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These "risk-based capital" ("RBC") requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2005, the capital and surplus of Zenith Insurance was 284% of the Authorized Control Level of RBC.

        The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2005 IRIS results for Zenith Insurance showed two results outside the "normal" range for such ratios, as such range is determined by the NAIC. These results were attributable to the decrease in statutory policyholders' surplus in 2005 caused by excess statutory reserves required by the California DOI.

  Insurance Holding Company System Regulatory Act

        Zenith's insurance subsidiaries are subject to the California Insurance Holding Company System Regulatory Act ("Holding Company Act") which contains certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation. The Holding Company Act also limits dividend payments and material transactions by Zenith's insurance subsidiaries. See Part II — Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a discussion of dividend restrictions related to the Holding Company Act.

Item 1A. Risk Factors.

        Our business is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. These risks are as follows:

Our loss reserves are based on estimates and may be inadequate to cover our losses.

        We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay, and administer claims with respect to, insured and reinsured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our loss reserves resulting in a charge to our earnings.

        Our loss reserve estimates are based on estimates of the ultimate cost of claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process for workers' compensation reserves are the claim cost inflation trends, including the increasing costs of health care, which affects the medical component of claim costs. If there are increases in inflation trends, our reserves may need to be increased. Our loss reserve estimates for catastrophe losses in the assumed reinsurance business are dependent upon obtaining information timely from ceding companies. Estimates of catastrophe losses can be negatively impacted by lags in reporting from ceding companies.

In addition, we are subject to the risk that the ceding company may not have adequately estimated the amount of the reinsured loss.

If we are unable to obtain or collect on ceded reinsurance, our ability to write new policies could be materially adversely affected.

        We buy reinsurance protection in our workers' compensation business to protect us from the impact of losses over $1.0 million and from the accumulation of losses up to $200.0 million. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss and could materially, adversely affect our business and financial condition.

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

        Because we have participated in property and casualty reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may have failed to accurately assess the risks that they assume initially which in turn, may lead us to have inaccurately assessed the risks we assumed. If we have failed to establish and receive appropriate premium rates, we could face significant losses on these contracts.

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

        For 2006, Zenith has purchased reinsurance for acts of terrorism. The limit for domestic acts of terrorism is $150.0 million in excess of a $1.0 million retention. The limit for foreign acts of terrorism is $75.0 million in excess of a $1.0 million retention. Both of these coverages exclude losses from nuclear, biological and chemical attacks for losses in excess of $10.0 million and we retain 50% of any losses between $10 million and $20 million.

        In 2005, the Terrorism Risk Insurance Act of 2002 was extended through December 31, 2007. The Act, as modified in 2005, may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The Treasury Secretary must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by U.S. Congress. Losses arising from an act of terrorism must exceed a threshold amount to qualify for reimbursement. The threshold is $5.0 million through March 31, 2006; $50.0 million thereafter through December 31, 2006; and $100 million in 2007. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of its direct earned premiums in the previous calendar year. In 2006, our deductible is $201.0 million and in 2007 it will be equal to 20% of our 2006 direct earned premiums. For losses in excess of the deductible in 2006, the U.S. Federal Government will reimburse 90% (85% in 2007) of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion.

        Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Act, the risk of severe losses to us from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. Also, an act of terrorism may impact the business community at large, impacting our ability to conduct business, even if any losses we sustain are covered by our reinsurance or any protection provided by the Act. Accordingly any acts of terrorism could materially adversely affect our business and financial condition.

The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.

        Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the California DOI. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

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

        This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might desire to increase our profitability. In addition, we may be unable to maintain all required approvals or comply fully with the wide variety of applicable laws and regulations, or the relevant authority's interpretation of such laws and regulations.

A downgrade in the financial strength rating of our insurance subsidiaries could reduce the amount of business we are able to write.

        Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries currently have a financial strength rating of A- (Excellent) from A.M. Best, which we believe has the most influence on our business. The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Our competitive position relative to other companies is determined in part by our financial strength rating. Any reduction in our A.M. Best rating below A-, or a downgrading by one of the other rating agencies, could cause a reduction in the number of policies we write in our workers' compensation business and could have a material adverse effect on our results of operations and our financial position.

Intense competition could adversely affect our ability to sell policies at premium rates we deem adequate.

        In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation business, we compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Some of our competitors have greater financial, marketing and management resources than us. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in Florida, where premium rates for workers' compensation insurance are determined by regulation, we use our own premium rates, based on the work of our actuaries, to determine the price for our workers' compensation policies. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices to maintain market share or other revenue targets. As a result, our profitability during those times has decreased.

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

        Our business is concentrated in California (68% of 2005 workers' compensation net earned premiums) and in Florida (19% of 2005 workers' compensation net earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. For example, regulatory changes in California in the early 1990's created intense price competition in our workers' compensation business from about 1995 to 1999, during which time our overall profitability experienced significant declines. In addition, California and Florida are states that are exposed to severe natural perils, such as earthquakes and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

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

Litigation may have an adverse effect on our business.

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

        Zenith National is a holding company which transacts substantially all of its business through its subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay expenses and dividends, depends, in the long-run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payments of dividends by our insurance company subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. As a result, at times, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our results of operations, financial condition, capital requirements and other factors that our Board of Directors considers relevant.

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

Item 1B. Unresolved Staff Comments.

        Not applicable.

Item 2. Properties.

        Zenith Insurance owns a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National and its subsidiaries. Zenith Insurance also owns a 120,000 square foot branch office facility in Sarasota, Florida. In the regular conduct of business, Zenith Insurance leases offices in various cities. See Notes to Consolidated Financial Statements — Note 11 — "Commitments and Contingencies — Leases" in Zenith's 2005 Annual Report to Stockholders, which is hereby incorporated by reference. Zenith considers its owned and leased facilities to be adequate for the needs of the organization.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        On September 7, 2005, Zenith National's Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50% stock dividend. The additional shares of Zenith National's common stock were distributed on October 11, 2005 to stockholders of record as of September 19, 2005. Stock prices and dividends per share in the information that follows prior to the stock split have been adjusted to reflect the 3-for-2 stock split.

        Zenith National's common stock, par value $1.00 per share, is traded on the New York Stock Exchange ("NYSE") under the symbol ZNT. The table below sets forth the high and low sales prices of the common stock for each quarterly period as reported by the NYSE during the last two fiscal years.

Quarter	2005	2004
First:
High	$34.87	$27.30
Low	30.65	21.38
Second:
High	46.00	33.76
Low	34.17	25.81
Third:
High	48.99	34.19
Low	40.90	27.78
Fourth:
High	48.90	34.09
Low	41.00	24.80

        As of February 14, 2006, there were 188 registered holders of record of Zenith National common stock.

        The table below sets forth information with respect to the amount and frequency of dividends declared on Zenith National common stock. Based upon Zenith's financial condition, it is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board	Type and Amount of Dividend	Record Date for Payment	Payment Date
February 8, 2006	$0.28 cash per share	April 28, 2006	May 12, 2006
December 6, 2005	$0.25 cash per share	January 31, 2006	February 14, 2006
September 7, 2005	$0.25 cash per share	October 31, 2005	November 15, 2005
May 18, 2005	$0.22 cash per share	July 29, 2005	August 12, 2005
February 10, 2005	$0.22 cash per share	April 29, 2005	May 13, 2005
December 2, 2004	$0.19 cash per share	January 31, 2005	February 14, 2005
September 2, 2004	$0.19 cash per share	October 29, 2004	November 12, 2004
May 26, 2004	$0.19 cash per share	July 30, 2004	August 13, 2004
February 11, 2004	$0.19 cash per share	April 30, 2004	May 14, 2004

        The Holding Company Act limits the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance to pay dividends to Zenith Insurance, by providing that the California DOI must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. Such restrictions on dividends are not cumulative. Zenith Insurance paid $30.0 million, $20.0 million and $10.0 million in dividends to Zenith National in 2005, 2004 and 2003, respectively. In 2006, Zenith Insurance will be able to pay up to $133.2 million of dividends to Zenith

National without prior approval of the California DOI. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Item 6. Selected Financial Data.

        "5-Year Summary of Selected Financial Information" in Zenith's 2005 Annual Report to Stockholders is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

        "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" in Zenith's 2005 Annual Report to Stockholders is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Market Risk of Financial Instruments" in Zenith's 2005 Annual Report to Stockholders is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Notes thereto included in Zenith's 2005 Annual Report to Stockholders is hereby incorporated by reference.

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

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See "Report of Independent Registered Accounting Firm" in Zenith's 2005 Annual Report to Stockholders, which is hereby incorporated by reference.

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

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee," and "Code of Ethics for Senior Financial Officers" in the Proxy Statement distributed to stockholders in connection with Zenith's 2006 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed by Zenith after the date this Annual Report on Form 10-K is filed, is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Position	Term	Executive Officer Since
Stanley R. Zax	68	Chairman of the Board and President	Annual	1977
Michael E. Jansen	39	Executive Vice President and General Counsel	Annual	2006
Jack D. Miller	60	Executive Vice President	Annual	1998
Davidson M. Pattiz	38	Executive Vice President	Annual	2006
Keith E. Trotman	68	Executive Vice President	Annual	2005
Robert E. Meyer	56	Senior Vice President and Actuary	Annual	2000
William J. Owen	48	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	Annual	2000

        Each of the executive officers is an officer of Zenith National and certain of its subsidiaries. Other than Messrs. Jansen and Pattiz, each executive officer has occupied an executive position with Zenith National or a subsidiary of Zenith National for more than five years.

        Mr. Jansen became an executive officer in January 2006. From 2003 until January 2006, Mr. Jansen was Senior Vice President and Deputy General Counsel for PacifiCare Health Systems Inc., a consumer health organization. From 1992 to 2003, Mr. Jansen held various positions including Vice President and Assistant General Counsel for Health Net, Inc. and its predecessor companies, a managed health care company. Prior thereto, Mr. Jansen was an attorney at the firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Mr. Pattiz was designated an Executive Officer in February 2006. Prior to his employment with Zenith in September 2005 and for more than five years, Mr. Pattiz was an attorney at the firm of Skadden, Arps, Slate, Meagher & Flom LLP.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this report:

    1.
    Financial Statements:

      Report of Independent Registered Public Accounting Firm incorporated herein by reference from Zenith's 2005 Annual Report to Stockholders.

      Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2005 Annual Report to Stockholders in Item 8 of Part II:

        Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

          Consolidated Balance Sheets as of December 31, 2005 and 2004

          Consolidated Statements of Operations for the three years ended December 31, 2005

          Consolidated Statements of Cash Flows for the three years ended December 31, 2005

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2005

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 2005

          Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules:

      See Index to Financial Statements and Schedules at page 37.

    3.
    Exhibits

        The Exhibits listed below are included in this Report.

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
3.9	Amended and Restated Bylaws of Zenith National Insurance Corp. (February 7, 2006), as currently in effect.
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
10.10
Amendment No. 3, dated September 7, 2005, to the Amended and Restated Tax Sharing Agreement, by, between and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, CalRehab Services, Inc., CalFarm Insurance Company, CalFarm Insurance Agency, Cal-Ag Insurance Services, Inc., CalFarm Annuity Services Company, ZNAT Insurance Company and CalFarm Life Insurance Company, dated January 1, 1991.
10.11
Amended and Restated Reinsurance and Pooling Agreement between Zenith Insurance Company and ZNAT Insurance Company and Zenith Star Insurance Company dated March 21, 2005. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.12
Amendment No. 1 to Amended and Restated Reinsurance and Pooling Agreement between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company dated September 15, 2005. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
10.13
Purchase Agreement, dated February 4, 1981, among Reliance Insurance Company, Zenith National Insurance Corp., the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
*10.14
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
*10.16
Amendment No. 2, dated May 24, 2001, to Zenith National Insurance Corp. 1996 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
*10.17	1996 Employee Stock Option Plan, Form of Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.28 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2004.)
*10.18
Zenith National Insurance Corp. Amended and Restated 2004 Restricted Stock Plan as of February 11, 2005. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed May 18, 2005.)
*10.19
Zenith National Insurance Corp. Amended and Restated 2004 Restricted Stock Plan, Form of Award Agreement for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K filed May 18, 2005.)
*10.20
Zenith National Insurance Corp. Amended and Restated 2004 Restricted Stock Plan, Form of Award Agreement for Employees. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Current Report on Form 8-K filed May 18, 2005.)
*10.21
Employment Agreement, executed November 1, 2004, between Zenith National Insurance Corp. and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.22
Employment Agreement, executed November 1, 2004, between Zenith National Insurance Corp. and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.23
Employment Agreement, executed November 1, 2004, between Zenith National Insurance Corp. and William J. Owen. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.24	Compensation of Keith E. Trotman, Executive Officer.
*10.25
Restated and Amended Employment Agreement, executed March 13, 2001, between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2000.)

*10.26
Amendment No. 1 to the Restated and Amended Employment Agreement between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.27
Establishment by the Compensation Committee of an annual compensation of $1,750,000 for Stanley R. Zax, effective January 1, 2006. (Incorporated by reference to Zenith's report on Form 8-K dated December 7, 2005.)
*10.28
Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
*10.29
Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.38 to Zenith's Registration Statement on Form S-1 filed July 18, 2003.)
*10.30
Amendment No. 1 to Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Report on Form 8-K dated December 3, 2004.)
*10.31
2003 Non-Employee Director Deferred Compensation Plan, Form of Deferred Compensation Agreement. (Incorporated herein by reference to Exhibit 10.42 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2004.)
*10.32	Compensation of Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Form 8-K filed February 16, 2005.)
10.33
Aggregate Excess of Loss Reinsurance Agreement between Associated General Commerce Self-Insurers' Trust Fund (now part of Zenith Insurance Company) and Reliance Insurance Company effective December 31, 1991. (Incorporated herein by reference to Exhibit 10.24 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.34
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
10.35
Aggregate Excess of Loss Reinsurance Agreement, dated August 1, 1998, between Zenith National Insurance Group and Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.32 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.36
Special Endorsement to Retrocessional Agreement, dated August 1, 1998, between American Re-Insurance Company, Inter-Ocean Reinsurance Company LTD., and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.28 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.37
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

10.38
Endorsement Number 1 to Aggregate Excess of Loss Reinsurance Agreement, dated December 22, 1999, between Zenith National Insurance Group, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Inter-Ocean Reinsurance Company LTD. (Incorporated herein by reference to Exhibit 10.30 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.39
Trust Agreement, dated December 18, 1998, between Inter-Ocean Reinsurance Company LTD and Zenith Insurance Company, CalFarm Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.34 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.40
Trust Agreement, dated October 5, 2001, among American Re-Insurance Company (as Grantor), Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company (collectively, as Beneficiary), and State Street Bank and Trust Company (as Trustee). (Incorporated herein by reference to Exhibit 10.32 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.41
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
10.42
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
10.43
Workers' Compensation Consolidated Catastrophe and Terrorism Excess of Loss Reinsurance Contract, dated January 1, 2005, between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company and Aspen Insurance U.K. Limited, Ace Tempest Re U.S.A. Inc., Ace Tempest Reinsurance Limited, Allied World Assurance Company Limited, Arch Reinsurance Company, AXIS Specialty Limited, Endurance Specialty Insurance Limited, Hannover Re (Bermuda) Limited, Hannover Ruckversicherung — AG, IOA Re U.S., Liberty Mutual Insurance Company, Odyssey America Reinsurance Corporation, Swiss Re Underwriting U.S., Transatlantic Reinsurance Company, XL Reinsurance America Incorporated, and various Lloyd's Underwriting Syndicates. (Incorporated herein by reference to Exhibit 10.8 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.44
Agreement of Reinsurance #8051 between General Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company and CalFarm Insurance Company, et. al. dated May 22, 1995. (Incorporated herein by reference to Exhibit 10.13 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1995.)
10.45
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
10.46
Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)
10.47
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
10.48
Amendment No. 4 to the Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement of July 1, 2002, between Employers Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)
10.49
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
10.52
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

10.54	Fourth Amendment entered into as of December 27, 2005, to the Amended and Restated Credit Agreement, between Zenith National Insurance Corp., and Bank of America, N.A. dated as of September 30, 2002.
10.55
Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.56
Standstill Agreement, dated June 30, 1999, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
10.57
Amendment No. 1, executed March 21, 2003, to the Standstill Agreement, date June 30, 1999, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited, a Canada corporation. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.58
Registration and Indemnification Agreement, dated as of June 14, 2004, between Zenith National Insurance Corp. and Fairfax Financial Holdings Limited. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
11
Statement re computation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 14 — "Earnings and Dividends Per Share" in Zenith's 2005 Annual Report to Stockholders.)
13
Zenith's Annual Report to Stockholders for the year ended December 31, 2005, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, dated February 16, 2006. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2006.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 16, 2006.

/s/ STANLEY R. ZAX Stanley R. Zax	Chairman of the Board and President (Principal Executive Officer)
/s/ MAX M. KAMPELMAN Max M. Kampelman	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ LEON E. PANETTA Leon E. Panetta	Director
/s/ CATHERINE B. REYNOLDS Catherine B. Reynolds	Director
/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director
/s/ WILLIAM S. SESSIONS William S. Sessions	Director
/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director
/s/ MICHAEL WM. ZAVIS Michael Wm. Zavis	Director
/s/ WILLIAM J. OWEN William J. Owen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Zenith National Insurance Corp. and Subsidiaries
Index to Financial Statements and Schedules

Page

Consent of Independent Registered Public Accounting Firm		F-1
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		F-2
Financial Statement Schedules
I	Summary of Investments — Other Than Investments in Related Parties	F-3
II	Condensed Financial Information of Registrant (Parent Company)	F-4
	Balance Sheets	F-4
	Statements of Operations	F-5
	Statements of Cash Flows	F-6
	Notes to Condensed Financial Information of Registrant	F-7
III	Supplemental Insurance Information	F-13
IV	Reinsurance	F-14
V	Valuation and Qualifying Accounts	F-14
VI	Supplementary Information Concerning Property-Casualty Insurance Operations	F-15

Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the notes thereto.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399, 333-79199, 333-62798 and 333-115902) of Zenith National Insurance Corp. of our report dated February 16, 2006 relating to the consolidated financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2005 Annual Report to Stockholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 16, 2006 relating to the financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Los Angeles, California
February 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 16, 2006 appearing in the 2005 Annual Report to Stockholders of Zenith National Insurance Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
February 16, 2006

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

December 31, 2005

Column A	Column B	Column C	Column D
Type of investment	Cost (1)	Fair Value	Amount at Which Shown in the Balance Sheet (2)
	(Dollars in thousands)
Fixed maturity securities:
Bonds:
United States Government and government agencies and authorities	$265,960	$265,413	$264,596
Public utilities	37,124	37,056	37,056
States, municipalities and political subdivisions	125,926	124,001	124,995
Foreign governments	5,000	4,891	5,000
Industrial and miscellaneous	726,178	723,857	723,869
Redeemable preferred stocks	25,436	26,685	26,685

Total fixed maturity securities	1,185,624	1,181,903	1,182,201
Equity securities:
Preferred stocks	3,317	3,328	3,328
Common stocks:
Industrial, misc. and all other	61,190	66,219	66,219
Banks, trust and insurance companies	3,541	3,757	3,757

Total equity securities	68,048	73,304	73,304
Short-term investments	904,093	904,093	904,093
Other investments	7,402	7,402	7,402

Total investments	$2,165,167	$2,166,702	$2,167,000

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

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

BALANCE SHEETS

	December 31,
(Dollars and shares in thousands)	2005	2004
ASSETS
Investments:
Fixed maturity investments, at fair value (cost $44,193 in 2005 and $29,817 in 2004)	$43,715	$31,560
Equity securities, at fair value (cost $1,319 in 2004)		1,373
Short-term investments (at cost or amortized cost, which approximates fair value)	21,156	30,685

Total investments	64,871	63,618
Cash	246	328
Investment in subsidiaries	721,355	627,972
Other assets	23,724	24,160

Total assets	$810,196	$716,078

LIABILITIES
Convertible senior notes payable, less unamortized discount of $26 in 2005 and $3,447 in 2004	$1,124	$121,548
Subordinated debentures, less unamortized discount of $212 in 2005 and $222 in 2004	77,108	77,098
Dividend payable to stockholders	9,300	5,421
Income tax payable	5,902	4,058
Other liabilities	3,967	5,806

Total liabilities	97,401	213,931

Commitments and contingencies (see Note 4)
STOCKHOLDERS' EQUITY
Preferred stock, $1 par — 1,000 shares authorized; none issued or outstanding in 2005 and 2004
Common stock, $1 par — 50,000 shares authorized; issued 44,944 (including 11,520 shares issued on October 11, 2005 as a 3-for-2 stock split) in 2005 and 26,510 in 2004; outstanding 37,249 in 2005 and 19,371 in 2004 (see Note 1)	44,944	26,510
Additional paid-in capital	462,590	318,850
Retained earnings	379,031	254,682
Unearned compensation	(8,309)	(4,588)
Accumulated other comprehensive income	1,191	43,583

	879,447	639,037
Treasury stock, at cost (7,695 shares in 2005 and 7,139 shares in 2004)	(166,652)	(136,890)

Total stockholders' equity	712,795	502,147

Total liabilities and stockholders' equity	$810,196	$716,078

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Net investment income	$2,637	$2,471	$2,827
Realized gains on investments	2,206	39	863

Total revenues	4,843	2,510	3,690

Operating expenses	7,471	6,000	5,344
Payment regarding conversion of convertible senior notes (see Note 3)	4,710
Interest expense	8,956	13,250	12,549

Total expenses	21,137	19,250	17,893

Loss from continuing operations before income tax benefit and equity in earnings of subsidiaries	(16,294)	(16,740)	(14,203)
Income tax benefit	(5,485)	(8,685)	(5,040)

Loss from continuing operations before equity in earnings of subsidiaries	(10,809)	(8,055)	(9,163)
Gain on sale of discontinued real estate segment, net of income tax expense of $675 in 2005, $692 in 2004 and $621 in 2003	1,253	1,286	1,154

Loss before equity in earnings of subsidiaries	(9,556)	(6,769)	(8,009)
Equity in earnings of subsidiaries	167,256	125,769	75,009

Net income	$157,700	$119,000	$67,000

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Investment income received	$2,918	$2,972	$1,892
Operating expenses paid	(4,692)	(5,090)	(5,602)
Interest paid	(10,299)	(13,132)	(10,256)
Income tax recovered	22,537	5,625	6,203
Cash paid regarding conversion of convertible senior notes (see Note 3)	(4,710)

Net cash provided by (used in) operating activities	5,754	(9,625)	(7,763)

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(49,772)	(4,800)	(64,048)
Equity securities available-for-sale		(785)	(800)
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	37,165	28,282	11,458
Equity securities available-for-sale	1,639	436
Net decrease (increase) in short-term investments	9,664	(12,821)	(10,015)
Dividends received from Zenith Insurance	30,000	20,000	10,000
Cash contribution to Zenith Insurance			(45,000)
Proceeds from sale of discontinued real estate segment	1,928	1,978	1,775
Other, net	(398)	(78)	56

Net cash provided by (used in) investing activities	30,226	32,212	(96,574)

Cash flows from financing activities:
Cash dividends paid to common stockholders	(29,472)	(20,849)	(18,786)
Proceeds from exercise of stock options	4,296	5,895	3,153
Purchase of treasury shares (see Note 6)	(10,886)
Repurchase of Capital Securities due 2028		(7,600)
Net proceeds from issuance of convertible senior notes			119,990
Cash advanced from bank lines of credit			46,500
Cash repaid on bank lines of credit			(46,500)

Net cash (used in) provided by financing activities	(36,062)	(22,554)	104,357

Net (decrease) increase in cash	(82)	33	20
Cash at beginning of year	328	295	275

Cash at end of year	$246	$328	$295

Reconciliation of net income to net cash flows provided by (used in) operating activities:
Net income	$157,700	$119,000	$67,000
Equity in income of subsidiaries	(167,256)	(125,769)	(75,009)
Gain on sale of discontinued real estate segment	(1,253)	(1,286)	(1,154)
Increase (decrease) in income tax payable	6,804	(5,838)	760
Tax benefit on options exercised	10,248	2,778	403
Other	(489)	1,490	237

Net cash provided by (used in) operating activities	$5,754	$(9,625)	$(7,763)

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

        The accompanying condensed financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes thereto of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith"). Certain prior year cash flow amounts have been reclassified to conform to the current year presentation.

NOTE 1.    3-for-2 Stock Split

        On September 7, 2005, Zenith National's Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50% stock dividend. The additional shares of Zenith National's common stock were distributed on October 11, 2005 to stockholders of record as of September 19, 2005. The 3-for-2 stock split was recorded in the third quarter of 2005 as an increase to common stock and a decrease to additional paid-in capital. Issued and outstanding shares in the accompanying balance sheet for the prior period were not restated.

NOTE 2.    Investment In Subsidiaries

        Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); ZNAT Insurance Company; Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada corporation ("Perma-Bilt")); and Zenith National Insurance Capital Trust I (the "Trust"). These investments are included in the accompanying condensed financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2005 and 2004 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

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

        In addition to the consideration received in October 2002, the Agreement entitled Zenith to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $1.9 million before tax ($1.3 million after tax), $2.0 million before tax ($1.3 million after tax) and $1.8 million before tax ($1.2 million after tax) in 2005, 2004 and 2003, respectively. These gains represent our share of MTH Nevada's profits for the twelve months ended September 30, 2005, 2004 and 2003, respectively, under the earn-out provision of the Agreement. The last such payment under the earn-out provision was received in 2005.

        Zenith National files a consolidated income tax return. Zenith National's equity in the income of its subsidiaries is net of a provision for income tax expense of $87.8 million, $66.6 million and $40.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Zenith National has a tax allocation agreement with its subsidiaries and the 2005, 2004 and 2003 condensed financial information of the parent company reflects Zenith National's portion of the consolidated tax.

NOTE 3.    Debt

        Convertible Senior Notes Payable.    On March 21, 2003, Zenith National issued $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 (the "Convertible Notes") in a private placement, from which Zenith National received net proceeds of $120.0 million.

        In 2005, a total $123.8 million of aggregate principal amount of the Convertible Notes were converted into shares of Zenith National's common stock. Zenith entered into privately negotiated transactions with the holders of $81.2 million of the aggregate principal amount pursuant to which the holders converted their Convertible Notes in accordance with the Indenture governing the Convertible Notes ("the Indenture") and received a total of $4.7 million in cash as an incentive for such conversion. An additional $42.6 million aggregate principal amount of the Convertible Notes were converted into shares of Zenith National's common stock and no cash incentive was paid in connection with these conversions. The cash incentive paid in connection with the foregoing conversions is included in the results of the Parent segment.

        The remaining $1.2 million aggregate principal amount of Convertible Notes outstanding at December 31, 2005 are general unsecured obligations of Zenith National and rank equally with Zenith's other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, Zenith National will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes. Each $1,000 principal amount of the Convertible Notes is convertible at each holder's option into 59.988 shares of Zenith National's common stock, par value $1.00 per share (subject to adjustment as provided in the Indenture) only if: (i) during any fiscal quarter the sale price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day; (ii) after the 30th day following the initial issuance of the Convertible Notes, the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn; (iii) Zenith has called the Convertible Notes for redemption; or (iv) certain corporate events have occurred. The conversion rate of 59.988 shares for each $1,000 principal amount of Convertible Notes is equivalent to a conversion price of $16.67 per share of Zenith National's common stock. The sale price of Zenith National's common stock exceeded 120% of the conversion price of $16.67 per share for 20 trading days during the last 30 trading days of the fourth quarter of 2005. As a result of this event, each holder of the remaining $1.2 million aggregate principal amount of the notes has the right to convert their Convertible Notes into Zenith National's common stock at a conversion rate of 59.988 shares per $1,000 principal amount of Convertible Notes during the period beginning on January 1, 2006 and ending on March 31, 2006 (maximum number of shares that could be required to be issued is approximately 69,000). Whether the Convertible Notes will be convertible after March 31, 2006 will depend upon the occurrence of the events specified in the Indenture, including the sale price of Zenith National's common stock.

        Zenith may redeem some or all of the remaining $1.2 million aggregate principal amount of Convertible Notes for cash on or after March 30, 2008 at the prices specified in the Indenture. Each holder may require Zenith to repurchase all or a portion of its Convertible Notes on March 30, 2010, March 30, 2013, March 30, 2018, or, subject to certain exceptions, upon a change of control of Zenith. If any holder requires Zenith to repurchase its Convertible Notes in any of these events, Zenith may choose to pay the repurchase price in cash or shares of its common stock or a combination of cash and shares of its common stock.

        In March 2004, $5,000 aggregate principal amount of Convertible Notes were converted into 200 shares of Zenith National's common stock at the election of the holders thereof.

        Issue costs and discount of $5.0 million are being amortized using the effective interest method over the time from issuance to March 30, 2010. During the years ended December 31, 2005, 2004 and 2003, $3.5 million, $7.8 million and $6.0 million, respectively, of interest, issue costs and discount were expensed.

        Subordinated Debentures.    At December 31, 2005 and 2004, Zenith National had $77.3 million aggregate principal amount of the 8.55% Subordinated Deferrable Interest Debentures due 2028 (the "Subordinated Debentures") outstanding, all of which were held by the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith National for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by Zenith National at 100% of the principal amount of the Subordinated Debentures plus a "make-whole premium," if any, together with accrued and unpaid interest. The make-whole premium is the excess of the then present value of the remaining scheduled payments of principal and interest over 100% of the principal amount. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each of the years ended December 31, 2005, 2004 and 2003, $6.7 million of interest and issue costs were expensed. The Subordinated Debentures are subordinated to all other indebtedness of Zenith National.

Aggregate Maturities

        At December 31, 2005, the aggregate maturities for all of Zenith National's long-term borrowings for each of the five years and thereafter were as follows:

(Dollars in thousands)	Convertible Notes	Subordinated Debentures	Total

Maturing In:
2006	$1,150		$1,150
2007
2008
2009
2010
Thereafter		$77,320	77,320

Total	$1,150	$77,320	$78,470

        The maturity of the outstanding Convertible Notes is presented as being due in 2006 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the first quarter of 2006 since the contingent conversion condition relative to our stock price was met at December 31, 2005. Whether the notes will be convertible after March 31, 2006 will depend upon the occurrence of events specified in the Indenture, including the sale price of Zenith National's common stock. If the remaining Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

        Bank Lines of Credit.    At December 31, 2005, Zenith National had a $30.0 million revolving credit agreement, expiring October 31, 2007, with a bank. Interest is payable on any outstanding loans at either the bank's prime rate or a rate based on Eurodollar deposit rates plus a specified margin depending on Zenith National's credit rating. This credit agreement, as amended, contains covenants that require, among other things, Zenith National to maintain certain financial ratios, including a minimum amount of capital in its insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. We were in compliance with all of these covenants at December 31, 2005.

        In January 2003, we borrowed $45.0 million under our bank lines of credit to make a capital contribution to Zenith Insurance. All of the borrowing was repaid from the net proceeds from the issuance of the Convertible Notes on March 21, 2003.

        There were no borrowings under our bank lines of credit in 2004 and 2005. We currently do not anticipate the need to draw on our available line of credit because Zenith National's current cash and available invested assets are sufficient for any foreseeable requirements at this time.

NOTE 4.    Commitments and Contingencies

        Contingencies Surrounding Reinsurance Receivable from Reliance Insurance Company.    At December 31, 2005 and 2004, Reliance Insurance Company ("Reliance") owed Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with the reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the Associated General Commerce Self-Insurers' Trust Fund.

        On October 3, 2001, the Commonwealth Court of Pennsylvania approved an Order of Liquidation for Reliance, which was experiencing cash flow problems caused by slow reinsurance recoveries. In 2001, we recorded an impairment provision of $3.0 million for our receivable from Reliance based on the information available at that time about the assets and liabilities of Reliance. In 2005 we wrote-off the remaining $3.0 million net receivable from Reliance.

        Contingencies Surrounding State Guarantee Fund Assessments.    State guarantee funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company's liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith writes workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at December 31, 2005.

        Zenith recorded an estimate of $6.4 million (net of expected recoveries of $2.0 million recoverable before the end of 2006) for its expected liability at December 31, 2005 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at December 31, 2005. The estimated expense for Guarantee Fund assessments was $5.4 million, $5.4 million and $3.4 million in 2005, 2004 and 2003, respectively. Our estimated liability is based on information currently available and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

        Contingencies Surrounding the Recoverability of the Special Disability Trust Fund Receivable.    The Florida Special Disability Trust Fund ("SDTF") was established to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. At December 31, 2005, approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $5.8 million, net of amounts due to reinsurers. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by currently assessing a fee of 4.52% of worker's compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 42 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

        Litigation.    Zenith National and its subsidiaries are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Zenith.

NOTE 5.    Other Comprehensive Income

        Other comprehensive income is comprised of changes in unrealized appreciation on investments classified as available-for-sale and changes in foreign currency translation adjustments on investments accounted for under the equity method. The following table summarizes the components of accumulated other comprehensive income:

	December 31,
(Dollars in thousands)	2005	2004

Net unrealized appreciation on investments, before tax	$1,833	$62,422
Deferred tax expense	642	21,848

Net unrealized appreciation on investments, net of tax	1,191	40,574

Foreign currency translation adjustment, before tax		4,629
Deferred tax expense		1,620

Foreign currency translation adjustment, net of tax		3,009

Total accumulated other comprehensive income:	$1,191	$43,583

NOTE 6.    Exercise of Stock Options Using Previously Acquired Shares

        A Zenith employee exercised his option to purchase from Zenith National a total of 1,198,500 shares of Zenith National's common stock in 2005 and 301,500 shares in 2004 at an exercise price of $15.75 per share (all shares and the exercise price reflect the 3-for-2 stock split) using previously owned shares to pay the purchase price. In connection with the exercises in 2005, the employee arranged with Zenith for it to withhold shares from the option shares being issued as reimbursement of withholding taxes due.

        The following table sets forth these transactions:

(Dollars and shares in thousands, except per share data)	September 2005	February 2005	March 2004

Shares of common stock purchased	268	931	301
Exercise price per share	$15.75	$15.75	$15.75
Aggregate exercise price	4,219	14,657	4,748
Number of shares tendered by employee in lieu of cash payment of aggregate exercise price	99	432	182
Number of shares withheld for withholding taxes due	78	225
Value of shares tendered by employee in lieu of cash payment of aggregate exercise price	$4,219	$14,657	$4,748
Value of shares withheld for withholding taxes due	3,341	7,545

        These exercises of stock options had no net effect on cash or stockholders' equity in 2005 or 2004 because the increase in treasury stock for the shares tendered was offset by an increase in common stock and an increase in additional paid-in capital for the shares issued. The shares withheld by Zenith in lieu of cash payment from him to reimburse Zenith for withholding taxes decreased stockholders' equity by increasing treasury stock and decreasing cash.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
(Dollars in thousands)
Year Ended December 31, 2005
Property and Casualty:
Workers' compensation	$15,493	$1,523,617	$113,623		$1,114,194		$590,738	$164,769	$116,433	$1,092,790
Reinsurance	1,181	179,828	9,850		64,506		113,132	6,366	1,191	67,143

	16,674	1,703,445	123,473		1,178,700		703,870	171,135	117,624	1,159,933
Investment						$79,200
Parent									12,181

Total	$16,674	$1,703,445	$123,473		$1,178,700	$79,200	$703,870	$171,135	$129,805	$1,159,933

2004
Property and Casualty:
Workers' compensation	$17,763	$1,343,760	$135,026		$902,047		$583,165	$109,766	$99,276	$944,629
Reinsurance	901	138,559	7,193		42,378		45,598	7,499	1,237	40,377

	18,664	1,482,319	142,219		944,425		628,763	117,265	100,513	985,006
Investment						$61,876
Parent									6,000

Total	$18,664	$1,482,319	$142,219		$944,425	$61,876	$628,763	$117,265	$106,513	$985,006

2003
Property and Casualty:
Workers' compensation					$712,796		$497,991	$97,142	$85,918	$734,152
Reinsurance					61,003		39,931	10,650	860	51,176

					773,799		537,922	107,792	86,778	785,328
Investment						$56,103
Parent									5,344

Total					$773,799	$56,103	$537,922	$107,792	$92,122	$785,328

SCHEDULE IV — REINSURANCE
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Percentage
Year Ended December 31,
2005
Premiums earned	$1,148,775	$46,580	$76,505	$1,178,700	6.5%
2004
Premiums earned	1,034,903	144,260	53,782	944,425	5.7
2003
Premiums earned	815,446	112,331	70,684	773,799	9.1

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

		Column C
Column A	Column B	Additions		Column D	Column E
(Dollars in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended December 31,
2005
Allowance for uncollectible premiums	$192	$3,677		$3,792	$77
Provision for uncollectible reinsurance recoverable	3,000	3,000		6,000	0
2004
Allowance for uncollectible premiums	578	3,831		4,217	192
Provision for uncollectible reinsurance recoverable	3,000				3,000
2003
Allowance for uncollectible premiums	2,300	5,141		6,863	578
Provision for uncollectible reinsurance recoverable	3,000				3,000

(1)
Deductions represent amounts determined to be uncollectible and written-off.

SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES AND ITS PROPORTIONATE SHARE OF EQUITY INVESTEE —
ADVENT CAPITAL (HOLDINGS) PLC

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Claims and claim adjustment expenses incurred related to
		Reserves for Unpaid Claims and Claim Adjustment Expenses							Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense
	Deferred Policy Acquisition Costs		Discount, if any, Deducted in Column C
Affiliation with Registrant				Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Premiums Written
(Dollars in thousands) Year ended December 31, 2004 (1)
(a) Zenith National Insurance Corp. and Subsidiaries
	$18,664	$1,482,319		$142,219	$944,425	$61,876	$615,397	$13,366	$117,265	$407,608	$985,006

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC (2)	$2,318	$81,411		$13,752	$33,509	$768	$23,486	$94	$5,913	$19,152	$35,374

2003
(a) Zenith National Insurance Corp. and Subsidiaries
					$773,799	$56,103	$523,707	$14,215	$107,792	$372,914	$785,328

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC (2)
					$35,300	$1,401	$17,870	$879	$7,809	$17,285	$28,297

(1)
Advent Capital (Holdings) PLC's information is not required after 2004 as Zenith accounts for its investment in Advent Capital (Holdings) PLC under the cost method of accounting at December 31, 2005.

(2)
Information in (c) above is presented for the twelve months ended September 30, 2004 and 2003 and as of September 30, 2004 because we previously accounted for our investment in Advent Capital (Holdings) PLC under the equity method on a one-quarter lag.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

EXHIBIT INDEX

Number	Exhibit

3.9	Amended and Restated Bylaws of Zenith National Insurance Corp. (February 7, 2006), as currently in effect.
10.10
Amendment No. 3, dated September 7, 2005, to the Amended and Restated Tax Sharing Agreement, by, between and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, CalRehab Services, Inc., CalFarm Insurance Company, CalFarm Insurance Agency, Cal-Ag Insurance Services, Inc., CalFarm Annuity Services Company, ZNAT Insurance Company and CalFarm Life Insurance Company, dated January 1, 1991.
*10.24	Compensation of Keith E. Trotman, Executive Officer.
10.54	Fourth Amendment entered into as of December 27, 2005, to the Amended and Restated Credit Agreement, between Zenith National Insurance Corp., and Bank of America, N.A. dated as of September 30, 2002.
13
Zenith's Annual Report to Stockholders for the year ended December 31, 2005, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Management contract or compensatory plan or arrangement

QuickLinks

  Item 1. Business. General
  Item 1B. Unresolved Staff Comments.
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
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE I –– SUMMARY OF INVESTMENTS –– OTHER THAN INVESTMENTS IN RELATED PARTIES ZENITH NATIONAL INSURANCE CORP. AND SU BSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) ZENITH NATIONAL INSURANCE CORP. BALANCE SHEETS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) ZENITH NATIONAL INSURANCE CORP. STATEMENTS OF OPERATIONS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) ZENITH NATIONAL INSURANCE CORP. STATEMENTS OF CASH FLOWS
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) ZENITH NATIONAL INSURANCE CORP. NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
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