Form 10-Q
period 2006-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2006-04-20
CIK 109261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At April 18, 2006, there were 36,932,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2006

PART l

FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(Dollars and shares in thousands)	2006	2005
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $155,508 in 2006 and $137,237 in 2005)	$158,186	$137,535
At fair value (amortized cost $1,130,880 in 2006 and $1,048,089 in 2005)	1,106,481	1,044,666
Equity securities, at fair value (cost $69,305 in 2006 and $68,048 in 2005)	84,742	73,304
Short-term investments (at cost or amortized cost, which approximates fair value)	882,770	904,093
Other investments	6,737	7,402
Total investments	2,238,916	2,167,000
Cash	6,718	7,469
Accrued investment income	16,672	14,165
Premiums receivable, less bad debt allowance of $554 in 2006 and $77 in 2005	57,488	64,749
Receivable from reinsurers and state trust funds for paid and unpaid losses	255,074	259,076
Deferred policy acquisition costs	18,004	16,674
Deferred tax asset	72,133	67,674
Goodwill	20,985	20,985
Other assets	95,405	99,664
Total assets	$2,781,395	$2,717,456
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,691,762	$1,703,445
Unearned premiums	123,317	123,473
Policyholders’ dividends accrued	33,494	30,576
Convertible senior notes payable, less unamortized discount of $25 in 2006 and $26 in 2005	1,125	1,124
Redeemable securities, less unamortized discount of $164 in 2006 and $167 in 2005	58,336	58,833
Current income tax payable	31,365	2,543
Other liabilities	87,745	84,667
Total liabilities	2,027,144	2,004,661
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2006 and 2005
Common stock, $1 par, 50,000 shares authorized; issued 44,627 in 2006 and 44,944 in 2005; outstanding 36,932 in 2006 and 37,249 in 2005	44,627	44,944
Additional paid-in-capital	455,925	454,281
Retained earnings	426,176	379,031
Accumulated other comprehensive (loss) income	(5,825)	1,191
	920,903	879,447
Treasury stock, at cost (7,695 shares in 2006 and 2005)	(166,652)	(166,652)
Total stockholders’ equity	754,251	712,795
Total liabilities and stockholders’ equity	$2,781,395	$2,717,456

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2006	2005
Revenues:
Premiums earned	$254,426	$285,717
Net investment income	24,732	17,131
Realized gains on investments	1,610	2,870
Total revenues	280,768	305,718
Expenses:
Loss and loss adjustment expenses incurred	114,451	170,669
Policy acquisition costs	39,774	42,222
Underwriting and other operating expenses	32,974	30,032
Policyholders’ dividends	3,875	1,250
Interest expense	1,335	3,292
Total expenses	192,409	247,465
Income before tax and equity in earnings of investee	88,359	58,253
Income tax expense	30,859	20,123
Income after tax and before equity in earnings of investee	57,500	38,130
Equity in earnings of investee, net of income tax expense of $630 in 2005 (Note 5)		1,170
Net income	$57,500	$39,300
Net income per common share (2005 restated for a 3-for-2 stock split, see Notes 1 and 3):
Basic	$1.56	$1.35
Diluted	1.55	1.10
Disclosure regarding comprehensive income:
Net income	$57,500	$39,300
Other comprehensive income (loss), net of tax:
Net change in net unrealized (depreciation) appreciation on investments	(7,016)	(13,834)
Net change in foreign currency translation adjustment		(282)
Comprehensive income	$50,484	$25,184

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Premiums collected	$269,466	$317,895
Investment income received	15,004	15,370
Loss and loss adjustment expenses paid	(117,166)	(107,554)
Underwriting and other operating expenses paid	(75,452)	(76,694)
Interest paid	(2,596)	(6,177)
Income taxes paid	(2,683)	(7,618)
Net cash provided by operating activities	86,573	135,222
Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(25,008)	(6,323)
Fixed maturity securities available-for-sale	(339,733)	(452,855)
Equity securities available-for-sale	(14,024)	(26,402)
Other investments	(234)	(364)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	4,263	7,816
Fixed maturity securities available-for-sale	10,611	13,946
Other investments	2,023	13,818
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	233,966	260,072
Equity securities available-for-sale	13,258	34,892
Net decrease in short-term investments	41,013	29,763
Capital expenditures and other, net	(3,806)	(2,518)
Net cash used in investing activities	(77,671)	(128,155)
Cash flows from financing activities:
Cash dividends paid to common stockholders	(9,226)	(5,392)
Repurchase of redeemable securities	(500)
Proceeds from exercise of stock options	73	2,144
Purchase of treasury shares		(7,545)
Net cash used in financing activities	(9,653)	(10,793)
Net decrease in cash	(751)	(3,726)
Cash at beginning of period	7,469	10,322
Cash at end of period	$6,718	$6,596
Reconciliation of net income to net cash flows provided by operating activities:
Net income	$57,500	$39,300
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net depreciation, amortization and (accretion)	(4,743)	1,456
Realized gains on investments	(1,610)	(2,870)
Equity in earnings of investee		(1,170)
(Increase) decrease in:
Accrued investment income	(2,507)	(950)
Premiums receivable	4,741	(4,458)
Receivable from reinsurers and state trust funds for paid and unpaid losses	3,990	21,843
Deferred policy acquisition costs	(1,330)	(3,541)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(11,683)	37,306
Unearned premiums	(156)	25,263
Net income taxes payable	28,176	12,505
Accrued expenses	7,563	14,775
Other	6,632	(4,237)
Net cash provided by operating activities	$86,573	$135,222

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Preferred stock, $1 par:
Beginning of period	None	None
End of period	None	None
Common stock, $1 par:
Beginning of period	$44,944	$26,510
Exercise of stock options	3	714
Restricted stock awards granted		7
Restricted stock awards not yet vested	(320)
End of period	44,627	27,231
Additional paid-in-captial:
Beginning of period	454,281	314,262
Recognition of stock-based compensation expense	1,538	539
Exercise of stock options	70	16,082
Tax benefit on options exercised	36	6,694
End of period	455,925	337,577
Retained earnings:
Beginning of period	379,031	254,682
Net income	57,500	39,300
Cash dividends declared to common stockholders	(10,355)	(7,299)
End of period	426,176	286,683
Accumulated other comprehensive income (loss):
Beginning of period	1,191	43,583
Net change in unrealized appreciation on investments, net of deferred tax (benefit) expense and reclassification adjustment	(7,016)	(13,834)
Change in foreign currency translation adjustment, net of deferred tax benefit		(282)
End of period	(5,825)	29,467
Treasury stock, at cost:
Beginning of period	(166,652)	(136,890)
Acquisition of treasury shares		(22,202)
End of period	(166,652)	(159,092)
Total stockholders’ equity	$754,251	$521,866
Cash dividends declared per common share (2005 restated for a 3-for-2 stock split, see Note 1)	$0.28	$0.22

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally, and the assumed reinsurance business. In September 2005, we announced that we will exit the assumed reinsurance business. Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” “the Company” or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the financial statements and notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2005.

3-for-2 Stock Split.   On September 7, 2005, Zenith National’s Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50% stock dividend. The additional shares of Zenith National’s common stock were distributed on October 11, 2005 to shareholders of record as of September 19, 2005. The 3-for-2 stock split was recorded in the third quarter of 2005 as an increase to common stock and a decrease to additional paid-in-capital. Dividends, earnings per share amounts and common stock shares and prices in the current and prior periods reflect the 3-for-2 stock split.

Reclassifications.   Certain prior year amounts in stockholders’ equity have been reclassified to conform to the current year presentation.

Note 2.   Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). We previously adopted the fair value based method of recording stock options consistent with SFAS 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the prospective method, all employee stock options granted since January 2002 are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent under our stock-based compensation plans, the adoption of SFAS No. 123R did not have a material impact on our consolidated statements of financial condition, results of operations, or cash flows.

SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2.   Stock-Based Compensation (Continued)

deductions in excess of compensation expense reflected in its financial statements as a cash inflow from financing activities in its statement of cash flows rather than as an operating cash flow as in prior periods.

The total compensation cost recognized for stock-based awards was $0.8 million (net of $0.5 million tax benefit) and $0.4 million (net of $0.2 million tax benefit) in the three months ended March 31, 2006 and 2005, respectively.

Restricted Stock.   Under a restricted stock plan approved by our stockholders in May 2004, as amended in May 2005 (the “Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock, par value $1.00 per share  (“Zenith National’s common stock”) with restricted ownership rights. Of the shares of stock granted to employees, 50% vest two years after the grant date and the remaining 50% of the shares vest four years after the grant date. Shares granted to non-employee Directors vest in equal amounts of one third of the amount granted over three years. The fair value of restricted stock awards is measured based on the closing prices of Zenith National’s common stock on the grant date and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2006:

Number of shares authorized for grants	375,000
Number of shares outstanding	333,000
Number of shares available for future grants	42,000
Weighted-average grant price of outstanding shares	$ 37.85

Changes in restricted stock for the three months ended March 31, 2006 were as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2005	320,000	$ 37.37
Granted	13,000	50.00
Outstanding at March 31, 2006	333,000	37.85

At March 31, 2006, there were no shares vested under the Restricted Stock Plan. Compensation expense recognized in the three months ended March 31, 2006 and 2005 was $0.8 million and $0.4 million after tax, respectively. Unrecognized compensation expense under the Restricted Stock Plan was $7.7 million and $8.3 million at March 31, 2006 and December 31, 2005, respectively. Common stock prices and number of shares in the two preceding tables describing shares under the Restricted Stock Plan have been adjusted to reflect the 3-for-2 stock split in 2005.

Unearned compensation expense associated with restricted shares in the prior periods has been reclassified to additional paid-in-capital.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2.   Stock-Based Compensation (Continued)

Employee Stock Options.   Under an employee non-qualified stock option plan adopted by the Board of Directors and stockholders of Zenith National in 1996 (the “Stock Option Plan”), options were granted to certain officers and key employees for the purchase of Zenith National’s common stock at 100% of the market price at the date of grant. All of the options outstanding at March 31, 2006 expire five years after the date of the grant or three months after termination of employment and vest one-fourth per year after the grant date. No options were granted in 2006, 2005, 2004 or 2003. Compensation expense recognized in the three months ended March 31, 2006 and 2005 was $9,000 and $10,000 after tax, respectively. At March 31, 2006, there was $9,000 of total unrecognized compensation expense related to non-vested stock options granted under the Stock Option Plan. That cost is expected to be recognized in the second quarter of 2006.

The following table provides certain information regarding the shares authorized and outstanding under the Stock Option Plan at March 31, 2006:

Number of shares to be issued upon exercise of outstanding options	17,000
Number of shares authorized for option grants	4,014,000
Number of shares remaining available for future issuance	714,000
Weighted-average exercise price of outstanding options	$ 20.71

Changes in stock options for the three months ended March 31, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	21,000	$ 20.51
Exercised	4,000	19.60
Outstanding at March 31, 2006	17,000	20.71

Certain information on outstanding options at March 31, 2006 was as follows:

		Weighted Average
Range of Exercise Price	Number Outstanding	Remaining Life in Years	Outstanding Options Exercise Price
$20.11–20.88	17,000	Less than 1	$ 20.71

There were 4,000 options exercisable at March 31, 2006 and December 31, 2005. Certain information on exercisable options at March 31, 2006 was as follows:

Exercise Price	Number Exercisable	Exercisable Options Weighted Average Exercise Price
$20.11	4,000	$ 20.11

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2.   Stock-Based Compensation (Continued)

Common stock prices and number of shares in the four preceding tables describing stock options have been adjusted to reflect the 3-for-2 stock split in 2005.

Note 3.   Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)		2006	2005
(A)	Net income	$ 57,500	$ 39,300
(B)	Interest expense on the Convertible Notes, net of tax	$ 12	$ 1,272
(C)	Weighted average shares outstanding	36,932	29,147
	Common shares issuable under Stock Option Plan (treasury stock method)	7	249
	Common shares issuable under Restricted Stock Plan (treasury stock method)	134	48
	Common shares issuable upon conversion of the Convertible Notes	69	7,500
(D)	Weighted average shares outstanding—diluted	37,142	36,944
	Net income per common share:
(A)/(C)	Basic	$ 1.56	$ 1.35
((A)+(B))/(D)	Diluted	1.55	1.10
	Cash dividends declared per common share	$ 0.28	$ 0.22

Basic weighted average shares outstanding for the three months ended March 31, 2006 includes shares issued in 2005 in connection with the conversions of $123.8 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 30, 2023 (the “Convertible Notes”).

Diluted weighted average shares outstanding for the three months ended March 31, 2006 and 2005 include an additional 69,000 and 7.5 million shares, respectively, that could be issued in connection with our Convertible Notes. After tax interest expense of $12,000 and $1.3 million associated with the Convertible Notes for each of the three months ended March 31, 2006 and 2005, respectively, is added back to net income in computing net income per diluted share.

Weighted average shares outstanding and shares issuable under the Stock Option Plan, Restricted Stock Plan and upon conversion of the Convertible Notes in 2005 have been adjusted to reflect the 3-for-2 stock split in 2005.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.   Outstanding Debt

At March 31, 2006, the aggregate maturities for all of Zenith’s long-term borrowings for each of the five years after December 31, 2005 and thereafter are as follows:

(Dollars in thousands)	Convertible Notes	Redeemable Securities	Total
Maturing in:
2006	$ 1,150		$ 1,150
2007
2008
2009
2010
Thereafter		$ 58,500	58,500
Total	$ 1,150	$ 58,500	$ 59,650

The maturity of the outstanding Convertible Notes is presented as being due in 2006 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the second quarter of 2006 since the contingent conversion condition relative to our stock price was met as of March 31, 2006. If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof. Whether the notes will be convertible after June 30, 2006 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023. The maximum number of shares that could be required to be issued upon conversion of all outstanding Convertible Notes at March 31, 2006 was approximately 69,000.

In the first quarter of 2006, we paid $0.5 million to repurchase $0.5 million aggregate principal amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all of voting securities of which are owned by Zenith National (“Redeemable Securities”).

Note 5.   Investment in Advent Capital (Holdings) PLC (“Advent Capital”)

Our investment in Advent Capital is no longer accounted for under the equity method since our ownership was reduced to 10% in 2005 and we no longer have representation on Advent Capital’s board of directors.

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

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned. The key operating goal for our insurance businesses is to achieve a combined ratio of 100% or lower and to achieve a workers’ compensation combined ratio that is at least three percentage points lower than the combined ratio of the national workers’ compensation industry.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.   Segment Information (Continued)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended March 31, 2006
Revenues:
Premiums earned	$247,622	$6,804			$254,426
Net investment income			$24,732		24,732
Realized gains on investments			1,610		1,610
Total revenues	247,622	6,804	26,342		280,768
Interest expense				$(1,335)	(1,335)
Income (loss) before tax	65,298	6	26,342	(3,287)	88,359
Income tax expense (benefit)	23,239	2	8,768	(1,150)	30,859
Net income (loss)	$42,059	$4	$17,574	$(2,137)	$57,500
Combined ratios	73.6%	99.9%
As of March 31, 2006
Total assets	$462,477	$47,609	$2,265,443	$5,866	$2,781,395
Three Months Ended March 31, 2005
Revenues:
Premiums earned	$273,495	$12,222			$285,717
Net investment income			$17,131		17,131
Realized gains on investments			2,870		2,870
Total revenues	273,495	12,222	20,001		305,718
Interest expense				$(3,292)	(3,292)
Income (loss) before tax and equity in earnings of investee	41,161	2,407	20,001	(5,316)	58,253
Income tax expense (benefit)	14,580	842	6,561	(1,860)	20,123
Income (loss) after tax and before equity in earnings of investee	26,581	1,565	13,440	(3,456)	38,130
Equity in earnings of investee, net of tax expense of $630			1,170		1,170
Net income (loss)	$26,581	$1,565	$14,610	$(3,456)	$39,300
Combined ratios	84.9%	80.3%
As of March 31, 2005
Investment in Advent Capital			$29,433		$29,433
Total assets	$459,031	$37,297	$2,016,416	$6,171	$2,518,915

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.   Segment Information (Continued)

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Income before tax from investment segment:
Net investment income	$24,732	$17,131
Realized gains on investments	1,610	2,870
Income before tax from investments segment	26,342	20,001
Income (loss) before tax from:
Workers’ compensation segment	65,298	41,161
Reinsurance segment	6	2,407
Parent segment	(3,287)	(5,316)
Income before tax and before equity in earnings of investee	88,359	58,253
Income tax expense	30,859	20,123
Income after tax and before equity in earnings of investee	57,500	38,130
Equity in earnings of investee after tax		1,170
Net income	$57,500	$39,300

Note 7.   Commitments and Contingencies

Contingencies Surrounding State Guarantee Fund Assessments

State guarantee funds (“Guarantee Funds”) exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company’s liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers’ compensation insurance in many states in which unpaid workers’ compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at March 31, 2006.

Zenith recorded an estimate of $7.5 million (net of expected recoveries of $1.9 million recoverable before the end of 2007) for its expected liability at March 31, 2006 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at March 31, 2006. The estimated expense for Guarantee Fund assessments was $1.2 million and $1.6 million in the three months ended March 31, 2006 and 2005, respectively. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.   Commitments and Contingencies (Continued)

Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

The Florida Special Disability Trust Fund (“SDTF”) was established to reimburse insurance companies and employers for the cost of certain workers’ compensation claims. The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as “second injuries.” We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. At March 31, 2006, approximately 550 of our Florida claims have been accepted, for which we have recorded a recoverable of $4.8 million, net of amounts due to reinsurers. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by currently assessing a fee of 4.52% of workers’ compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 42 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

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

Note 8.   Exercise of Stock Options Using Previously Acquired Shares

In February 2005, a Zenith employee exercised his option to purchase from Zenith National 930,543 shares of Zenith National’s common stock at the exercise price of $15.75 per share, resulting in an aggregate exercise price of $14.7 million. In lieu of cash payment, 432,417 shares of Zenith National’s common stock valued at $14.7 million previously acquired by the employee were tendered to, and accepted by, Zenith in payment of the aggregate exercise price. The exercise of the stock options had no net effect on stockholders’ equity in the first quarter of 2005 because the increase in treasury stock of $14.7 million for the shares tendered was offset by an increase in common stock of $0.6 million and an increase in additional paid-in capital of $14.1 million for the 930,543 shares issued.

Also, in lieu of cash payment for the employee’s income tax withholding related to the income from the exercise of the stock options, 225,411 shares of Zenith National’s common stock valued at $7.5 million were withheld by Zenith National. The effect of withholding shares to pay the income tax was an increase in treasury stock of $7.5 million and a decrease in cash of $7.5 million in the first quarter of 2005.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.   Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 155 will not have a material effect on our consolidated financial condition or results of operations.

In March 2006, the FASB issued statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 156 will not have a material effect on our financial condition or results of operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally, and the assumed reinsurance business. Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” “the Company” or similar terms refer to Zenith National together with its subsidiaries.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. Statements containing words such as expect, anticipate, believe, estimate, or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (7) losses associated with any terrorist attacks that impact our workers’ compensation business in excess of our reinsurance protection; (8) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and (9) other risks detailed herein and from time to time in Zenith’s reports and filings with the Securities and Exchange Commission.

Overview

1) Revenues.   Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment. Total revenues decreased in the first quarter of 2006 compared to the first quarter of 2005 because of decreased workers’ compensation and reinsurance premium revenues offset by an increase in investment income. Workers’ compensation premiums declined primarily due to rate decreases in California and reinsurance premiums declined due to our withdrawal from the business.

2) Income from workers’ compensation and reinsurance segments.   The results of our workers’ compensation segment may fluctuate from time to time.

a) Workers’ compensation.   Income from our workers’ compensation segment in the three months ended March 31, 2006 increased to $65.3 million from $41.2 million in the corresponding period in 2005.

b) Reinsurance.   Results of the reinsurance segment in the first quarter of 2006 reflect our exit of this business.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

3) Loss reserves.   In the first quarter of 2006, we recognized $32.3 million of favorable development on prior year workers’ compensation loss reserve estimates to reflect a continuation of deflation trends in the paid loss data for recent accident years during the first quarter of 2006.

4) Investments segment.   We increased our investment portfolio by $71.9 million in the three months ended March 31, 2006, principally as a result of favorable net cash flow from operations. Investment income increased in the first quarter of 2006 compared to the first quarter of 2005 because of the increase in the investment portfolio and higher short-term interest rates in 2006. At March 31, 2006, $1.1 billion of the investment portfolio was in fixed maturities of 2 years or less compared to $1.2 billion at December 31, 2005.

5) Stockholders’ equity.   Our stockholders’ equity increased from $712.8 million ($19.14 per share) at December 31, 2005 to $754.3 million ($20.42 per share) at March 31, 2006.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three months ended March 31, 2006 and 2005 are set forth in the following table. These components of net income are consistent with the results of our business segments set forth in Note 6 to the Consolidated Financial Statements.

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Income before tax from investment segment:
Net investment income	$24,732	$17,131
Realized gains on investments	1,610	2,870
Income before tax from investments segment	26,342	20,001
Income (loss) before tax from:
Workers’ compensation segment	65,298	41,161
Reinsurance segment	6	2,407
Parent segment	(3,287)	(5,316)
Income before tax and before equity in earnings of investee	88,359	58,253
Income tax expense	30,859	20,123
Income after tax and before equity in earnings of investee	57,500	38,130
Equity in earnings of investee after tax		1,170
Net income	$57,500	$39,300

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

The combined ratios of the workers’ compensation and reinsurance segments for the three months ended March 31, 2006 and 2005 are set forth in the following table:

	Three Months Ended March 31,
	2006	2005
Workers’ compensation:
Loss and loss adjustment expenses:
Current accident year	56.9%	60.4%
Prior accident year	(13.0)%	(0.8)%
Loss and loss adjustment expenses	43.9%	59.6%
Underwriting and other operating expenses	29.7%	25.3%
Combined ratio	73.6%	84.9%
Reinsurance:
Loss and loss adjustment expenses	84.0%	63.5%
Underwriting and other operating expenses	15.9%	16.8%
Combined ratio	99.9%	80.3%

Net premiums earned of the workers’ compensation and reinsurance segments for the three months ended March 31, 2006 and 2005 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Workers’ compensation:
California	$160,347	$186,491
Outside California	87,275	87,004
Total workers’ compensation	247,622	273,495
Reinsurance	6,804	12,222
Net premiums earned	$254,426	$285,717

Workers’ Compensation Segment

The combined ratio of our workers’ compensation segment improved in the first quarter of 2006 compared to the corresponding period in 2005, principally because of a lower estimated loss and loss adjustment expense ratio in the first quarter of 2006 compared to the estimated loss and loss adjustment expense ratio in the corresponding period in 2005. Our estimate of the 2006 accident year loss and loss adjustment expense ratio is lower than the estimate we made at the end of the first quarter of 2005 for the 2005 accident year because short-term claim cost deflation continues favorable and is in excess of rate decreases. Also, 13.0% points of favorable development of prior year loss reserves is attributable to re-estimation of loss reserves based on the aforementioned deflationary cost trends. We believe our current estimate of the 2006 accident year loss and loss adjustment expense ratio and accident year combined ratio is conservatively stated because of the assumptions we have made about the inflation trend for our loss

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

costs in recent accident years which are subject to considerable uncertainty and which we discuss further under Loss Reserves on pages 22 to 25.

Workers’ compensation net premiums earned decreased in the first quarter of 2006 compared to the corresponding period of the prior year principally because of decreases in rates charged to our policyholders in 2005 and 2006. In California, the state in which the largest amount of our workers’ compensation premium is earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends. These manual rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision, annually; and underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics. In addition to changes in manual premium rates, changes in the amount of credit or debit allowed by our underwriters and changes in experience modification factors will impact our workers’ compensation premium revenues. The following table sets forth the percentage changes in California manual rates and average rates charged in California based on changes in manual rates and, on renewal business, the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Effective date of change	Manual Rate Change	Average Charged Rate Change
January 1, 2004	0.0%	(4.0)%
July 1, 2004	(10.0)	(12.0)
January 1, 2005	(2.0)	0.0
July 1, 2005	(12.0)	(19.0)
January 1, 2006	(13.0)	(13.0)

In Florida, the state in which the second largest amount of our workers’ compensation premiums is earned, rates for workers’ compensation insurance are set by the Florida Department of Insurance (“Florida DOI”). The Florida DOI reduced the rates for Florida workers’ compensation policies effective January 1, 2006 by an average of 13.4% and by an average of 4.0% effective January 1, 2005.

Premiums in-force and number of policies in-force in California and outside of California were as follows (premiums in-force is a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown):

	California		Outside of California
(Dollars in millions)	Premiums in-force	Policies in-force	Premiums in-force	Policies in-force
March 31, 2006	$646.2	27,200	$325.7	16,800
December 31, 2005	722.9	27,500	326.9	16,900
March 31, 2005	775.9	27,800	328.7	16,700
December 31, 2004	731.3	27,200	311.0	16,200

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

We believe that the insureds’ payroll is our best indicator of exposure. We estimate that the underlying payroll associated with our policies in-force increased (decreased) during the same periods as follows:

	Annual Increase (Decrease) in Insureds’ Payroll
Policies in-force at March 31,	California Only	Total Company
2006	(2)%	2%
2005	27	22

In California, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends advisory pure premium rates for California workers’ compensation insurance and the California Department of Insurance  (“California DOI”) adopts and publishes advisory pure premium rates. Pure premium rates are rates that would cover expected loss costs but do not contain an element to cover operating expenses or profit. On March 24, 2006, the WCIRB submitted a rate filing to the California DOI recommending an average 16.4% decrease in advisory pure premium rates to be effective on policies incepting on or after July 1, 2006. The recommended decrease was based on an analysis of loss and loss adjustment expense data as of December 31, 2005. Notwithstanding this process, our California rates continue to be based upon our actuarial analysis of current and anticipated cost trends, and we have not yet made a determination as to rates for July 1, 2006.

Reinsurance Segment

In September 2005, we announced that we will exit the reinsurance business. Zenith will not renew existing assumed reinsurance contracts and has ceased writing any new contracts. We will service our obligations under our existing assumed reinsurance contracts and will receive earned premiums and be subject to continuing exposure to losses until our in-force assumed reinsurance contracts expire. The results of the reinsurance segment will continue to be included in the results of continuing operations and the results for the first quarter of 2006 reflect substantially reduced earned premiums in accordance with our exit from the business.

Investments Segment

Investment income is discussed in the “Investments” section following.

Parent Segment

The parent segment loss reflects the holding company activities of Zenith National. Parent segment loss before tax for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Interest expense	$(1,335)	$(3,292)
Parent expenses	(1,952)	(2,024)
Parent segment loss	$(3,287)	$(5,316)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Interest expense was lower in the first quarter of 2006 compared to the corresponding period of the prior year because $123.8 million of our 5.75% Convertible Senior Notes due March 30, 2023 (“Convertible Notes”) were converted into our common stock during 2005.

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses as of the balance sheet date (“loss reserves”). Our loss reserves were as follows:

(Dollars in millions)	March 31, 2006	December 31, 2005
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,534	$1,523
Less: Receivable from reinsurers and state trust funds for unpaid losses	240	243
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,294	$1,280
Reinsurance segment:
Unpaid losses and loss adjustment expenses gross and net of reinsurance receivable	$158	$180
Total:
Unpaid losses and loss adjustment expenses	$1,692	$1,703
Less: Receivable from reinsurers and state trust funds for unpaid losses	240	243
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,452	$1,460

Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. We perform a comprehensive review of our loss reserves at the end of every quarter and, in conjunction with actuarial techniques and methods, we employ judgment to establish the most reasonably accurate estimate of loss reserves based on the most recent claim cost inflation data.

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

When losses are reported to us, we establish, individually, estimates of the ultimate cost of the claims, known as “case reserves.” These case reserves are continually monitored and revised in response to new information and for amounts paid. Our actuaries use this information about reported claims in some of their estimation techniques. In estimating our total loss reserves, we have to make provision for two types of loss development. At the end of any calendar period, there are a number of claims that have not yet

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

been reported but will arise out of accidents that have already occurred. These are referred to in the insurance industry as “incurred but not reported” (“IBNR”) claims. In addition to this provision for later reported claims, we also have to estimate the extent to which the case reserves on known claims may also develop. These types of reserves are referred to in the insurance industry as bulk reserves. Our actuarial estimation techniques for estimating our loss reserves make provision for both IBNR and bulk reserves in total, but not separately. We are required to file exhibits with state insurance departments which state the amount which is the sum of our IBNR and bulk reserves.

At March 31, 2006 and December 31, 2005, IBNR and bulk reserves included in loss reserves, net of reinsurance, were as follows:

(Dollars in millions)	March 31, 2006	December 31, 2005
Workers’ compensation	$439	$408
Reinsurance	24	54
Total IBNR & bulk reserves	$463	$462

The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the trend of increasing severity in the years prior to 2002 compared to the deflationary trend in more recent years. Severity is the average cost of a claim. The increasing severity trend, or inflation rate, is attributable to changes in medical costs (payments to providers to treat injured workers) and indemnity payments (payments to injured workers for lost wages) per claim. We have observed a favorable change in the inflationary trend in the amounts we have paid for claims in recent accident years compared to payments for 2001 and prior, but there is uncertainty as to whether the recent deflationary data will be sustained over the long-term.

Our actuaries produce a point estimate of loss reserves using the results of various methods of estimation. However, these various methods do not produce separate point estimates. The point estimate is prepared as follows: our actuaries prepare reserve estimates based upon paid loss patterns, incurred loss patterns and claim count methods for all accident years. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred methods. For the more recent accident years, with respect to a substantial portion of our actuarial estimate, the estimate is based on a weighted average of the observed and assumed rates of claim inflation.

Since the number of claims is relatively certain, the inflation (or deflation) assumption is the key assumption in establishing loss reserve estimates for recent accident years. Management establishes loss reserve estimates in the financial statements that provide for fluctuating rates of inflation depending on the most current data. The estimates of loss reserves, net of reinsurance ceded, recorded in the financial statements were higher than the actuarial point estimates of loss reserves by $130 million and $104 million at March 31, 2006 and December 31, 2005, respectively. These differences are attributable to the uncertainty surrounding the ultimate outcome of the workers’ compensation claim inflation trends for recent accident years. Management’s estimates of loss reserves make provision for the emergence of medical cost inflation in excess of the deflation in the short term paid loss data as we settle our more expensive, long term claims. Our assumptions and the associated uncertainties are discussed below.

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

At March 31, 2006, the accident year paid loss inflation rates (negative inflation or deflation rates are shown in parentheses) in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

(Dollars in Thousands)	Estimated Ultimate Losses(A)	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)								Assumed Inflation in Estimated Ultimate Losses
Accident Year		15	27	39	51	63	75	87	99	March 31, 2006	December 31, 2005
1998	$220,567	7%	10%	9%	9%	10%	11%	13%	13%	14%	14%
1999	220,167	12	14	15	15	15	15	15		16	16
2000	240,585	9	10	12	13	14	13			14	14
2001	313,324	15	16	15	15	15				17	17
2002	330,592	1	2	4	4					8	8
2003	352,991	5	2	(3)						6	6
2004	383,020	(7)	(12)							2	5
2005	483,900	0								3	6
2006	115,301									0

(A)       Estimated ultimate losses for an accident year represent the estimated aggregate amount we expect to pay for all claims that will be reported for that year for losses and allocated loss adjustment expenses. Loss reserves are the liability for the unpaid portion of ultimate losses, computed by subtracting the amount paid from the ultimate loss estimate as of the balance sheet date.

In the first quarter of 2006, we paid and closed additional claims for recent accident years and the deflationary paid loss trends continued. We reduced our inflation assumptions for estimated losses in the 2005 and 2004 accident years at March 31, 2006 compared to December 31, 2005. This resulted in net favorable development of $32.3 million in the first quarter of 2006, principally related to a reduction of estimated losses for the 2005 and 2004 accident years.

The $32.3 million decrease in reserves during the three months ended March 31, 2006 for accident years 2005 and prior was 2.5% of our estimated workers’ compensation net loss reserves at December 31, 2005. As a percentage of workers’ compensation net premiums earned in the three months ended March 31, 2006, the favorable development of our workers’ compensation loss reserves was 13.0%.

Different assumptions about the inflation or deflation rates would change our workers’ compensation loss reserve estimates. A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated ultimate loss for that year. Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

For example, if the average annual inflation rate for each of the accident years 2001 through 2006 were decreased by one percentage point in each year, our loss reserve estimates at March 31, 2006 would decrease by about $61.9 million as illustrated in the table that follows:

(Dollars in thousands)	Assumption Currently Used			Revised Assumption
		(a)	(b)		(c)	[(c)/(a)]x(b)
Accident Year	Assumed Inflation Rate	Cumulative Inflation Factor	Estimated Ultimate Losses	Assumed Inflation Rate	Cumulative Inflation Factor	Estimated Ultimate Losses
2001	17%	1.170	$313,324	16%	1.160	$310,646
2002	8	1.264	330,592	7	1.241	324,576
2003	6	1.340	352,991	5	1.303	343,244
2004	2	1.367	383,020	1	1.316	368,730
2005	3	1.408	483,900	2	1.342	461,217
2006	0	1.408	115,301	(1)	1.329	108,832
			$1,979,128			$1,917,245
					Decrease	$(61,883)

Workers’ compensation reform legislation enacted in 2003 and 2004 in Florida and California has resulted in short-term cost savings and may reduce or eliminate the long-term trend of increasing costs of claims and the ultimate inflation rate.

Based on their estimates of loss costs as of December 31, 2005, the WCIRB published favorable accident year loss ratio (loss ratio does not include loss adjustment expenses) estimates for the California workers’ compensation industry of 33.5% and 32.9% for accident years 2005 and 2004, respectively. Their analysis contained some specific anticipated savings from the reforms and also relies significantly on the most current paid loss trends. As of September 30, 2005, the WCIRB estimated that an indemnity claim in 2004 will cost 15% less than in the pre-reform year of 2002.

We believe our loss reserve estimates are adequate. However, the actual ultimate inflation (deflation) rate will not be known with any certainty for several years. We assume that general health care inflation trends will continue and will impact our long-term claim costs and reserves. We will evaluate our best estimate of inflation (deflation) rates and reserves every quarter to reflect the most current data.

Claims involving permanent disability comprise 18% of the number of claims in California but contribute nearly 90% of our total California costs. As of March 31, 2006, we have settled only 41% of our 2003 permanent disability cases and 18% of our 2004 permanent disability cases. This sample is too small for us to conclude at this time that the recent decline in the short-term inflation rate will offset the long-term inflation in workers’ compensation health care costs which have historically exceeded general health care costs. As a result, we have established current loss reserves and net income based on our best estimate that inflation rates will be higher than predicted by the WCIRB and higher than observed thus far for 2002 - 2005, but lower than the actual inflation rates observed during 1998 - 2001 and lower at March 31, 2006 compared to December 31, 2005.

Investments

The investment portfolio increased during the first quarter of 2006 principally as a result of favorable net cash flow from operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

The increase in investment income in the three months ended March 31, 2006 compared to the corresponding period in 2005 was the result of the increase in our investment portfolio and higher short-term interest rates. The average annual yields on the investment portfolio in the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Before tax(1)	4.6%	3.7%
After tax	3.0%	2.4%

(1)          Reflects the pre-tax equivalent yield on tax-exempt securities.

At March 31, 2006, our investment portfolio was comprised of 56% fixed maturity securities, 39% short-term investments, 4% equity securities and 1% other investments.  Fixed maturity securities include primarily corporate bonds, U.S. Government bonds, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association. Of the fixed maturity portfolio, including short-term investments, 95% were rated investment grade at March 31, 2006 and December 31, 2005. The average maturity of the fixed maturity portfolio, including short-term investments, was 3.9 years and 3.8 years at March 31, 2006 and December 31, 2005, respectively.

At March 31, 2006 and December 31, 2005, 93% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities. Stockholders’ equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders’ equity decreased by $13.6 million after deferred tax from December 31, 2005 to March 31, 2006 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

The unrealized net loss on held-to-maturity and available-for-sale fixed maturity investments were as follows:

	Held-to-Maturity	Available-for-Sale
(Dollars in thousands)	Before Tax	Before Tax	After Tax
March 31, 2006	$(2,678)	$(24,399)	$(15,859)
December 31, 2005	(298)	(3,423)	(2,225)

We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. There were no such write-downs in the first quarters of 2006 or 2005.

We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

believe that we have appropriately identified other-than-temporary declines in fair value in the three months ended March 31, 2006 and 2005, and that our remaining unrealized losses at March 31, 2006 are not other-than-temporary. We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary. We have consistently applied this presumption for fourteen years. We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary. Unrealized losses on fixed maturity securities at March 31, 2006 are principally attributable to recent increases in interest rates.

Set forth below is information about unrealized gains and losses in our investment portfolio at March 31, 2006:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
Fixed maturity securities:
Fair value	$1,037,152	$224,837
Amortized cost	1,068,225	220,841
Unrealized (loss) gain	(31,073)	3,996
Fair value as a percentage of amortized cost	97.1%	101.8%
Number of security positions held	214	73
Concentration of unrealized (losses) or gains by type or industry:
Insurance companies	$(3,647)	$1,989
U.S. Treasury notes	(3,464)
Municipal bonds	(3,308)	3
Machinery and equipment	(2,819)	79
Financial institutions	(1,934)	29
Hotels	(1,606)
Pharmaceuticals	(1,569)
Food and beverage	(1,551)	91
Petroleum	(1,366)	27
Utilities	(1,330)	230
Consumer goods	(1,290)	181
GNMA’s	(1,226)	233
Other	(5,963)	1,134
Total	$(31,073)	$3,996
Fixed maturity securities:
Investment grade:
Fair value	$954,320	$196,874
Amortized cost	981,356	194,462
Fair value as a percentage of amortized cost	97.2%	101.2%
Non-investment grade:
Fair value	$82,832	$27,963
Amortized cost	86,869	26,379
Fair value as a percentage of amortized cost	95.4%	106.0%
Equity securities:
Fair value	$19,348	$65,394
Cost	22,221	47,084
Unrealized (loss) gain	(2,873)	18,310
Fair value as a percentage of cost	87.1%	138.9%
Number of security positions held	8	18

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

The table below sets forth the fair value of fixed maturity securities at March 31, 2006, based on their expected maturities:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
1 year or less	$37,003	$19,501
After 1 year through 5 years	322,349	94,446
After 5 years through 10 years	600,264	100,141
After 10 years	77,536	10,749
Total	$1,037,152	$224,837

The table below sets forth information about fixed maturity and equity securities with unrealized losses at March 31, 2006:

(Dollars in thousands)	Fair value	Unrealized loss	Fair value as a percentage of cost basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.1 million at March 31, 2006 and for:
Less than 3 months (23 issues)	$165,467	$(4,018)	97.6%
3-6 months (16 issues)	126,248	(5,365)	95.9%
6-12 months (41 issues)	353,318	(13,507)	96.3%
Greater than 12 months (18 issues)	93,510	(3,725)	96.2%
Less than $0.1 million at March 31, 2006 (116 issues)	298,609	(4,458)	98.5%
Total	$1,037,152	$(31,073)	97.1%
Equity securities with unrealized losses:
Individually exceeding $0.1 million at March 31, 2006 and for:
3-6 months (1 issue)	$577	$(158)	78.5%
6-12 months (2 issues)	12,762	(2,562)	83.3%
Less than $0.1 million at March 31, 2006 (5 issues)	6,009	(153)	97.5%
Total	$19,348	$(2,873)	87.1%

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

The following is a summary of securities sold at a loss in the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Fixed maturity securities:
Realized losses on sales	$(425)	$(3,105)
Fair value at the date of sale	808,995	584,608
Number of securities sold	5	13
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(425)	$(595)
3-6 months		(1,879)
6-12 months		(631)
Equity securities:
Realized losses on sales	$(407)	$(109)
Fair value at the date of sale	3,466	3,938
Number of securities sold	2	4
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(407)	$(89)
6-12 months		(20)

Liquidity and Capital Resources

Zenith’s insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments. The exact timing of the payment of claims cannot be predicted with certainty. The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At March 31, 2006 and December 31, 2005, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries amounted to $1.1 billion. These securities, in conjunction with our positive net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities or use our credit facilities to pay our policy liabilities as they come due.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Net cash flow from operating activities was favorable in the first quarter of 2006 but lower than net cash flow from operating activities in the first quarter of March 31, 2005 due to lower workers’ compensation premiums and our exit from the reinsurance business as shown in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Net cash flow from workers’ compensation segment	$92,680	$134,929
Net cash (used in) provided by reinsurance segment	(15,450)	163
Investment income received	15,004	15,370
Interest and other expenses paid by parent	(2,978)	(7,622)
Income taxes paid	(2,683)	(7,618)
Net cash provided from operating activities	$86,573	$135,222

Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses, and, from time to time, to make capital contributions to Zenith Insurance. Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National. Cash, short-term investments and other investments in Zenith National were $48.9 million and $65.1 million at March 31, 2006 and December 31, 2005, respectively. The decrease is principally due to the payment of dividends to stockholders and interest payments on outstanding debt. Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short and long-term.

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

The table below sets forth the amounts of Zenith’s contractual obligations, including interest payable, at March 31, 2006:

	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loss reserves	$371,663	$395,711	$194,956	$729,432	$1,691,762
Redeemable securities	2,501	10,004	10,004	148,529	171,038
Convertible notes	1,150				1,150
Operating lease commitments	8,237	12,653	5,355	259	26,504
Total	$383,551	$418,368	$210,315	$878,220	$1,890,454

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

Our contractual obligations under the outstanding Redeemable Securities are comprised of $112.5 million of interest payments over the next 23 years and $58.5 million of principal payable in 2028. Our contractual obligations under the outstanding Convertible Notes are comprised of $1.2 million of principal that may be due in 2006 as a result of conversion because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the second quarter of 2006 as a result of the triggering of the contingent conversion condition relative to Zenith National’s common stock price at the end of the first quarter of 2006. Whether the notes will be convertible after June 30, 2006 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of our common stock.

If the Convertible Notes are not converted or redeemed prior to the scheduled maturity in 2023, the total interest obligation over the remaining term would be $1.2 million. In addition, Zenith may be required to pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes.

Zenith’s commitments and contingencies are discussed in Note 7 to the Consolidated Financial Statements. Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed. We cannot currently predict the timing or the outcome of the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Zenith’s accounting policies are described in the Notes to Consolidated Financial Statements in Zenith’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, investment write-downs, and deferred income taxes are particularly important to an understanding of Zenith’s Consolidated Financial Statements. These matters are discussed under “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Zenith’s 2005 Form 10-K.

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

	Expected Maturity Date
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
As of March 31, 2006
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$36,614	$191,802	$73,909	$81,490	$60,031	$818,143	$1,261,989
Weighted average interest rate	5.1%	5.1%	5.4%	5.2%	5.4%	5.8%	5.6%
Short-term investments	$882,770						$882,770
Debt and interest obligations of Zenith:
Convertible notes payable(1)	1,150						1,150
Redeemable securities	2,501	$5,002	$5,002	$5,002	$5,002	$148,529	171,038
As of December 31, 2005
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$59,111	$190,319	$70,724	$74,823	$62,436	$724,490	$1,181,903
Weighted average interest rate	4.8%	4.7%	5.2%	4.7%	5.0%	5.4%	5.2%
Short-term investments	$904,093						$904,093
Debt and interest obligations of Zenith:
Convertible notes payable(1)	1,216						1,216
Redeemable securities	5,045	$5,045	$5,045	$5,045	$5,045	$149,799	175,024

(1)             The Convertible Notes are shown with an expected maturity date in 2006 because the holders have the right to convert their notes into our common stock during the second quarter of 2006 and had the same right in the first quarter of 2006 (see discussion of the Convertible Notes under “Contractual Obligations and Contingencies” in “Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”)

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

3.9	Bylaws of Zenith National Insurance Corp., as currently in effect, a copy of which is attached hereto as Exhibit 3.9.
10.1

Employment Agreement dated January 23, 2006 between Zenith National Insurance Corp. and Michael E. Jansen. (Incorporated herein by reference to Exhibit 10.1 to Zenith’s Current Report on Form 8-K filed on January 24, 2006.)

10.2

Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davidson Pattiz. (Incorporated herein by reference to Exhibit 10.1 to Zenith’s Current Report on Form 8-K filed on February 9, 2006.)

10.3

Amendment No. 1 dated February 9, 2006 to Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davidson Pattiz. (Incorporated herein by reference to Exhibit 10.2 to Zenith’s Current Report on Form 8-K filed on February 9, 2006.)

10.4	Description of Compensation of Non-employee Directors (updated February 2006), a copy of which is attached hereto as Exhibit 10.4.
10.5	Form of Zenith National Insurance Corp. Restricted Stock Award Agreement for Non-employee Directors, a copy of which is attached hereto as Exhibit 10.5.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

10.6	Form of Zenith National Insurance Corp. Restricted Stock Award Agreement for Employees, a copy of which is attached hereto as Exhibit 10.6.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 2006.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX
Stanley R. Zax
Chairman of the Board and President (Principal Executive Officer)
By:	/s/ WILLIAM J. OWEN
William J. Owen
Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)