Form 10-Q
period 2006-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2006-07-24
CIK 109261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 21, 2006, there were 36,996,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2006

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(Dollars and shares in thousands)	2006	2005
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $177,787 in 2006 and $137,237 in 2005)	$183,275	$137,535
At fair value (amortized cost $1,224,798 in 2006 and $1,048,089 in 2005)	1,184,639	1,044,666
Equity securities, at fair value (cost $76,576 in 2006 and $68,048 in 2005)	93,396	73,304
Short-term investments (at cost or amortized cost, which approximates fair value)	741,091	904,093
Other investments	5,581	7,402
Total investments	2,207,982	2,167,000
Cash	11,738	7,469
Accrued investment income	16,962	14,165
Premiums receivable, less bad debt allowance of $102 in 2006 and $77 in 2005	44,431	64,749
Receivable from reinsurers and state trust funds for paid and unpaid losses	248,010	259,076
Deferred policy acquisition costs	17,133	16,674
Deferred tax asset	75,965	67,674
Current income tax receivable	3,172
Goodwill	20,985	20,985
Other assets	116,600	99,664
Total assets	$2,762,978	$2,717,456
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,674,107	$1,703,445
Unearned premiums	113,079	123,473
Policyholders’ dividends accrued	35,906	30,576
Convertible senior notes payable, less unamortized discount of $24 in 2006 and $26 in 2005	1,126	1,124
Redeemable securities, less unamortized discount of $162 in 2006 and $167 in 2005	58,338	58,833
Current income tax payable		2,543
Other liabilities	90,728	84,667
Total liabilities	1,973,284	2,004,661

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2006 and 2005
Common stock, $1 par, 100,000 shares authorized in 2006 and 50,000 in 2005; issued 44,691 in 2006 and 44,944 in 2005; outstanding 36,996 in 2006 and 37,249 in 2005	44,691	44,944
Additional paid-in capital	456,897	454,281
Retained earnings	469,928	379,031
Accumulated other comprehensive (loss) income	(15,170)	1,191
	956,346	879,447
Treasury stock, at cost (7,695 shares in 2006 and 2005)	(166,652)	(166,652)
Total stockholders’ equity	789,694	712,795
Total liabilities and stockholders’ equity	$2,762,978	$2,717,456

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Revenues:
Premiums earned	$239,484	$296,780	$493,910	$582,497
Net investment income	26,273	19,051	51,005	36,182
Realized gains on investments	1,113	16,352	2,723	19,222
Total revenues	266,870	332,183	547,638	637,901

Expenses:
Loss and loss adjustment expenses incurred	106,015	176,268	220,466	346,937
Policy acquisition costs	38,501	43,038	78,275	85,260
Underwriting and other operating expenses	33,895	31,683	66,869	61,715
Payment regarding conversion of Convertible Notes (see Note 4)		4,660		4,660
Policyholders’ dividends	3,610	2,042	7,485	3,292
Interest expense	1,314	2,034	2,649	5,326
Total expenses	183,335	259,725	375,744	507,190
Income before tax and equity in (loss) earnings of investee	83,535	72,458	171,894	130,711
Income tax expense	29,435	25,682	60,294	45,805
Income after tax and before equity in (loss) earnings of investee	54,100	46,776	111,600	84,906
Equity in (loss) earnings of investee, net of income tax (benefit) expense (Note 5)		(376)		794
Net income	$54,100	$46,400	$111,600	$85,700

Net income per common share (2005 restated for a 3-for-2 stock split, see Notes 1 and 3):

Basic	$1.46	$1.36	$3.02	$2.71

Diluted	$1.46	$1.26	$3.00	$2.36

Disclosure regarding comprehensive income:

Net income	$54,100	$46,400	$111,600	$85,700
Other comprehensive income (loss), net of tax:
Net change in net unrealized (depreciation) appreciation on investments	(9,345)	(7,450)	(16,361)	(21,284)
Net change in foreign currency translation adjustment		(2,727)		(3,009)
Comprehensive income	$44,755	$36,223	$95,239	$61,407

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Premiums collected	$521,923	$617,704
Investment income received	33,542	34,040
Loss and loss adjustment expenses paid	(237,000)	(222,409)
Underwriting and other operating expenses paid	(171,674)	(176,844)
Interest paid	(2,632)	(6,239)
Income taxes paid	(65,364)	(44,281)
Cash paid regarding conversion of Convertible Notes (see Note 4)		(4,660)
Net cash provided by operating activities	78,795	197,311

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(54,937)	(6,323)
Fixed maturity securities available-for-sale	(458,550)	(804,403)
Equity securities available-for-sale	(23,772)	(44,395)
Other Investments	(234)	(364)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	9,002	14,823
Fixed maturity securities available-for-sale	20,753	23,641
Other investments	4,048	17,039
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	247,828	540,810
Equity securities available-for-sale	16,597	79,892
Other investments		341
Net decrease in short-term investments	190,512	6,724
Capital expenditures and other, net	(5,984)	(4,354)
Net cash used in investing activities	(54,737)	(176,569)

Cash flows from financing activities:
Cash dividends paid to common stockholders	(19,588)	(12,902)
Repurchase of redeemable securities	(500)
Proceeds from exercise of stock options	227	3,308
Excess tax benefit on stock-based compensation	72
Purchase of treasury shares		(7,545)
Net cash used in financing activities	(19,789)	(17,139)
Net increase in cash	4,269	3,603
Cash at beginning of period	7,469	10,322
Cash at end of period	$11,738	$13,925

(continued)

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Reconciliation of net income to net cash flows provided by operating activities:

Net income	$111,600	$85,700

Adjustments to reconcile net income to net cash flows provided by operating activities:
Net depreciation, amortization and (accretion)	(9,614)	1,911
Realized gains on investments	(2,723)	(19,222)
Equity in earnings of investee		(794)
(Increase) decrease in:
Accrued investment income	(2,797)	398
Premiums receivable	18,034	(4,708)
Receivable from reinsurers and state trust funds for paid and unpaid losses	11,035	19,023
Deferred policy acquisition costs	(459)	(2,527)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(29,338)	108,225
Unearned premiums	(10,394)	16,623
Net income taxes (receivable) payable	(5,070)	1,524
Accrued expenses	5,639	(4,216)
Other	(7,118)	(4,626)
Net cash provided by operating activities	$78,795	$197,311

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Preferred stock, $1 par:
Beginning of period	None	None	None	None
End of period	None	None	None	None

Common stock, $1 par:
Beginning of period	$44,627	$27,231	$44,944	$26,510
Exercise of stock options	8	44	11	758
Conversion of convertible senior notes		3,214		3,214
Restricted stock awards granted		12		19
Restricted stock awards not yet vested			(320)
Restricted stock vested	56		56
End of period	44,691	30,501	44,691	30,501

Additional paid-in capital:
Beginning of period	455,925	337,577	454,281	314,262
Exercise of stock options	146	1,124	216	17,206
Excess tax benefit on stock-based compensation	162	542	198	7,236
Recognition of stock-based compensation expense	664	622	2,202	1,161
Conversion of convertible senior notes		75,783		75,783
End of period	456,897	415,648	456,897	415,648

Retained earnings:
Beginning of period	426,176	286,683	379,031	254,682
Net income	54,100	46,400	111,600	85,700
Cash dividends declared to common stockholders	(10,348)	(7,725)	(20,703)	(15,024)
End of period	469,928	325,358	469,928	325,358

Accumulated other comprehensive income (loss):
Beginning of period	(5,825)	29,467	1,191	43,583
Net change in unrealized appreciation on investments, net of deferred tax (benefit) expense and reclassification adjustment	(9,345)	(7,450)	(16,361)	(21,284)
Change in foreign currency translation adjustment, net of deferred tax benefit		(2,727)		(3,009)
End of period	(15,170)	19,290	(15,170)	19,290

Treasury stock, at cost:
Beginning of period	(166,652)	(159,092)	(166,652)	(136,890)
Acquisition of treasury shares				(22,202)
End of period	(166,652)	(159,092)	(166,652)	(159,092)

Total stockholders’ equity	$789,694	$631,705	$789,694	$631,705

Cash dividends declared per common share (2005 restated for a 3-for-2 stock split, see Note 1):	$0.28	$0.22	$0.56	$0.44

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally, and the assumed reinsurance business. In September 2005, we announced our exit from the assumed reinsurance business. Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” “the Company” or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations of Zenith for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2005.

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

Reclassifications.  Certain prior year amounts in the consolidated balance sheet, statement of cash flows and stockholders’ equity have been reclassified to conform to the current year presentation.

Note 2.  Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). We previously adopted the fair value based method of recording stock options consistent with SFAS No. 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the prospective method, all employee stock options granted since January 2002 are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent under our stock-based compensation plans, the adoption of SFAS No. 123R did not have a material impact on our consolidated statements of financial condition, results of operations, or cash flows.

SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of compensation expense reflected in its financial statements (“excess tax benefits”) as a cash inflow from financing activities in its statement of cash flows rather than as an operating cash flow as in prior periods.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.  Stock-Based Compensation (continued)

The total compensation cost recognized for stock-based awards was $0.5 million (net of $0.3 million tax benefit) and $1.4 million (net of $0.7 million tax benefit) in the three and six months ended June 30, 2006, respectively, and $0.4 million (net of $0.2 million tax benefit) and $0.8 million (net of $0.4 million tax benefit), respectively, in the corresponding periods of 2005.

Restricted Stock Awards.  Under a restricted stock plan approved by our stockholders in May 2004, as amended in May 2006 (the “Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock, par value $1.00 per share (“Zenith National’s common stock”) with restricted ownership rights. Of the shares of stock granted to employees, 50% vest two years after the grant date and the remaining 50% of the shares vest four years after the grant date. Shares granted to non-employee Directors vest in equal amounts of one-third of the amount granted over three years. The fair value of restricted stock awards is measured based on the closing price of Zenith National’s common stock on the grant date and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding (granted but not yet vested) under the Restricted Stock Plan at June 30, 2006:

Number of shares authorized for grants	625,000
Number of shares outstanding	289,000
Number of shares available for future grants	280,000

Changes in restricted stock for the three months and six months ended June 30, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	320,000	$37.13
Granted	13,000	50.00
Outstanding at March 31, 2006	333,000	37.61
Granted	21,000	39.51
Vested	(56,000)	31.57
Forfeited	(9,000)	34.35
Outstanding at June 30, 2006	289,000	39.02

At June 30, 2006, 55,875 shares had vested under the Restricted Stock Plan. Compensation expense recognized for the three months ended June 30, 2006 and 2005 was $0.5 million and $0.4 million after tax, respectively, and $1.3 million and $0.8 million after tax, respectively, for the six months ended June 30, 2006 and 2005. Unrecognized compensation expense before tax under the Restricted Stock Plan was $7.7 million and $8.3 million at June 30, 2006 and December 31, 2005, respectively. Common stock prices and number of shares in the two preceding tables describing shares under the Restricted Stock Plan have been adjusted to reflect the 3-for-2 stock split in 2005.

Unrecognized compensation expenses associated with restricted shares in the prior periods have been reclassified to additional paid-in-capital.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.  Stock-Based Compensation (continued)

Employee Stock Options.  Under an employee non-qualified stock option plan adopted by the Board of Directors and stockholders of Zenith National in 1996 (the “Stock Option Plan”), options were granted to certain officers and key employees for the purchase of Zenith National’s common stock at 100% of the market price at the date of grant. All of the options outstanding at June 30, 2006 expire five years after the grant date. No options were granted in 2006, 2005, 2004 or 2003. The Stock Option Plan expired according to its terms in May 2006.

Compensation expense recognized in the three months ended June 30, 2006 and 2005 was $6,000 and $10,000 after tax, respectively. In the six months ended June 30, 2006 and 2005, such compensation expense was $15,000 and $20,000 after tax, respectively. At June 30, 2006, all outstanding stock options granted under the Stock Option Plan had vested and all compensation expense related to these options had been recognized.

Changes in stock options for the three months and six months ended June 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	21,000	$20.51
Exercised	(4,000)	19.60
Outstanding at March 31, 2006	17,000	20.71
Exercised	(7,500)	20.50
Outstanding at June 30, 2006	9,500	20.88

All of the 9,500 options outstanding were exercisable at June 30, 2006 and all of these options will expire within one year from June 30, 2006. Upon the exercise of these options, 9,500 shares of Zenith National’s common stock would be issued.

Common stock prices and number of shares in the preceding table describing stock options under the Stock Option Plan have been adjusted to reflect the 3-for-2 stock split in 2005.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.  Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)		2006	2005	2006	2005
(A)	Net income	$54,100	$46,400	$111,600	$85,700
(B)	Interest expense on the Convertible Notes, net of tax	$12	$455	$24	$1,727
(C)	Weighted average shares outstanding – basic	36,964	34,146	36,948	31,646
	Common shares issuable under Stock Option Plan (treasury stock method)	4	132	6	192
	Common shares issuable under Restricted Stock Plan (treasury stock method)	128	87	131	68
	Common shares issuable upon conversion of the Convertible Notes	69	2,679	69	5,089
(D)	Weighted average shares outstanding – diluted	37,165	37,044	37,154	36,995
	Net income per common share:
(A)/(C)	Basic	$1.46	$1.36	$3.02	$2.71
((A)+(B))/(D)	Diluted	1.46	1.26	3.00	2.36
Cash dividends declared per common share		$0.28	$0.22	$0.56	$0.44

Basic average outstanding shares for the three and six months ended June 30, 2006 includes shares issued in 2005 in connection with the conversions of $123.8 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 30, 2023 (the “Convertible Notes”).

Diluted average outstanding shares for each of the three and six months ended June 30, 2006 include an additional 69,000 shares and an additional 2.7 million and 5.1 million shares for the three and six months ended June 30, 2005, respectively, that could be issued in connection with our Convertible Notes. After-tax interest expense of $12,000 and $0.5 million associated with the Convertible Notes for the three months ended June 30, 2006 and 2005, respectively, and $24,000 and $1.7 million for the six months ended June 30, 2006 and 2005, respectively, is added back to net income in computing net income per diluted share.

Weighted average shares outstanding and shares issuable under the Stock Option Plan, Restricted Stock Plan and upon conversion of the Convertible Notes in 2005 have been adjusted to reflect the 3-for-2 stock split in 2005.

Note 4.  Outstanding Debt

At June 30, 2006, the aggregate maturities for all of Zenith’s long-term borrowings for each of the five years after December 31, 2005 are as follows:

(Dollars in thousands)	Convertible Notes	Redeemable Securities	Total
Maturing in:
2006	$1,150		$1,150
2007
2008
2009
2010
Thereafter		$58,500	58,500
Total	$1,150	$58,500	$59,650

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.  Outstanding Debt (continued)

The maturity of the outstanding Convertible Notes is presented as being due in 2006 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the third quarter of 2006 since the contingent conversion condition relative to our stock price was met as of June 30, 2006. If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof. Whether the notes will be convertible after September 30, 2006 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023. The maximum number of shares that could be required to be issued upon conversion of all Convertible Notes at June 30, 2006 was approximately 69,000.

In the first quarter of 2006, we paid $0.5 million to repurchase $0.5 million aggregate principal amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all voting securities of which are owned by Zenith National (“Redeemable Securities”).

In April 2005, pursuant to privately negotiated transactions with various holders of the Convertible Notes, the holders converted $80.3 million aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes. Upon conversion, the holders received a total of 4.8 million shares (post 3-for-2 stock split in 2005) of Zenith National’s common stock, in accordance with the terms of the Indenture and a total of $4.7 million in cash as an incentive for such conversion. The cash incentive is included in the results of the Parent segment in the second quarter of 2005. The shares of Zenith National’s common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.  Segment Information (continued)

In September 2005, we announced our exit from the reinsurance business. Zenith will not renew existing assumed reinsurance contracts and has ceased writing any new contracts. We will service our obligations under our assumed reinsurance contracts and will receive earned premiums and be subject to continuing exposure to losses until our in-force assumed reinsurance contracts expire. The results of the reinsurance segment will continue to be included in the results of continuing operations.

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

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended June 30, 2006
Revenues:
Premiums earned	$235,360	$4,124			$239,484
Net investment income			$26,273		26,273
Realized gains on investments			1,113		1,113
Total revenues	235,360	4,124	27,386		266,870
Interest expense				$(1,314)	(1,314)
Income (loss) before tax	73,816	(14,915)	27,386	(2,752)	83,535
Income tax expense (benefit)	26,473	(5,220)	9,146	(964)	29,435
Net income (loss)	$47,343	$(9,695)	$18,240	$(1,788)	$54,100
Combined ratios	68.6%	461.7%
Six Months Ended June 30, 2006
Revenues:
Premiums earned	$482,982	$10,928			$493,910
Net investment income			$51,005		51,005
Realized gains on investments			2,723		2,723
Total revenues	482,982	10,928	53,728		547,638
Interest expense				$(2,649)	(2,649)
Income (loss) before tax	139,114	(14,909)	53,728	(6,039)	171,894
Income tax expense (benefit)	49,712	(5,218)	17,914	(2,114)	60,294
Net income (loss)	89,402	(9,691)	35,814	(3,925)	111,600
Combined ratios	71.2%	236.4%
As of June 30, 2006
Total assets	$476,788	$39,349	$2,244,850	$1,991	$2,762,978

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.  Segment Information (continued)

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Income before tax from investment segment:
Net investment income	$26,273	$19,051	$51,005	$36,182
Realized gains on investments	1,113	16,352	2,723	19,222
Income before tax from investments segment	27,386	35,403	53,728	55,404
Income (loss) before tax from:
Workers’ compensation segment	73,816	42,864	139,114	84,025
Reinsurance segment	(14,915)	2,542	(14,909)	4,949
Parent segment	(2,752)	(8,351)	(6,039)	(13,667)
Income before tax and before equity in (loss) earnings of investee	83,535	72,458	171,894	130,711
Income tax expense	29,435	25,682	60,294	45,805
Income after tax and before equity in (loss) earnings of investee	54,100	46,776	111,600	84,906
Equity in (loss) earnings of investee after tax		(376)		794
Net income	$54,100	$46,400	$111,600	$85,700

Note 7. Commitments and Contingencies

Contingencies Surrounding State Guarantee Fund Assessments

State guarantee funds (“Guarantee Funds”) exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company’s liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. Zenith Insurance writes workers’ compensation insurance in many states in which unpaid workers’ compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at June 30, 2006.

Zenith recorded an estimate of $9.0 million (net of expected recoveries of $1.9 million recoverable before the end of 2007) for its expected liability at June 30, 2006 for Guarantee Fund assessments. Recoveries are attributable to premium tax credits in various states. The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at June 30, 2006. The estimated expense for Guarantee Fund assessments was $1.6 million and $2.8 million in the three and six months ended June 30, 2006, respectively, compared to $1.6 million and $3.2 million in the three and six months ended June 30, 2005, respectively. Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the Guarantee Funds. Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7. Commitments and Contingencies (continued)

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

The Florida Special Disability Trust Fund (“SDTF”) was established to reimburse insurance companies and employers for the cost of certain workers’ compensation claims. The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as “second injuries.” We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. At June 30, 2006, approximately 550 of our eligible Florida claims have been accepted, for which we have recorded a recoverable of $4.5 million, net of amounts due to reinsurers. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by currently assessing a fee of 4.52% of workers’ compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 42 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

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

Also, in lieu of cash payment for the employee’s income tax withholding related to the income from the exercise of the stock option, 225,411 shares of Zenith National’s common stock valued at $7.5 million were withheld by Zenith National. The effect of withholding shares to pay the income tax was an increase in treasury stock of $7.5 million and a decrease in cash of $7.5 million in the first quarter of 2005.

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

In March 2006, the FASB issued statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 156 will not have a material effect on our consolidated financial condition or results of operations.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement, and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. The Company will adopt SOP 05-1 on January 1, 2007. We expect that SOP 05-1 will not have a material effect on our consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.

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

Overview

1) Revenues.  Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment.  Total revenues decreased in the three and six months ended June 30, 2006 compared to the corresponding periods of 2005 because of decreased workers’ compensation and reinsurance premium revenues offset by an increase in investment income.  Workers’ compensation premiums declined primarily due to rate decreases in California and Florida and reinsurance premiums declined due to our exit from the business.

2) Income from workers’ compensation and reinsurance segments.  The results of our workers’ compensation and reinsurance segments may fluctuate from time to time.

a)     Workers’ compensation.  Income from our workers’ compensation segment in the three months and six months ended June 30, 2006 increased compared to the corresponding periods in 2005.

b)     Reinsurance.  Results of the reinsurance segment in the three months and six months ended June 30, 2006 include the impact of $14.9 million before tax ($9.7 million after tax, or $0.26 per share) of increased estimated losses primarily from the 2005 hurricanes.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

3) Loss reserves.  We recognized $32.9 million and $65.2 million in the second quarter and six months ended June 30, 2006, respectively, of pre-tax favorable development on prior year workers’ compensation loss reserve estimates to reflect a continuation of deflation trends in the paid loss data for recent accident years during the second quarter and first six months of 2006.  This favorable development was offset by the aforementioned adverse development of reinsurance reserves in the amount of $14.9 million before tax in the three months and six months ended June 30, 2006.

4) Investments segment.  We increased our investment portfolio in the six months ended June 30, 2006, principally as a result of favorable net cash flow from operations.  Investment income increased in the second quarter and first six months of 2006 compared to the corresponding periods of 2005 because of the increase in the investment portfolio and higher short-term interest rates in 2006.  At June 30, 2006, $1.0 billion of the investment portfolio was in fixed maturities of 2 years or less compared to $1.2 billion at December 31, 2005.

5) Stockholders’ equity.  Our stockholders’ equity increased from $712.8 million ($19.14 per share) at December 31, 2005 to $789.7 million ($21.35 per share) at June 30, 2006.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and six months ended June 30, 2006 and 2005 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 6 to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Income before tax from investment segment:
Net investment income	$26,273	$19,051	$51,005	$36,182
Realized gains on investments	1,113	16,352	2,723	19,222
Income before tax from investments segment	27,386	35,403	53,728	55,404
Income (loss) before tax from:
Workers’ compensation segment	73,816	42,864	139,114	84,025
Reinsurance segment	(14,915)	2,542	(14,909)	4,949
Parent segment	(2,752)	(8,351)	(6,039)	(13,667)
Income before tax and before equity in (loss) earnings of investee	83,535	72,458	171,894	130,711
Income tax expense	29,435	25,682	60,294	45,805
Income after tax and before equity in (loss) earnings of investee	54,100	46,776	111,600	84,906
Equity in (loss) earnings of investee after tax		(376)		794
Net income	$54,100	$46,400	$111,600	$85,700

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

The combined ratios of the workers’ compensation and reinsurance segments for the three and six months ended June 30, 2006 and 2005 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Workers’ compensation:
Loss and loss adjustment expenses:
Current accident year	51.3%	60.1%	54.2%	60.2%
Prior accident years	(14.0)%	(0.9)%	(13.5)%	(0.8)%
Loss and loss adjustment expenses	37.3%	59.2%	40.7%	59.4%
Underwriting and other operating expenses	31.3%	25.8%	30.5%	25.6%
Combined ratio	68.6%	85.0%	71.2%	85.0%

Reinsurance:
Loss and loss adjustment expenses	442.0%	65.0%	219.1%	64.2%
Underwriting and other operating expenses	19.7%	12.3%	17.3%	14.7%
Combined ratio	461.7%	77.3%	236.4%	78.9%

Net premiums earned of the workers’ compensation and reinsurance segments for the three and six months ended June 30, 2006 and 2005 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Workers’ compensation:
California	$152,055	$197,042	$312,402	$383,533
Outside California	83,305	88,522	170,580	175,526
Total workers’ compensation	235,360	285,564	482,982	559,059
Reinsurance	4,124	11,216	10,928	23,438
Net premiums earned	$239,484	$296,780	$493,910	$582,497

Workers’ Compensation Segment

The combined ratio of our workers’ compensation segment improved in the three and six months ended June 30, 2006 compared to the corresponding periods in 2005, principally because of a lower estimated accident year loss and loss adjustment expense ratio in the three and six months ended June 30, 2006 compared to the estimated loss and loss adjustment expense ratio in the corresponding periods in 2005 and favorable development of prior year loss reserves (14.0% and 13.5%, respectively, of earned premium for the three months and six months ended June 30, 2006).  The estimates we made for our loss costs in recent accident years are subject to considerable uncertainty because of fluctuating rates of claim cost inflation and deflation and the impact of workers’ compensation legislative reforms in 2003 and 2004.  We discuss the assumptions we made about the inflation trend for recent accident years under “Loss Reserves” on pages 23 to 27.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Premiums in-force, number of policies in-force and insured payrolls in California and outside of California were as follows (premiums in-force is a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown; and insured payroll is our best indicator of exposure):

	California			Outside California
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls
June 30, 2006	$589.7	26,500	$9,558.6	$334.0	17,000	$12,069.6
December 31, 2005	722.9	27,500	9,930.3	326.9	16,900	11,236.3
June 30, 2005	778.4	28,200	10,142.2	330.1	16,900	11,152.6
December 31, 2004	731.3	27,200	9,310.0	311.0	16,200	10,410.5

Workers’ compensation net premiums earned decreased in the three and six months ended June 30, 2006 compared to the corresponding periods in 2005, principally because of decreases in rates charged to our policyholders in 2005 and 2006.  In California, the state in which the largest amount of our workers’ compensation premiums is earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends.  These manual rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision, annually; and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics.  In addition to changes in manual premium rates, changes in the amount of credit or debit allowed by our underwriters and changes in experience modification factors will impact our workers’ compensation premium revenues.  The following table sets forth the percentage changes in California manual rates and average rates charged in California based on changes in manual rates and, on renewal business, the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Effective date of change	Manual Rate Change	Average Charged Rate Change
January 1, 2004	0.0%	(4.0)%
July 1, 2004	(10.0)	(12.0)
January 1, 2005	(2.0)	0.0
July 1, 2005	(12.0)	(19.0)
January 1, 2006	(13.0)	(15.0)
July 1, 2006	(5.0)	(a)

(a)             Information regarding average charged rates at July 1, 2006 is not yet available.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Reinsurance Segment

In September 2005, we announced our exit from the reinsurance business.  Zenith will not renew existing assumed reinsurance contracts and has ceased writing any new contracts.  We will service our obligations under our assumed reinsurance contracts and will receive earned premiums and be subject to continuing exposure to losses until our in-force assumed reinsurance contracts expire.

The results of the reinsurance segment in the three months and six months ended June 30, 2006 include $14.9 million before tax ($9.7 million after tax, or $0.26 per share) of increased estimated losses attributable to claims and information we received in the second quarter regarding losses primarily from Hurricanes Wilma and Rita which occurred in the second half of 2005.  There were no catastrophe losses that impacted the results of the reinsurance operations in the three months and six months ended June 30, 2005.

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

Parent Segment

The parent segment loss reflects the holding company activities of Zenith National.  Parent segment loss before tax for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Interest expense	$(1,314)	$(2,034)	$(2,649)	$(5,326)
Parent expenses	(1,438)	(6,317)	(3,390)	(8,341)
Parent segment loss	$(2,752)	$(8,351)	$(6,039)	$(13,667)

Interest expense was lower in the three and six months ended June 30, 2006 compared to the corresponding periods of the prior year because $123.8 million of our 5.75% Convertible Senior Notes due March 30, 2023 (“Convertible Notes”) were converted into our common stock during 2005.

Parent expenses in the three and six months ended June 30, 2005 include $4.7 million related to the conversion of certain of the Convertible Notes in April 2005 (see Note 4 to the Consolidated Financial Statements).

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses as of the balance sheet date (“loss reserves”).  Our loss reserves were as follows:

(Dollars in millions)	June 30, 2006	December 31, 2005
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,521	$1,523
Less: Receivable from reinsurers and state trust funds for unpaid losses	233	243
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,288	$1,280
Reinsurance segment:
Unpaid losses and loss adjustment expenses gross and net of reinsurance receivable	$153	$180
Total:
Unpaid losses and loss adjustment expenses	$1,674	$1,703
Less: Receivable from reinsurers and state trust funds for unpaid losses	233	243
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,441	$1,460

Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.  Accordingly, our loss reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses.  We perform a comprehensive review of our loss reserves at the end of every quarter and, in conjunction with actuarial techniques and methods, we employ judgment to establish the most reasonably accurate estimate of loss reserves based on all relevant data.

The amount by which estimated losses, measured subsequently by the reference to payments and additional estimates, differ from those originally reported for a period is known as “development.”  Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims.  Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable development of loss reserves are reflected in our Consolidated Statements of Operations for the period in which the changes are made.

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

At June 30, 2006 and December 31, 2005, IBNR and bulk reserves included in loss reserves, net of reinsurance, were as follows:

(Dollars in millions)	June 30, 2006	December 31, 2005
Workers’ compensation segment	$444	$408
Reinsurance segment	27	54
Total IBNR & bulk reserves	$471	$462

The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the trend of increasing severity (inflation) in the years prior to 2002 compared to the deflationary trend in more recent years.  Severity is the average cost of a claim as measured by the total cost of claims for a year divided by the number of claims in that year.  The annual rate of claim cost inflation (or deflation) is the year over year percentage change in claim severity.  Inflation or deflation is attributable to factors which include increases in health care costs, legislative reforms to the workers’ compensation system, and the number of expensive claims relative to the total number of claims in a year.  Expensive claims are those involving permanent disability of the claimant and, historically in California, they have contributed about 18% of the number of claims and 90% of the cost of all claims.  We have observed a favorable change in the inflationary trend in the amounts we have paid for claims in recent accident years compared to payments for 2001 and prior, but there is uncertainty as to whether the recent deflationary data will be sustained over the long-term.

Our actuaries produce a point estimate of loss reserves using the results of various methods of estimation.  However, these various methods do not produce separate point estimates.  The point estimate is prepared as follows: our actuaries prepare reserve estimates based upon loss patterns, incurred loss patterns and claim count methods for all accident years.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred methods.  For the more recent accident years, with respect to a substantial portion of our actuarial estimate, the estimate is based on a weighted average of the observed and assumed rates of claim inflation.

The inflation (or deflation) assumption is the key assumption in establishing loss reserve estimates for recent accident years.  Management establishes loss reserve estimates in the financial statements that provide for fluctuating rates of inflation depending on the most current data.  The estimates of loss reserves, net of reinsurance ceded, recorded in the financial statements were higher than the actuarial point estimates of loss reserves by $130 million and $104 million at June 30, 2006 and December 31, 2005, respectively.  These differences are attributable to the uncertainty surrounding the ultimate outcome of the workers’ compensation claim inflation and deflation trends for recent accident years.  Management’s estimates of loss reserves make provision for the emergence of medical cost inflation in excess of the deflation in the short-term paid loss data as we settle our more expensive, long-term claims.  Our assumptions and the associated uncertainties are discussed below.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

When we estimate our loss reserves, we do so in the aggregate for all years, and then allocate them to each accident year.  This allows us to look at the year-over-year change in claim severity, or inflation – our most important concept for understanding adequate loss reserve estimates.  By allocating loss reserves to individual accident years, we produce an implied rate of inflation for each year.  Each quarter, we receive additional data about the inflation rate in paid losses for each accident year as we pay and close additional claims.  We use these and other data to determine if any changes in our inflation assumptions are appropriate.  The allocation of loss reserves between accident years is less certain for more recent accident years, for which there is less paid loss data and greater uncertainty caused by legislative reforms in California in 2003 and 2004.  Any changes in our assumptions about inflation rates will cause a change in our loss reserve estimates, although our view of the adequacy of the total loss reserve estimate may be unchanged if the effect of the change in the inflation assumptions has the effect of reallocating the loss reserve estimate among accident years.

At June 30, 2006, the workers’ compensation accident year paid loss inflation rates (negative inflation or deflation rates are shown in parentheses) in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

(Dollars in Thousands)	Estimated Ultimate Losses(A)	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)								Assumed Inflation in Estimated Ultimate Losses
Accident Year		18	30	42	54	66	78	90	102	June 30, 2006	March 31, 2006	December 31, 2005
1998	$220,863	8%	11%	9%	9%	10%	12%	13%	13%	14%	14%	14%
1999	220,178	15	13	15	15	15	15	15		16	16	16
2000	240,477	10	11	12	13	13	13			14	14	14
2001	313,310	15	15	15	15	15				17	17	17
2002	330,326	2	3	4	4					8	8	8
2003	352,954	4	1	(3)						6	6	6
2004	379,029	(8)	(14)							0	2	5
2005	454,403	(4)								(2)	3	6
2006	213,110									0	0

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

In the second quarter of 2006, we received the following information:

•                    We paid and closed additional claims for recent accident years and the deflationary paid loss trends continued.  The paid loss deflation rate for the 2004 accident year decreased from -12% at March 31, 2006 to -14% at June 30, 2006 and the 2005 accident year decreased from 0% to -4%.

•                    In May of 2006, based on their estimates of loss costs as of December 31, 2005, the Workers’ Compensation Insurance Rating Bureau of California (“WCIRB”) published favorable accident

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

year loss ratio (loss ratio does not include loss adjustment expenses) estimates for the California workers’ compensation industry of 34% and 33% for accident years 2005 and 2004, respectively and estimated combined ratios of 58% and 55% for 2005 and 2004, respectively.  In July of 2006, based on their estimates of loss costs as of March 31, 2006, the WCIRB published updated accident year loss ratio estimates for the California workers’ compensation industry of 34% and 33% for accident years 2005 and 2004, respectively and estimated combined ratios of 59% and 55% for 2005 and 2004, respectively.  Their analysis contained some specific anticipated savings from the reforms and also relies significantly on the most current paid loss trends.  As of March 31, 2006, the WCIRB estimated that an indemnity claim in 2004 will cost 21% less than in the pre-reform year of 2002.

•                    As of June 30, 2006, we observed a change in the mix of claims for the 2005 and 2006 accident years in which the number of California permanent disability claims (expensive claims), relative to the total number of claims, decreased compared to 2004 and prior accident years.

We, therefore, reduced our inflation assumptions for estimated losses in the 2005 and 2004 accident years at June 30, 2006 compared to March 31, 2006.  This resulted in net favorable development of $32.9 million in the second quarter of 2006, principally related to a reduction of estimated losses for the 2005 and 2004 accident years. For the six months ended June 30, 2006 we have recognized net favorable development of $65.2 million, principally related to a reduction of estimated losses for the 2005 and 2004 accident years.

The reduction of our estimated losses for the 2004 and 2005 accident years at June 30, 2006 also lowered our estimate of ultimate losses for 2006 compared to the estimate we made at March 31, 2006 for the 2006 accident year.  As a result, our accident year combined ratio for 2006 was 82.6% for the three months ended June 30, 2006 and 84.7% for the six months ended June 30, 2006 compared to a 2006 accident year combined ratio of 86.6% in the first quarter of 2006.  Our current accident year combined ratio would be impacted by, among other factors, any future changes in estimates for prior year losses.

The $65.2 million decrease in reserves during the six months ended June 30, 2006 for accident year 2005 and prior was 5.1% of our estimated workers’ compensation net loss reserves at December 31, 2005.  As a percentage of workers’ compensation net premiums earned in the six months ended June 30, 2006, the favorable development of our workers’ compensation loss reserves was 13.5%.

Different assumptions about the inflation or deflation rates would change our workers’ compensation loss reserve estimates.  A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated loss for that year.  Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year.  For example, if the average annual inflation rate for each of the accident years 2001 through 2006 were decreased by one percentage point in each year, our loss reserve estimates at

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

June 30, 2006 would decrease by about $66.2 million as illustrated in the table that follows:

(Dollars in thousands)	Assumption Currently Used			Revised Assumption
Accident Year	Assumed Inflation Rate	(a) Cumulative Inflation Factor	(b) Estimated Ultimate Losses	Assumed Inflation Rate	(c) Cumulative Inflation Factor	[(c)/(a)]x(b) Estimated Ultimate Losses
2001	17%	1.170	$313,310	16%	1.160	$310,632
2002	8	1.264	330,326	7	1.241	324,315
2003	6	1.340	352,954	5	1.303	343,208
2004	0	1.340	379,029	(1)	1.290	364,886
2005	(2)	1.313	454,403	(3)	1.251	432,946
2006	0	1.313	213,110	(1)	1.238	200,937
			$2,043,132			$1,976,924
					Decrease	$(66,208)

Workers’ compensation reform legislation enacted in 2003 and 2004 in Florida and California has resulted in short-term cost deflation and may reduce or eliminate the long-term trend of increasing costs of claims and the ultimate inflation rate.

In California, as of June 30, 2006, we have settled only 47% of our 2003 expensive, permanent disability cases, 25% of our 2004 permanent disability cases and 4% of our 2005 permanent disability cases.  This sample is too small for us to conclude at this time that the recent decline in the short-term inflation rate will offset the long-term inflation in workers’ compensation health care costs which have historically exceeded general health care costs.  As a result, we have established current loss reserves and net income based on our best estimate that inflation rates will be higher than predicted by the WCIRB and higher than observed thus far for 2002-2005, but lower than the actual inflation rates observed during 1998-2001 and lower at June 30, 2006 compared to December 31, 2005.

We believe our loss reserve estimates are adequate.  However, the actual ultimate inflation (or deflation) rate will not be known with any certainty for several years.  We assume that general health care inflation trends will continue and will impact our long-term claim costs and reserves.  This may or may not be offset by benefits from the reform legislation and the recently observed reduction in the number of California expensive claims.  We will evaluate our best estimate of inflation (or deflation) rates and reserves every quarter to reflect the most current data.

Investments

The investment portfolio increased in the six months ended June 30, 2006 principally as a result of favorable net cash flow from operations.

The increase in investment income in the three and six months ended June 30, 2006 compared to the corresponding periods in 2005 was the result of the increase in our investment portfolio and higher short-term interest rates.  The average annual yields on the investment portfolio in the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Before Tax(1)	4.7%	3.8%	4.6%	3.7%
After Tax	3.1%	2.5%	3.1%	2.4%

(1)             Reflects the pre-tax equivalent yield on tax-exempt securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

At June 30, 2006, our investment portfolio was comprised of 62% fixed maturity securities, 33% short-term investments, 4% equity securities and 1% other investments.  Fixed maturity securities include primarily corporate bonds, U.S. Government bonds, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”).  Of the fixed maturity portfolio, including short-term investments, 94% and 95% were rated investment grade at June 30, 2006 and December 31, 2005, respectively.  The average maturity of the fixed maturity portfolio, including short-term investments, was 4.2 years and 3.8 years at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006 and December 31, 2005, 91% and 93%, respectively, of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities.  Stockholders’ equity will fluctuate with changes in the fair values of available-for-sale securities.  Stockholders’ equity decreased by $23.9 million after deferred tax from December 31, 2005 to June 30, 2006 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

The unrealized net loss on held-to-maturity and available-for-sale fixed maturity investments was as follows:

	Held-to-Maturity	Available-for-Sale
(Dollars in thousands)	Before Tax	Before Tax	After Tax
June 30, 2006	$(5,488)	$(40,159)	$(26,103)
December 31, 2005	(298)	(3,423)	(2,225)

We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.  The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary.  There were no such write-downs in the six months ended June 30, 2006.

In the second quarter of 2005, Zenith reduced the carrying value of its investment in Advent Capital (Holdings) PLC (“Advent Capital”) to reflect the new, publicly traded price of Advent Capital following the listing of Advent Capital’s common stock, resulting in a charge of $9.5 million before tax ($6.2 million after tax) as a reduction of realized gains on investments.

We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that we have appropriately identified other-than-temporary declines in fair value in the three months and six months ended June 30, 2006 and 2005, and that our remaining unrealized losses at June 30, 2006 are not other-than-temporary.  We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary.  We have consistently applied this presumption for fourteen years.  We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary.  Unrealized losses on fixed maturity securities at June 30, 2006 are principally attributable to recent increases in interest rates.

Set forth below is information about unrealized gains and losses in our investment portfolio at June 30, 2006:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
Fixed maturity securities:
Fair value	$1,221,553	$140,873
Amortized cost	1,269,347	138,726
Unrealized (loss) gain	(47,794)	2,147
Fair value as a percentage of amortized cost	96.2%	101.5%
Number of security positions held	244	43
Concentration of unrealized (losses) or gains by type or industry:

Insurance companies	$(4,964)	$1,260
U.S. Treasury notes	(4,505)
Machinery and equipment	(4,328)	33
Municipal bonds	(4,159)
GNMA’s	(3,756)	30
Financial institutions	(3,454)	15
Hotels	(3,378)
Pharmaceuticals	(2,321)
Petroleum	(2,254)
Food and beverage	(2,106)	5
Consumer goods	(1,821)	70
Utilities	(1,768)	161
Other	(8,980)	573
Total	$(47,794)	$2,147
Fixed maturity securities:
Investment grade:
Fair value	$1,137,712	$103,593
Amortized cost	1,178,551	102,712
Fair value as a percentage of amortized cost	96.5%	100.9%
Non-investment grade:
Fair value	$83,841	$37,280
Amortized cost	90,796	36,014
Fair value as a percentage of amortized cost	92.3%	103.5%
Equity securities:
Fair value	$30,695	$62,701
Cost	33,110	43,466
Unrealized (loss) gain	(2,415)	19,235
Fair value as a percentage of cost	92.7%	144.3%
Number of security positions held	12	20

The table below sets forth the fair value of fixed maturity securities at June 30, 2006, based on their expected maturities:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
1 year or less	$142,569	$21,453
After 1 year through 5 years	275,264	82,992
After 5 years through 10 years	725,911	26,762
After 10 years	77,809	9,666
Total	$1,221,553	$140,873

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

The table below sets forth information about fixed maturity and equity securities with unrealized losses at June 30, 2006:

(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value as a Percentage of Cost Basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.1 million at June 30, 2006 and for:
Less than 3 months (5 issues)	$60,428	$(812)	98.7%
3-6 months (39 issues)	258,290	(10,942)	95.9%
6-12 months (59 issues)	487,857	(25,345)	95.1%
Greater than 12 months (27 issues)	126,052	(6,161)	95.3%
Less than $0.1 million at June 30, 2006 (114 issues)	288,926	(4,534)	98.5%
Total	$1,221,553	$(47,794)	96.2%
Equity securities with unrealized losses:
Individually exceeding $0.1 million at June 30, 2006 and for:
Less than 3 months (1 issue)	$5,274	$(213)	96.1%
6-12 months (2 issues)	14,534	(1,929)	88.3%
Greater than 12 months (1 issue)	1,106	(205)	84.4%
Less than $0.1 million at June 30, 2006 (8 issues)	9,781	(68)	99.3%
Total	$30,695	$(2,415)	92.7%

The following is a summary of securities sold at a loss in the three and six months ended June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Fixed maturity securities:
Realized losses on sales	$(432)	$(821)	$(857)	$(3,926)
Fair value at the date of sale	734,218	67,511	1,543,213	652,119
Number of securities sold	8	3	13	16
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(401)	$(134)	$(826)	$(729)
3-6 months				(1,879)
6-12 months	(31)		(31)	(631)
Greater than 12 months		(687)		(687)
Equity securities:
Realized losses on sales	None	$(1,441)	$(407)	$(1,550)
Fair value at the date of sale		7,373	3,466	11,311
Number of securities sold		4	2	8
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months		$(438)	$(407)	$(527)
3-6 months		(295)		(295)
6-12 months		(708)		(728)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Zenith’s insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts.  In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative.  Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments.  The exact timing of the payment of claims cannot be predicted with certainty.  The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims.  At June 30, 2006 and December 31, 2005, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries amounted to $0.9 billion and $1.1 billion, respectively.  These securities, in conjunction with our positive net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future.  We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.

Net cash flow from operating activities was favorable in the six months ended June 30, 2006 but lower than net cash flow from operating activities in the six months ended June 30, 2005 due to lower workers’ compensation premiums and our exit from the reinsurance business as shown in the table below:

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Net cash flow from workers’ compensation segment	$146,040	$228,933
Net cash used in reinsurance segment	(32,427)	(8,037)
Investment income received	33,542	34,040
Interest and other expenses paid by parent	(2,996)	(13,344)
Income taxes paid	(65,364)	(44,281)
Net cash provided from operating activities	$78,795	$197,311

Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses and, from time to time, to make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other investments in Zenith National were $66.8 million and $65.1 million at June 30, 2006 and December 31, 2005, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

Zenith National’s insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends.  In 2006, Zenith Insurance will be able to pay up to $133.2 million of dividends to Zenith National without prior approval of the California Department of Insurance. Zenith Insurance paid a dividend of $25.0 million and $20.0 million to Zenith National in the second quarters of 2006 and 2005, respectively.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (Continued)

Contractual Obligations and Contingent Liabilities

The table below sets forth the amounts of Zenith’s contractual obligations, including interest payable, at June 30, 2006:

	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loss reserves	$367,020	$391,184	$192,841	$723,062	$1,674,107
Redeemable securities	2,501	10,004	10,004	148,530	171,039
Convertible Notes	1,183				1,183
Operating lease commitments	8,659	12,400	4,976		26,035
Total	$379,363	$413,588	$207,821	$871,592	$1,872,364

Our loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, we have included in the preceding table an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid.  We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims.  We do not expect to have to sell securities or use our credit facility to pay claims.

Our contractual obligations under the outstanding Redeemable Securities consist of $112.5 million of interest payments over the next 23 years and $ 58.5 million of principal payable in 2028.  Our contractual obligations under the outstanding Convertible Notes consist of $1.2 million of principal and interest that may be due in 2006 as a result of conversion because the holders of the Convertible Notes currently have the right to convert their notes into our common stock during the third quarter of 2006 as a result of the triggering of the contingent conversion condition relative to Zenith National’s common stock price at the end of the second quarter of 2006.  Whether the notes will be convertible after September 30, 2006 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of our common stock.

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

Zenith’s commitments and contingencies are described in Note 7 of the Consolidated Financial Statements.  Accrued guarantee fund assessments would be payable within approximately one year, if they are ultimately assessed.  We cannot currently predict the timing or the outcome of the contingencies surrounding recoveries from the Florida Special Disability Trust Fund.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk – the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, Zenith has the ability to hold fixed maturity investments to maturity.  Zenith relies on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  Zenith does not utilize financial instrument hedges or derivative financial instruments to manage risks, nor does it enter into any swap, forward or option contracts, but will attempt to mitigate its exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors.  In addition, Zenith places the majority of its investments in high- quality, liquid securities and limits the amount of credit exposure to any one issuer.

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

	Expected Maturity Date
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
As of June 30, 2006
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$26,556	$190,866	$98,194	$82,809	$61,329	$902,672	$1,362,426
Weighted average interest rate	5.5%	5.5%	5.7%	5.6%	5.7%	6.2%	6.0%
Short-term investments	$741,091						$741,091
Debt and interest obligations of Zenith:
Convertible Notes payable(1)	1,183						1,183
Redeemable securities	2,501	5,002	5,002	5,002	5,002	148,530	171,039

As of December 31, 2005
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$59,111	$190,319	$70,724	$74,823	$62,436	$724,490	$1,181,903
Weighted average interest rate	4.8%	4.7%	5.2%	4.7%	5.0%	5.4%	5.2%
Short-term investments	$904,093						$904,093
Debt and interest obligations of Zenith:
Convertible Notes payable(1)	1,216						1,216
Redeemable securities	5,045	$5,045	$5,045	$5,045	$5,045	$149,799	175,024

(1)             The Convertible Notes are shown with an expected maturity date in 2006 because the holders have the right to convert their notes into our common stock during the third quarter of 2006 and had the same right in the first quarter of 2006 (see discussion of the Convertible Notes under “Contractual Obligations and Contingent Liabilities” in “Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting of Zenith National was held on May 24, 2006.  Four matters were presented to a vote of the stockholders.

One matter was the election of Directors.  The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld
Max M. Kampelman	35,400,736	591,834
Robert J. Miller	33,646,298	2,346,272
Leon E. Panetta	35,181,236	811,334
Catherine B. Reynolds	35,175,272	817,298
Alan I. Rothenberg	35,835,947	156,623
William S. Sessions	35,404,462	588,108
Gerald Tsai, Jr.	35,276,750	715,820
Michael Wm. Zavis	35,836,112	156,458
Stanley R. Zax	35,209,145	783,425

With respect to the election of Directors, there were no votes cast against any Director, no abstentions and no broker non-votes.

The second matter was a vote to approve the Second Amended and Restated 2004 Restricted Stock Plan to increase the number of shares available for award under the plan by 250,000 shares.  The tabulation of the votes for the amended and restated plan, which was approved, follows:

Votes
For	27,104,106
Against	749,265
Abstain	749,331
Broker Non-Votes	7,389,868

The third matter was a vote to adopt Zenith National’s Amended and Restated Certificate of Incorporation, to increase the number of authorized shares of common stock from 50 million to 100 million.  The tabulation of votes for the adoption of the amended and restated certificate, which was approved, follows:

Votes
For	33,323,880
Against	2,630,063
Abstain	38,627
Broker Non-Votes	0

The fourth matter was a vote to ratify the appointment of PricewaterhouseCoopers LLP as Zenith’s auditors for the fiscal year ending December 31, 2006. The tabulation of votes for the appointment, which was ratified, follows:

Votes
For	35,826,109
Against	128,073
Abstain	38,388
Broker Non-Votes	0

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006, a copy of which is attached hereto as Exhibit 3.1.

3.2	Bylaws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.1

Employment Agreement dated May 24, 2006 between Zenith National Insurance Corp. and Kari L. Van Gundy. (Incorporated herein by reference to Exhibit 10.1 to Zenith’s Current Report on Form 8-K filed on May 26, 2006.)

10.2

Zenith National Insurance Corp. 2004 Restricted Stock Plan (as amended and restated May 24, 2006) (Incorporated herein by reference to Exhibit 10.2 to Zenith’s Current Report on Form 8-K filed on May 26, 2006.)

10.3

Zenith National Insurance Corp.’s revised policy on non-business use of the company-owned aircraft by executive officers and imputation of income therefor (The information under the caption “Company-Owned Aircraft Usage Policy” in Item 1.01 of Zenith’s Current Report on Form 8-K filed on May 26, 2006, is incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZENITH NATIONAL INSURANCE CORP.

July 24, 2006	By:	/s/ STANLEY R. ZAX
Date		Stanley R. Zax
Chairman of the Board and President (Principal Executive Officer)

July 24, 2006	By:	/s/ WILLIAM J. OWEN
Date		William J. Owen
Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)