Form 10-Q
period 2006-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2006-10-23
CIK 109261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐          No  ☒

At October 20, 2006, there were 36,998,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2006
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(Dollars and shares in thousands)	2006	2005
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $177,355 in 2006 and $137,237 in 2005)	$178,426	$137,535
At fair value (amortized cost $1,283,150 in 2006 and $1,048,089 in 2005)	1,273,059	1,044,666
Equity securities, at fair value (cost $68,116 in 2006 and $68,048 in 2005)	84,304	73,304
Short-term investments (at cost or amortized cost, which approximates fair value)	716,406	904,093
Other investments	6,326	7,402
Total investments	2,258,521	2,167,000
Cash	11,948	7,469
Accrued investment income	18,734	14,165
Premiums receivable, less bad debt allowance of $101 in 2006 and $77 in 2005	37,554	64,749
Receivable from reinsurers and state trust funds for paid and unpaid losses	239,806	259,076
Deferred policy acquisition costs	16,209	16,674
Deferred tax asset	57,884	67,674
Current income tax receivable	1,157
Goodwill	20,985	20,985
Other assets	104,645	99,664
Total assets	$2,767,443	$2,717,456
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,573,135	$1,703,445
Unearned premiums	105,179	123,473
Policyholders’ dividends accrued (see Note 4)	63,014	30,576
Convertible senior notes payable, less unamortized discount of $22 in 2006 and $26 in 2005	1,128	1,124
Redeemable securities, less unamortized discount of $160 in 2006 and $167 in 2005	58,340	58,833
Current income tax payable		2,543
Other liabilities	97,490	84,667
Total liabilities	1,898,286	2,004,661

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2006 and 2005
Common stock, $1 par, 100,000 shares authorized in 2006 and 50,000 in 2005; issued 44,693 in 2006 and 44,944 in 2005; outstanding 36,998 in 2006 and 37,249 in 2005	44,693	44,944
Additional paid-in capital	457,977	454,281
Retained earnings	529,175	379,031
Accumulated other comprehensive income	3,964	1,191
	1,035,809	879,447
Treasury stock, at cost (7,695 shares in 2006 and 2005)	(166,652)	(166,652)
Total stockholders’ equity	869,157	712,795
Total liabilities and stockholders’ equity	$2,767,443	$2,717,456

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Revenues:
Premiums earned	$229,636	$301,302	$723,546	$883,799
Net investment income	27,494	20,550	78,499	56,732
Realized gains on investments	833	2,043	3,556	21,265
Total revenues	257,963	323,895	805,601	961,796

Expenses:
Loss and loss adjustment expenses incurred	39,309	201,492	259,775	548,429
Policy acquisition costs	37,901	42,998	116,176	128,258
Underwriting and other operating expenses	35,906	33,065	102,775	94,780
Payment regarding conversion of Convertible Notes (see Note 5)		50		4,710
Policyholders’ dividends (see Note 4)	30,893	12,874	38,378	16,166
Interest expense	1,313	1,997	3,962	7,323
Total expenses	145,322	292,476	521,066	799,666
Income from continuing operations before tax and equity in earnings of investee	112,641	31,419	284,535	162,130
Income tax expense	40,441	9,672	100,735	55,477
Income from continuing operations after tax and before equity in earnings of investee	72,200	21,747	183,800	106,653
Equity in earnings of investee, net of income tax expense of $428 (see Note 6)				794
Income from continuing operations	72,200	21,747	183,800	107,447
Gain on sale of discontinued real estate segment, net of income tax expense of $675 (see Note 10)		1,253		1,253
Net income	$72,200	$23,000	$183,800	$108,700

Net income per common share:

Basic:
Continuing operations	$1.95	$0.63	$4.97	$3.30
Discontinued operations		0.04		0.04
Net income	$1.95	$0.67	$4.97	$3.34

Diluted:
Continuing operations	$1.94	0.60	$4.95	$2.96
Discontinued operations		0.03		0.03
Net income	$1.94	$0.63	$4.95	$2.99

Disclosure regarding comprehensive income:

Net income	$72,200	$23,000	$183,800	$108,700
Other comprehensive income (loss), net of tax:
Net change in net unrealized appreciation (depreciation) on investments	19,134	(16,735)	2,773	(38,019)
Net change in foreign currency translation adjustment				(3,009)
Comprehensive income	$91,334	$6,265	$186,573	$67,672

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Premiums collected	$759,942	$925,523
Investment income received	52,465	50,417
Loss and loss adjustment expenses paid	(361,404)	(333,460)
Underwriting and other operating expenses paid	(245,422)	(264,141)
Interest paid	(5,201)	(10,060)
Income taxes paid	(96,230)	(80,680)
Cash paid regarding conversion of Convertible Notes (see Note 5)		(4,710)
Net cash provided by operating activities	104,150	282,889

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(54,937)	(6,323)
Fixed maturity securities available-for-sale	(608,401)	(1,597,075)
Equity securities available-for-sale	(37,232)	(59,704)
Other investments	(1,254)	(862)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	13,756	23,861
Fixed maturity securities available-for-sale	29,828	35,725
Other investments	2,855	17,444
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	328,699	1,108,621
Equity securities available-for-sale	40,167	95,803
Other investments	1,629	347
Net decrease in short-term investments	222,741	132,152
Capital expenditures and other, net	(7,644)	(8,759)
Net cash used in investing activities	(69,793)	(258,770)

Cash flows from financing activities:
Cash dividends paid to common stockholders	(29,902)	(20,452)
Repurchase of redeemable securities	(500)
Proceeds from exercise of stock options	227	3,471
Excess tax benefit on stock-based compensation	297
Purchase of treasury shares		(10,886)
Net cash used in financing activities	(29,878)	(27,867)
Net increase (decrease) in cash	4,479	(3,748)
Cash at beginning of period	7,469	10,322
Cash at end of period	$11,948	$6,574

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005

Reconciliation of net income to net cash flows provided by operating activities:

Net income	$183,800	$108,700

Adjustments to reconcile net income to net cash flows provided by operating activities:
Net depreciation, amortization and (accretion)	(14,657)	2,038
Realized gains on investments	(3,556)	(21,265)
Equity in earnings of investee		(794)
Gain on sale of discontinued real estate segment		(1,253)
(Increase) decrease in:
Accrued investment income	(3,779)	(1,557)
Premiums receivable	24,785	(19,134)
Receivable from reinsurers and state trust funds for paid and unpaid losses	19,328	31,968
Deferred policy acquisition costs	465	(2,509)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(130,310)	185,215
Unearned premiums	(18,294)	25,774
Accrued policyholders’ dividends	32,438	12,555
Net income taxes (receivable) payable	4,505	(25,203)
Accrued expenses	9,975	(1,706)
Other	(550)	(9,940)
Net cash provided by operating activities	$104,150	$282,889

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Preferred stock, $1 par:
Beginning of period	None	None	None	None
End of period	None	None	None	None

Common stock, $1 par:
Beginning of period	$44,691	$30,501	$44,944	$26,510
Exercise of stock options		185	11	943
Conversion of convertible senior notes		34		3,248
3-for-2 stock split (see Note 1)		11,520		11,520
Restricted stock awards granted		22		41
Restricted stock awards not yet vested			(320)
Restricted stock vested	2		58
Restricted stock awards forfeited		(4)		(4)
End of period	44,693	42,258	44,693	42,258

Additional paid-in capital:
Beginning of period	456,897	415,648	454,281	314,262
Exercise of stock options		4,198	216	21,404
Excess tax benefit on stock-based compensation	8	2,650	206	9,886
Recognition of stock-based compensation expense	1,072	632	3,274	1,793
Conversion of convertible senior notes		808		76,591
3-for-2 stock split (see Note 1)		(11,520)		(11,520)
End of period	457,977	412,416	457,977	412,416

Retained earnings:
Beginning of period	469,928	325,358	379,031	254,682
Net income	72,200	23,000	183,800	108,700
Cash dividends declared to common stockholders	(12,953)	(9,095)	(33,656)	(24,119)
End of period	529,175	339,263	529,175	339,263

Accumulated other comprehensive income (loss):
Beginning of period	(15,170)	19,290	1,191	43,583
Net change in unrealized appreciation on investments, net of deferred tax and reclassification adjustment	19,134	(16,735)	2,773	(38,019)
Change in foreign currency translation adjustment, net of deferred tax				(3,009)
End of period	3,964	2,555	3,964	2,555

Treasury stock, at cost:
Beginning of period	(166,652)	(159,092)	(166,652)	(136,890)
Acquisition of treasury shares		(7,560)		(29,762)
End of period	(166,652)	(166,652)	(166,652)	(166,652)

Total stockholders’ equity	$869,157	$629,840	$869,157	$629,840

Cash dividends declared per common share	$0.35	$0.25	$0.91	$0.69

Stockholders’ equity per outstanding common share			$23.49	$18.22

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

Note 2.  Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method.  SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  We previously adopted the fair value based method of recording stock options consistent with SFAS No. 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Under the prospective method, all employee stock options granted since January 2002 are expensed over the stock option vesting period based on the fair value at the date the options were granted.  Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent under our stock-based compensation plans, the adoption of SFAS No. 123R did not have a material impact on our consolidated statements of financial condition, results of operations, or cash flows.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 2.  Stock-Based Compensation (continued)

The total compensation cost recognized for stock-based awards was $0.8 million (net of $0.4 million tax benefit) and $2.2 million (net of $1.1 million tax benefit) in the three and nine months ended September 30, 2006, respectively, and $0.5 million (net of $0.3 million tax benefit) and $1.3 million (net of $0.7 million tax benefit), respectively, in the corresponding periods of 2005.

Restricted Stock Awards.  Under a restricted stock plan approved by our stockholders in May 2004, as amended in May 2006 (“Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock, par value $1.00 per share (“Zenith National’s common stock”) with restricted ownership rights.  Of the shares of stock granted to employees, 50% vest two years after the grant date and the remaining 50% of the shares vest four years after the grant date.  Shares granted to non-employee Directors vest in equal amounts of one-third of the amount granted over three years.  The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding (granted but not yet vested) under the Restricted Stock Plan at September 30, 2006:

Number of shares authorized for grants	625,000
Number of shares outstanding	302,000
Number of shares available for future grants	265,000

Changes in restricted stock for the nine months ended September 30, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	320,000	$37.13
Granted	13,000	50.00
Outstanding at March 31, 2006	333,000	37.61
Granted	21,000	39.51
Vested	(56,000)	31.57
Forfeited	(9,000)	34.35
Outstanding at June 30, 2006	289,000	39.02
Granted	15,000	40.07
Vested	(2,000)	29.17
Outstanding at September 30, 2006	302,000	39.15

At September 30, 2006, 58,000 shares had vested under the Restricted Stock Plan.  Compensation expense recognized for the three months ended September 30, 2006 and 2005 was $0.8 million and $0.5 million after tax, respectively, and $2.2 million and $1.3 million after tax, respectively, for the nine months ended September 30, 2006 and 2005.  Unrecognized compensation expense before tax under the Restricted Stock Plan was $6.6 million and $8.3 million at September 30, 2006 and December 31, 2005, respectively.

Unrecognized compensation expense associated with restricted shares in the prior periods have been reclassified to additional paid-in-capital.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 2.  Stock-Based Compensation (continued)

Employee Stock Options.  Under an employee non-qualified stock option plan adopted by the Board of Directors and stockholders of Zenith National in 1996 (“Stock Option Plan”), options were granted to certain officers and key employees for the purchase of Zenith National’s common stock at 100% of the market price at the date of grant.  All of the options outstanding at September 30, 2006 expire five years after the grant date.  No options have been granted since 2002.  The Stock Option Plan expired according to its terms in May 2006.

At September 30, 2006, all outstanding stock options granted under the Stock Option Plan had previously vested and all compensation expense related to these options had been recognized.  No compensation expense was recognized in the three months ended September 30, 2006.  Compensation expense after tax was $9,000 in the three months ended September 30, 2005.  In the nine months ended September 30, 2006 and 2005, compensation expense was $15,000 and $29,000 after tax, respectively.

Changes in stock options for the nine months ended September 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	21,000	$20.51
Exercised	(4,000)	19.60
Outstanding at March 31, 2006	17,000	20.71
Exercised	(7,500)	20.50
Outstanding at June 30, 2006 and September 30, 2006	9,500	20.88

All 9,500 options outstanding were exercisable at September 30, 2006 and all of these options will expire during the second quarter of 2007.  Upon the full exercise of these options, 9,500 shares of Zenith National’s common stock would be issued.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 3.  Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)		2006	2005	2006	2005
(A)	Income from continuing operations	$72,200	$21,747	$183,800	$107,447
(B)	Gain on sale of discontinued real estate segment		1,253		1,253
(C)	Net income	$72,200	$23,000	$183,800	$108,700
(D)	Interest expense on the Convertible Notes, net of tax	$12	$447	$36	$2,174
(E)	Weighted average shares outstanding - basic	36,997	34,266	36,964	32,519
	Common shares issuable under Employee Stock Option Plan (treasury stock method)	3	98	5	161
	Common shares issuable under Restricted Stock Plan (treasury stock method)	111	107	124	80
	Common shares issuable upon conversion of the Convertible Notes	69	2,627	69	4,269
(F)	Weighted average shares outstanding – diluted	37,180	37,098	37,162	37,029
	Net income per common share:
	Basic:
(A)/(E)	Continuing operations	$1.95	$0.63	$4.97	$3.30
(B)/(E)	Gain on sale of discontinued real estate segment		0.04		0.04
(C)/(E)	Net Income	$1.95	$0.67	$4.97	$3.34
	Diluted:
((A)+(D))/(F)	Continuing operations	$1.94	$0.60	$4.95	$2.96
(B)/(F)	Gain on sale of discontinued real estate segment		0.03		0.03
((C)+(D))/(F)	Net Income	$1.94	$0.63	$4.95	$2.99
Cash dividends declared per common share		$0.35	$0.25	$0.91	$0.69

Basic weighted average outstanding shares in 2006 includes shares issued in 2005 in connection with the conversion of $123.8 million aggregate principal of our 5.75% Convertible Senior Notes due March 30, 2023 (“Convertible Notes”).  Basic weighted average outstanding shares in 2005 includes shares issued in connection with the conversion of $81.2 million aggregate principal amount of the Convertible Notes in the nine months ended September 30, 2005.

Diluted average outstanding shares include an additional 69,000 shares for each of the three and nine months ended September 30, 2006 and an additional 2.6 million and 4.3 million shares for the three and nine months ended September 30, 2005, respectively, that could have been issued in connection with our Convertible Notes during these periods.  After-tax interest expense of $12,000 and $0.4 million associated with the Convertible Notes for the three months ended September 30, 2006 and 2005, respectively, and $36,000 and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively, is added back to net income in computing net income per diluted share.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 4.  Policyholders’ Dividends

Most of our workers’ compensation policies are non-participating but we issue certain policies for which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.  In addition, Florida statutes require payment of policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results.  As of September 30, 2006, we have accrued $16.4 million for the Florida dividends currently payable and have accrued $27.0 million for future estimated payments, as a result of lower loss ratio estimates for prior accident years.

Note 5.  Outstanding Debt

At September 30, 2006, the aggregate maturities for all of Zenith’s long-term borrowings for each of the five years after December 31, 2005 are as follows:

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

The maturity of the outstanding Convertible Notes is presented as being due in 2006 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the fourth quarter of 2006 since the contingent conversion condition relative to our common stock price was met as of September 30, 2006.  If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof.  Whether the notes will be convertible after December 31, 2006 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.  The maximum number of shares that could be required to be issued upon conversion of all Convertible Notes at September 30, 2006 was approximately 69,000.

In the nine months ended September 30, 2005, pursuant to privately negotiated transactions with various holders of the Convertible Notes, the holders converted $81.2 million aggregate principal amount of the Convertible Notes in accordance with the Indenture governing the Convertible Notes.  Upon conversion, the holders received a total of 4.9 million shares (adjusted to reflect the 3-for-2 stock split in 2005) of Zenith National’s common stock, in accordance with the terms of the Indenture and a total of $4.7 million in cash as an incentive for such conversion.  The incentive paid in 2005 is included in the results of the parent segment in 2005.  The shares of Zenith National’s common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 6.  Investment in Advent Capital (Holdings) PLC (“Advent Capital”)

Our investment in Advent Capital is no longer accounted for under the equity method since our ownership was reduced to 10% in 2005 and we no longer have representation on Advent Capital’s board of directors.

Note 7.  Segment Information

Our business is comprised of the following segments: workers’ compensation; reinsurance; investments; and parent.  Our real estate segment was discontinued in 2002.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees injured in the course of employment.  Reinsurance principally consisted of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the reinsurance business.  We will service our obligations under our assumed reinsurance contracts and the results of the reinsurance segment will continue to be included in the results of continuing operations.  Income from operations of the investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our workers’ compensation and reinsurance segments.  Income from the workers’ compensation and reinsurance segments is determined solely by deducting net loss and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned.  Loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National, a holding company which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business.  The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.  The key operating goal for our insurance segments is to achieve a combined ratio of 100% or lower and to achieve a workers’ compensation combined ratio that is at least three percentage points lower than the combined ratio of the national workers’ compensation industry.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 7.  Segment Information (continued)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended September 30, 2006
Revenues:
Premiums earned	$228,662	$974			$229,636
Net investment income			$27,494		27,494
Realized gains on investments			833		833
Total revenues	228,662	974	28,327		257,963
Interest expense				$(1,313)	(1,313)
Income (loss) before tax	92,345	(5,002)	28,327	(3,029)	112,641
Income tax expense (benefit)	33,800	(1,751)	9,452	(1,060)	40,441
Net income (loss)	$58,545	$(3,251)	$18,875	$(1,969)	$72,200
Combined ratios	59.6%	613.6%

Nine Months Ended September 30, 2006
Revenues:
Premiums earned	$711,644	$11,902			$723,546
Net investment income			$78,499		78,499
Realized gains on investments			3,556		3,556
Total revenues	711,644	11,902	82,055		805,601
Interest expense				$(3,962)	(3,962)
Income (loss) before tax	231,459	(19,911)	82,055	(9,068)	284,535
Income tax expense (benefit)	83,512	(6,969)	27,366	(3,174)	100,735
Net income (loss)	$147,947	$(12,942)	$54,689	$(5,894)	$183,800
Combined ratios	67.5%	267.3%
As of September 30, 2006
Total assets	$446,058	$31,178	$2,287,069	$3,138	$2,767,443

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 7.  Segment Information (continued)

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Real Estate (1)	Investments	Parent	Total
Three Months Ended September 30, 2005
Revenues:
Premiums earned	$277,410	$23,892				$301,302
Net investment income				$20,550		20,550
Realized gains on investments				2,043		2,043
Total revenues	277,410	23,892		22,593		323,895
Interest expense					$(1,997)	(1,997)
Income (loss) from continuing operations before tax	62,681	(49,951)		22,593	(3,904)	31,419
Income tax expense (benefit)	21,162	(17,483)		7,421	(1,428)	9,672
Income (loss) from continuing operations	41,519	(32,468)		15,172	(2,476)	21,747
Gain on sale of discontinued real estate segment, net of tax expense of $675			$1,253			1,253
Net income (loss)	$41,519	$(32,468)	$1,253	$15,172	$(2,476)	$23,000
Combined ratios	77.4%	309.1%

Nine Months Ended September 30, 2005
Revenues:
Premiums earned	$836,469	$47,330				$883,799
Net investment income				$56,732		56,732
Realized gains on investments				21,265		21,265
Total revenues	836,469	47,330		77,997		961,796
Interest expense					$(7,323)	(7,323)
Income (loss) from continuing operations before tax and equity in earnings of investee	146,706	(45,002)		77,997	(17,571)	162,130
Income tax expense (benefit)	51,162	(15,751)		25,939	(5,873)	55,477
Income (loss) from continuing operations after tax and before equity in earnings of investee	95,544	(29,251)		52,058	(11,698)	106,653
Equity in earnings of investee, net of tax expense of $428				794		794
Income (loss) from continuing operations	95,544	(29,251)		52,852	(11,698)	107,447
Gain on sale of discontinued real estate segment, net of tax expense of $675			$1,253			1,253
Net income (loss)	$95,544	$(29,251)	$1,253	$52,852	$(11,698)	$108,700
Combined ratios	82.5%	195.1%
As of September 30, 2005
Total assets	$476,761	$58,548		$2,136,004	$5,007	$2,676,320

(1) Discontinued in 2002

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 7.  Segment Information (continued)

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Income before tax from investment segment:
Net investment income	$27,494	$20,550	$78,499	$56,732
Realized gains on investments	833	2,043	3,556	21,265
Income before tax from investment segment	28,327	22,593	82,055	77,997
Income (loss) before tax from:
Workers’ compensation segment	92,345	62,681	231,459	146,706
Reinsurance segment	(5,002)	(49,951)	(19,911)	(45,002)
Parent segment	(3,029)	(3,904)	(9,068)	(17,571)
Income from continuing operations before tax and equity in earnings of investee	112,641	31,419	284,535	162,130
Income tax expense	40,441	9,672	100,735	55,477
Income from continuing operations after tax and before equity in earnings of investee	72,200	21,747	183,800	106,653
Equity in earnings of investee, net of tax				794
Income from continuing operations	72,200	21,747	183,800	107,447
Gain on sale of discontinued real estate segment, net of tax		1,253		1,253
Net income	$72,200	$23,000	$183,800	$108,700

Note 8. Commitments and Contingencies

Contingencies Surrounding State Guarantee Fund Assessments

State guarantee funds (“Guarantee Funds”) exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent.  The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to other insurance companies doing business in their states.  Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments.  Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company’s liabilities to policyholders.  The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable.  Zenith Insurance writes workers’ compensation insurance in many states in which unpaid workers’ compensation liabilities are the responsibility of the Guarantee Funds and has received, and expects to continue to receive, Guarantee Fund assessments, some of which may be based on certain of the premiums it has already earned at September 30, 2006.

Zenith recorded an estimate of $13.0 million (net of expected recoveries of $2.0 million recoverable before the end of 2007) for its expected liability at September 30, 2006 for Guarantee Fund assessments.  Recoveries are attributable to premium tax credits in various states.  The amount of the recovery we have recorded is limited to credits applicable to, and recoverable from, premiums earned at September 30, 2006.  The estimated expense for Guarantee Fund assessments was $1.7 million and $4.5 million in the three and nine months ended September 30, 2006, respectively, compared to $1.6 million and $4.8 million in the three and nine months ended September 30, 2005, respectively.  Our estimated liability is based on currently available information and could change based on additional information or reinterpretation of existing information concerning the actions of the

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 8. Commitments and Contingencies (continued)

Guarantee Funds.  Zenith expects that it will continue to accrue and receive Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which Zenith is entitled.

Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable

The Florida Special Disability Trust Fund (“SDTF”) was established to reimburse insurance companies and employers for the cost of certain workers’ compensation claims.  The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring.  These claims are sometimes referred to as “second injuries.”  We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim.  The SDTF stopped accepting new second injury claims dated after January 1, 1998.  At September 30, 2006, approximately 550 of our eligible Florida claims have been accepted, for which we have recorded a recoverable of $4.1 million, net of amounts due to reinsurers.  We bill the SDTF and receive reimbursements as we make payments on accepted claims.  The SDTF is funded by currently assessing a fee of 4.52% of workers’ compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business.  If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk.  However, we have no current information to indicate that the SDTF assessment in Florida will not continue.  We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 42 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 9.  Exercise of Stock Options Using Previously Acquired Shares

In 2005, a Zenith employee exercised his option to purchase from Zenith National a total of 1,198,500 shares of Zenith National’s common stock at an exercise price of $15.75 per share using previously owned shares to pay the purchase price.  The employee arranged with Zenith for it to withhold shares from the shares acquired upon exercise of the option as reimbursement of withholding taxes due.

The following table sets forth these transactions:

(Dollars and shares in thousands, except per share data)	September 2005	February 2005
Shares of common stock purchased	268	931
Exercise price per share	$15.75	$15.75
Aggregate exercise price	$4,219	$14,657
Number of shares tendered by employee in lieu of cash payment of aggregate exercise price	99	432
Number of shares withheld for withholding taxes due	78	225
Value of shares tendered by employee in lieu of cash payment of aggregate exercise price	$4,219	$14,657
Value of shares withheld for withholding taxes due	$3,341	$7,545

These exercises of stock options had no net effect on cash or stockholders’ equity in 2005 because the increase in treasury stock for the shares tendered was offset by an increase in common stock and an increase in additional paid-in capital for the shares issued.  The shares withheld by Zenith in lieu of cash payment to reimburse Zenith for withholding taxes decreased stockholders’ equity by increasing treasury stock and decreasing cash.

Note 10. Discontinued Operations – Gain on Sale of Real Estate Segment

In 2002, Zenith sold its home-building business and related real estate assets in Las Vegas, Nevada to Meritage Corporation (“Meritage”). The business had been operated by Zenith National’s indirect, wholly-owned subsidiary, Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada corporation (“Perma-Bilt”)). In the transaction, Meritage, through its wholly-owned subsidiary, MTH-Homes Nevada, Inc. (“MTH Nevada”), acquired substantially all of Perma-Bilt’s assets, subject to the related liabilities, pursuant to a Master Transaction Agreement and related asset and real property acquisition agreements (“Agreement”).

In addition to the consideration received in October 2002, the Agreement entitled Zenith to receive 10% of MTH Nevada’s pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains on this sale of $1.9 million before tax ($1.3 million after tax) in the third quarter of 2005. This gain represents our share of MTH Nevada’s profits for the twelve months ended September 30, 2005, under the earn-out provision of the sale.  The amount received in 2005 was the last such payment under the earn-out provision.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 11.  Recently Issued Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).  SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement, and elections of benefits, features or rights contained within the contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. The Company will adopt SOP 05-1 on January 1, 2007.  We expect that SOP 05-1 will not have a material effect on our consolidated financial condition or results of operations.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We expect that SFAS No. 157 will not have a material effect on our consolidated financial condition or results of operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 11.  Recently Issued Accounting Pronouncements (continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We expect that SAB 108 will not have a material effect on our consolidated financial condition or results of operations.

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

Overview

1) Revenues.  Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment.  Total revenues decreased in the three and nine months ended September 30, 2006 compared to the corresponding periods of 2005 principally because of decreased workers’ compensation and reinsurance premium revenues.  Workers’ compensation premiums declined principally as a result of rate decreases and reduced insured payrolls due to increased competition in California. Reinsurance premiums declined due to our exit from the business.

2) Income from workers’ compensation and reinsurance segments.  The results of our workers’ compensation and reinsurance segments may fluctuate from time to time.

a)            Workers’ compensation.  Income from our workers’ compensation segment in the three months and nine months ended September 30, 2006 increased compared to the corresponding periods in 2005.

b)            Reinsurance.  Results of the reinsurance segment in the three months and nine months ended September 30, 2006 were reduced by $5.0 million ($3.2 million after tax, or $0.09 per share) and $19.9 million ($12.9 million after tax, or $0.35 per share), respectively, of increased estimated losses primarily from the 2005 hurricanes.  Results for the three and

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

nine months ended September 30, 2005 were reduced by estimated losses of $55.7 million ($36.2 million after tax, or $0.98 per share) for Hurricanes Katrina and Rita.

3) Loss reserves.  We recognized $58.6 million and $123.8 million in the three months and nine months ended September 30, 2006, respectively, of pre-tax favorable development on prior year workers’ compensation loss reserve estimates to reflect a continuation of deflation trends in the paid loss data for recent accident years during the third quarter and first nine months of 2006.  This favorable development was offset, in part, by the aforementioned pre-tax adverse development of reinsurance reserve of $5.0 million and $19.9 million, respectively, in the three months and nine months ended September 30, 2006.  We also decreased our estimate of workers’ compensation ultimate losses for the 2006 accident year in the third quarter of 2006 compared to the estimate we made at June 30, 2006.

4) Investments segment.  Our investment portfolio increased in the nine months ended September 30, 2006 principally as a result of favorable net cash flow from operations.  Investment income increased in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 because of the increase in the investment portfolio and higher short-term interest rates in 2006.  At September 30, 2006, $0.9 billion of the investment portfolio was in fixed maturities of 2 years or less compared to $1.2 billion at December 31, 2005.

5) Stockholders’ equity.  Our stockholders’ equity increased to $869.2 million ($23.49 per share) at September 30, 2006 from $712.8 million ($19.14 per share) at December 31, 2005.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and nine months ended September 30, 2006 and 2005 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 7 to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Income before tax from investment segment:
Net investment income	$27,494	$20,550	$78,499	$56,732
Realized gains on investments	833	2,043	3,556	21,265
Income before tax from investment segment	28,327	22,593	82,055	77,997
Income (loss) before tax from:
Workers’ compensation segment	92,345	62,681	231,459	146,706
Reinsurance segment	(5,002)	(49,951)	(19,911)	(45,002)
Parent segment	(3,029)	(3,904)	(9,068)	(17,571)
Income from continuing operations before tax and equity in earnings of investee	112,641	31,419	284,535	162,130
Income tax expense	40,441	9,672	100,735	55,477
Income from continuing operations after tax and before equity in earnings of investee	72,200	21,747	183,800	106,653
Equity in earnings of investee, net of tax				794
Income from continuing operations	72,200	21,747	183,800	107,447
Gain on sale of discontinued real estate segment, net of tax		1,253		1,253
Net income	$72,200	$23,000	$183,800	$108,700

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business.  The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.  The key operating goal for our insurance segments is to achieve a combined ratio of 100% or lower and to achieve a workers’ compensation combined ratio that is at least three percentage points lower than the combined ratio of the national workers’ compensation industry.

The combined ratios of the workers’ compensation and reinsurance segments for the three and nine months ended September 30, 2006 and 2005 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Workers’ compensation:
Loss and loss adjustment expenses:
Current accident year	40.3%	49.8%	49.7%	56.8%
Prior accident years	(25.6)%	(2.9)%	(17.4)%	(1.6)%
Loss and loss adjustment expenses	14.7%	46.9%	32.3%	55.2%
Underwriting and other operating expenses (1)	44.9%	30.5%	35.2%	27.3%
Combined ratio	59.6%	77.4%	67.5%	82.5%

Reinsurance:
Loss and loss adjustment expenses	583.9%	298.6%	248.9%	182.5%
Underwriting and other operating expenses	29.7%	10.5%	18.4%	12.6%
Combined ratio	613.6%	309.1%	267.3%	195.1%

(1)          Includes additional policyholder dividends related to lower loss ratio estimates for prior accident years.

Workers’ compensation reported accident year combined ratios were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Combined Ratio	59.6%	77.4%	67.5%	82.5%
Prior Accident Year Items:
Favorable loss reserve development	25.6%	2.9%	17.4%	1.6%
Policyholders’ Dividends (1)	(11.8)%	(4.0)%	(3.8)%	(1.3)%
Total Prior Accident Year	13.8%	(1.1)%	13.6%	0.3%
Current Accident Year Combined Ratio	73.4%	76.3%	81.1%	82.8%

(1)          Additional policyholder dividends related to the lower loss ratio estimates for prior accident years.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Net premiums earned of the workers’ compensation and reinsurance segments for the three and nine months ended September 30, 2006 and 2005 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Workers’ compensation:
California	$139,156	$191,105	$451,558	$574,638
Outside California	89,506	86,305	260,086	261,831
Total workers’ compensation	228,662	277,410	711,644	836,469
Reinsurance	974	23,892	11,902	47,330
Net premiums earned	$229,636	$301,302	$723,546	$883,799

Workers’ Compensation Segment

The combined ratio of our workers’ compensation segment improved in the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005, and income from the workers’ compensation segment increased by $29.7 million and $84.8 million, respectively, for the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005. The increase in income reflects a lower current accident year loss and loss adjustment expense ratio and higher favorable development of prior year loss reserves in the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005.  These favorable changes were offset, in part, by higher underwriting and other operating expense ratios in 2006 (which include additional policyholder dividends in the third quarter related to lower loss ratio estimates for prior accident years), and by a decrease in net premiums earned in 2006.  Each quarter we re-estimate our loss reserve estimates as we receive more information and the change in estimates are reflected in the period the changes are made.  The 2006 accident year combined ratio of 81.1% for the nine months ended September 30, 2006 includes a lower estimated current accident year loss ratio than the estimate we made for the 2006 accident year loss ratio at June 30, 2006, resulting in a current accident year combined ratio of 73.4% for the third quarter of 2006.  Our 2006 accident year combined ratio estimate was 84.7% in the first six months of 2006.  The estimates we made for our loss costs in recent accident years are subject to considerable uncertainty because of fluctuating rates of claims cost inflation and deflation and the impact of workers’ compensation legislative reforms in 2003 and 2004.  We discuss the assumptions we made at September 30, 2006 about the inflation trends and associated uncertainties for recent accident years under “Loss Reserves” on pages 27 to 31.

Premiums in-force, number of policies in-force and insured payrolls in California and outside of California were as follows (premiums in-force is a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown; and insured payroll is our best indicator of exposure):

	California			Outside California			Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls
September 30, 2006	$545.4	25,700	$9,341.0	$335.4	16,800	$12,359.2	$880.8	42,500	$21,700.2
December 31, 2005	722.9	27,500	9,930.3	326.9	16,900	11,236.3	1,049.8	44,400	21,166.6
September 30, 2005	746.8	28,000	10,113.7	329.3	16,900	11,279.0	1,076.1	44,900	21,392.7
December 31, 2004	731.3	27,200	9,310.0	311.0	16,200	10,410.5	1,042.3	43,400	19,720.5
December 31, 2001	210.4	19,100	5,556.9	209.7	16,400	7,468.7	420.1	35,500	13,025.6

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Premiums in-force in California as of September 30, 2006 have declined approximately 27% since the same time in 2005, principally as a result of rate changes. Also, insured payrolls and policies in-force have declined over the same time period as a result of increased competition in the California workers' compensation market. Premiums in-force outside of California increased notwithstanding rate reductions, principally in Florida, because we wrote additional business as reflected in the increase in insured payrolls.

In California, the state in which the largest amount of our workers’ compensation premiums is earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends.  These manual rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision, annually; and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics.  In addition to changes in manual premium rates, changes in the amount of credit or debit allowed by our underwriters and changes in experience modification factors will impact our workers’ compensation premium revenues.  The following table sets forth the percentage changes in California manual rates and average rates charged in California based on changes in manual rates and, on renewal business for each period, the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Effective date of change	Manual Rate Change	Average Renewal Charged Rate Change
January 1, 2004	0.0%	(4.0)%
July 1, 2004	(10.0)	(12.0)
January 1, 2005	(2.0)	0.0
July 1, 2005	(12.0)	(19.0)
January 1, 2006	(13.0)	(15.0)
July 1, 2006	(5.0)	(11.0)

In California, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends advisory pure premium rates for California workers’ compensation insurance and the California Department of Insurance (“California DOI”) adopts and publishes advisory pure premium rates.  Pure premium rates are rates that would cover expected loss costs but do not contain an element to cover operating expenses or profit.  On September 14, 2006, the WCIRB filed an amended recommendation proposing an average 6.3% decrease in advisory pure premium rates to be effective on policies incepting on or after January 1, 2007.  The recommended decrease was based on an analysis of loss and loss adjustment expense data as of June 30, 2006.  The California DOI has not yet adopted and published advisory pure premium rates for January 1, 2007.  Notwithstanding this process, our California rates continue to be based upon our actuarial analysis of current and anticipated cost trends, and we have not made a determination as to rates for January 1, 2007.

In Florida, the state in which the second largest amount of our workers’ compensation premiums is earned, rates for workers’ compensation insurance are set by the Florida Department of Insurance (“Florida DOI”).  The Florida DOI reduced the rates for Florida workers’ compensation policies effective January 1, 2006 by an average of 13.4% and by an average of 4.0% effective January 1, 2005.

Most of our workers’ compensation policies are non-participating but we issue certain policies for which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.  In addition, Florida statutes require payment of policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results.  As of September 30, 2006, we have accrued $16.4 million for the Florida dividends currently payable and have accrued $27.0 million for future estimated payments, as a result of lower loss ratio estimates for prior accident years.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Reinsurance Segment

The results of the reinsurance segment in the three months and nine months ended September 30, 2006 include $5.0 million ($3.2 million after tax, or $0.09 per share) and $19.9 million ($12.9 million after tax, or $0.35 per share), respectively, of increased estimated losses attributable to claims and information we received in the second and third quarters regarding losses primarily from Hurricanes Wilma and Rita which occurred in the second half of 2005.  Results of the reinsurance segment for the three and nine months ended September 30, 2005 were reduced by estimated catastrophe losses attributable to Hurricanes Katrina and Rita of $55.7 million before tax ($36.2 million after tax, or $0.98 per share), net of additional premiums earned from original and reinstatement premium.

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

Parent Segment

The parent segment loss reflects the holding company activities of Zenith National.  Parent segment loss before tax for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Interest expense	$1,313	$1,997	$3,962	$7,323
Parent expenses	1,716	1,907	5,106	10,248
Parent segment loss	$3,029	$3,904	$9,068	$17,571

Interest expense was lower in the three and nine months ended September 30, 2006 compared to the corresponding periods of the prior year because $123.8 million of our 5.75% Convertible Senior Notes due March 30, 2023 (“Convertible Notes”) were converted into our common stock during 2005.

Parent expenses in the nine months ended September 30, 2005 include $4.7 million related to the conversion of certain of the Convertible Notes (see Note 5 to the Consolidated Financial Statements).

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses as of the balance sheet date (“loss reserves”).  Our loss reserves were as follows:

(Dollars in millions)	September 30, 2006	December 31, 2005
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,452	$1,523
Less: Receivable from reinsurers and state trust funds for unpaid losses	225	243
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,227	$1,280
Reinsurance segment:
Unpaid losses and loss adjustment expenses gross and net of reinsurance receivable	$121	$180

Total:
Unpaid losses and loss adjustment expenses	$1,573	$1,703
Less: Receivable from reinsurers and state trust funds for unpaid losses	225	243
Total unpaid losses and loss adjustment expenses, net of reinsurance	$1,348	$1,460

Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability.  Accordingly, our loss reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses.  We perform a comprehensive review of our loss reserves at the end of every quarter and, in conjunction with actuarial techniques and methods, we employ judgment to establish the most reasonably accurate estimate of loss reserves based on the most recent relevant data.

The amount by which estimated losses, measured subsequently by the reference to payments and additional estimates, differ from those originally reported for a period is known as “development.”  Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases.  Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves. Favorable or unfavorable development of loss reserves are reflected in our Consolidated Statements of Operations for the period in which the changes are made.

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

At September 30, 2006 and December 31, 2005, IBNR and bulk reserves included in loss reserves, net of reinsurance, were as follows:

(Dollars in millions)	September 30, 2006	December 31, 2005
Workers’ compensation segment	$390	$408
Reinsurance segment	21	54
Total IBNR & bulk reserves	$411	$462

The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the trend of increasing severity (inflation) in the years prior to 2002 compared to the deflationary trend in more recent years.  Severity is the average cost of a claim as measured by the total cost of claims for a year divided by the number of claims in that year.  The annual rate of claim cost inflation (or deflation) is the year over year percentage change in claim severity.  Inflation or deflation is attributable to factors which include increases in health care costs, legislative reforms to the workers’ compensation system, and the number of expensive claims relative to the total number of claims in a year.  Expensive claims are those involving permanent disability of an injured worker.  Historically in California, the expensive claims have contributed about 18% of the number of claims and 90% of the cost of all claims.  We have observed a favorable change in the inflationary trend in the amounts we have paid for claims in recent accident years compared to payments for 2001 and prior.  However, expensive claims are paid over several years, often in the form of a settlement with the claimant, and there is uncertainty as to whether the recent deflationary data will be sustained as the expensive claims are settled.  We have also recently observed a reduction in the number of California permanent disability claims in 2005 and 2006 as compared to 2004 and prior accident years, reflecting the change in the permanent disability rating system effective January 1, 2005. This reduction in expensive claims for the 2005 and 2006 accident years is not yet reflected in the paid data trends due to the longer time lag in paying and settling these claims.

Our actuaries produce a point estimate of loss reserves using the results of various methods of estimation.  However, these various methods do not produce separate point estimates.  The point estimate is prepared as follows: our actuaries prepare reserve estimates based upon paid loss patterns, incurred loss patterns and claim count methods for all accident years.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For more mature accident years, all of the methods produce very similar loss estimates and our selections for the actuarial point estimate are based upon incurred methods.  For the more recent accident years, with respect to a substantial portion of our actuarial estimate, our actuarial point estimates are based on the observed and assumed effects of the legislative reforms on the inflation rates for individual components of loss costs.

The inflation (or deflation) assumption is the key assumption in establishing loss reserve estimates for recent accident years.  We believe that we should be conservative in recognizing the benefits of the reform legislation enacted in 2003 and 2004 in California and Florida because we will not know the full impact of these reforms with a high degree of confidence for several years, and because there is

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

uncertainty as to whether the short-term trends will continue over the long-term.  Management establishes loss reserve estimates in the financial statements that provide for fluctuating rates of inflation or deflation depending on the most current data.  The estimates of loss reserves, net of reinsurance ceded, recorded in the financial statements were higher than the actuarial point estimates of loss reserves by $110 million, $130 million, $130 million and $104 million at September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005, respectively.  These differences are attributable to the uncertainty surrounding the ultimate outcome of the workers’ compensation claim inflation and deflation trends for recent accident years. Over time, as the data for these accident years mature, we expect the difference between our financial statement loss reserves and our actuarial point estimates will decrease.  Our assumptions in our estimates of workers’ compensation loss reserves are discussed below.

When we estimate our loss reserves, we do so in the aggregate for all years, and then allocate them to each accident year.  This allows us to look at the year-over-year change in claim severity, or inflation – our most important concept for understanding adequate loss reserve estimates.  By allocating loss reserves to individual accident years, we produce an implied rate of inflation for each year.  Each quarter, we receive additional data about the inflation rate in paid losses for each accident year as we pay and close additional claims.  We use these and other data to determine if any changes in our inflation assumptions are appropriate.  The allocation of loss reserves between accident years is less certain for more recent accident years, for which there is less paid loss data and greater uncertainty caused by legislative reforms in 2003 and 2004.  Any changes in our assumptions about inflation rates will cause a change in our loss reserve estimates, although our view of the adequacy of the total loss reserve estimate may be unchanged if the effect of the change in the inflation assumptions has the effect of reallocating the loss reserve estimate among accident years.

At September 30, 2006, the workers’ compensation accident year paid loss inflation rates (negative inflation or deflation rates are shown in parentheses) in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

(Dollars in Thousands)	Estimated Ultimate Losses (A)	Average Paid Loss per Claim Annual Inflation Evaluated After (number of months)							Assumed Inflation in Estimated Ultimate Losses
Accident Year		21	33	45	57	69	81	93	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005
1998	$220,949	8%	10%	9%	9%	11%	12%	13%	14%	14%	14%	14%
1999	220,147	16	14	14	15	15	16	15	16	16	16	16
2000	240,454	9	11	13	13	14	12		14	14	14	14
2001	313,332	16	16	15	15	14			17	17	17	17
2002	330,315	2	3	4	3				8	8	8	8
2003	352,688	3	(1)	(4)					5	6	6	6
2004	370,993	(10)	(15)						(1)	0	2	5
2005	404,006	(6)							(11)	(2)	3	6
2006	282,648								(6)	0	0

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

In the third quarter of 2006, we received the following information:

•      We paid and closed additional claims and the paid loss deflation trends in recent accident years continued.  The paid loss deflation rate decreased from -4% to -6% for the 2005 accident year and from -14% to -15% for the 2004 accident year and from -3% to -4% for the 2003 accident year.

•      The change in the mix of claims first observed during the second quarter of 2006 continued for the 2005 and 2006 accident years.  The number of California permanent disability claims (expensive claims) relative to the total number of claims decreased compared to 2004 and prior accident years.

•      In July of 2006, the WCIRB published accident year loss ratio estimates for the California workers’ compensation industry based on their estimates of loss costs as of March 31, 2006 of 34% and 33% for accident years 2005 and 2004, respectively, and estimated combined ratios of 59% and 55% for 2005 and 2004, respectively.  Their analysis contains some specific anticipated savings from the reforms and also relies significantly on the most current paid loss trends.  In September of 2006, the WCIRB reduced their loss ratio estimates to 31% for both the 2005 and 2004 accident years, using data as of June 30, 2006.  In October 2006, the WCIRB increased their estimate of the industry reserve redundancy for all accident years to $7.0 billion using data through June 30, 2006 from $5.0 billion using data through December 31, 2005.

•      During the recent California legislative session, it became clear that there is no intent to retroactively change the workers’ compensation reforms, although we anticipate on-going discussions regarding prospectively increasing benefits to injured workers with permanent disabilities.

During the third quarter of 2006 we reduced our inflation assumptions in estimated losses by one percentage point for each of the 2003 and 2004 accident years at September 30, 2006 compared to June 30, 2006 to reflect the change in the paid loss deflation. We also reduced our inflation assumptions in estimated losses for the 2005 accident year by 9 percentage points at September 30, 2006 as compared to June 30, 2006 to reflect both the change in the paid loss deflation and the change in the mix of claims to fewer expensive claims.  These lower inflation assumptions resulted in net favorable development of $58.6 million for the third quarter of 2006, principally related to a reduction of estimated losses for the 2005 and 2004 accident years. For the nine months ended September 30, 2006 we have recognized net favorable development of $123.8 million, principally related to a reduction of estimated losses for the 2005 and 2004 accident years.

Our current accident year combined ratio is impacted by, among other factors, changes in estimates for prior year losses. Because of the reduction in our estimated losses for the 2005 accident year at September 30, 2006, and the change in the mix of claims for 2006, we lowered our estimate of ultimate losses for 2006 compared to the estimate we made at June 30, 2006 for the 2006 accident year.  As a result, our accident year combined ratio for 2006 was 81.1% for the nine months ended September 30, 2006, (excluding 3.8 percentage points attributable to accrued policyholders’ dividends as a result of lower loss ratio estimates for prior accident years).  Our 2006 accident year combined ratio estimate was 84.7% in the first six months of 2006.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The $123.8 million decrease in reserves during the nine months ended September 30, 2006 for accident year 2005 and prior was 9.7% of our estimated workers’ compensation net loss reserves at December 31, 2005.  As a percentage of workers’ compensation net premiums earned in the nine months ended September 30, 2006, the favorable development of our workers’ compensation loss reserves was 17.4%.

Different assumptions about the inflation or deflation rates would change our workers’ compensation loss reserve estimates.  A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated loss for that year.  Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year.  For example, if the average annual inflation rate for each of the accident years 2001 through 2006 were decreased by one percentage point in each year, our loss reserve estimates at September 30, 2006 would decrease by about $67.9 million as illustrated in the table that follows:

(Dollars in thousands)	Assumption Currently Used			Revised Assumption
Accident Year	Assumed Inflation Rate	(a) Cumulative Inflation Factor	(b) Estimated Ultimate Losses	Assumed Inflation Rate	(c) Cumulative Inflation Factor	[(c)/(a)]x(b) Estimated Ultimate Losses
2001	17%	1.170	$313,332	16%	1.160	$310,654
2002	8	1.264	330,315	7	1.241	324,305
2003	5	1.327	352,688	4	1.291	343,120
2004	(1)	1.314	370,993	(2)	1.265	357,158
2005	(11)	1.169	404,006	(12)	1.113	384,652
2006	(6)	1.099	282,648	(7)	1.035	266,188
			$2,053,982			$1,986,077
					Decrease	$(67,905)

In California, as of September 30, 2006, we have settled only 29% of our 2004 expensive, permanent disability cases, 6% of our 2005 permanent disability cases and 0% of our 2006 permanent disability cases.  These settlement ratios are too small for us to conclude at this time that the recent decline in the short-term inflation rate will offset the long-term inflation in workers’ compensation health care costs which have historically exceeded general health care costs.  As a result, we have established current loss reserves based on our best estimate that the cumulative inflation rate for 2002 to 2006 will be higher than observed in the paid loss trends for those years, but lower than the actual inflation rates observed during 1998-2001.

We believe our loss reserve estimates are adequate.  However, the actual ultimate inflation (or deflation) rate will not be known with any certainty for several years.  We assume that general health care inflation trends will continue and will impact our long-term claim costs and loss reserves.  The extent to which this may be offset by benefits from the reform legislation and the recently observed reduction in the number of California expensive claims is uncertain.  We will continue to evaluate our best estimate of inflation (or deflation) rates and loss reserves every quarter to reflect the most current data.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Investments

The investment portfolio increased in the nine months ended September 30, 2006 principally as a result of favorable net cash flow from operations.

The increase in investment income in the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005 was the result of the increase in our investment portfolio and higher short-term interest rates.  The average annual yields on the investment portfolio in the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Before Tax (1)	5.0%	4.0%	4.8%	3.8%
After Tax	3.3%	2.6%	3.1%	2.5%

(1)   Reflects the pre-tax equivalent yield on tax-exempt securities.

At September 30, 2006, our investment portfolio was comprised of 64% fixed maturity securities, 32% short-term investments, 4% equity securities and less than 1% other investments.  Fixed maturity securities include primarily corporate bonds, U.S. Government bonds, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”).  Of the fixed maturity portfolio, including short-term investments, 93% and 95% were rated investment grade at September 30, 2006 and December 31, 2005, respectively.  The average maturity of the fixed maturity portfolio, including short-term investments, was 4.2 years and 3.8 years at September 30, 2006 and December 31, 2005, respectively.  The duration of the fixed maturity portfolio including short-term investments was 3.2 years and 2.9 years as of September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006 and December 31, 2005, 92% and 93%, respectively, of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities.  Stockholders’ equity will fluctuate with changes in the fair values of available-for-sale securities.  Stockholders’ equity decreased by $4.3 million after deferred tax from December 31, 2005 to September 30, 2006 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

The unrealized net loss on held-to-maturity and available-for-sale fixed maturity investments was as follows:

	Held-to-Maturity	Available-for-Sale
(Dollars in thousands)	Before Tax	Before Tax	After Tax
September 30, 2006	$(1,071)	$(10,091)	$(6,559)
December 31, 2005	(298)	(3,423)	(2,225)

We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.  The determination of other-than-temporary includes, in addition to other relevant factors, a presumption

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

that if the market value is below cost by a significant amount for a period of time, a write-down is necessary.  There were no such write-downs in the nine months ended September 30, 2006.

In the second quarter of 2005, Zenith reduced the carrying value of its investment in Advent Capital (Holdings) PLC (“Advent Capital”) to reflect the new, publicly traded price of Advent Capital following the listing of Advent Capital’s common stock, resulting in a charge of $9.5 million before tax ($6.2 million after tax) as a reduction of realized gains on investments.

We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that we have appropriately identified other-than-temporary declines in fair value in the three months and nine months ended September 30, 2006 and 2005, and that our remaining unrealized losses at September 30, 2006 are not other-than-temporary.  We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary.  We have consistently applied this presumption for fourteen years.  We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary.  Unrealized losses on fixed maturity securities at September 30, 2006 are principally attributable to recent increases in interest rates.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Set forth below is information about unrealized gains and losses in our investment portfolio at September 30, 2006:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
Fixed maturity securities:
Fair value	$919,141	$531,273
Amortized cost	938,413	523,163
Unrealized (loss) gain	(19,272)	8,110
Fair value as a percentage of amortized cost	98.0%	101.6%
Number of security positions held	182	115

Concentration of unrealized (losses) or gains by type or industry:
Hotels	$(2,318)	$115
Insurance companies	(1,709)	2,419
Municipal bonds	(1,703)	439
Machinery and equipment	(1,505)	178
U.S. Treasury notes	(1,371)	53
Petroleum	(1,226)	45
Food and beverage	(968)	196
Financial institutions	(906)	1,100
Utilities	(896)	236
Pharmaceuticals	(841)	168
GNMA’s	(836)	783
Consumer goods	(719)	353
Other	(4,274)	2,025
Total	$(19,272)	$8,110
Fixed maturity securities:
Investment grade:
Fair value	$841,899	$466,802
Amortized cost	857,026	460,844
Fair value as a percentage of amortized cost	98.2%	101.3%
Non-investment grade:
Fair value	$77,242	$64,471
Amortized cost	81,387	62,319
Fair value as a percentage of amortized cost	94.9%	103.5%
Equity securities:
Fair value	$20,028	$64,276
Cost	22,000	46,116
Unrealized (loss) gain	(1,972)	18,160
Fair value as a percentage of cost	91.0%	139.4%
Number of security positions held	7	16

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The table below sets forth the fair value of fixed maturity securities at September 30, 2006, based on their expected maturities:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
1 year or less	$98,821	$17,614
After 1 year through 5 years	223,222	200,396
After 5 years through 10 years	549,951	273,239
After 10 years	47,147	40,024
Total	$919,141	$531,273

The table below sets forth information about fixed maturity and equity securities with unrealized losses at September 30, 2006:

(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value as a Percentage of Cost Basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.1 million at September 30, 2006 and for:
6-12 months (14 issues)	$114,131	$(3,251)	97.2%
Greater than 12 months (45 issues)	393,368	(11,515)	97.2%
Less than $0.1 million at September 30, 2006 (123 issues)	411,642	(4,506)	98.9%
Total	$919,141	$(19,272)	98.0%
Equity securities with unrealized losses:
Individually exceeding $0.1 million at September 30, 2006 and for:
Less than 3 months (1 issue)	$3,603	$(417)	89.6%
Greater than 12 months (1 issue)	12,589	(1,423)	89.8%
Less than $0.1 million at September 30, 2006 (5 issues)	3,836	(132)	96.7%
Total	$20,028	$(1,972)	91.0%

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The following is a summary of securities sold at a loss in the three and nine months ended September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Fixed maturity securities:
Realized losses on sales	$(976)	$(1,556)	$(1,833)	$(5,482)
Fair value at the date of sale	80,871	1,010,807	1,624,084	1,662,926
Number of securities sold	4	10	17	26
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months		$(596)	$(826)	$(1,325)
3-6 months		(960)		(2,839)
6-12 months	$(874)		(905)	(631)
Greater than 12 months	(102)		(102)	(687)
Equity securities:
Realized losses on sales	$(153)	$(28)	$(560)	$(1,578)
Fair value at the date of sale	2,302	261	5,768	11,572
Number of securities sold	1	3	3	11
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months		$(27)	$(407)	$(554)
3-6 months		(1)		(296)
6-12 months	$(153)		(153)	(728)

Liquidity and Capital Resources

Zenith’s insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts.  In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative.  Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments.  The exact timing of the payment of claims cannot be predicted with certainty.  The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims.  At September 30, 2006 and December 31, 2005, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries amounted to $0.8 billion and $1.1 billion, respectively.  These securities, in conjunction with our positive net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future.  We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Net cash flow from operating activities was favorable in the nine months ended September 30, 2006 but lower than net cash flow from operating activities in the nine months ended September 30, 2005 due to lower workers’ compensation premiums and our exit from the reinsurance business as shown in the table below:

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Net cash flow from workers’ compensation segment	$211,620	$339,711
Net cash used in reinsurance segment	(57,894)	(8,157)
Investment income received	52,465	50,417
Interest and other expenses paid by parent	(5,811)	(18,402)
Income taxes paid	(96,230)	(80,680)
Net cash provided by operating activities	$104,150	$282,889

Zenith National requires cash to pay any dividends declared to its stockholders, make interest and principal payments on its outstanding debt obligations, fund its operating expenses and, from time to time, to make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other investments in Zenith National were $83.3 million and $65.1 million at September 30, 2006 and December 31, 2005, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

Zenith National’s insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends.  During 2006, Zenith Insurance is able to pay up to $133.2 million of dividends to Zenith National without prior approval of the California Department of Insurance. Zenith Insurance paid dividends of $50.0 million and $20.0 million to Zenith National in the nine months ended September 30, 2006 and 2005, respectively.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

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

	Expected Maturity Date
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
As of September 30, 2006
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$17,672	$110,695	$98,980	$88,757	$83,111	$1,051,199	$1,450,414
Weighted average interest rate	5.0%	5.4%	5.3%	5.2%	5.2%	5.7%	5.6%
Short-term investments	$716,406						$716,406
Debt and interest obligations of Zenith:
Convertible Notes payable (1)	1,150						1,150
Redeemable securities		$5,002	$5,002	$5,002	$5,002	$148,533	168,541

As of December 31, 2005
Investments:
Held-to-maturity and available-for-sale securities:
Fixed rate	$59,111	$190,319	$70,724	$74,823	$62,436	$724,490	$1,181,903
Weighted average interest rate	4.8%	4.7%	5.2%	4.7%	5.0%	5.4%	5.2%
Short-term investments	$904,093						$904,093
Debt and interest obligations of Zenith:
Convertible Notes payable (1)	1,216						1,216
Redeemable securities	5,045	$5,045	$5,045	$5,045	$5,045	$149,799	175,024

(1)   The Convertible Notes are shown with an expected maturity date in 2006 because the holders have the right to convert their notes into our common stock during the fourth quarter of 2006 and had the same right in the first quarter of 2006 (see Note 5 to the Consolidated Financial Statements).

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Zenith’s management, with the participation of Zenith’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Zenith’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, Zenith’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Zenith’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Zenith in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by Zenith in the reports that it files or submits under the Exchange Act is accumulated and communicated to Zenith’s management, including Zenith’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

3.1

Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated herein by reference to Exhibit 3.1 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Bylaws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.1

Fifth Amendment, dated as of July 7, 2006, to Amended and Restated Credit Agreement, dated as of September 30, 2002, between Zenith National Insurance Corp. and Bank of America, N.A., a copy of which is attached hereto as Exhibit 10.1.

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

ZENITH NATIONAL INSURANCE CORP.

October 23, 2006	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

October 23, 2006	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Senior Vice President
& Chief Financial Officer
(Principal Financial and Accounting Officer)