Form 10-K
period 2006-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2007-02-16
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006Commission file number 1-9627
OR
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

        The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was $1,434,746,000 (based on the closing price for such common equity reported by the New York Stock Exchange for June 30, 2006, the last business day of the registrant's most recently completed second quarter).

        At January 31, 2007, there were 37,031,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2006 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2007 Annual Meeting of Stockholders — Part III.

Table of Contents
Zenith National Insurance Corp. and Subsidiaries

PART I

Item 1. Business.
General

        Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged, through its wholly-owned subsidiaries, Zenith Insurance Company ("Zenith Insurance") and ZNAT Insurance Company ("ZNAT Insurance") (collectively, "Zenith"), in the workers' compensation insurance business, nationally, and the assumed reinsurance business. In September 2005, we announced our exit from the reinsurance business and we ceased writing and renewing assumed reinsurance contracts. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," "Company" or similar terms refer to Zenith National together with its subsidiaries.

        Zenith's insurance subsidiaries have been assigned a financial strength rating of A- (Excellent) by A.M. Best Company ("A.M. Best"); A3 (Good) by Moody's Investors Service ("Moody's"); A- (Strong) by Standard & Poor's ("S&P"); and A (Strong) by Fitch Ratings ("Fitch").

        At December 31, 2006, Zenith had approximately 1,750 full-time employees. The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

        Zenith's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders (which is filed as an exhibit to this report) are made available free of charge on its website at www.thezenith.com as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Also available on our website are the following corporate governance materials: Code of Business Conduct; Code of Ethics for Senior Financial Officers (which applies to Zenith's Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and Controller); Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In addition, amendments to, or waivers of, the Code of Ethics for Senior Financial Officers will be posted to our website or contained in a Form 8-K filed within four business days after any such amendment or waiver. Any of the foregoing material may also be obtained, free of charge by written request to: Corporate Secretary, Zenith National Insurance Corp., 21255 Califa Street, Woodland Hills, CA 91367-5021.

Glossary of Selected Insurance Terms

        The following terms when used herein have the following meanings:

Accident year losses	Loss data grouped by the year in which the accident occurred, regardless of when the accident was reported.
Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.
Cede	To transfer to an assuming company, or reinsurer, all or a portion of a risk in consideration of payment of a premium.

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
Experience modification factor	A policy premium factor reflecting the insured employer's historical loss experience.
Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to the insurer or reinsurer.
In-force premiums	Premiums billed or to be billed on all un-expired policies.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss ratio	Net incurred losses expressed as a percentage of net premiums earned.
Loss and loss adjustment expense ratio	The sum of net incurred loss and loss adjustment expenses expressed as a percentage of net premiums earned.
Loss reserves	The balance sheet liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.
Net premiums earned	The portion of net premiums written applicable to the expired period of policies.
Policyholder dividend	A payment to the policyholder on a type of policy upon which a portion of the premium may be repaid to the policyholder after expiration depending upon the loss experience.

Policyholders' surplus
The amount remaining after all liabilities are subtracted from all admitted assets, as determined in accordance with statutory accounting practices. This amount is regarded as financial protection to policyholders in the event an insurance company suffers unexpected or catastrophic losses.
Reinstatement premium	An additional premium paid after a claim on a catastrophe reinsurance contract to renew the contract for the un-expired term.
Reinsurance
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
Statutory accounting practices
Accounting practices promulgated by the National Association of Insurance Commissioners and prescribed or permitted by the states' departments of insurance. In general, statutory accounting practices address policyholders protection and solvency and are more conservative in presentation of earnings, surplus and assets than accounting principles generally accepted in the United States of America ("GAAP").
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

Description of the Business

        We are in the business of managing insurance and investment risk. Our main business activity is the workers' compensation insurance business. We also operated a small assumed reinsurance business from which, in September 2005, we announced our exit and ceased writing and renewing assumed reinsurance contracts. In addition, we maintain a portfolio of investments, principally in fixed maturity securities, funded by the operating cash flows from our insurance businesses and capital. Investment income from the portfolio is impacted by current and historical interest rates and the amount of operating cash flows generated annually from (or used by) the workers' compensation and reinsurance segments. We measure our performance over the long-term by our ability to increase stockholders' equity.

        We report our business in the following segments: workers' compensation; reinsurance; investments; and parent. Our real estate segment was discontinued in 2002. The key operating goal for our insurance segments is to achieve a combined ratio of 100% or lower and to achieve a workers' compensation combined ratio that is at least three percentage points lower than the combined ratio of the national workers' compensation industry. Earned premiums, segment results and the combined ratios of our workers' compensation and reinsurance segments and results of our other business segments for each of the three years ended December 31, 2006, are set forth in Note 16 — "Segment Information" of our Consolidated Financial Statements in our 2006 Annual Report to Stockholders and are hereby incorporated by reference.

  Workers' Compensation Segment

        In the workers' compensation segment, we provide insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment. Our workers' compensation policies are issued to employers who also pay the premiums. The policies provide payments for covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

        Generally, premiums for workers' compensation insurance policies are a function of: (1) the applicable premium rate; (2) the amount of the insured employer's payroll; and (3) if applicable, a factor reflecting the insured employer's historical loss experience (the "experience modification factor"). Premium rates vary according to the nature of the employee's duties and the business of the employer; for example, in California there are currently approximately 500 different classes into which employees are grouped for rating purposes. The policy premium is computed by applying the applicable premium rate to the payroll in each class of the employer's business. Total policy premium is determined after applying the experience modification factor and a further adjustment, known as a schedule rating adjustment, may be made, in certain circumstances, to increase (debit) or decrease (credit) the policy premium. Schedule rating adjustments are made at the discretion of the underwriter based on the individual risk characteristics of the employer and subject to maximum amounts as established in our rate filings. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined as of the end of the policy period after the policyholder's payroll records are audited.

        Our workers' compensation premium revenues will fluctuate depending upon the general level of our rates and the number and size of the businesses we insure. Additional factors impacting our revenues include the general level of employment and wages in the businesses we insure, changes in our insureds' experience modification factors and the amount of schedule rating credits or debits applied by our underwriters, as well as our pricing and underwriting strategy in comparison to our competition.

        Except in those states, primarily Florida, where premium rates for workers' compensation insurance are set by State regulations, our premium rates for workers' compensation are determined by our actuaries for each state in which we do business. In California, the state with the largest concentration of our workers' compensation business, insurance companies are required by law to set adequate workers' compensation premium rates for their own use. Although the California Insurance Commissioner does not set workers' compensation premium rates, the California Insurance Commissioner adopts and publishes advisory pure premium rates (pure premium rates are rates that would cover expected loss costs but generally do not contain an element to cover operating expenses or profit). We are not required to use these California advisory rates. Our rates are continually reviewed for adequacy using actuarial analysis of current and anticipated trends in costs.

        In certain circumstances, a policyholder may be eligible for a return of a portion of the premium based on the loss experience during the policy term, by way of a dividend, calculated and paid after the policy has expired. Alternatively, the policyholder's premium may be adjusted after expiration using a retrospective-rating formula based on losses sustained under the policy. Such retrospective adjustments can result in additional premium due from the policyholder if loss experience is worse than expected or a premium refund if loss experience is better than expected. Although we offer these types of loss-sensitive policies and have written a small number of them, we prefer to offer our customers a policy with a guaranteed cost based on premium rates, insured employer's payrolls and experience modification factors. In addition, Florida statutes require payment of additional policyholder dividends to Florida policyholders pursuant to a formula based on underwriting results.

        Our long-term strategy in the national workers' compensation industry is to attract customers requiring quality services based on adequate premium rates for the exposure. During periods of intense competition or other adverse industry conditions, our premium revenue may be reduced as employers buy elsewhere because we adhere to a long-standing operating principle that we will not compromise the adequacy of our premium rates in order to achieve revenue or market share objectives. Our value proposition is that our services, over the long-run, provide employers the opportunity to reduce their experience modification factor and thereby, their long-term workers' compensation costs. Our loss prevention services focus on workplace safety, accident and illness prevention and safety awareness training. Claims management services include return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings. Investigation and legal services help to detect and prevent fraud and to pursue favorable resolution of disputed claims. Our premium auditors verify appropriate payroll classifications to assure equitable premium billing. We do not out-source our key workers' compensation services, and we have legal services provided by our in-house attorneys and supporting staff.

        During 2006, we wrote workers' compensation insurance in 45 states. Prior to 1992, our workers' compensation segment was concentrated principally in California. We expanded into Texas in 1992 with other states following shortly thereafter. Florida operations commenced with the acquisition of the Associated General Commerce Self-Insurers' Trust Fund ("AGC") on December 31, 1996. On April 1, 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to RISCORP's workers' compensation business (the "RISCORP Acquisition"). The RISCORP Acquisition added workers' compensation business in Florida and other states in the Southeast, principally in North Carolina and Alabama. In recent years, California has offered us the best opportunity to profitably expand our business and has become the state in which the majority of our net premiums are derived. Florida is our second largest state of operations. Net premiums earned for each of the years ended December 31, 2006, 2005 and 2004 for California, Florida and other states, are set forth in the table below:

(Dollars in thousands)	2006	%	2005	%	2004	%
California	$582,282	62.5%	$762,095	68.4%	$621,284	68.9%
Florida	207,200	22.2	208,128	18.7	152,007	16.9
Other	142,257	15.3	143,971	12.9	128,756	14.2

Net Premiums Earned	$931,739	100.0%	$1,114,194	100.0%	$902,047	100.0%

        Our workers' compensation operations are conducted through offices maintained throughout the country. There are ten office locations in California, three in Florida, two in Illinois and offices in each of Texas, Pennsylvania, North Carolina and Alabama.

        The concentration of our business in California and Florida makes the results of our operations dependent on trends that are characteristic of these states as compared to national trends. For example, state legislation, local competition and workers' compensation cost inflation or deflation trends in such states are material to our results.

        In California, workers' compensation reform legislation was enacted in October 2003 and April 2004 with the principal objectives of lowering the trend of increasing costs and improving fairness in the system. The principal changes in the legislation of October 2003 included: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor and physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician; and 6) a presumption of correctness is to be afforded to the evidence-based medical utilization guidelines developed by the American College of Occupational and Environmental Medicine.

        The principal changes in the legislation of 2004 included: 1) employers and insurers are authorized, beginning in 2005, to establish networks of medical providers within which injured workers are required to be treated (an independent medical review would be allowed if the claimant disputes the treatment recommended in the network only after obtaining the opinions of three network physicians); 2) within one working day of filing a claim form, a claimant must be afforded necessary treatment for up to $10,000 in medical fees (however, employers and insurers still have up to 90 days to investigate the compensability of a claim); 3) a methodology for apportioning disabilities between covered, work-related and prior causes was created such that employers are only liable for the portion of permanent disability that accrues from a covered, work-related injury; 4) Temporary Disability ("TD") benefits are not to exceed 104 weeks within 2 years of the first TD payment, but cases with certain specified injuries will be allowed up to 240 weeks of TD benefits within 5 years of the date of injury; 5) Permanent Disability ("PD") ratings are based on a new, objective disability rating schedule effective January 1, 2005 (and for some injuries prior to January 1, 2005) as well as upon the injured workers' diminished future earning capacity, rather than their ability to compete in the open labor market (PD benefits were revised to make available higher benefits to more severely injured workers and lower benefits to less severely injured workers); 6) incentives were created to encourage employers to offer return-to-work programs; and 7) new medical-legal processes for resolving disputed medical issues were created.

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

        The short-term data for loss costs indicate a favorable impact from the legislative reforms. As a result, we have reduced our California premium rates in a manner that we believe deals prudently with the uncertainty about the long-term outcome of loss cost trends for recent accident years. Future California premium rate decisions will be based on the data about loss cost trends or upon any modifications to the workers' compensation system while maintaining our goal of achieving a combined ratio under 100%.

        During the 2006 California legislative sessions, there were no legislative changes to the workers' compensation reforms. We anticipate on-going discussions regarding the implementation of the California reforms particularly as they relate to determination of disability and the level of benefits to injured workers with permanent disabilities. We cannot currently predict if any substantial changes will occur.

  Reinsurance Segment

        In 2005, we exited the reinsurance business and we ceased writing and renewing assumed reinsurance contracts. We earned premiums and were subject to continuing exposure to losses until our in-force assumed reinsurance contracts expired. The majority of our excess of loss assumed reinsurance contracts expired on December 31, 2005 and the remainder fully expired in 2006. Also, under our quota share assumed reinsurance contracts we assumed premiums through the third quarter 2006. However, premiums earned from assumed reinsurance contracts in 2006 were substantially less than in 2005. We will be paying our assumed reinsurance claims for several years and the results of the reinsurance segment, principally consisting of any changes to loss reserve estimates and resulting adjustments to contractual premium, will continue to be included in the results of continuing operations.

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

        We participated in reinsurance contracts that were either proportional in nature, in which the assuming company shares pro rata in the premiums and losses of the ceding company (quota share reinsurance), or arrangements under which the assuming company pays losses in excess of a certain limit in return for a premium, usually determined as a percentage of the ceding company's primary insurance premiums (known as excess of loss reinsurance).

        The income or loss and the combined ratio of the reinsurance segment fluctuated significantly depending upon the incidence or absence of large catastrophe losses. Consequently, the results of our reinsurance business should be evaluated over the long-term. Since its inception in 1985, the combined ratio of our reinsurance segment through December 31, 2006 was 111.0% on $829.2 million of net premiums earned. Loss reserves, net of reinsurance, at December 31, 2006 in our reinsurance segment were $106.1 million, or 8.1% of consolidated net loss reserves.

        In 2006, 2005 and 2004, we recorded losses in our reinsurance segment due to catastrophe losses. The results of the reinsurance segment for the year ended December 31, 2006 include $19.9 million ($12.9 million after tax), of increased estimated losses attributable to claims and information we received in 2006 regarding losses primarily from Hurricanes Wilma and Rita which occurred in the second half of 2005. In 2005, catastrophe losses were $69.2 million ($45.0 million after tax), attributable to Hurricanes Katrina, Rita and Wilma. In 2004, catastrophe losses were $21.1 million ($13.7 million after tax) principally from Hurricanes Charley, Frances, Ivan and Jeanne offset, in part, by a $5.7 million reduction of previously established loss reserves, net of reinstatement premiums, for the 2001 World Trade Center loss.

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

        In addition to property reinsurance we have, historically, written reinsurance for liability insurance, such as general business liability coverage, directors' and officers' liability and excess or umbrella coverage. Although we wrote more of this type of business at the beginning of our involvement in the reinsurance business in 1985 than in the last few years, liability reinsurance constituted about 17% of our earned reinsurance premiums in the ten years ended December 31, 2006.

  Investments Segment

        Our investments department invests the funds made available by our capital and the net cash flows from operations. The objective of our investments segment is to provide income and realized gains on investments, primarily from investments in fixed maturity securities, consistent with policy guidelines and taking into consideration state regulatory restrictions on investments in our insurance subsidiaries. We manage our investment portfolio ourselves and do not rely on external investment managers. The allocation of the portfolio among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. We do not invest in derivative instruments. At December 31, 2006, our consolidated investment portfolio consisted primarily of high-quality bonds and short-term investments, supplemented by a small portfolio of preferred and common stocks. The portfolio of bonds primarily includes U.S. Government securities, mortgage-backed securities issued by the Government National Mortgage Association, municipal bonds and corporate bonds diversified to produce a reasonable balance of risk and investment income. Of the fixed maturity portfolio, including short-term investments, 93% of the investments were rated investment-grade at December 31, 2006 and 95% at December 31, 2005. At December 31, 2006, $0.9 billion of the investment portfolio was in fixed maturities of two years or less.

        As a result of favorable cash flow from our workers' compensation segment, investment income has increased in each of the three years ended December 31, 2006, and is a function of increases in our investment portfolio and higher short-term interest rates during 2005 and 2006.

        At December 31, 2006, 90% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders' equity decreased by $4.0 million after deferred taxes from December 31, 2005 to December 31, 2006 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

        From time to time, we also make investments in limited partnerships and real estate joint ventures. The limited partnerships make long-term strategic investments in corporations, many of which are not publicly traded, with a view toward ultimately exiting the investment position, sometimes after many years. In 2006, 2005 and 2004, we realized $1.7 million, $8.3 million and $15.5 million, respectively, of gains from real estate investments.

        Income from operations of the investments segment includes investment income and realized gains and losses on investments. We do not allocate investment income to the results of our workers' compensation and reinsurance segments.

  Parent Segment

        The parent segment represents the holding company activities of Zenith National, which owns, directly or indirectly, all of the capital stock of its insurance and non-insurance subsidiaries. The results of the parent segment reflect the operating expenses incurred in the holding company activities, such as stock exchange listing and other licensing fees; directors' fees; and legal, auditing and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing and refinancing activities is also a part of the parent segment loss.

  Discontinued Real Estate Segment

        In 2002, we sold our home-building business and related real estate assets to MTH-Homes Nevada, Inc. ("MTH Nevada"), a subsidiary of Meritage Corporation.

        In addition to the consideration received in 2002, we were entitled to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains under the earn-out provision of the sale agreement of $1.9 million ($1.3 million after tax), $2.0 million ($1.3 million after tax) and $1.8 million ($1.2 million after tax) in 2005, 2004 and 2003, respectively. The last such payment under the earn-out provision was received in 2005.

Losses and Loss Adjustment Expense Reserves, Claims and Loss Developments

        Accounting for the workers' compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses ("loss reserves") as of the balance sheet date. The adequacy of loss reserves is inherently uncertain and represents a significant risk to the business which we attempt to mitigate by continually reviewing loss cost trends, attempting to set our premium rates to adequately cover anticipated costs and by professionally managing our claims servicing organization. We endeavor to minimize the estimation risk by performing a comprehensive review of our loss reserves every quarter and, in conjunction with actuarial techniques and methods, we employ judgment to establish the most reasonably accurate estimate of loss reserves based on the most recent relevant data. Significant judgment is required to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given whether the ultimate liability for unpaid losses will be more or less than our current estimates.

        The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as "development." Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases. Favorable or unfavorable development of loss reserves is reflected in our results of operations in the period the changes are made.

        Additional information regarding loss reserve estimates and loss reserve development is set forth under "Loss Reserves" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2006 Annual Report to Stockholders and is hereby incorporated by reference.

        The following table shows development of our liability for unpaid losses and loss adjustment expenses as originally estimated in accordance with GAAP at December 31 of each year presented.

(Dollars in thousands)	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

Liability for unpaid losses and loss adjustment expenses, net	$1,301,076	$1,459,797	$1,212,032	$990,877	$825,869	$742,678	$634,172	$605,250	$708,684	$525,601	$526,427

Paid, net (cumulative) as of:
One year later		349,910	308,179	298,664	281,043	239,098	243,506	235,968	271,019	195,596	209,346
Two years later			479,465	484,077	470,663	431,015	370,100	384,011	414,432	284,080	322,519
Three years later				593,334	590,107	543,067	452,727	457,717	500,672	338,530	373,383
Four years later					661,999	617,567	517,173	509,915	546,076	378,536	406,597
Five years later						664,244	563,998	550,698	582,092	400,853	433,583
Six years later							595,706	582,425	609,369	419,684	449,924
Seven years later								604,446	630,263	436,585	463,172
Eight years later									645,272	450,490	475,594
Nine years later										461,079	485,729
Ten years later											494,022

Liability, net re-estimated as of:
One year later		1,318,475	1,185,132	1,004,243	840,084	771,846	638,519	636,130	753,508	514,234	526,078
Two years later			1,149,288	1,053,834	905,542	802,822	651,266	635,750	753,511	511,343	520,114
Three years later				1,066,366	983,004	845,662	670,797	638,920	740,559	503,684	516,184
Four years later					999,090	907,177	703,470	650,849	751,546	516,426	503,821
Five years later						917,474	758,129	673,928	752,039	526,524	508,239
Six years later							765,019	723,829	778,543	525,632	515,205
Seven years later								731,454	818,529	549,836	513,359
Eight years later									825,020	579,567	540,178
Nine years later										583,038	551,825
Ten years later											555,243

Favorable (deficient) development, net		141,322	62,744	(75,489)	(173,221)	(174,796)	(130,847)	(126,204)	(116,336)	(57,437)	(28,816)
Net liability — December 31,	1,301,076	1,459,797	1,212,032	990,877	825,869	742,678	634,172	605,250	708,684	525,601	526,427
Receivable from reinsurers and state trust funds for unpaid losses	221,204	243,648	270,287	229,872	215,663	204,144	243,711	275,679	288,963	87,665	93,651

Gross liability — December 31,	1,522,280	1,703,445	1,482,319	1,220,749	1,041,532	946,822	877,883	880,929	997,647	613,266	620,078
Re-estimated liability, net		1,318,475	1,149,288	1,066,366	999,090	917,474	765,019	731,454	825,020	583,038	555,243
Re-estimated receivable from reinsurers and state trust funds for unpaid losses		241,491	262,775	255,500	232,632	222,212	239,423	271,615	328,736	127,756	122,669

Re-estimated liability, gross		1,559,966	1,412,063	1,321,866	1,231,722	1,139,686	1,004,442	1,003,069	1,153,756	710,794	677,912
Favorable (deficient) development, gross		143,479	70,256	(101,117)	(190,190)	(192,864)	(126,559)	(122,140)	(156,109)	(97,528)	(57,834)

        The accounting policies used to estimate the liabilities in the preceding table are described in Note 2—"Summary of Accounting Policies" of our Consolidated Financial Statements in our 2006 Annual Report to Stockholders, and are hereby incorporated by reference.

        The first line in the table shows the liability for unpaid losses and loss adjustment expenses, net of reinsurance, as estimated at the end of each calendar year and recorded as of the balance sheet date for each of the indicated years.

        The first section of the table following the first line shows the cumulative actual payments of loss and loss adjustment expenses, net of reinsurance, that relate to each year-end liability as they were paid as of the end of subsequent annual periods.

        The second section of the table shows revised estimates for each subsequent calendar year of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments plus re-estimates of the remaining unpaid liabilities.

        The line labeled "Favorable (deficient) development, net" represents the aggregate change in the initial estimates from the original balance sheet date indicated through December 31, 2006. These amounts have been reported in earnings over time as a component of loss and loss adjustment expenses incurred. The favorable or adverse net development shown in each column should be viewed independently of the other columns because components of the development shown in recent years are also included as components of development in older years.

        The information in the table provides our historical track record of reserving accuracy for unpaid losses and loss adjustment expenses for each calendar year presented. However, since conditions and trends that have affected losses and loss adjustment expense development in the past may not occur in the future in exactly the same manner, if at all, future results may not be reliably predicted by extrapolation of the data presented. We believe our loss reserve estimates are adequate as of the end of 2006. However, due to the inherent uncertainties underlying our loss reserve estimates, and as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, or they may prove to exceed the ultimate amount of our actual losses.

        Reference is made to the table setting forth the reconciliation of changes in the liabilities for losses and loss adjustment expenses included in Note 8 - "Unpaid Losses and Loss Adjustment Expenses" of our Consolidated Financial Statements in our 2006 Annual Report to Stockholders, which is hereby incorporated by reference.

        Net development of losses and loss adjustment expenses shown in the table above include the following:

  •
  Favorable development of our balance sheet liability recorded as of December 31, 2005 of $141.3 million is attributable to lower estimates of our workers' compensation loss costs principally for the 2005 and 2004 accident years, offset in part, by adverse development of reinsurance reserves related to the 2005 hurricanes.

  •
  Adverse development of our balance sheet liabilities for 1996 - 2003 is principally attributable to a reallocation of our workers' compensation loss reserves to older accident years in 2005 and 2004 to better reflect the paid claim cost inflation trends.

  •
  We recorded $34.0 million of additional estimates for 1998 and 1999 catastrophe losses in our reinsurance business during 1999 and 2001.

  •
  Beginning in 1998, our loss reserve estimates include amounts related to the loss reserves we assumed from RISCORP in the RISCORP Acquisition. In 1999, we recorded $46.0 million of additional reserves, net of reinsurance, associated with an adjustment to the RISCORP purchase price and which was reflected as adverse development of the 1998 loss reserve liability.

  •
  On March 31, 1999, we sold CalFarm Insurance Company ("CalFarm"), a wholly-owned subsidiary of Zenith Insurance Company, which we had owned since 1985. We retained no liabilities for any of CalFarm's unpaid losses and loss adjustment expenses after the sale. In the preceding table, CalFarm's loss reserves are included in the first line through December 31, 1998. Subsequent payments and re-estimates of CalFarm's loss reserves are included through March 31, 1999, the date of the sale.

Reinsurance Ceded

  Excess of loss reinsurance

        Excess of loss reinsurance is a form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount (the retention amount) and up to a stipulated limit. In accordance with general insurance industry practices, we purchase excess of loss reinsurance to protect us against the impact of large, irregularly-occurring losses in the workers' compensation segment. Such reinsurance reduces the magnitude of the impact of such losses on net income and the capital of Zenith Insurance. We maintain reinsurance protection for large catastrophe losses up to $200 million in excess of a retention of $1 million except that we retain

50% of any losses between $10 million and $20 million. Catastrophe losses between $150 million and $200 million are covered only for losses in connection with a California earthquake.

        Employers Reinsurance Corporation ("Employers Re") provides $9 million of reinsurance protection, per occurrence, for workers' compensation losses in excess of a $1 million retention. The principal companies providing the coverage between $10 million and $200 million are Arch Reinsurance Company, Odyssey America Reinsurance Corporation, Swiss Reinsurance America Corporation, Transatlantic Reinsurance Company, Axis Specialty Limited, ACE Tempest Reinsurance Company, ACE Property and Casualty Insurance Company, Endurance Specialty Insurance LTD, Hanover Reinsurance Company, Liberty Mutual Insurance Company, Aspen Insurance UK LTD, Platinum Underwriters Bermuda, LTD, Catlin Insurance Company, Allied World Assurance Company LTD and various Lloyd's syndicates.

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

        We have purchased reinsurance protection for domestic acts of terrorism up to $150 million in excess of a $1 million retention and we retain 50% of any losses between $10 million and $20 million. The reinsurance for foreign acts of terrorism is up to $75 million in excess of a $1 million retention and we retain 50% of any losses between $10 million and $20 million. Both of these coverages exclude losses from nuclear, biological and chemical attacks for losses in excess of $20 million and we retain 15% of any such losses between $10 million and $20 million.

        In 2005, the Terrorism Risk Insurance Act of 2002 ("Act"), was extended through December 31, 2007. It is unclear at this time whether the Act or a modified version will be extended beyond December 31, 2007. The Act, as modified in 2005, may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The U.S. Treasury Secretary must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by the U.S. Congress. The losses arising from an act of terrorism must exceed a threshold amount to qualify for reimbursement. The threshold is $100 million in 2007. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100 billion in any year. Each insurance company is responsible for a deductible based on a percentage of its direct earned premiums in the previous calendar year. Our deductible is $192.8 million in 2007. For losses in excess of the deductible in 2007, the U.S. Federal Government will reimburse 85% of the insurer's loss, up to the insurer's proportionate share of the $100 billion limit.

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

        In our workers' compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts and other catastrophes. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations.

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

        Effective December 31, 2004, we terminated the quota share contract with Odyssey America. In connection with the termination, we also elected to reassume $98.7 million of ceded unearned premiums in-force as of December 31, 2004.

  Other reinsurance ceded

        We are involved in collecting reinsurance recoverable under reinsurance contracts that were entered into by companies that we acquired and whose reinsurance arrangements we terminated. Our reinsurance recoverable includes $30.8 million for paid and unpaid losses relating to reinsurance arrangements we assumed in the RISCORP Acquisition. The principal reinsurers from which such reinsurance is recoverable are American Re-Insurance Company, Continental Casualty Co. and Swiss Reinsurance Company. Also, in connection with the RISCORP Acquisition, we entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid losses and allocated loss adjustment expenses we assumed from RISCORP at April 1, 1998 up to $50.0 million in excess of $182.0 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by assets in a trust account.

  Recoverability of ceded reinsurance

        Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. We monitor the financial condition of our reinsurers and do not believe that we are currently exposed to any material credit risk through our ceded reinsurance arrangements because most of our reinsurance is recoverable from large, well-capitalized reinsurance companies. Historically, no material amounts due from reinsurers have been written-off as uncollectible other than in connection with Reliance Insurance Company ("Reliance"). Reliance is subject to an Order of Liquidation approved by the Commonwealth Court of Pennsylvania. Reliance owes Zenith Insurance $6.0 million of reinsurance recoverable on paid and unpaid losses in connection with reinsurance arrangements assumed by Zenith Insurance in its 1996 acquisition of the AGC, all of which has been written-off.

        Amounts recoverable (including amounts for paid and unpaid losses and reinsurance commissions) at December 31, 2006 were as follows:

(Dollars in thousands) Name of Reinsurer	Amount Recoverable (1)	A.M. Best Rating (2)

General Reinsurance Corporation	$89,467	A++
Employers Reinsurance Corporation	54,847	A
Odyssey America Reinsurance Corporation	28,315	A
Continental Casualty Company	23,570	A
Inter-Ocean Reinsurance Company (3)	9,993	A-
Munich Reinsurance America	4,788	A
Clearwater Insurance Company	2,652	A
Allstate Insurance Company	1,647	A+
National Union Fire Insurance Co Pittsburgh PA	1,445	A+
All Others (90 Reinsurers, none individually in excess of $1.5 million)	10,069

Total	$226,793

(1)
Under insurance regulations in the State of California, reinsurers are required to place securities on deposit in an amount equal to the California component of our reinsured workers' compensation loss reserves and which represents about 58% of our reinsured loss reserves.

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

  Intercompany reinsurance pooling agreement

        Our insurance subsidiaries are parties to an intercompany pooling agreement for statutory reporting purposes. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and the aggregate results are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2006, the proportions of the pooling agreement were as follows: Zenith Insurance — 98% and ZNAT Insurance — 2.0%. Transactions pursuant to the pooling agreement are eliminated in consolidation and have no impact on our consolidated financial statements.

Marketing and Staff

        The business in the workers' compensation segment is produced by approximately 1,400 independent licensed insurance agents and brokers throughout all states in which we conduct business.

        Applications for insurance submitted by all agents are evaluated by professional underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of premium rate adequacy, economic considerations and review of known data on the particular risk. We retain all authority over underwriting, claims processing, safety engineering and auditing and do not delegate any such authority to our agents or brokers.

Competition

        Competition in the workers' compensation insurance business is based upon price and quality of services. The insurance industry is highly competitive and there is significant competition in the national workers' compensation industry which, at times, is intense. We compete not only with other stock companies, but with mutual companies and other underwriting organizations such as the State

Compensation Insurance Fund in California. Competition also exists with self-insurers and captive insurers. Many companies in competition with us have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

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

        Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting practices, and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements of our insurance subsidiaries are subject to periodic examination by the California DOI. The California DOI recently completed an examination of Zenith Insurance and ZNAT Insurance as of December 31, 2005 and the Report of Examination contained no findings.

  The National Association of Insurance Commissioners

        The National Association of Insurance Commissioners (the "NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines ("Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting practices by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The California DOI requires us to follow such statutory accounting practices and, in addition, they require that we record excess statutory reserves, if applicable.

        Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These "risk-based capital" ("RBC") requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At

December 31, 2006, our statutory capital of $559.5 million was 577% of such minimum. Statutory capital at December 31, 2006 has been reduced by $360.3 million for the excess statutory reserves required soley because we are domiciled in California (see Note 13 "Stockholders' Equity And Statutory Information" of our Consolidated Financial Statements in our 2006 Annual Report to Stockholders, which is hereby incorporated by reference). Excluding this excess statutory reserve, our statutory capital at December 31, 2006 would be $919.8 million, which is 948% of regulatory risk-based capital and on a comparable basis to other insurers who are subject to industry rules promulgated by the NAIC.

        The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2006 IRIS results for Zenith Insurance showed one ratio at the top of the "normal" range as determined by the NAIC. This result was attributable to the increase in statutory policyholders' surplus in 2006 primarily as a result of improved underwriting income.

  Insurance Holding Company System Regulatory Act

        Our subsidiaries are subject to the California Insurance Holding Company System Regulatory Act ("Holding Company Act") which contains certain reporting requirements, including the requirement that such subsidiaries file information relating to capital structure, ownership, financial condition and general business operation. The Holding Company Act also limits dividend payments and material transactions by our insurance subsidiaries. See Part II — Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a discussion of dividend restrictions related to the Holding Company Act.

Item 1A. Risk Factors.

        Our business is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. These risks are as follows:

Our loss reserves are based on estimates and may be inadequate to cover our losses.

        We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay, and administer claims with respect to, insured and reinsured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period the changes are made, with increases in our loss reserves resulting in a charge to our earnings.

        Our loss reserve estimates are based on estimates of the ultimate cost of claims. Several factors contribute to the uncertainty in establishing these estimates including the length of time required to settle long-term, expensive cases, uncertainties in the long-term outcome of 2003 and 2004 legislative reforms in California and 2003 legislative reforms in Florida, and the fact that in certain of the years prior to reforms our loss reserves proved to be inadequate. Judgment is required to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. The key assumption in the estimation process for workers' compensation reserves is the claim cost inflation (deflation) trend, including the increasing costs of health care, which affects the medical component of claim costs, and the number of expensive claims relative to the total number of claims in a year. If there are increases in inflation trends, our reserves may need to be increased. Our loss reserve estimates for catastrophe losses in the assumed reinsurance business are dependent upon obtaining information timely from ceding companies. Estimates of catastrophe losses can be negatively impacted by lags in reporting from ceding companies. In addition, we are subject to the risk that the ceding company may not have adequately estimated the amount of the reinsured loss.

If we are unable to obtain or collect on ceded reinsurance, our ability to write new policies could be materially adversely affected.

        We buy reinsurance protection in our workers' compensation business to protect us from the impact of losses over $1 million and from the accumulation of losses up to $150 million and, in the event of a California earthquake, up to $200 million. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss and could materially, adversely affect our business and financial condition.

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

        We purchased reinsurance protection for domestic acts of terrorism up to $150 million in excess of a $1 million retention and we retain 50% of any losses between $10 million and $20 million. The reinsurance for foreign acts of terrorism is up to $75 million in excess of a $1 million retention and we retain 50% of any losses between $10 million and $20 million. Both of these coverages exclude losses from nuclear, biological and chemical attacks for losses in excess of $20 million, and we retain 15% of any such losses between $10 million and $20 million.

        In 2005, the Terrorism Risk Insurance Act of 2002 ("Act") was extended through December 31, 2007. It is unclear at this time whether the Act or a modified version will be extended beyond December 31, 2007. The Act, as modified in 2005, may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The U.S. Treasury Secretary must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by the U.S. Congress. Losses arising from an act of terrorism must exceed a threshold amount to qualify for reimbursement. The threshold is $100 million in 2007. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100 billion in any year. Each insurance company is responsible for a deductible based on a percentage of its direct earned premiums in the previous calendar year. Our deductible is $192.8 million in 2007. For losses in excess of the deductible in 2007, the U.S. Federal Government will reimburse 85% of the insurer's loss, up to the insurer's proportionate share of the $100 billion limit.

        Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Act, the risk of severe losses to us from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. Also, an act of terrorism may impact the business community at large, impacting our ability to conduct business, even if any insurance losses we sustain are covered by our reinsurance or any protection provided by the Act. Accordingly, any acts of terrorism could materially adversely affect our business and financial condition.

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

        This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might desire to increase our profitability. In addition, we may be unable to maintain all required approvals or comply fully with applicable laws and regulations, or the relevant governmental authority's interpretation of such laws and regulations.

A downgrade in the financial strength rating of our insurance subsidiaries could reduce the amount of business we are able to write.

        Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries currently have a financial strength rating of A- (Excellent) from A.M. Best, which we believe has the most influence on our business. The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Our competitive position relative to other companies is determined in part by our financial strength rating. A reduction in our A.M. Best rating below A-, or a downgrading by one of the other rating agencies, could cause a reduction in the number of policies we write in our workers' compensation business.

Intense competition could adversely affect our ability to sell policies at premium rates we deem adequate.

        In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation business, we compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Some of our competitors have greater financial, marketing and management resources than we have. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in states such as Florida, where premium rates for workers' compensation insurance are determined by regulation, we establish our prices for our workers' compensation policies based on the work of our actuaries and using our best judgment about loss cost trends. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices below levels we deem to be adequate to maintain our goal of achieving a combined ratio under 100% to maintain market share or other revenue targets. As a result, our profitability during those times has decreased.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

        Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity markets, and, consequently, the value of the equity securities we own. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders' equity and our policyholders' surplus.

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

Our geographic concentration ties our performance to the business, economic, natural perils and regulatory conditions in California and Florida.

        Our business is concentrated in California (62.5% of 2006 workers' compensation net earned premiums) and in Florida (22.2% of 2006 workers' compensation net earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. For example, regulatory changes in California in the early 1990's created intense price competition in our workers' compensation business from about 1995 to 1999, during which time our overall profitability experienced significant declines. In addition, California and Florida are states that are exposed to severe natural perils, such as earthquakes and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states.

Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

        We purchased excess of loss and catastrophe reinsurance protection up to $150 million in excess of a $1 million retention with catastrophe reinsurance protection for losses arising out of a California earthquake up to $200 million. We will retain 50% of any losses between $10 million and $20 million. The risk of loss from natural perils has not been eliminated because events may exceed the capacity of our reinsurance protection.

We rely on independent insurance agents and brokers.

        The failure or inability of independent insurance agencies and brokers to market our insurance programs successfully could have a material adverse effect on our business, financial condition and results of operations. The business in our workers' compensation segment is produced by approximately 1,400 licensed insurance agents and brokers. Agents and brokers are not obligated to promote our insurance programs and may sell competitors' insurance programs. As a result, our business depends in part on the marketing efforts of these agents and brokers and on our ability to offer insurance programs and services that meet the requirements of their clients and customers.

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

        Like other members of the insurance industry, we are subject to various lawsuits, some of which could involve claims for substantial and/or indeterminate amounts (including claims for punitive damage that are not covered by insurance) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. Based on current information, we believe any ultimate liability that may arise from outstanding lawsuits would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and pay dividends.

        Zenith National is a holding company which transacts substantially all of its business through its subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay expenses and dividends, depends, in the long-run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payments of dividends by our insurance company subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. As a result, at times, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and depends on numerous factors, including our results of operations, financial condition, capital requirements and other factors that our Board of Directors considers relevant.

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

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        We own a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National and its subsidiaries. We also own a 120,000 square foot branch office facility in Sarasota, Florida. In the regular conduct of business, we lease offices in various cities. See Notes to Consolidated Financial Statements — Note 11 — "Commitments and Contingencies — Leases" in our 2006 Annual Report to Stockholders, which is hereby incorporated by reference. We consider our owned and leased facilities to be adequate for the needs of our organization.

Item 3. Legal Proceedings.

        Zenith National and its subsidiaries are defendants in various litigation matters. In the opinion of management, after consultation with legal counsel, all of such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

        Our common stock, par value $1.00 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol ZNT. The table below sets forth the high and low sales prices of our Common Stock for each quarterly period as reported by the NYSE during the last two fiscal years.

Quarter	2006	2005
First:
High	$55.30	$34.87
Low	45.11	30.65
Second:
High	48.90	46.00
Low	37.93	34.17
Third:
High	41.73	48.99
Low	36.14	40.90
Fourth:
High	47.91	48.90
Low	39.13	41.00

        As of January 31, 2007, there were 199 registered holders of record of our common stock.

        The table below sets forth information with respect to the amount and frequency of dividends declared on our Common Stock. Based upon our financial condition, it is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board	Type and Amount of Dividend	Record Date for Payment	Payment Date
February 16, 2007	$0.42 cash per share	April 27, 2007	May 11, 2007
December 7, 2006	$0.35 cash per share	January 31, 2007	February 14, 2007
September 13, 2006	$0.35 cash per share	October 31, 2006	November 15, 2006
May 24, 2006	$0.28 cash per share	July 28, 2006	August 11, 2006
February 7, 2006	$0.28 cash per share	April 28, 2006	May 12, 2006
December 6, 2005	$0.25 cash per share	January 31, 2006	February 14, 2006
September 7, 2005	$0.25 cash per share	October 31, 2005	November 15, 2005
May 18, 2005	$0.22 cash per share	July 29, 2005	August 12, 2005
February 10, 2005	$0.22 cash per share	April 29, 2005	May 13, 2005

        The Holding Company Act limits the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance to pay dividends to Zenith Insurance, by providing that the California DOI must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. Such restrictions on dividends are not cumulative. Zenith Insurance paid $50.0 million, $30.0 million and $20.0 million in dividends to Zenith National in 2006, 2005 and 2004, respectively. In 2007, Zenith Insurance will be able to pay up to $225.9 million of dividends to Zenith

National without prior approval of the California DOI. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Item 6. Selected Financial Data.

        "5-Year Summary of Selected Financial Information" in Zenith's 2006 Annual Report to Stockholders is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

        "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" in Zenith's 2006 Annual Report to Stockholders is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Market Risk of Financial Instruments" in Zenith's 2006 Annual Report to Stockholders is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Notes thereto included in Zenith's 2006 Annual Report to Stockholders is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See "Report of Independent Registered Accounting Firm" in Zenith's 2006 Annual Report to Stockholders, which is hereby incorporated by reference.

Changes in Internal Control Over Financial Reporting.

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, Zenith's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee," and "Code of Ethics for Senior Financial Officers" in the Proxy Statement distributed to stockholders in connection with Zenith's 2007 Annual Meeting of Stockholders ("Proxy Statement"), which we will file after the date this Annual Report on Form 10-K, is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Position	Term	Executive Officer Since
Stanley R. Zax	69	Chairman of the Board and President	Annual	1977
Michael E. Jansen	40	Executive Vice President and General Counsel	Annual	2006
Robert E. Meyer	57	Senior Vice President and Actuary	Annual	2000
Jack D. Miller	61	Executive Vice President	Annual	1998
Davidson M. Pattiz	39	Executive Vice President	Annual	2006
Keith E. Trotman	69	Executive Vice President	Annual	2005
Kari L. Van Gundy	49	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	Annual	2006

        Each of the executive officers is an officer of Zenith National and certain of its subsidiaries. Other than Messrs. Jansen and Pattiz and Ms. Van Gundy, each executive officer has occupied an executive position with Zenith National or a subsidiary of Zenith National for more than the past five years.

        Mr. Jansen became an executive officer in January 2006. From 2003 until January 2006, Mr. Jansen was Senior Vice President and Deputy General Counsel for PacifiCare Health Systems Inc. From 1992 to 2003, Mr. Jansen held various positions including Vice President and Assistant General Counsel for Health Net, Inc. and its predecessor companies. Prior thereto, Mr. Jansen was an attorney at the firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Mr. Pattiz was designated an Executive Officer in February 2006. For more than 5 years prior to his employment with Zenith, Mr. Pattiz was an attorney at the firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Ms. Van Gundy was named Chief Financial Officer in August 2006. She had rejoined Zenith as Senior Vice President, Finance in July 2006 and was designated an Executive Officer at that time. From October 2002 to July 2006, she was Vice President and Treasurer for GenCorp Inc. From May 1998 to September 2002, Ms. Van Gundy was employed by Zenith in executive positions.

        There are no family relationships between any of the executive officers.

Item 11. Executive Compensation.

        The information under the captions, "Executive Compensation," "Compensation Discussion and Analysis for 2006," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "2006 Summary Compensation Table," "Grants of Plan-Based Awards in 2006," "Outstanding Equity Awards at 2006 Year-End," "Option Exercises and Stock Vested in 2006," "Early Termination of Employment and Change in Control Arrangements," "Director Compensation" and "2006 Director Compensation Table," in the Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the captions, "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management," in the Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

        The information under the captions, "Independence of Directors," "Related Person Transactions Approval Policy And Procedures" and "Related Person Transactions," in the Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the caption, "Information Relating to Independent Auditors and Their Fees," in the Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this report:

    1.
    Financial Statements:

      Report of Independent Registered Public Accounting Firm incorporated herein by reference from Zenith's 2006 Annual Report to Stockholders.

      Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2006 Annual Report to Stockholders in Item 8 of Part II:

        Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

          Consolidated Balance Sheets as of December 31, 2006 and 2005

          Consolidated Statements of Operations for the three years ended December 31, 2006

          Consolidated Statements of Cash Flows for the three years ended December 31, 2006

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2006

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 2006

          Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules:

      See Index to Financial Statements and Schedules at page 35.

    3.
    Exhibits

        The Exhibits listed below are included in this Report.

3.1	Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated herein by reference to Exhibit 3.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
3.2	Bylaws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
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
‡4.3	Certificate of Amendment to Certificate of Trust of Zenith National Insurance Capital Trust I, dated August 1, 2006, a copy of which is filed herewith as Exhibit 4.3.

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
‡10.7
Amended and Restated Tax Sharing Agreement dated as of December 19, 2006 by and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, ZNAT Insurance Company, Zenith Development Corp., Zenith of Nevada, Inc., Zenith Insurance Management Services, Inc. and 1390 Main Street, LLC, a copy of which is filed herewith as Exhibit 10.7.
10.8
Amended and Restated Reinsurance and Pooling Agreement between Zenith Insurance Company and ZNAT Insurance Company and Zenith Star Insurance Company dated March 21, 2005. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.9
Amendment No. 1 to Amended and Restated Reinsurance and Pooling Agreement between Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company dated September 15, 2005. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
10.10
Purchase Agreement, dated February 4, 1981, among Reliance Insurance Company, Zenith National Insurance Corp., the Selling Stockholders referred to therein, and Eugene V. Klein, Daniel Schwartz and Harvey L. Silbert as agents for the Selling Stockholders. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
*10.11
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
*10.13
Amendment No. 2, dated May 24, 2001, to Zenith National Insurance Corp. 1996 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
*10.14	1996 Employee Stock Option Plan, Form of Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.28 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2004.)
*10.15
Zenith National Insurance Corp. 2004 Restricted Stock Plan (as amended and restated May 24, 2006). (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K filed on May 26, 2006.)
*10.16
Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
*10.17
Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Employees. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
*10.18
Employment Agreement dated January 23, 2006 between Zenith National Insurance Corp. and Michael E. Jansen. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on January 24, 2006.)
*10.19
Employment Agreement, executed November 1, 2004, between Zenith National Insurance Corp. and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.20
Employment Agreement, executed November 1, 2004, between Zenith National Insurance Corp. and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.21
Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davison Pattiz. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on February 9, 2006.)

*10.22
Amendment No. 1 dated February 9, 2006 to Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davidson Pattiz. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K filed on February 9, 2006.)
*10.23
Employment Agreement dated May 24, 2006 between Zenith National Insurance Corp. and Kari L. Van Gundy. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on May 26, 2006.)
*10.24
Compensation of Keith E. Trotman, Executive Officer. Mr. Trotman serves as an Executive Officer without an employment agreement and is eligible for bonuses under the Executive Officer Bonus Plan, an automobile allowance or lease and for employee benefits that are generally available to all full time regular employees. His annual base salary is established from time to time by the Compensation Committee.
*10.25
Establishment by the Compensation Committee of an annual base salary of $550,000 for Keith E. Trotman, effective January 1, 2007. (The information in Item 5.02 of Zenith's Current Report on Form 8-K filed December 11, 2006 is incorporated herein by reference.)
*10.26
Restated and Amended Employment Agreement, executed March 13, 2001, between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2000.)
*10.27
Amendment No. 1 to the Restated and Amended Employment Agreement between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K dated October 12, 2004.)
*10.28
Establishment by the Compensation Committee of an annual base salary of $2,000,000 for Stanley R. Zax, effective January 1, 2007. (The Information in Item 5.02 of Zenith's Current Report on Form 8-K filed December 11, 2006 is incorporated herein by reference.)
*10.29
Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
*10.30
Zenith National Insurance Corp.'s revised policy on non-business use of the company-owned aircraft by executive officers and imputation of income therefor. (The information under the caption "Company-Owned Aircraft Usage Policy" in Item 1.01 of Zenith's Current Report on Form 8-K filed on May 26, 2006 is incorporated herein by reference.)
*10.31
Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.38 to Zenith's Registration Statement on Form S-1 filed July 18, 2003.)
*10.32
Amendment No. 1 to Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K dated December 3, 2004.)
*10.33
2003 Non-Employee Director Deferred Compensation Plan, Form of Deferred Compensation Agreement. (Incorporated herein by reference to Exhibit 10.42 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2004.)

*10.34	Compensation of Non-Employee Directors (updated February 2006). (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2006.)
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
10.37
Amendment No. 4 to the Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement of July 1, 2002, between Employers Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)
10.38
Workers' Compensation Quota Share Reinsurance Agreement between Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company (collectively, as cedant) and Odyssey America Reinsurance Corporation (as Reinsurer) dated December 28, 2001. (Incorporated herein by reference to Exhibit 10.36 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
‡10.39	Credit Agreement, dated as of February 16, 2007, between Zenith National Insurance Corp., and Bank of America, N.A., a copy of which is filed herewith as Exhibit 10.39.
10.40
Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
11
Statement recomputation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 14 — "Earnings and Dividends Per Share" in Zenith's 2006 Annual Report to Stockholders.)
‡13
Zenith's Annual Report to Stockholders for the year ended December 31, 2006, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
‡21	Subsidiaries of the Registrant, a copy of which is filed herewith as Exhibit 21.
‡23.1	Consent of PricewaterhouseCoopers LLP, dated February 16, 2007. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
‡31.1	Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith as Exhibit 31.1.
‡31.2	Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith as Exhibit 31.2.
‡32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, a copy of which is filed herewith as Exhibit 32.

*Management contract or compensatory plan or arrangement.

‡Filed with this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2007.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 16, 2007.

/s/ STANLEY R. ZAX Stanley R. Zax	Chairman of the Board and President (Principal Executive Officer)
/s/ MAX M. KAMPELMAN Max M. Kampelman	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ LEON E. PANETTA Leon E. Panetta	Director
/s/ CATHERINE B. REYNOLDS Catherine B. Reynolds	Director
/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director
/s/ WILLIAM S. SESSIONS William S. Sessions	Director
/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director
/s/ MICHAEL WM. ZAVIS Michael Wm. Zavis	Director
/s/ KARI L. VAN GUNDY Kari L. Van Gundy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Zenith National Insurance Corp. and Subsidiaries
Index to Financial Statements and Schedules

Page
Consent of Independent Registered Public Accounting Firm		F-1
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		F-2
Financial Statement Schedules
I	Summary of Investments — Other Than Investments in Related Parties	F-3
II	Condensed Financial Information of Registrant (Parent Company)	F-4
	Balance Sheets	F-4
	Statements of Operations	F-5
	Statements of Cash Flows	F-6
	Notes to Condensed Financial Information of Registrant	F-7
III	Supplemental Insurance Information	F-11
IV	Reinsurance	F-12
V	Valuation and Qualifying Accounts	F-12
VI	Supplementary Information Concerning Property-Casualty Insurance Operations	F-13

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-8948, 33-22219, 333-04399, 333-79199, 333-62798, 333-115902 and 333-134531) of Zenith National Insurance Corp. of our report dated February 16, 2007 relating to the consolidated financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2006 Annual Report to Stockholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 16, 2007 relating to the financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Los Angeles, California
February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 16, 2007 appearing in the 2006 Annual Report to Stockholders of Zenith National Insurance Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
February 16, 2007

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

December 31, 2006

Column A	Column B	Column C	Column D
Type of investment	Cost (1)	Fair Value	Amount at Which Shown in the Balance Sheet (2)
	(Dollars in thousands)
Fixed maturity securities:
Bonds:
United States Government and government agencies and authorities	$286,416	$286,351	$286,279
States, municipalities and political subdivisions	133,887	132,414	133,215
Public utilities	46,702	46,423	46,423
Foreign governments	5,000	4,875	5,000
Convertibles and bonds with warrants attached	7,366	8,190	8,190
All other corporate bonds	990,577	980,927	980,717
Redeemable preferred stocks	27,347	27,909	27,909

Total fixed maturity securities	1,497,295	1,487,089	1,487,733
Equity securities:
Common stocks:
Public utilities	725	1,093	1,093
Banks, trust and insurance companies	22,115	24,123	24,123
Industrial, misc. and all other	43,355	70,284	70,284
Nonredeemable preferred stocks	2,819	2,818	2,818

Total equity securities	69,014	98,318	98,318
Short-term investments	679,989	679,989	679,989
Other investments	7,616	7,616	7,616

Total investments	$2,253,914	$2,273,012	$2,273,656

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

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

BALANCE SHEETS

	December 31,
(Dollars and shares in thousands)	2006	2005
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $4,848 in 2006 and $44,193 in 2005)	$4,925	$43,715
Short-term investments (at cost or amortized cost, which approximates fair value)	64,354	21,156

Total investments	69,279	64,871
Cash	120	246
Investment in subsidiaries	951,301	721,355
Other assets	17,256	23,724

Total assets	$1,037,956	$810,196

LIABILITIES
Convertible senior notes payable	$1,129	$1,124
Subordinated debentures	77,117	77,108
Dividend payable to stockholders	13,075	9,300
Income tax payable	407	5,902
Other liabilities	5,508	3,967

Total liabilities	97,236	97,401

Commitments and contingencies (see Note 4)
STOCKHOLDERS' EQUITY
Preferred stock, $1 par — 1,000 shares authorized; none issued or outstanding in 2006 and 2005
Common stock, $1 par — 100,000 shares authorized in 2006 and 50,000 in 2005; issued 44,722 in 2006 and 44,944 in 2005; outstanding 37,027 in 2006 and 37,249 in 2005	44,722	44,944
Additional paid-in capital	459,103	454,281
Retained earnings	590,715	379,031
Accumulated other comprehensive income	12,832	1,191

	1,107,372	879,447
Treasury stock, at cost (7,695 shares in 2006 and 2005)	(166,652)	(166,652)

Total stockholders' equity	940,720	712,795

Total liabilities and stockholders' equity	$1,037,956	$810,196

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Net investment income	$3,028	$2,637	$2,471
Realized gains on investments	117	2,206	39

Total revenues	3,145	4,843	2,510

Operating expenses	6,652	7,471	6,000
Payment regarding conversion of convertible senior notes (see Note 3)		4,710
Interest expense	5,474	8,956	13,250

Total expenses	12,126	21,137	19,250

Loss from continuing operations after tax and before income tax benefit and equity in earnings of subsidiaries	(8,981)	(16,294)	(16,740)
Income tax benefit	(3,191)	(5,485)	(8,685)

Loss from continuing operations before equity in earnings of subsidiaries	(5,790)	(10,809)	(8,055)
Gain on sale of discontinued real estate segment, net of income tax expense of $675 in 2005 and $692 in 2004		1,253	1,286

Loss after tax and before equity in earnings of subsidiaries	(5,790)	(9,556)	(6,769)
Equity in earnings of subsidiaries	264,490	167,256	125,769

Net income	$258,700	$157,700	$119,000

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Investment income received	$3,384	$2,918	$2,972
Operating expenses paid	(403)	(4,692)	(5,090)
Interest paid	(5,432)	(10,299)	(13,132)
Income tax (paid) recovered	(267)	22,537	5,625
Cash paid regarding conversion of convertible senior notes (see Note 3)		(4,710)

Net cash (used in) provided by operating activities	(2,718)	5,754	(9,625)

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale		(49,772)	(4,800)
Equity securities available-for-sale			(785)
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	38,918	37,165	28,282
Equity securities available-for-sale		1,639	436
Net (increase) decrease in short-term investments	(43,091)	9,664	(12,821)
Dividends received from Zenith Insurance	50,000	30,000	20,000
Proceeds from sale of discontinued real estate segment		1,928	1,978
Other, net	6	(398)	(78)

Net cash provided by investing activities	45,833	30,226	32,212

Cash flows from financing activities:
Cash dividends paid to common stockholders	(43,241)	(29,472)	(20,849)
Proceeds from exercise of stock options	227	4,296	5,895
Purchase of treasury shares (see Note 6)		(10,886)
Repurchase of redeemable securities	(500)		(7,600)
Excess tax benefit on stock-based compensation	273

Net cash used in financing activities	(43,241)	(36,062)	(22,554)

Net (decrease) increase in cash	(126)	(82)	33
Cash at beginning of year	246	328	295

Cash at end of year	$120	$246	$328

Reconciliation of net income to net cash flows (used in) provided by operating activities:
Net income	$258,700	$157,700	$119,000
Equity in income of subsidiaries	(264,490)	(167,256)	(125,769)
Gain on sale of discontinued real estate segment		(1,253)	(1,286)
(Decrease) increase in income tax payable	(3,458)	17,052	(3,060)
Other	6,530	(489)	1,490

Net cash (used in) provided by operating activities	$(2,718)	$5,754	$(9,625)

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

        The accompanying condensed financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes thereto of Zenith National Insurance Corp. ("Zenith National") and subsidiaries (collectively, "Zenith"). Certain prior year amounts in the condensed financial statements have been reclassified to conform to the current year presentation.

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

NOTE 2.    Investment In Subsidiaries

        Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); ZNAT Insurance Company; Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada corporation ("Perma-Bilt")); and Zenith National Insurance Capital Trust I ("Trust"). These investments are included in the accompanying condensed financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2006 and 2005 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith National also owns $16.5 million of the Trust's 8.55% Capital Securities, which are included in other assets and interest earned thereon is recorded as an offset to interest expense.

        In 2002, we sold our home-building business and related real estate assets in Las Vegas, Nevada to MTH-Homes Nevada, Inc. ("MTH Nevada"), a wholly-owned subsidiary of Meritage Corporation. In addition to the consideration received in 2002, we were entitled to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, September 30, 2004 and September 30, 2005. We recorded additional gains under the earn-out provision of the sale agreement for all three twelve month periods, including $1.9 million ($1.3 million after tax) and $2.0 million ($1.3 million after tax) in 2005 and 2004, respectively. The last such payment under the earn-out provision was received in 2005.

        We file a consolidated income tax return. Our equity in the income of our subsidiaries is net of a provision for income tax expense of $145.3 million, $87.8 million and $66.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have a tax allocation agreement with our subsidiaries and the 2006, 2005 and 2004 condensed financial information of the parent company reflects Zenith National's portion of the consolidated tax.

NOTE 3.    Debt

        Convertible Senior Notes Payable.    On March 21, 2003, we issued $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 ("Convertible Notes") in a private placement, from which we received net proceeds of $120.0 million.

        In 2005, a total $123.8 million of aggregate principal amount of the Convertible Notes were converted into shares of our common stock. We entered into privately negotiated transactions with the holders of $81.2 million of the aggregate principal amount pursuant to which the holders converted their Convertible Notes in accordance with the Indenture governing the Convertible Notes

("Indenture") and received a total of $4.7 million in cash as an incentive for such conversion. An additional $42.6 million aggregate principal amount of the Convertible Notes were converted into shares of our common stock and no cash incentive was paid in connection with these conversions.

        The remaining $1.2 million aggregate principal amount of Convertible Notes outstanding at December 31, 2006 are general unsecured obligations of Zenith National and rank equally with our other unsecured and unsubordinated obligations. Interest on the Convertible Notes is payable semi-annually on March 30 and September 30, beginning September 30, 2003. In addition, we will pay contingent interest during any six-month period commencing with the six-month period beginning September 30, 2008 if the average market price of a Convertible Note for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Notes. Each $1,000 principal amount of the Convertible Notes is convertible at each holder's option into 59.988 shares of our common stock, par value $1.00 per share (subject to adjustment as provided in the Indenture) only if: (i) during any fiscal quarter the sale price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day; (ii) after the 30th day following the initial issuance of the Convertible Notes, the credit rating assigned to the Convertible Notes by Standard & Poor's Rating Services falls below BB- or is suspended or withdrawn; (iii) Zenith has called the Convertible Notes for redemption; or (iv) certain corporate events have occurred. The conversion rate of 59.988 shares for each $1,000 principal amount of Convertible Notes is equivalent to a conversion price of $16.67 per share of our common stock. The sale price of our common stock exceeded 120% of the conversion price of $16.67 per share for 20 trading days during the last 30 trading days of the fourth quarter of 2006. As a result of this event, each holder of the remaining $1.2 million aggregate principal amount of the notes has the right to convert their Convertible Notes into our common stock at a conversion rate of 59.988 shares per $1,000 principal amount of Convertible Notes during the period beginning on January 1, 2007 and ending on March 31, 2007 (maximum number of shares that could be required to be issued is approximately 69,000). Whether the Convertible Notes will be convertible after March 31, 2007 will depend upon the occurrence of the events specified in the Indenture, including the sale price of our common stock.

        We may redeem some or all of the remaining $1.2 million aggregate principal amount of Convertible Notes for cash on or after March 30, 2008 at the prices specified in the Indenture. Each holder may require us to repurchase all or a portion of its Convertible Notes on March 30, 2010, March 30, 2013, March 30, 2018, or, subject to certain exceptions, upon a change of control of Zenith. If any holder requires us to repurchase its Convertible Notes in any of these events, we may choose to pay the repurchase price in cash or shares of its common stock or a combination of cash and shares of its common stock.

        Issue costs and discount of $5.0 million are being amortized using the effective interest method over the time from issuance to March 30, 2010. At December 31, 2006 and 2005, the unamortized issue costs and discount was approximately $21,000 and $26,000, respectively. During the years ended December 31, 2006, 2005 and 2004, $0.1 million, $3.5 million and $7.8 million, respectively, of interest, issue costs and discount were expensed.

        Subordinated Debentures.    At December 31, 2006 and 2005, we had $77.3 million aggregate principal amount of the 8.55% Subordinated Deferrable Interest Debentures due 2028 ("Subordinated Debentures") outstanding, all of which were held by the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by us for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by us at 100% of the principal amount of the Subordinated Debentures plus a "make-whole premium," if any, together with accrued and unpaid interest. The make-whole premium is the excess of the then present value of the remaining scheduled payments of principal and interest over 100% of the principal amount. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each of the years ended December 31, 2006, 2005 and 2004, $6.7 million of interest and issue costs were expensed. At December 31, 2006 and 2005, the unamortized costs and discount was approximately $203,000 and $212,000, respectively. The Subordinated Debentures are subordinated to all other indebtedness of Zenith National.

Aggregate Maturities

        At December 31, 2006, the aggregate maturities for all of our long-term borrowings for each of the five years and thereafter were as follows:

(Dollars in thousands)	Convertible Notes	Subordinated Debentures	Total

Maturing In:
2007	$1,150		$1,150
2008
2009
2010
2011
Thereafter		$77,320	77,320

Total	$1,150	$77,320	$78,470

        The maturity of the outstanding Convertible Notes is presented as being due in 2007 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the first quarter of 2007 since the contingent conversion condition relative to our stock price was met at December 31, 2006. Whether the notes will be convertible after March 31, 2007 will depend upon the occurrence of events specified in the Indenture, including the sale price of our common stock. If the remaining Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.

        Bank Lines of Credit.    At December 31, 2006, we had a $30.0 million revolving credit agreement with a bank which on February 16, 2007, was renewed with an expiration date of February 16, 2010. Interest is payable on any outstanding loans at either the bank's prime rate or a rate based on Eurodollar deposit rates plus a specified margin depending on our credit rating. This credit agreement contains covenants that require, among other things, we maintain certain financial ratios, including a minimum amount of capital in our insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. We were in compliance with all of these covenants at December 31, 2006.

        There were no borrowings under the bank line of credit in 2006 and 2005. We currently do not anticipate the need to draw on our available line of credit because our current cash and available invested assets are sufficient for any foreseeable requirements.

NOTE 4.    Commitments and Contingencies

        Contingencies Surrounding Recoverability of Special Disability Trust Fund Receivable.    The Florida Special Disability Trust Fund ("SDTF") was established to reimburse insurance companies and employers for the cost of certain workers' compensation claims. The SDTF promotes the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by a previously injured worker subsequent to their re-hiring. These claims are sometimes referred to as "second injuries." We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims dated after January 1, 1998. At December 31, 2006, approximately 550 of our eligible Florida claims have been accepted, for which we have recorded a recoverable of $3.7 million, net of amounts due to reinsurers. We bill the SDTF and receive reimbursements as we make payments on accepted claims. The SDTF is funded by currently assessing a fee of 4.52% of workers' compensation premiums written in Florida, and we accrue the assessment as a liability when we write Florida business. If the legislature in Florida were to decide to cease or suspend the assessment, and thereby the funding of the SDTF, any recoverable that we may have at that time which is related to un-reimbursed claims might be at risk. However, we have no current information to indicate that the SDTF assessment in Florida will not continue. We continue to collect recoveries for second injury claims from the SDTF and although the SDTF is currently about 36 months behind schedule in reimbursing claims, we expect to fully recover the remaining amount receivable. The ultimate resolution of this matter is not expected to have a material impact because the amount recoverable from the SDTF at December 31, 2006 is not material to our consolidated financial position, results of operations or cash flows.

        Litigation.    We are defendants in various litigation. In the opinion of management, after consultation with legal counsel, such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

NOTE 5.    Other Comprehensive Income

        Other comprehensive income is comprised of changes in unrealized appreciation on investments classified as available-for-sale. The following table summarizes the components of accumulated other comprehensive income:

	December 31,
(Dollars in thousands)	2006	2005

Net unrealized appreciation on investments, before tax	$19,742	$1,833
Deferred tax expense	(6,910)	(642)

Total accumulated other comprehensive income:	$12,832	$1,191

NOTE 6.    Exercise of Stock Options Using Previously Acquired Shares

        An employee exercised his option to purchase from Zenith National a total of 1,198,500 shares of Zenith National's common stock in 2005 and 301,500 shares in 2004 at an exercise price of $15.75 per share using previously owned shares to pay the purchase price. In connection with the exercises in 2005, the employee arranged with us to withhold shares from the shares acquired upon exercise of the option as reimbursement of withholding taxes due.

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

        These exercises of stock options had no net effect on cash or stockholders' equity in 2005 or 2004 because the increase in treasury stock for the shares tendered was offset by an increase in common stock and an increase in additional paid-in capital for the shares issued. The shares withheld by us in lieu of cash payment to reimburse us for withholding taxes decreased stockholders' equity by increasing treasury stock and decreasing cash.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
(Dollars in thousands)
Year Ended December 31, 2006
Property and Casualty:
Workers' compensation	$12,617	$1,416,005	$82,992		$931,739		$292,160	$145,833	$128,770	$901,108
Reinsurance		106,275			12,478		30,624	1,320	1,042	2,661

	12,617	1,522,280	82,992		944,217		322,784	147,153	129,812	903,769
Investment						$106,294
Parent									6,652

Total	$12,617	$1,522,280	$82,992		$944,217	$106,294	$322,784	$147,153	$136,464	$903,769

2005
Property and Casualty:
Workers' compensation	$15,493	$1,523,617	$113,623		$1,114,194		$590,738	$164,769	$116,433	$1,092,790
Reinsurance	1,181	179,828	9,850		64,506		113,132	6,366	1,191	67,143

	16,674	1,703,445	123,473		1,178,700		703,870	171,135	117,624	1,159,933
Investment						$79,200
Parent									12,181

Total	$16,674	$1,703,445	$123,473		$1,178,700	$79,200	$703,870	$171,135	$129,805	$1,159,933

2004
Property and Casualty:
Workers' compensation					$902,047		$583,165	$109,766	$99,276	$944,629
Reinsurance					42,378		45,598	7,499	1,237	40,377

					944,425		628,763	117,265	100,513	985,006
Investment						$61,876
Parent									6,000

Total					$944,425	$61,876	$628,763	$117,265	$106,513	$985,006

SCHEDULE IV — REINSURANCE
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Percentage
Year Ended December 31,
2006
Premiums earned	$964,131	$38,447	$18,533	$944,217	2.0%
2005
Premiums earned	1,148,775	46,580	76,505	1,178,700	6.5
2004
Premiums earned	1,034,903	144,260	53,782	944,425	5.7

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

		Column C
Column A	Column B	Additions		Column D	Column E
(Dollars in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended December 31,
2006
Allowance for uncollectible premiums	$77	$731		$808
Provision for uncollectible reinsurance recoverable
2005
Allowance for uncollectible premiums	192	3,677		3,792	$77
Provision for uncollectible reinsurance recoverable	3,000	3,000		6,000
2004
Allowance for uncollectible premiums	578	3,831		4,217	192
Provision for uncollectible reinsurance recoverable	3,000				3,000

(1)
Deductions represent amounts determined to be uncollectible and written-off.

SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES AND ITS PROPORTIONATE SHARE OF EQUITY INVESTEE —
ADVENT CAPITAL (HOLDINGS) PLC

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Claims and claim adjustment expenses incurred related to
		Reserves for Unpaid Claims and Claim Adjustment Expenses							Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense
	Deferred Policy Acquisition Costs		Discount, if any, Deducted in Column C
Affiliation with Registrant				Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Premiums Written
(Dollars in thousands)
Year ended December 31, 2004 (1)
(a) Zenith National Insurance Corp. and Subsidiaries					$944,425	$61,876	$615,397	$13,366	$117,265	$407,608	$985,006

(c) Proportionate share of Zenith's equity investee — Advent Capital (Holdings) PLC (2)					$33,509	$768	$23,486	$94	$5,913	$19,152	$35,374

(1)
Advent Capital (Holdings) PLC's information is not required after 2004 as we account for our investment in Advent Capital (Holdings) PLC under the cost method of accounting at December 31, 2005 and 2006.

(2)
Information in (c) above is presented for the twelve months ended September 30, 2004 because we previously accounted for our investment in Advent Capital (Holdings) PLC under the equity method on a one-quarter lag.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

EXHIBIT INDEX

Number	Exhibit
4.3	Certificate of Amendment to Certificate of Trust of Zenith National Insurance Capital Trust I dated August 1, 2006.
10.7
Amended and Restated Tax Sharing Agreement dated as of December 19, 2006 by and among Zenith National Insurance Corp. and its subsidiaries, Zenith Insurance Company, ZNAT Insurance Company, Zenith Development Corp., Zenith of Nevada, Inc., Zenith Insurance Management Services, Inc. and 1390 Main Street, LLC.
10.39	Credit Agreement, dated as of February 16, 2007, between Zenith National Insurance Corp., and Bank of America, N.A.
13
Zenith's Annual Report to Stockholders for the year ended December 31, 2006, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

QuickLinks

PART I
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
  Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
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
SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
SCHEDULE VI -- SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE
OPERATIONS ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES AND ITS PROPROTIONATE SHARE OF EQUITY INVESTEE -- ADVENT CAPITAL (HOLDINGS) PLC
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
EXHIBIT INDEX