Form 10-Q
period 2007-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2007-04-23
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

At April 20, 2007, there were 37,044,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2007
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(Dollars and shares in thousands)	2007	2006

Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $210,607 in 2007 and $215,902 in 2006)	$211,199	$216,546
At fair value (amortized cost $1,286,118 in 2007 and $1,280,749 in 2006)	1,281,501	1,271,187
Equity securities, at fair value (cost $76,445 in 2007 and $69,014 in 2006)	97,967	98,318
Short-term investments (at cost or amortized cost, which approximates fair value)	698,660	679,989
Other investments	9,274	7,616
Total investments	2,298,601	2,273,656
Cash	7,290	7,310
Accrued investment income	19,766	19,209
Premiums receivable	28,875	32,413
Receivable from reinsurers for paid and unpaid losses	250,242	235,802
Deferred policy acquisition costs	13,030	12,617
Deferred tax asset	54,109	54,753
Goodwill	20,985	20,985
Other assets	112,334	110,808
Total assets	$2,805,232	$2,767,553
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,488,631	$1,522,280
Unearned premiums	87,978	82,992
Policyholders’ dividends accrued	57,806	57,072
Convertible senior notes payable	1,131	1,129
Redeemable securities	58,343	58,342
Current income tax payable	32,366	13,936
Other liabilities	89,601	91,082
Total liabilities	1,815,856	1,826,833

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2007 and 2006
Common stock, $1 par, 100,000 shares authorized; issued 44,739 in 2007 and 44,722 in 2006; outstanding 37,044 in 2007 and 37,027 in 2006	44,739	44,722
Additional paid-in capital	460,781	459,103
Retained earnings	639,520	590,715
Accumulated other comprehensive income	10,988	12,832
	1,156,028	1,107,372
Treasury stock, at cost (7,695 shares in 2007 and 2006)	(166,652)	(166,652)
Total stockholders’ equity	989,376	940,720
Total liabilities and stockholders’ equity	$2,805,232	$2,767,553

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2007	2006

Revenues:
Premiums earned	$194,082	$254,426
Net investment income	35,486	24,732
Realized gains on investments	5,958	1,610
Total revenues	235,526	280,768

Expenses:
Loss and loss adjustment expenses incurred	65,270	114,451
Policy acquisition costs	30,795	39,774
Underwriting and other operating expenses	34,943	32,974
Policyholders’ dividends	3,557	3,875
Interest expense	1,339	1,335
Total expenses	135,904	192,409
Income before tax	99,622	88,359
Income tax expense	35,122	30,859
Net income	$64,500	$57,500

Net income per common share:

Basic	$1.74	$1.56

Diluted	1.73	1.55

Disclosure regarding comprehensive income:

Net income	$64,500	$57,500
Net change in unrealized depreciation on investments, net of tax	(1,844)	(7,016)
Comprehensive income	$62,656	$50,484

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Premiums collected	$209,622	$269,466
Investment income received	28,377	15,004
Loss and loss adjustment expenses paid	(115,384)	(117,166)
Underwriting and other operating expenses paid	(70,217)	(75,452)
Interest paid	(2,592)	(2,596)
Income taxes paid	(14,384)	(2,683)
Net cash provided by operating activities	35,422	86,573

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity		(25,008)
Fixed maturity securities available-for-sale	(51,034)	(339,733)
Equity securities available-for-sale	(25,148)	(14,024)
Other investments	(1,658)	(234)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	5,254	4,263
Fixed maturity securities available-for-sale	2,973	10,611
Other investments	248	622
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	42,421	233,966
Equity securities available-for-sale	23,108	13,258
Other investments	42	1,401
Net (increase) decrease in short-term investments	(11,461)	41,013
Capital expenditures and other, net	(7,416)	(3,806)
Net cash used in investing activities	(22,671)	(77,671)

Cash flows from financing activities:
Cash dividends paid to common stockholders	(13,077)	(9,226)
Repurchase of redeemable securities		(500)
Proceeds from exercise of stock options	196	73
Excess tax benefit on stock-based compensation	110
Net cash used in financing activities	(12,771)	(9,653)
Net decrease in cash	(20)	(751)
Cash at beginning of period	7,310	7,469
Cash at end of period	$7,290	$6,718

(Continued)

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Reconciliation of net income to net cash provided by operating activities:

Net income	$64,500	$57,500

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,300	2,435
Net (accretion) amortization	(6,177)	(7,178)
Realized gains on investments	(5,958)	(1,610)
(Increase) decrease in:
Accrued investment income	(939)	(2,507)
Premiums receivable	2,070	4,741
Receivable from reinsurers for paid and unpaid losses	(14,476)	3,990
Deferred policy acquisition costs	(413)	(1,330)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(33,649)	(11,683)
Unearned premiums	4,986	(156)
Policyholders’ dividends accrued	734	2,918
Net income taxes payable	20,738	28,176
Accrued expenses	(4,245)	7,563
Other	6,951	3,714
Net cash provided by operating activities	$35,422	$86,573

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006

Preferred stock, $1 par:
Beginning of period	None	None
End of period	None	None

Common stock, $1 par:
Beginning of period	$44,722	$44,944
Exercise of stock options	9	3
Restricted stock awards not yet vested		(320)
Restricted stock vested	8
End of period	44,739	44,627

Additional paid-in capital:
Beginning of period	459,103	454,281
Exercise of stock options	187	70
Excess tax benefit on stock-based compensation	93	36
Recognition of stock-based compensation expense	1,398	1,538
End of period	460,781	455,925

Retained earnings:
Beginning of period	590,715	379,031
Net income	64,500	57,500
Cash dividends declared to common stockholders	(15,695)	(10,355)
End of period	639,520	426,176

Accumulated other comprehensive income (loss):
Beginning of period	12,832	1,191
Net change in unrealized depreciation on investments, net of deferred tax benefit and reclassification adjustment	(1,844)	(7,016)
End of period	10,988	(5,825)

Treasury stock, at cost:
Beginning of period	(166,652)	(166,652)
End of period	(166,652)	(166,652)

Total stockholders’ equity	$989,376	$754,251

Cash dividends declared per common share	$0.42	$0.28

Stockholders’ equity per outstanding common share	$26.71	$20.42

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  In September 2005, we exited from the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.  The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of our financial position and results of operations for the periods presented have been included.  The results of operations for an interim period are not necessarily indicative of the results for an entire year.  For further information, refer to the Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications.  Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Note 2.  Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)		2007	2006
(A)	Net income	$64,500	$57,500
(B)	Interest expense on the Convertible Notes, net of tax	$12	$12
(C)	Weighted average shares outstanding - basic	37,035	36,932
	Common shares issuable under the Stock Option Plan (treasury stock method)		7
	Common shares issuable under the Restricted Stock Plan (treasury stock method)	140	134
	Common shares issuable upon conversion of the Convertible Notes	69	69
(D)	Weighted average shares outstanding — diluted	37,244	37,142
	Net income per common share:
(A)/(C)	Basic	$1.74	$1.56
((A)+(B))/(D)	Diluted	1.73	1.55

Cash dividends declared per common share		$0.42	$0.28

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

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Additional Florida Dividends”).  At March 31, 2007 and December 31, 2006, we had $34.1 million accrued for estimated Additional Florida Dividends.  Our ultimate obligation for Additional Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

Note 4.  Outstanding Debt

At March 31, 2007, the aggregate maturities for all of our long-term borrowings for each of the five years after December 31, 2006 were as follows:

(Dollars in thousands)	Convertible Notes	Redeemable Securities	Total
Maturing in:
2007	$1,150		$1,150
2008
2009
2010
2011
Thereafter		$58,500	58,500
Total	$1,150	$58,500	$59,650

In the first quarter of 2006, we paid $0.5 million to repurchase $0.5 million aggregate principal amount of the outstanding 8.55% Capital Securities of Zenith National Insurance Capital Trust I, all voting securities of which are owned by Zenith National (“Redeemable Securities”).

The maturity of the outstanding 5.75% Convertible Senior Notes due March 30, 2023 (“Convertible Notes”) is presented as being due in 2007 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the second quarter of 2007 since the contingent conversion condition relative to our common stock price was met as of March 31, 2007.  If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof.  Whether the notes will be convertible after June 30, 2007 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock. If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.  The maximum number of shares that could be required to be issued upon conversion of all Convertible Notes at March 31, 2007 was approximately 69,000.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5.  Reinsurance Ceded

We maintain excess of loss and catastrophe reinsurance which provides protection for workers’ compensation losses in excess of $1.0 million up to $150.0 million with catastrophe losses arising out of California earthquakes up to $200.0 million.  We reached an agreement in principal with our primary reinsurer to increase our retention from $1.0 million to $5.0 million effective May 1, 2007, with an aggregate annual limit of $25.0 million for this $5.0 million in excess of $5.0 million layer.  The limits and terms for the remaining layers in excess of $10.0 million will remain unchanged.

Note 6.  Segment Information

Our business is comprised of the following segments: workers’ compensation; reinsurance; investments; and parent.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment.  Reinsurance principally consisted of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  All contracts had fully expired by the end of 2006, however, we will be paying our assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting of changes to loss reserve estimates, adjustments to contractual premium and operating expenses.  Income from operations of the investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our workers’ compensation and reinsurance segments.  Income from the workers’ compensation and reinsurance segments is determined by deducting net loss and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned.  Loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National, a holding company which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6.  Segment Information (continued)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended March 31, 2007
Revenues:
Premiums earned	$193,749	$333			$194,082
Net investment income			$35,486		35,486
Realized gains on investments			5,958		5,958
Total revenues	193,749	333	41,444		235,526
Interest expense				$(1,339)	(1,339)
Income (loss) before tax	61,383	(150)	41,444	(3,055)	99,622
Income tax expense (benefit)	22,326	(55)	13,921	(1,070)	35,122
Net income (loss)	$39,057	$(95)	$27,523	$(1,985)	$64,500
Combined ratios	68.3%	145.0%
As of March 31, 2007
Total assets	$466,102	$17,000	$2,319,741	$2,389	$2,805,232

Three Months Ended March 31, 2006
Revenues:
Premiums earned	$247,622	$6,804			$254,426
Net investment income			$24,732		24,732
Realized gains on investments			1,610		1,610
Total revenues	247,622	6,804	26,342		280,768
Interest expense				$(1,335)	(1,335)
Income (loss) before tax	65,298	6	26,342	(3,287)	88,359
Income tax expense (benefit)	23,239	2	8,768	(1,150)	30,859
Net income (loss)	$42,059	$4	$17,574	$(2,137)	$57,500
Combined ratios	73.6%	99.9%
As of March 31, 2006
Total assets	$462,477	$47,609	$2,265,443	$5,866	$2,781,395

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Income before tax from investments segment:
Net investment income	$35,486	$24,732
Realized gains on investments	5,958	1,610
Income before tax from investments segment	41,444	26,342
Income (loss) before tax from:
Workers’ compensation segment	61,383	65,298
Reinsurance segment	(150)	6
Parent segment	(3,055)	(3,287)
Income before tax	99,622	88,359
Income tax expense	35,122	30,859
Net income	$64,500	$57,500

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7.  Stock-Based Compensation Plans

Restricted Stock Awards.  Under a restricted stock plan approved by our stockholders in May 2004, as subsequently amended (“Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock, par value $1.00 per share (“Zenith National’s common stock”) with restricted ownership rights.  Of the shares of stock granted to employees, 50% vest two years after the grant date and the remaining 50% of the shares vest four years after the grant date.  Shares granted to non-employee Directors vest in equal amounts of one-third of the amount granted over three years.  The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date and is recognized as an expense over the vesting period of the awards.

The following table provides certain information regarding the shares available for future grants under the Restricted Stock Plan at March 31, 2007:

Number of shares authorized for grants	625,000
Number of shares outstanding	(329,000)
Number of shares vested	(94,000)
Number of shares available for future grants	202,000

Changes in restricted stock for the three months ended March 31, 2007 were as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	330,000	$41.88
Granted	6,500	49.15
Vested	(7,500)	31.41
Outstanding at March 31, 2007	329,000	42.26

At March 31, 2007, 94,000 shares had vested under the Restricted Stock Plan.  Compensation expense recognized for the three months ended March 31, 2007 and 2006 was $0.9 million and $0.8 million after tax, respectively.  Unrecognized compensation expense before tax under the Restricted Stock Plan was $7.9 million and $8.9 million at March 31, 2007 and December 31, 2006, respectively.

Employee Stock Options.  At March 31, 2007, all outstanding stock options granted under the Stock Option Plan had previously vested and all compensation expense related to these options had been recognized.  Compensation expense was $0 and $9,000 in the three months ended March 31, 2007 and 2006, respectively.  The 9,500 options outstanding at December 31, 2006 were fully exercised during the first quarter of 2007.  The Stock Option Plan expired according to its terms in May 2006.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8.  Commitments and Contingencies

Litigation.  We are defendants in various litigation proceedings.  In the opinion of management, after consultation with legal counsel, all such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows.

Note 9.  Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  At the adoption date and as of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2007.

Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively.  There are no income tax examinations currently in process.

Note 10.  Recently Issued Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).  SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. The Company adopted SOP 05-1 on January 1, 2007.  SOP 05-1 did not have a material effect on our consolidated financial condition or results of operations.

In February 2006, the FASB issued statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”).  Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately.  SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative.  The Company adopted SFAS No. 155 on January 1, 2007.  SFAS No. 155 did not have a material effect on our consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable.  SFAS  No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  We will adopt SFAS No. 157 on January 1, 2008 and we expect that it will not have a material effect on our consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of January 1, 2008.  We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  In September 2005, we announced our exit from the assumed reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items.  Statements containing words such as expect, anticipate, believe, estimate, or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) adverse state and federal legislation and regulation; (3) changes in interest rates causing fluctuations of investment income and fair values of investments; (4) changes in the frequency and severity of claims and catastrophes; (5) adequacy of loss reserves; (6) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (7) losses associated with any terrorist attacks that impact our workers’ compensation business in excess of our reinsurance protection; (8) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and (9) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission.

Overview

1) Revenues.  Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment.  Total revenues decreased in the three months ended March 31, 2007 compared to the corresponding period of 2006 principally because of decreased workers’ compensation premium revenues partially offset by increases in net investment income and realized gains on investments.  The decrease in workers’ compensation premiums earned principally reflects the impact of rate decreases in California combined with increased competition.

Our operating goals do not include objectives for revenues or market share but rather emphasize pricing and underwriting discipline to maintain profitability.  Our workers’ compensation premiums are discussed further under “Results of Operations — Workers’ Compensation Segment” on pages 18 to 20.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

2) Income from workers’ compensation segment.  Income before tax from our workers’ compensation segment in the three months ended March 31, 2007 was $61.4 million compared to $65.3 million in the corresponding period in 2006.

3) Loss reserves.  We recognized $34.2 million and $32.3 million in the three months ended March 31, 2007 and 2006, respectively, of pre-tax favorable development on prior year workers’ compensation loss reserve estimates to reflect a continuation of favorable trends in the paid loss data for recent accident years during the first quarters of 2007 and 2006.

4) Investments segment.  Our investment portfolio increased in the three months ended March 31, 2007 principally as a result of favorable net cash flow from operations.  Investment income increased in the three months ended March 31, 2007 compared to the corresponding period of 2006 because of higher short-term interest rates in 2007 and a $7.3 million cash dividend, before tax, received from a common stock investment.  At March 31, 2007, $1.0 billion of the investment portfolio was in fixed maturities of 2 years or less compared to $0.9 billion at December 31, 2006.

Realized gains from investments were higher in the first quarter of 2007 compared to the corresponding period in 2006.

5) Stockholders’ equity.  Our stockholders’ equity increased to $989.4 million ($26.71 per share) at March 31, 2007 from $940.7 million ($25.41 per share) at December 31, 2006.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three months ended March 31, 2007 and 2006 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 6 to the Consolidated Financial Statements.

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Income before tax from investments segment:
Net investment income	$35,486	$24,732
Realized gains on investments	5,958	1,610
Income before tax from investments segment	41,444	26,342
Income (loss) before tax from:
Workers’ compensation segment	61,383	65,298
Reinsurance segment	(150)	6
Parent segment	(3,055)	(3,287)
Income before tax	99,622	88,359
Income tax expense	35,122	30,859
Net income	$64,500	$57,500

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

The combined ratios reported for the workers’ compensation and reinsurance segments were as follows:

	Three Months Ended March 31,
	2007	2006
Workers’ compensation:
Loss and loss adjustment expenses	33.5%	43.9%
Underwriting and other operating expenses	34.8%	29.7%
Combined ratio	68.3%	73.6%

Reinsurance:
Loss and loss adjustment expenses	112.0%	84.0%
Underwriting and other operating expenses	33.0%	15.9%
Combined ratio	145.0%	99.9%

Workers’ compensation reported accident year combined ratios were as follows:

	Three Months Ended March 31,
	2007	2006
Combined Ratio	68.3%	73.6%
Prior accident year favorable loss reserve development	17.6%	13.0%
Accident year combined ratio	85.9%	86.6%

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Net premiums earned of the workers’ compensation and reinsurance segments were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Workers’ compensation:
California	$109,965	$160,347
Outside California	83,784	87,275
Total workers’ compensation	193,749	247,622
Reinsurance	333	6,804
Net premiums earned	$194,082	$254,426

Workers’ Compensation Segment

The combined ratio of our workers’ compensation segment improved in the three months ended March 31, 2007 compared to the corresponding period in 2006.  In the first quarter of 2007, we reported a lower current accident year loss and loss adjustment expense ratio compared to the first quarter of 2006.  We also reported 17.6 percentage points of favorable development of prior year loss reserves compared to 13.0 percentage points in the first quarter of 2006.  These benefits were offset, in part, by a decrease in net premiums earned in the first quarter of 2007 compared to 2006 and a higher underwriting and other operating expense ratio.  The current accident year combined ratio estimate was 85.9% for the first quarter of 2007 as compared to 86.6% for the first quarter of 2006.  Our estimate of the 2007 accident year loss and loss adjustment expense ratio is lower than the 2006 accident year estimate we made at the end of the first quarter of 2006, reflecting continuing favorable loss cost trends throughout 2006 and into 2007, offset in part, by premium rate decreases and competition. The estimates we made for our loss costs in recent accident years are subject to considerable uncertainty because of fluctuating rates of claims cost inflation and deflation including the impact of the 2003 and 2004 workers’ compensation legislative reforms.  We discuss the assumptions we made at March 31, 2007 about the inflation trends and associated uncertainties for recent accident years under “Loss Reserves” on pages 21 to 26.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown; and insured payroll is our best indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls
March 31, 2007	$456.4	23,900	$8,854.7	$332.4	16,600	$12,767.7	$788.8	40,500	$21,622.4
December 31, 2006	501.2	24,600	9,200.3	332.8	16,600	12,404.5	834.0	41,200	21,604.8
March 31, 2006	646.2	27,200	9,743.3	325.7	16,800	11,619.3	971.9	44,000	21,362.6
December 31, 2005	722.9	27,500	9,930.3	326.9	16,900	11,236.3	1,049.8	44,400	21,166.6

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Premiums in-force in California as of March 31, 2007 decreased compared to March 31, 2006, principally as a result of premium rate changes due to favorable loss cost trends from the 2003 and 2004 legislative reforms, combined with our pricing and underwriting strategy in comparison to our competition as reflected in the decline in insured payrolls and policies in-force.  Premiums in-force outside California increased as of March 31, 2007 compared to March 31, 2006 as growth in insured payrolls exceeded rate reductions.

In California, the state in which the largest amount of our workers’ compensation premiums is earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends.  The short-term data for loss costs indicate a favorable impact from the 2003 and 2004 legislative reforms.  As a result of these favorable trends we have reduced our California premium rates in a manner that we believe deals prudently with the uncertainty about the long-term outcome of loss cost trends for recent accident years.  These manual rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision annually; and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics.  The following table sets forth the manual rate change percentages in California, as well as the change in the average rates charged in California on renewal business for each period.  The change in the average renewal rate takes into consideration changes in manual rates as well as the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Effective date of change	Manual Rate Change	Average Renewal Charged Rate Change
January 1, 2004	0.0%	(4.0)%
July 1, 2004	(10.0)	(12.0)
January 1, 2005	(2.0)	0.0
July 1, 2005	(12.0)	(19.0)
January 1, 2006	(13.0)	(15.0)
July 1, 2006	(5.0)	(13.0)
January 1, 2007	(4.4)

In California, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends advisory pure premium rates for California workers’ compensation insurance and the California Department of Insurance (“California DOI”) adopts and publishes advisory pure premium rates.  Pure premium rates cover expected loss costs but generally do not cover operating expenses or profit.  On March 30, 2007, the WCIRB submitted a rate filing with the California DOI recommending an average 11.3% decrease in advisory pure premium rates to be effective for policies incepting on or after July 1, 2007.  The recommended decrease was based on an analysis of loss and loss adjustment expense data as of December 31, 2006 and relies significantly on the most current paid loss trends.

Notwithstanding this process, future California premium rate decisions will be based on our own data and judgments about loss costs trends or upon any modification to the workers’ compensation system, while maintaining our goal of achieving a combined ratio under 100%.

In Florida, the state in which the second largest amount of our workers’ compensation premium is earned, rates for workers’ compensation insurance are set by the Florida Department of Insurance.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Manual rate change percentages in Florida were as follows:

Effective date of change	Manual Rate Change
January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)

Most of our workers’ compensation policies are non-participating but we issue certain policies for which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Additional Florida Dividends”).  At March 31, 2007 and December 31, 2006, we had $34.1 million accrued for estimated Additional Florida Dividends.  Our ultimate obligation for Additional Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

Reinsurance Segment

In September 2005, we exited the reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  All contracts had fully expired by the end of 2006, however, we will be paying our assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting of changes to loss reserve estimates, adjustments to contractual premium and operating expenses.

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

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section.

Parent Segment

The parent segment loss reflects the holding company activities of Zenith National.  The parent segment loss before tax was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Interest expense	$1,339	$1,335
Parent expenses	1,716	1,952
Parent segment loss	$3,055	$3,287

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses as of the balance sheet date (“loss reserves”). Our loss reserves were as follows:

(Dollars in millions)	March 31, 2007	December 31, 2006
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,399	$1,416
Less: Receivable from reinsurers for unpaid losses	233	221
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,166	$1,195
Reinsurance segment:
Unpaid losses and loss adjustment expenses gross and net of reinsurance receivable	$90	$106
Total:
Unpaid losses and loss adjustment expenses	$1,489	$1,522
Less: Receivable from reinsurers for unpaid losses	233	221
Total unpaid losses and loss adjustment expenses, net of reinsurance	$1,256	$1,301

Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability. Accordingly, as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses. The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.” Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Favorable or unfavorable development of loss reserves is reflected in our Consolidated Statements of Operations in the period the change is made.

When losses are reported to us, we establish, individually, estimates of the ultimate cost of the claims, known as “case reserves.” These case reserves are continually monitored and revised in response to new information and for amounts paid. In estimating our total loss reserves, we have to make provision for two types of loss development. At the end of any calendar period, there are a number of claims that have not yet been reported but will arise out of accidents that have already occurred. These are referred to in the insurance industry as incurred but not reported (“IBNR”) claims. In addition to this provision for late reported claims, we also have to estimate the extent to which the case reserves on known claims may also develop. These types of reserves are referred to in the insurance industry as “bulk” reserves. Our loss reserves make provision for both IBNR and bulk reserves in total, but not separately.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

At March 31, 2007 and December 31, 2006, IBNR and bulk reserves included in unpaid losses and loss adjustment expenses, net of reinsurance, were as follows:

(Dollars in millions)	March 31, 2007	December 31, 2006
Workers’ compensation	$368	$382
Reinsurance	15	19
Total IBNR & bulk reserves	$383	$401

We perform a comprehensive review of our loss reserves at the end of every quarter.  Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment.  Because we have a long history in the workers’ compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates.  During the first quarter of 2007 we recognized $34.2 million of favorable development on prior accident year workers’ compensation loss reserves compared to $32.3 million during the first quarter of 2006.  Favorable development in both periods reflects the continuing favorable trends as a result of the California and Florida reforms, including improvement in the paid loss trends and the reduction in the number of expensive claims (discussed below), combined with more weight given to the deflationary loss trends for recent accident years in management’s assessment of ultimate loss trends and loss reserves. The loss reserve estimates recorded in the financial statements were higher than the actuarial point estimates by approximately $105 million and $109 million at March 31, 2007 and December 31, 2006, respectively. Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, and the inflation assumptions selected in determining loss reserve estimates, as well as the impact of different inflation assumptions on loss reserve estimates.

Principal Uncertainties:  In our workers’ compensation business, the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant. The greater part of the challenge in estimating loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year. The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the deflation trend in more recent years as compared to the trend of increasing severity (inflation) in the years prior to 2002. Severity is the average cost of a claim as measured by the total cost of claims for a year divided by the number of claims in that year. The annual rate of claim cost inflation (or deflation) is the year over year percentage change in claim severity. Inflation or deflation is attributable to several factors which include changes in health care costs, legislative reforms to the workers’ compensation system and the number of expensive claims relative to the total number of claims in a year. Expensive claims are those involving permanent disability of an injured worker. Historically in California, the expensive claims have contributed about 20% of the number of claims and 90% of the cost of all claims. We have observed deflationary trends in the amounts we have paid for claims in recent accident years compared to increasing inflation trends for claim payments in 2001 and prior. However, expensive claims are paid over several years, and ultimate costs are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and benefits for dependents. These expensive claims often result in some form of a settlement with the injured worker which generally takes place many years after the injury. In California, as of March 31, 2007, we have closed only 39%, 16% and 2% of our 2004, 2005 and 2006 expensive permanent disability cases, respectively.  These closing ratios are slower than the ratios we experienced prior to reforms and uncertainty remains as to the extent to which the recent deflationary data will be sustained as the remaining expensive claims are settled.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

We have also recently observed a reduction in the number of California permanent disability claims beginning in 2005 as compared to prior accident years, reflecting the change in the permanent disability rating system effective January 1, 2005. This reduction in expensive claims for the 2005, 2006 and 2007 accident years as compared to prior accident years is not yet a material component of the paid loss data trends due to the longer time lag in paying and settling these claims. While the ultimate number of expensive claims for these accident years is still uncertain, a permanent frequency reduction would be material as the average cost of these types of claims is approximately $75,000.  The following table shows the trend in the number of California permanent partial disability (“PPD”) claims (expensive claims) at various dates:

	Number of California PPD Claims Reported after Number of Months
Accident Year	3	15	27	39	51	63
2002	741	3,111	2,799	2,737	2,705	2,677
2003	1,007	3,685	3,056	2,888	2,859
2004	1,056	3,521	2,781	2,651
2005	1,202	2,934	2,624
2006	633	2,281
2007	454

Actuarial estimation process:  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation. However, these various methods do not produce separate point estimates. Our actuaries prepare reserve estimates for all accident years using our own historical claims data and based upon many of the common actuarial methodologies for estimating loss reserves, such as paid development methods, incurred development methods, Bornhuetter-Ferguson indications and claim count methods. A customized method is used for more recent accident years related to business written in California to focus on the impacts of the legislative reforms in determining loss reserves. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open. For recent accident years related to business written outside of California, our actuarial point selections are also based on the incurred loss development methods because our actuaries believe this method most accurately reflects the required reserves based on their analysis of the data and understanding of the claim environments in which we operate. For the more recent accident years related to business written in California, our actuaries use a loss reserving model which estimates the differing affects of the 2003 and 2004 legislative reforms on five categories of benefit types. The five benefit types are: (1) temporary disability indemnity, (2) vocational rehabilitation, (3) permanent disability indemnity, (4) medical costs and (5) allocated expense. For each of these types of benefits, our actuaries review the historical paid trends and make adjustments to reflect the known effects of the reforms (e.g., limitations on temporary disability indemnity benefits and eliminating vocational rehabilitation benefits). Our actuaries then use judgment to forecast ultimate inflation rates for each benefit type allowing for the late emergence of costs for the most serious cases based on historical trends. The selected inflation rate produces an estimate of loss reserves for each benefit type.  The actuarial point estimate was then determined by weighting this customized method with the paid loss methods used by the California Workers’ Compensation Insurance Rating Bureau (“WCIRB”) in estimating ultimate losses for the entire California industry.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Role of management:  Because of the lack of empirical data regarding the ultimate outcome of loss costs for the post-reform years, combined with our long history in the workers’ compensation business, we do not believe it is prudent to extrapolate recent trends on early claim payments to the entire population of claims until sufficient data is known about the more costly claims. Our loss reserve estimates are based on judgments regarding the weight given to recent data, as well as our history.  The inflation or deflation assumption is the key assumption in establishing loss reserve estimates for recent accident years. The 2003 and 2004 legislative reforms in California and the 2003 reforms in Florida, as well as delays in settling and closing the most serious cases in recent accident years in California as compared to historical trends, have resulted in uncertainty in determining the ultimate inflation assumptions for the most recent accident years. Management reviews the actuarial point estimate each quarter and establishes loss reserve estimates in the financial statements that provide for rates of claim cost inflation (deflation) using the most recent relevant data and incorporates judgment regarding the inherent uncertainties of ultimate loss costs. These uncertainties include the length of time required to settle long-term, expensive cases combined with the effects of medical care inflation, uncertainties in the long-term outcome of reforms including the ultimate number of expensive cases, and the fact that in certain years prior to the legislative reforms our loss reserves proved to be inadequate.

The differences between the actuarial point estimate and the loss reserves recorded in the financial statements are principally caused by the differences in the inflation assumptions used by management as compared to the inflation assumptions produced using actuarial methods for the 2003 and 2004 accident years, as well as the impact of these inflation assumption differences on the 2005 and 2006 accident year ultimate loss estimates (changes to inflation rates for a particular accident year also change the ultimate loss estimate for each subsequent accident year). As the data for these accident years mature, the uncertainty surrounding the ultimate outcome of the workers’ compensation claim costs will continue to diminish and therefore the difference between our financial statement loss reserves and our actuarial point estimates will decrease.  This can occur by some combination of increases or decreases in management’s estimate of loss reserves as compared to increases or decreases in the actuarial point estimates.

Inflation assumptions:  At March 31, 2007, the workers’ compensation accident year paid loss inflation rates (deflation rates are shown in parentheses) in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

(Dollars in Thousands)	Estimated Ultimate Losses (A)	Average Paid Loss per Claim Annual Inflation (Deflation) Evaluated After (number of months)								Assumed Inflation (Deflation) In Estimated Ultimate Losses
Accident Year		15	27	39	51	63	75	87	99	March 31, 2007	December 31, 2006
1999	$220,259	12%	14%	15%	15%	15%	15%	15%	15%	16%	16%
2000	240,673	9	10	12	13	14	13	12		14	14
2001	313,328	15	16	15	15	15	14			17	17
2002	327,254	1	2	4	4	3				7	7
2003	340,678	5	2	(3)	(4)					3	5
2004	347,793	(7)	(12)	(15)						(5)	(5)
2005	381,538	0	(8)							(11)	(11)
2006	350,867	6								(4)	(4)
2007	77,626									(3)

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

When we estimate our loss reserves, we do so in the aggregate for all years, and then allocate them to each accident year. This allows us to look at the year-over-year change in claim severity, or inflation — our most important concept for understanding adequate loss reserve estimates. By allocating loss reserves to individual accident years, we produce an implied rate of inflation for each year. Each quarter, we receive additional data about the inflation rate in paid losses for each accident year as we pay and close additional claims. We use these and other data to determine if any changes in our inflation assumptions are appropriate. The allocation of loss reserves between accident years is less certain for more recent accident years, for which there is less paid loss data and greater uncertainty caused by the legislative reforms in 2003 and 2004. Any changes in our assumptions about inflation rates will cause a change in our loss reserve estimates, although our view of the adequacy of the total loss reserve estimate may be unchanged if the effect of the change in the inflation assumptions has the effect of reallocating the loss reserve estimate among accident years.

Considerable judgment is used in determining our inflation assumptions and each quarter we consider and evaluate the most recent trends, new information and the payment of additional claims, as well as the inherent uncertainties discussed previously.  In the first quarter 2007, we received the following information:

•                  We paid and closed additional claims and the paid loss deflation trends in recent accident years continued.

•                  The number of California permanent disability claims (expensive claims) continues to reflect reduced frequency compared to 2004 and prior accident years.

•                  The California Workers’ Compensation Appeals Board recently reversed two earlier decisions which reversal will likely reduce unresolved permanent disability payments to injured workers for accident years 2004 and prior.

During the first quarter of 2007, we reduced the inflation assumption two percentage points for the 2003 accident year compared to December 31, 2006, attributing more weight to the paid loss trends because of the passage of time and because more claims were closed.  Changes to the 2003 inflation rate also changed the ultimate loss estimate for each subsequent accident year, resulting in net favorable development of prior accident year loss reserves of $34.2 million in the first quarter of 2007, or 2.9 % of our estimated workers’ compensation net loss reserves at December 31, 2006. As a percentage of workers’ compensation net premiums earned for the quarter ended March 31, 2007, the favorable development of our workers’ compensation loss reserves was 17.6%.

In the first quarter of 2006, we reduced the inflation assumptions for the 2005 and 2004 accident years at March 31, 2006 compared to December 31, 2005, resulting in net favorable development of prior accident year loss reserves of $32.3 million, or 2.5% of our estimated workers’ compensation net loss reserves at December 31, 2005. As a percentage of workers’ compensation net premiums earned in the three months ended March 31, 2006, the favorable development of our workers’ compensation loss reserves was 13.0%.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Impact of different inflation assumptions:  Different assumptions about the inflation or deflation rates would change our workers’ compensation loss reserve estimates, and a material change is reasonably possible although we cannot predict if and to what extent such a change will occur. A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated loss for that year. Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year. For example, if the average annual inflation rate for each of the accident years 2001 through 2007 were decreased by one percentage point in each year, our loss reserve estimates at March 31, 2007 would decrease by about $75.0 million as illustrated in the table that follows:

(Dollars in thousands)	Assumption Currently Used			Revised Assumption
Accident Year	Assumed Inflation (Deflation) Rate	(a) Cumulative Inflation Factor	(b) Estimated Ultimate Losses	Assumed Inflation (Deflation) Rate	(c) Cumulative Inflation Factor	[(c)/(a)]x(b)] Estimated Ultimate Losses
2001	17%	1.170	$313,328	16%	1.160	$310,650
2002	7	1.252	327,254	6	1.230	321,504
2003	3	1.289	340,678	2	1.254	331,428
2004	(5)	1.225	347,793	(6)	1.179	334,733
2005	(11)	1.090	381,538	(12)	1.037	362,986
2006	(4)	1.047	350,867	(5)	0.986	330,425
2007	(3)	1.015	77,626	(4)	0.946	72,349
			$2,139,084			$2,064,075
					Decrease	$(75,009)

We believe our loss reserve estimates are adequate. However, the actual ultimate inflation (or deflation) rate will not be known with any certainty for several years. We assume that general health care inflation trends will continue and will impact our long-term claim costs and loss reserves. The extent to which this may be offset by benefits from the reform legislation and recently observed reduction in the number of California expensive claims is uncertain. We will evaluate our best estimate of inflation rates and reserves every quarter to reflect the most current data.

Investments

The investment portfolio increased from December 31, 2006 to March 31, 2007 principally as a result of favorable net cash flow from operations.

The increase in investment income in the three months ended March 31, 2007 compared to the corresponding period in 2006 was principally the result of higher short-term interest rates and a $7.3 million cash dividend, before tax, or $4.9 million after tax, received from a common stock investment.  The average annual yields on the investment portfolio in the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Before Tax (1)	5.2%	4.6%
After Tax	3.5%	3.0%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

At March 31, 2007, our investment portfolio was comprised of 65% fixed maturity securities, 30% short-term investments, 4% equity securities and less than 1% other investments.   Fixed maturity securities include primarily corporate bonds, U.S. Government bonds, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”).  Of the fixed maturity portfolio, including short-term investments, 94% and 93% were rated investment grade at March 31, 2007 and December 31, 2006, respectively.  The average maturity of the fixed maturity portfolio, including short-term investments, was 3.5 years and 3.7 years at March 31, 2007 and December 31, 2006, respectively.  The duration of the fixed maturity portfolio including short-term investments was 2.8 years as of March 31, 2007 and December 31, 2006.

At March 31, 2007 and December 31, 2006, 90%, of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities.  Stockholders’ equity will fluctuate with changes in the fair values of available-for-sale securities.  Stockholders’ equity increased by $3.2 million after deferred tax from December 31, 2006 to March 31, 2007 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

The unrealized net loss on available-for-sale fixed maturity investments was as follows:

	Available-for-Sale
(Dollars in thousands)	Before Tax	After Tax
March 31, 2007	$(4,617)	$(3,001)
December 31, 2006	(9,562)	(6,215)

We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.  The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary.  There were no such write-downs in the three months ended March 31, 2007 and 2006.

We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that we have appropriately identified other-than-temporary declines in fair value in the three months ended March 31, 2007 and 2006, and that our remaining unrealized losses at March 31, 2007 are not other-than-temporary.  We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary.  We have consistently applied this presumption for fifteen years.  We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary.  Unrealized losses on fixed maturity securities at March 31, 2007 are principally attributable to increases in interest rates in 2005 and 2006.

Set forth below is information about unrealized gains and losses in our investment portfolio at March 31, 2007:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
Fixed maturity securities:
Fair value	$918,499	$573,609
Amortized cost	931,221	566,096
Unrealized (loss) gain	(12,722)	7,513
Fair value as a percentage of amortized cost	98.6%	101.3%
Number of security positions held	175	127
Concentration of unrealized (losses) gains by type or industry:

Municipal bonds	$(1,749)	$346
Hotels	(1,041)
Food and beverage	(886)	239
Machinery	(868)	181
Financial institutions	(796)	1,078
GNMA’s	(720)	800
Petroleum	(648)	36
Utilities	(646)	226
Pharmaceuticals	(615)	176
Insurance companies	(603)	2,400
Other	(4,150)	2,031
Total	$(12,722)	$7,513
Fixed maturity securities:
Investment grade:
Fair value	$854,893	$508,437
Amortized cost	865,016	502,493
Fair value as a percentage of amortized cost	98.8%	101.2%
Non-investment grade:
Fair value	$63,606	$65,172
Amortized cost	66,205	63,603
Fair value as a percentage of amortized cost	96.1%	102.5%
Equity securities:
Fair value	$30,751	$67,216
Cost	32,116	44,329
Unrealized (loss) gain	(1,365)	22,887
Fair value as a percentage of cost	95.8%	151.6%
Number of security positions held	10	20

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The table below sets forth the fair value of fixed maturity securities at March 31, 2007, based on their scheduled maturities:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
1 year or less	$99,383	$41,378
After 1 year through 5 years	279,937	254,012
After 5 years through 10 years	525,116	252,539
After 10 years	14,063	25,680
Total	$918,499	$573,609

The table below sets forth information about fixed maturity and equity securities with unrealized losses at March 31, 2007:

(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value as a Percentage of Cost Basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.5 million and for:
Greater than 12 months (2 issues)	$33,537	$(1,905)	94.6%
Less than $0.5 million (173 issues)	884,962	(10,817)	98.8%
Total	$918,499	$(12,722)	98.6%
Equity securities with unrealized losses:
Individually exceeding $0.5 million and for:
Less than 3 months (1 issue)	$13,234	$(777)	94.5%
Less than $0.5 million (9 issues)	17,517	(588)	96.8%
Total	$30,751	$(1,365)	95.8%

The following is a summary of securities sold at a loss in the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Fixed maturity securities:
Realized losses on sales	$(1,188)	$(425)
Fair value at the date of sale	19,383	808,995
Number of securities sold	5	5
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(15)	$(425)
Greater than 12 months	(1,173)
Equity securities:
Realized losses on sales	$(114)	$(407)
Fair value at the date of sale	2,105	3,466
Number of securities sold	3	2
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(109)	$(407)
6-12 months	(5)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested, prior to their use in such disbursements, and investment income provides additional cash receipts.  In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative.  Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments.  The exact timing of the payment of claims cannot be predicted with certainty.  The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims.  At March 31, 2007 and December 31, 2006, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries amounted to $0.9 billion.  These securities, in conjunction with our positive net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future.  We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.

Net cash flow provided by operating activities was positive in the three months ended March 31, 2007 but lower than net cash flow provided by operating activities in the three months ended March 31, 2006 primarily due to lower workers’ compensation premiums as shown in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Net cash flow from workers’ compensation business	$37,007	$92,680
Net cash used in reinsurance business	(11,515)	(15,450)
Investment income received	28,377	15,004
Interest and other expenses paid by parent	(4,063)	(2,978)
Income taxes paid	(14,384)	(2,683)
Net cash provided by operating activities	$35,422	$86,573

Zenith National requires cash to pay any dividends declared to our stockholders, make interest and principal payments on our outstanding debt obligations, fund our operating expenses and, from time to time, to make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments in Zenith National were $83.2 million and $69.4 million at March 31, 2007 and December 31, 2006, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends.  During 2007, Zenith Insurance is able to pay up to $225.9 million of dividends to Zenith National without prior approval of the California Department of Insurance. Zenith Insurance paid $30.0 million in dividends to Zenith National in the three months ended March 31, 2007 and no dividends were paid in the three months ended March 31, 2006.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

In April 2007, A. M. Best Company upgraded the financial strength rating of our insurance subsidiaries to A (Excellent) from A- (Excellent).

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies.  Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).  We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, investment write-downs, and deferred income taxes are particularly important to an understanding of our Consolidated Financial Statements.  These matters are discussed under “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2006 Form 10-K.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity investments to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but will attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors.  In addition, we place the majority of our investments in high- quality, liquid securities and limit the amount of credit exposure to any one issuer.

The table below provides information about our financial instruments for which fair values are subject to changes in interest rates.  For fixed maturity investments, the table presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates.  Such investments include corporate bonds, municipal bonds, U. S. Government bonds, and mortgage-backed securities.  For our debt obligations, the table presents principal cash flows by expected maturity dates (including interest):

	Expected Maturity Date
(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
As of March 31, 2007
Fixed Maturity Investments:
Fixed rate	$114,092	$153,063	$86,711	$87,417	$156,433	$894,392	$1,492,108
Weighted average interest rate	5.3%	5.1%	5.0%	5.2%	5.9%	5.5%	5.6%
Short-term investments	$698,660						$698,660
Debt and interest obligations:
Convertible Notes payable (1)	1,150						1,150
Redeemable securities	$2,501	$5,002	$5,002	$5,002	$5,002	$143,529	$166,038

As of December 31, 2006
Fixed Maturity Investments:
Fixed rate	$115,904	$147,827	$84,666	$93,933	$197,193	$847,566	$1,487,089
Weighted average interest rate	5.4%	5.2%	5.2%	5.3%	6.0%	5.6%	5.6%
Short-term investments	$679,989						$679,989
Debt and interest obligations:
Convertible Notes payable (1)	1,216						1,216
Redeemable securities	$5,002	$5,002	$5,002	$5,002	$5,002	$143,529	$168,539

(1)          The Convertible Notes payable are shown with an expected maturity date in 2007 because the note holders have the right to convert their notes into our common stock during the second quarter of 2007 and had the same right in the first quarter of 2007 (see Note 4 to the Consolidated Financial Statements).

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 6.                           Exhibits

3.1

Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated herein by reference to Exhibit 3.1 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

3.2	Bylaws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.9 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10.1

Credit Agreement, dated as of February 16, 2007, between Zenith National Insurance Corp., and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.39 to Zenith’s Annual Report on Form 10-K for the year ended December 31, 2006.)

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

ZENITH NATIONAL INSURANCE CORP.

April 23, 2007	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

April 23, 2007	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Senior Vice President
& Chief Financial Officer
(Principal Financial and Accounting Officer)