Form 10-Q
period 2007-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2007-07-24
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐                   No  ☒

At July 20, 2007, there were 37,056,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2007

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(Dollars and shares in thousands)	2007	2006
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $200,458 in 2007 and $215,902 in 2006)	$205,483	$216,546
At fair value (amortized cost $1,239,438 in 2007 and $1,280,749 in 2006)	1,216,160	1,271,187
Equity securities, at fair value (cost $74,179 in 2007 and $69,014 in 2006)	90,112	98,318
Short-term investments (at cost or amortized cost, which approximates fair value)	713,283	679,989
Other investments	18,398	7,616
Total investments	2,243,436	2,273,656
Cash	14,921	7,310
Accrued investment income	19,099	19,209
Premiums receivable	22,792	32,413
Receivable from reinsurers for paid and unpaid losses	247,989	235,802
Deferred policy acquisition costs	12,848	12,617
Deferred tax asset	60,088	54,753
Goodwill	20,985	20,985
Other assets	102,982	110,808
Total assets	$2,745,140	$2,767,553
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,431,686	$1,522,280
Unearned premiums	84,003	82,992
Policyholders’ dividends accrued	59,809	57,072
Convertible senior notes payable	1,132	1,129
Redeemable securities	58,346	58,342
Current income tax payable		13,936
Other liabilities	85,674	91,082
Total liabilities	1,720,650	1,826,833

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2007 and 2006
Common stock, $1 par, 100,000 shares authorized; issued 44,751 in 2007 and 44,722 in 2006; outstanding 37,056 in 2007 and 37,027 in 2006	44,751	44,722
Additional paid-in capital	462,052	459,103
Retained earnings	689,113	590,715
Accumulated other comprehensive (loss) income	(4,774)	12,832
	1,191,142	1,107,372
Treasury stock, at cost (7,695 shares in 2007 and 2006)	(166,652)	(166,652)
Total stockholders’ equity	1,024,490	940,720
Total liabilities and stockholders’ equity	$2,745,140	$2,767,553

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Revenues:
Net premiums earned	$186,345	$239,484	$380,427	$493,910
Net investment income	27,551	26,273	63,037	51,005
Realized gains on investments	5,201	1,113	11,159	2,723
Total revenues	219,097	266,870	454,623	547,638

Expenses:
Loss and loss adjustment expenses incurred	48,974	106,015	114,244	220,466
Policy acquisition costs	31,064	38,501	61,859	78,275
Underwriting and other operating expenses	31,992	33,895	66,935	66,869
Policyholders’ dividends	4,354	3,610	7,911	7,485
Interest expense	1,301	1,314	2,640	2,649
Total expenses	117,685	183,335	253,589	375,744
Income before tax	101,412	83,535	201,034	171,894
Income tax expense	36,112	29,435	71,234	60,294
Net income	$65,300	$54,100	$129,800	$111,600

Net income per common share:

Basic	$1.76	$1.46	$3.50	$3.02

Diluted	1.75	1.46	3.48	3.00

Disclosure regarding comprehensive income:

Net income	$65,300	$54,100	$129,800	$111,600
Decrease in unrealized appreciation of investments during the period, net of tax	(15,762)	(9,345)	(17,606)	(16,361)
Comprehensive income	$49,538	$44,755	$112,194	$95,239

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Premiums collected	$403,732	$521,923
Investment income received	51,030	33,542
Loss and loss adjustment expenses paid	(220,129)	(237,000)
Policy acquisition, underwriting and other operating expenses paid	(131,665)	(171,674)
Interest paid	(2,591)	(2,632)
Income taxes paid	(80,071)	(65,364)
Net cash provided by operating activities	20,306	78,795

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity		(54,937)
Fixed maturity securities available-for-sale	(96,808)	(458,550)
Equity securities available-for-sale	(50,783)	(23,772)
Other investments	(11,681)	(234)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	10,878	9,002
Fixed maturity securities available-for-sale	58,397	20,753
Other investments	1,205	4,048
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	79,119	247,828
Equity securities available-for-sale	55,865	16,597
Other investments	42
Net (increase) decrease in short-term investments	(19,865)	190,512
Capital expenditures and other, net	(10,783)	(5,984)
Net cash provided by (used in) investing activities	15,586	(54,737)

Cash flows from financing activities:
Cash dividends paid to common stockholders	(28,773)	(19,588)
Repurchase of redeemable securities		(500)
Proceeds from exercise of stock options	196	227
Excess tax benefit on stock-based compensation	296	72
Net cash used in financing activities	(28,281)	(19,789)
Net increase in cash	7,611	4,269
Cash at beginning of period	7,310	7,469
Cash at end of period	$14,921	$11,738

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Reconciliation of net income to net cash provided by operating activities:

Net income	$129,800	$111,600

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,835	5,055
Net accretion	(12,147)	(14,669)
Realized gains on investments	(11,159)	(2,723)
(Increase) decrease in:
Accrued investment income	123	(2,797)
Premiums receivable	8,387	18,034
Receivable from reinsurers for paid and unpaid losses	(12,291)	11,035
Prepaids	4,453	(20,353)
Deferred policy acquisition costs	(231)	(459)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(90,594)	(29,338)
Unearned premiums	1,011	(10,394)
Policyholders’ dividends accrued	2,737	5,330
Net income taxes payable	(8,837)	(5,070)
Accrued expenses	(7,069)	5,639
Other	11,288	7,905
Net cash provided by operating activities	$20,306	$78,795

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Preferred stock, $1 par:
Beginning of period	None	None	None	None
End of period	None	None	None	None

Common stock, $1 par:
Beginning of period	$44,739	$44,627	$44,722	$44,944
Exercise of stock options		8	9	11
Restricted stock awards not yet vested				(320)
Restricted stock vested	12	56	20	56
End of period	44,751	44,691	44,751	44,691

Additional paid-in capital:
Beginning of period	460,781	455,925	459,103	454,281
Exercise of stock options		146	187	216
Excess tax benefit on stock-based compensation	18	162	111	198
Recognition of stock-based compensation expense	1,253	664	2,651	2,202
End of period	462,052	456,897	462,052	456,897

Retained earnings:
Beginning of period	639,520	426,176	590,715	379,031
Net income	65,300	54,100	129,800	111,600
Cash dividends declared to common stockholders	(15,707)	(10,348)	(31,402)	(20,703)
End of period	689,113	469,928	689,113	469,928

Accumulated other comprehensive income (loss):
Beginning of period	10,988	(5,825)	12,832	1,191
Decrease in unrealized appreciation of investments during the period, net of deferred tax benefit and reclassification adjustment	(15,762)	(9,345)	(17,606)	(16,361)
End of period	(4,774)	(15,170)	(4,774)	(15,170)

Treasury stock, at cost:
Beginning of period	(166,652)	(166,652)	(166,652)	(166,652)
End of period	(166,652)	(166,652)	(166,652)	(166,652)

Total stockholders’ equity	$1,024,490	$789,694	$1,024,490	$789,694

Cash dividends declared per common share	$0.42	$0.28	$0.84	$0.56

Stockholders’ equity per outstanding common share			$27.65	$21.35

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.  The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of our financial position and results of operations for the periods presented have been included.  The results of operations for an interim period are not necessarily indicative of the results for an entire year.  For further information, refer to the Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications.  Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Note 2.  Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)		2007	2006	2007	2006
(A)	Net income	$65,300	$54,100	$129,800	$111,600
(B)	Interest expense on the Convertible Notes, net of tax	$12	$12	$24	$24
(C)	Weighted average shares outstanding - basic	37,050	36,964	37,042	36,948
	Common shares issuable under the Stock Option Plan (treasury stock method)		4		6
	Common shares issued under the Restricted Stock Plan (treasury stock method)	159	128	149	131
	Common shares issuable upon conversion of the Convertible Notes	69	69	69	69
(D)	Weighted average shares outstanding – diluted	37,278	37,165	37,260	37,154
	Net income per common share:
(A)/(C)	Basic	$1.76	$1.46	$3.50	$3.02
((A)+(B))/(D)	Diluted	1.75	1.46	3.48	3.00

Cash dividends declared per common share		$0.42	$0.28	$0.84	$0.56

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3.  Policyholders’ Dividends

Most of our workers’ compensation policies are non-participating but we issue certain policies in which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Additional Florida Dividends”).  At June 30, 2007 and December 31, 2006, we accrued $34.1 million for estimated Additional Florida Dividends.  Our ultimate obligation for Additional Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

Note 4.  Debt

At June 30, 2007, the aggregate maturities for all of our long-term borrowings for each of the five years after December 31, 2006 were as follows:

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

The maturity of the outstanding 5.75% Convertible Senior Notes due March 30, 2023 (“Convertible Notes”) is presented as being due in 2007 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the third quarter of 2007 since the contingent conversion condition relative to our common stock price was met as of June 30, 2007.  If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof.  Whether the notes will be convertible after September 30, 2007 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock, par value $1.00 per share (“Zenith National’s common stock”). If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.  The maximum number of shares that could be required to be issued upon conversion of all Convertible Notes at June 30, 2007 was approximately 69,000.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 5.  Reinsurance Ceded

Our excess of loss and catastrophe reinsurance provides protection for workers’ compensation losses up to $150.0 million, with catastrophe losses arising out of California earthquakes up to $200.0 million.  Effective May 1, 2007, we increased our retention of workers’ compensation losses from $1.0 million to $5.0 million, with an annual aggregate limit of $25.0 million in the layer of $5.0 million in excess of the $5.0 million retention.  The limits and terms for the remaining layers in excess of $10.0 million remain unchanged.

Note 6.  Segment Information

Our business is comprised of the following segments: workers’ compensation; reinsurance; investments; and parent.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment.  Reinsurance principally consisted of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  All contracts fully expired by the end of 2006, however, we will be paying our assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting of changes to loss reserve estimates, adjustments to contractual premium and operating expenses.  Income from operations of the investments segment includes investment income and realized gains and losses on investments and we do not allocate investment income to the results of our workers’ compensation and reinsurance segments.  Income from the workers’ compensation and reinsurance segments is determined by deducting net loss and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned.  Loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National, a holding company which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 6.  Segment Information (continued)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended June 30 2007
Revenues:
Net premiums earned	$186,341	$4			$186,345
Net investment income			$27,551		27,551
Realized gains on investments			5,201		5,201
Total revenues	186,341	4	32,752		219,097
Interest expense				$(1,301)	(1,301)
Income (loss) before tax	71,456	(210)	32,752	(2,586)	101,412
Income tax expense (benefit)	25,966	(76)	11,126	(904)	36,112
Net income (loss)	$45,490	$(134)	$21,626	$(1,682)	$65,300
Combined ratios	61.7%	NM

Six Months Ended June 30, 2007
Revenues:
Net premiums earned	$380,090	$337			$380,427
Net investment income			$63,037		63,037
Realized gains on investments			11,159		11,159
Total revenues	380,090	337	74,196		454,623
Interest expense				$(2,640)	(2,640)
Income (loss) before tax	132,839	(360)	74,196	(5,641)	201,034
Income tax expense (benefit)	48,292	(131)	25,047	(1,974)	71,234
Net income (loss)	$84,547	$(229)	$49,149	$(3,667)	$129,800
Combined ratios	65.1%	206.8%
As of June 30, 2007
Total assets	$448,090	$14,823	$2,280,027	$2,200	$2,745,140

NM = Not Meaningful

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended June 30, 2006
Revenues:
Net premiums earned	$235,360	$4,124			$239,484
Net investment income			$26,273		26,273
Realized gains on investments			1,113		1,113
Total revenues	235,360	4,124	27,386		266,870
Interest expense				$(1,314)	(1,314)
Income (loss) before tax	73,816	(14,915)	27,386	(2,752)	83,535
Income tax expense (benefit)	26,473	(5,220)	9,146	(964)	29,435
Net income (loss)	$47,343	$(9,695)	$18,240	$(1,788)	$54,100
Combined ratios	68.6%	461.7%

Six Months Ended June 30, 2006
Revenues:
Net premiums earned	$482,982	$10,928			$493,910
Net investment income			$51,005		51,005
Realized gains on investments			2,723		2,723
Total revenues	482,982	10,928	53,728		547,638
Interest expense				$(2,649)	(2,649)
Income (loss) before tax	139,114	(14,909)	53,728	(6,039)	171,894
Income tax expense (benefit)	49,712	(5,218)	17,914	(2,114)	60,294
Net income (loss)	89,402	(9,691)	35,814	(3,925)	111,600
Combined ratios	71.2%	236.4%
As of June 30, 2006
Total assets	$476,788	$39,349	$2,244,850	$1,991	$2,762,978

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 6.  Segment Information (continued)

The following table is a reconciliation of our segment results to the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Income before tax from investments segment:
Net investment income	$27,551	$26,273	$63,037	$51,005
Realized gains on investments	5,201	1,113	11,159	2,723
Income before tax from investments segment	32,752	27,386	74,196	53,728
Income (loss) before tax from:
Workers’ compensation segment	71,456	73,816	132,839	139,114
Reinsurance segment	(210)	(14,915)	(360)	(14,909)
Parent segment	(2,586)	(2,752)	(5,641)	(6,039)
Income before tax	101,412	83,535	201,034	171,894
Income tax expense	36,112	29,435	71,234	60,294
Net income	$65,300	$54,100	$129,800	$111,600

Note 7.  Stock-Based Compensation Plans

Restricted Stock Awards.  Under a restricted stock plan approved by our stockholders in May 2004, as subsequently amended (“Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock with restricted ownership rights.  Of the shares of stock granted to employees, 50% vest two years after the grant date and the remaining 50% of the shares vest four years after the grant date.  Shares granted to non-employee Directors vest in equal amounts of one-third of the amount granted over three years.  The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date and is recognized as an expense over the vesting period of the awards.

The following table provides certain information regarding the shares available for future grants under the Restricted Stock Plan at June 30, 2007:

Number of shares authorized for grants	625,000
Number of shares restricted	(335,000)
Number of shares vested	(106,000)
Number of shares available for future grants	184,000

Changes in restricted stock for the six months ended June 30, 2007 were as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2006	330,000	$41.88
Granted	6,500	49.15
Vested	(7,500)	31.41
Restricted shares at March 31, 2007	329,000	42.26
Granted	18,000	48.31
Vested	(12,000)	41.35
Restricted shares at June 30, 2007	335,000	42.62

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 7.  Stock-Based Compensation Plans (continued)

Compensation expense recognized for the three months ended June 30, 2007 and 2006 was $0.8 million and $0.5 million after tax, respectively, and $1.7 million and $1.3 million after tax, respectively, for the six months ended June 30, 2007 and 2006.  Unrecognized compensation expense before tax under the Restricted Stock Plan was $7.5 million and $8.9 million at June 30, 2007 and December 31, 2006, respectively.

Employee Stock Options.  At June 30, 2007, no outstanding stock options remained outstanding under the Stock Option Plan and all compensation expense related to previously outstanding options had been recognized.  Compensation expense was $0 and $15,000 in the six months ended June 30, 2007 and 2006, respectively.  The 9,500 options outstanding at December 31, 2006 were fully exercised during the first quarter of 2007.  The Stock Option Plan expired according to its terms in May 2006.

Note 8.  Commitments and Contingencies

Litigation.  We are defendants in various litigation proceedings.  In the opinion of management, after consultation with legal counsel, all such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Note 9.  Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  At the adoption date and as of June 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for each of the three and six months ended June 30, 2007.

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

(UNAUDITED)

Note 10.  Recently Issued Accounting Pronouncements (continued)

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable.  SFAS  No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings.  We will adopt SFAS No. 157 on January 1, 2008 and we expect that it will not have a material effect on our consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of January 1, 2008.  We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  In September 2005, we exited the assumed reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.

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

Overview

1) Revenues.  Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment.  Total revenues decreased in the three and six months ended June 30, 2007 compared to the corresponding periods of 2006 principally because of decreased workers’ compensation premium revenues partially offset by increases in net investment income and realized gains on investments.  The decrease in workers’ compensation premiums earned principally reflects the impact of rate decreases in California combined with increased competition.

Our operating goals do not include objectives for revenues or market share but rather emphasize pricing and underwriting discipline to maintain profitability.  Our workers’ compensation premiums are discussed further under “Results of Operations — Workers’ Compensation Segment” on pages 18 to 19.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

2) Income from workers’ compensation segment.  Income before tax from our workers’ compensation segment in the three and six months ended June 30, 2007 was $71.5 million and $132.8 million, respectively, compared to $73.8 million and $139.1 million in the corresponding periods of 2006.

3) Loss reserves.  We recognized pre-tax favorable development on prior accident year workers’ compensation loss reserve estimates of $44.0 million and $78.2 million in the three and six months ended June 30, 2007, respectively, compared to $32.9 million and $65.2 million in the corresponding periods of 2006, respectively.  The favorable development reflects the continuing favorable trends in the paid loss data during the corresponding periods of 2007 and 2006.

4) Investments segment.  Investment income increased in the six months ended June 30, 2007 compared to the corresponding period of 2006 principally due to a $7.3 million cash dividend, before tax, received in January 2007 from a common stock investment and higher long-term interest rates on fixed maturity investments.  At June 30, 2007, $1.0 billion of the investment portfolio was in fixed maturities of two years or less compared to $0.9 billion at December 31, 2006.

Realized gains from investments were higher in the three and six months ended June 30, 2007 compared to the corresponding periods in 2006.

5) Stockholders’ equity.  Our stockholders’ equity increased to $1.0 billion ($27.65 per share) at June 30, 2007 from $0.9 billion ($25.41 per share) at December 31, 2006.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and six months ended June 30, 2007 and 2006 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 6 to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Income before tax from investments segment:
Net investment income	$27,551	$26,273	$63,037	$51,005
Realized gains on investments	5,201	1,113	11,159	2,723
Income before tax from investments segment	32,752	27,386	74,196	53,728
Income (loss) before tax from:
Workers’ compensation segment	71,456	73,816	132,839	139,114
Reinsurance segment	(210)	(14,915)	(360)	(14,909)
Parent segment	(2,586)	(2,752)	(5,641)	(6,039)
Income before tax	101,412	83,535	201,034	171,894
Income tax expense	36,112	29,435	71,234	60,294
Net income	$65,300	$54,100	$129,800	$111,600

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

The combined ratios for the workers’ compensation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss and loss adjustment expenses	26.3%	37.3%	30.0%	40.7%
Underwriting and other operating expenses	35.4%	31.3%	35.1%	30.5%
Combined ratio	61.7%	68.6%	65.1%	71.2%

Workers’ compensation accident year combined ratios were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Combined Ratio	61.7%	68.6%	65.1%	71.2%
Prior accident year favorable loss reserve development	23.6%	14.0%	20.6%	13.5%
Accident year combined ratio	85.3%	82.6%	85.7%	84.7%

Net premiums earned for the workers’ compensation and reinsurance segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Workers’ compensation:
California	$101,851	$152,055	$211,816	$312,402
Outside California	84,490	83,305	168,274	170,580
Total workers’ compensation	186,341	235,360	380,090	482,982
Reinsurance	4	4,124	337	10,928
Net premiums earned	$186,345	$239,484	$380,427	$493,910

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Workers’ Compensation Segment

The combined ratio of our workers’ compensation segment improved in the three and six months ended June 30, 2007 compared to the corresponding periods in 2006.  In the second quarter and six months of 2007, we recorded 23.6 and 20.6 percentage points of favorable development of prior year loss reserves, respectively, compared to 14.0 and 13.5 percentage points in the second quarter and six months of 2006, respectively.  These improvements were offset by a decrease in net premiums earned and higher underwriting and other operating expense ratios in the second quarter and six months of 2007 compared to the corresponding periods in 2006.  The current accident year combined ratio estimate was 85.3% and 85.7% for the second quarter and six months ended June 30, 2007, respectively, compared to 82.6% and 84.7% for the corresponding periods in 2006, respectively.  The estimates we made for our loss costs in recent accident years are subject to considerable uncertainty because of fluctuating rates of claims cost inflation and deflation including the impact of the 2003 and 2004 workers’ compensation legislative reforms.  We discuss the assumptions we made at June 30, 2007 about the inflation trends and associated uncertainties for recent accident years under “Loss Reserves” on pages 20 to 26.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown; and insured payroll is our best indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls
June 30, 2007	$417.1	23,200	$8,471.6	$333.4	16,700	$13,003.6	$750.5	39,900	$21,475.2
December 31, 2006	501.2	24,600	9,200.3	332.8	16,600	12,404.5	834.0	41,200	21,604.8
June 30, 2006	589.7	26,500	9,558.6	334.0	17,000	12,069.6	923.7	43,500	21,628.2
December 31, 2005	722.9	27,500	9,930.3	326.9	16,900	11,236.3	1,049.8	44,400	21,166.6

Premiums in-force in California as of June 30, 2007 decreased compared to December 31, 2006, as a result of premium rate changes due to favorable loss cost trends from the 2003 and 2004 legislative reforms, combined with our pricing and underwriting strategy in comparison to our competition as reflected in the decline in insured payrolls and policies in-force.  Premiums in-force outside California remained flat as of June 30, 2007 compared to December 31, 2006 with growth in insured payrolls offsetting rate reductions.

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

Effective date of change	Manual Rate Change	Average Renewal Charged Rate Change
January 1, 2004	0.0%	(4.0)%
July 1, 2004	(10.0)	(12.0)
January 1, 2005	(2.0)	0.0
July 1, 2005	(12.0)	(19.0)
January 1, 2006	(13.0)	(15.0)
July 1, 2006	(5.0)	(13.0)
January 1, 2007	(4.4)	0.0

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

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Additional Florida Dividends”).  At June 30, 2007 and December 31, 2006, we accrued $34.1 million for estimated Additional Florida Dividends.  Our ultimate obligation for Additional Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Reinsurance Segment

In September 2005, we exited the reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  All contracts fully expired by the end of 2006, however, we will be paying our assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting of changes to loss reserve estimates, adjustments to contractual premium and operating expenses.

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

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section.

Parent Segment

The parent segment loss reflects the holding company activities of Zenith National.  The parent segment loss before tax was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Interest expense	$(1,301)	$(1,314)	$(2,640)	$(2,649)
Parent expenses	(1,285)	(1,438)	(3,001)	(3,390)
Parent segment loss	$(2,586)	$(2,752)	$(5,641)	$(6,039)

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses as of the balance sheet date (“loss reserves”). Our loss reserves were as follows:

(Dollars in millions)	June 30, 2007	December 31, 2006
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,350	$1,416
Less: Receivable from reinsurers for unpaid losses	230	221
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,120	$1,195
Reinsurance segment:
Unpaid losses and loss adjustment expenses gross and net of reinsurance receivable	$82	$106
Total:
Unpaid losses and loss adjustment expenses	$1,432	$1,522
Less: Receivable from reinsurers for unpaid losses	230	221
Total unpaid losses and loss adjustment expenses, net of reinsurance	$1,202	$1,301

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

At June 30, 2007 and December 31, 2006, IBNR and bulk reserves included in unpaid losses and loss adjustment expenses, net of reinsurance, were as follows:

(Dollars in millions)	June 30, 2007	December 31, 2006
Workers’ compensation	$334	$382
Reinsurance	11	19
Total IBNR & bulk reserves	$345	$401

We perform a comprehensive review of our loss reserves at the end of every quarter.  Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment.  Because we have a long history in the workers’ compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates.  During the six months ended June 30, 2007 we recognized $78.2 million of favorable development on prior accident year workers’ compensation loss reserves compared to $65.2 million during the corresponding period of 2006.  Favorable development in both periods reflects management’s assessment of ultimate loss trends and loss reserves after considering all relevant data, including continuing improvement in the paid loss trends as a result of the California and Florida legislative reforms and the reduction in the number of expensive claims (discussed below). The loss reserve estimates recorded in the financial statements were higher than the actuarial point estimates by approximately $66 million and $109 million at June 30, 2007 and December 31, 2006, respectively. Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, and the inflation assumptions selected in determining loss reserve estimates, as well as the impact of different inflation assumptions on loss reserve estimates.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Principal Uncertainties:  In our workers’ compensation business, the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant. The greater part of the challenge in estimating loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year. The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the deflation trend in more recent years as compared to the trend of increasing severity (inflation) in the years prior to 2002. Severity is the average cost of a claim as measured by the total cost of claims for a year divided by the number of claims in that year. The annual rate of claim cost inflation (or deflation) is the year over year percentage change in claim severity. Inflation or deflation is attributable to several factors which include changes in health care costs, legislative reforms to the workers’ compensation system and the number of expensive claims relative to the total number of claims in a year. Expensive claims are those involving permanent disability of an injured worker. Historically in California, the expensive claims have contributed about 20% of the number of claims and 90% of the cost of all claims. We have observed deflationary trends in the amounts we have paid for claims in recent accident years compared to increasing inflation trends for claim payments in the years prior to 2002. However, expensive claims are paid over several years, and ultimate costs are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and benefits for dependents. These expensive claims often result in some form of a settlement with the injured worker which generally takes place many years after the injury. In California, as of June 30, 2007, we have closed only 46%, 23% and 5% of our 2004, 2005 and 2006 expensive permanent disability cases, respectively.  These closing ratios are slower than the ratios we experienced prior to the legislative reforms and uncertainty remains as to the extent to which the recent deflationary data will be sustained as the remaining expensive claims are settled.

We have also recently observed a reduction in the number of California permanent disability claims beginning in 2005 as compared to prior accident years, reflecting the change in the permanent disability rating system effective January 1, 2005. This reduction in expensive claims for the 2005, 2006 and 2007 accident years as compared to prior accident years is not yet a material component of the paid loss data trends due to the longer time lag in paying and settling these claims. While the ultimate number of expensive claims for these accident years is still uncertain, a permanent frequency reduction would be material as the historic average cost of these types of claims is approximately $75,000.  The following table shows the trend in the number of California permanent partial disability (“PPD”) claims (expensive claims) at various dates:

	Number of California Claims with Paid or Reserved PPD Benefits After (number of months)
Accident Year	6	18	30	42	54	66
2002	1,628	2,952	2,783	2,729	2,687	2,675
2003	2,342	3,324	3,014	2,866	2,846
2004	2,206	3,160	2,725	2,627
2005	2,546	2,748	2,608
2006	1,329	2,276
2007	985

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Actuarial estimation process:  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation. However, these various methods do not produce separate point estimates. Our actuaries prepare reserve estimates for all accident years using our own historical claims data and based upon many of the common actuarial methodologies for estimating loss reserves, such as paid development methods, incurred development methods, Bornhuetter-Ferguson indications and claim count methods. A customized method is used for more recent accident years related to business written in California to focus on the impacts of the legislative reforms in determining loss reserves. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open. For recent accident years related to business written outside of California, our actuarial point selections are also based on the incurred loss development methods because our actuaries believe this method most accurately reflects the required reserves based on their analysis of the data and understanding of the claim environments in which we operate. For the more recent accident years related to business written in California, our actuaries use a loss reserving model which estimates the differing affects of the 2003 and 2004 legislative reforms on the following five categories of benefit types: (1) temporary disability indemnity, (2) vocational rehabilitation, (3) permanent disability indemnity, (4) medical costs and (5) allocated expense. For each of these types of benefits, our actuaries review the historical paid trends and make adjustments to reflect the known effects of the reforms (e.g., limitations on temporary disability indemnity benefits and eliminating vocational rehabilitation benefits). Our actuaries then use judgment to forecast ultimate inflation rates for each benefit type allowing for the late emergence of costs for the most serious cases based on historical trends. The selected inflation rate produces an estimate of loss reserves for each benefit type.  The actuarial point estimate was then determined by weighting this customized method with the paid loss methods used by the California Workers’ Compensation Insurance Rating Bureau (“WCIRB”) in estimating ultimate losses for the entire California industry.

Role of management:  Because of the lack of empirical data regarding the ultimate outcome of loss costs for the post-reform years, combined with our long history in the workers’ compensation business, we do not believe it is prudent to extrapolate recent trends on early claim payments to the entire population of claims until sufficient data is known about the more costly claims. Our loss reserve estimates are based on judgments regarding the weight given to recent data, as well as our history.  The inflation or deflation assumption is the key assumption in establishing loss reserve estimates for recent accident years. The 2003 and 2004 legislative reforms in California and the 2003 reforms in Florida, as well as delays in settling and closing the most serious cases in recent accident years in California as compared to historical trends, have resulted in uncertainty in determining the ultimate inflation assumptions for the most recent accident years. Management reviews the actuarial point estimate each quarter and establishes loss reserve estimates in the financial statements that provide for rates of claim cost inflation (deflation) using the most recent relevant data and incorporates judgment regarding the inherent uncertainties of ultimate loss costs. These uncertainties include the length of time required to settle long-term, expensive cases combined with the effects of medical care inflation, uncertainties in the long-term outcome of the legislative reforms including the ultimate number of expensive cases, and the fact that in certain years prior to the legislative reforms our loss reserves proved to be inadequate.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The differences between the actuarial point estimate and the loss reserves recorded in the financial statements are principally caused by the differences in the inflation assumptions used by management as compared to the inflation assumptions produced using actuarial methods. As the data for these accident years mature, the uncertainty surrounding the ultimate outcome of the workers’ compensation claim costs will continue to diminish and therefore the difference between our financial statement loss reserves and our actuarial point estimates will decrease.  This can occur by some combination of increases or decreases in management’s estimate of loss reserves as compared to increases or decreases in the actuarial point estimates.

Inflation assumptions:  At June 30, 2007, the workers’ compensation accident year paid loss inflation rates (deflation rates are shown in parentheses) in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

(Dollars in Thousands)	Estimated Ultimate Losses (A)	Average Paid Loss per Claim Annual Inflation (Deflation) Evaluated After (number of months)								Assumed Inflation (Deflation) In Estimated Ultimate Losses
Accident Year		18	30	42	54	66	78	90	102	June 30, 2007	March 31, 2007	December 31, 2006
1999	$220,670	15%	13%	15%	15%	15%	15%	15%	15%	16%	16%	16%
2000	241,527	10	11	12	13	13	13	12		14	14	14
2001	313,012	15	15	15	15	15	14			16	17	17
2002	325,752	2	3	4	4	3				6	7	7
2003	337,714	4	1	(3)	(4)					2	3	5
2004	335,821	(8)	(14)	(15)						(7)	(5)	(5)
2005	366,260	(4)	(8)							(11)	(11)	(11)
2006	337,206	7								(4)	(4)	(4)
2007	150,440									(3)	(3)

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

In the second quarter 2007, we received the following information:

•                We paid and closed additional claims and the paid loss trends remained unchanged from year-end 2006.

•                The frequency of California permanent disability claims (expensive claims) continues to decline.

•                In June 2007, the WCIRB continued to confirm the historically low loss ratio estimates for the California workers’ compensation industry for accident years 2004, 2005 and 2006 based on estimates of loss costs as of March 31, 2007 of 33%, 27% and 37%, respectively.  The WCIRB’s estimate of the industry reserve redundancy for all accident years grew to $6.9 billion using data through March 31, 2007 from $6.5 billion using data through December 31, 2006.

•                The new Permanent Disability Rating Schedule (PDRS) in California continues to be challenged in the courts.  In May 2007, a workers’ compensation judge found that the diminished future earnings capacity adjustment factors to the PDRS were invalid.  This ruling is contrary to a recent California Workers’ Compensation Appeals Board decision which validated the PDRS.  The ultimate outcome of this issue has not yet been determined.

During the second quarter 2007, we attributed more weight to the paid loss trends in the 2001 through 2004 accident years because with the passage of time more of the expensive claims have closed and the observed paid loss trends continue to be stable.  We therefore reduced our inflation assumptions by one percentage point for each of the 2001, 2002 and 2003 accident years, and by two percentage points for the 2004 accident year as compared to March 31, 2007.  We continue to carry ultimate inflation factors in excess of the paid loss trends for these years to reflect the potential for long-term health care cost inflation.  We attribute less weight to the paid loss trends in the 2005 and 2006 accident years where less claims have closed and therefore more uncertainty exists, including the ultimate outcome of the change in the mix of California claims as a result of the change in the permanent disability rating system effective January 1, 2005.  Changes to the inflation assumptions in each accident year 2001 through 2004 also changed the ultimate loss estimate for each subsequent accident year, resulting in net favorable development of prior accident year workers’ compensation loss reserves of $44.0 million in the second quarter of 2007.  For the six months ended June 30, 2007, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $78.2 million, representing 6.5% of our estimated workers’ compensation loss reserves at December 31, 2006, and 20.6% of our workers’ compensation net premiums earned in the six month ended June 30, 2007.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

We cannot predict the timing or amount of future reserve changes (which could be increases or decreases) as they will be dependent on new information concerning the continuation of the paid loss trends.  With the passage of time we gain more certainty regarding the paid loss trends and this information will be evaluated at each reporting period.

In the three months and six months ended June 30, 2006, we reduced the inflation assumptions for the 2005 and 2004 accident years to reflect the change in the paid loss deflation in those years as well as the change in the mix of claims as a result of the change in the permanent disability rating system effective January 1, 2005, resulting in net favorable development of prior accident year loss reserves of $32.9 million and $65.2 million, respectively.  The $65.2 million favorable development of prior accident year workers’ compensation loss reserves was 5.1% of our estimated workers’ compensation net loss reserves at December 31, 2005 and was 13.5% of our workers’ compensation net premiums earned in the six months ended June 30, 2006.

Impact of different inflation assumptions:  Different assumptions about the inflation or deflation rates would change our workers’ compensation loss reserve estimates, and a material change is reasonably possible although we cannot predict if and to what extent such a change will occur. A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated loss for that year. Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year. For example, if the average annual inflation rate for each of the accident years 2001 through 2007 were decreased by one percentage point in each year, our loss reserve estimates at June 30, 2007 would decrease by about $79.6 million as illustrated in the following table:

(Dollars in thousands)	Assumption Currently Used			Revised Assumption
Accident Year	Assumed Inflation (Deflation) Rate	(a) Cumulative Inflation Factor	(b) Estimated Ultimate Losses	Assumed Inflation (Deflation) Rate	(c) Cumulative Inflation Factor	[(c)/(a)]x(b)] Estimated Ultimate Losses
2001	16%	1.160	$313,012	15%	1.150	$310,314
2002	6	1.230	325,752	5	1.208	319,926
2003	2	1.255	337,714	1	1.220	328,296
2004	(7)	1.167	335,821	(8)	1.122	322,872
2005	(11)	1.039	366,260	(12)	0.987	347,929
2006	(4)	0.997	337,206	(5)	0.938	317,251
2007	(3)	0.967	150,440	(4)	0.900	140,017
			$2,166,205			$2,086,605
					Decrease	$(79,600)

We believe our loss reserve estimates are adequate. However, the actual ultimate inflation (or deflation) rate will not be known with any certainty for several years. We assume that general health care inflation trends will continue and will impact our long-term claim costs and loss reserves. The extent to which this may be offset by benefits from the legislative reforms and recently observed reduction in the number of California expensive claims is uncertain. We will evaluate our best estimate of inflation rates and reserves every quarter to reflect the most current data.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Investments

The increase in investment income in the six months ended June 30, 2007 compared to the corresponding period in 2006 was principally due to a $7.3 million cash dividend, before tax, or $4.9 million after tax, received in January 2007 from a common stock investment and higher long-term interest rates on fixed maturity investments.  The average annual yields on the investment portfolio in the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Before Tax (1)	5.2%	4.7%	5.2%	4.6%
After Tax	3.5%	3.1%	3.5%	3.1%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

The increase in realized gains on investments in 2007 compared to 2006 includes gains before tax of $3.5 million and $7.5 million from sales of a common stock investment in the three and six months ended June 30, 2007, respectively.

At June 30, 2007, our investment portfolio was comprised of 63% fixed maturity securities, 32% short-term investments, 4% equity securities and 1% other investments.  Fixed maturity securities include primarily corporate bonds, U.S. Government bonds, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”).  Of the fixed maturity portfolio, including short-term investments, 94% and 93% were rated investment grade at June 30, 2007 and December 31, 2006, respectively.  The average maturity of the fixed maturity portfolio, including short-term investments, was 3.5 years and 3.7 years at June 30, 2007 and December 31, 2006, respectively.  The duration of the fixed maturity portfolio including short-term investments was 2.8 years as of June 30, 2007 and December 31, 2006.

At June 30, 2007 and December 31, 2006, 90% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities.  Stockholders’ equity will fluctuate with changes in the fair values of available-for-sale securities.  Stockholders’ equity decreased by $17.6 million after deferred tax from December 31, 2006 to June 30, 2007 as a result of changes in the fair values of fixed maturity and equity investments classified as available-for-sale.

The following table sets forth the unrealized net (loss) gain on available-for-sale investments as of June 30, 2007 and December 31, 2006:

	Fixed Maturity		Equity
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax
June 30, 2007	$(23,278)	$(15,130)	$15,933	$10,356
December 31, 2006	(9,562)	(6,215)	29,304	19,048

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary.  Unrealized losses on fixed maturity securities at June 30, 2007 are principally attributable to the impact of increases in interest rates, rather than declines in the credit quality of these investments.  We do not directly own any subprime mortgage debt securities or derivative securities relating thereto.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.  The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary.  There were no such write-downs in the six months ended June 30, 2007 and 2006.

We continuously assess the prospects for individual securities as part of ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that our unrealized losses at June 30, 2007 are not other-than-temporary.  We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary.  We have consistently applied this presumption for over fifteen years.  We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Set forth below is information about unrealized gains and losses in our investment portfolio at June 30, 2007:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
Fixed maturity securities:
Fair value	$1,235,264	$181,354
Amortized cost	1,266,195	178,726
Unrealized (loss) gain	(30,931)	2,628
Fair value as a percentage of amortized cost	97.6%	101.5%
Number of security positions held	237	56
Concentration of unrealized (losses) gains by type or industry:
GNMA’s	$(4,183)	$44
Municipal bonds	(3,391)
Financial institutions	(2,323)	53
Hotels	(2,254)
Insurance companies	(2,039)	1,545
Food and beverage	(2,021)	14
Machinery	(1,877)	38
Pharmaceuticals	(1,621)
Petroleum	(1,307)	2
Utilities	(1,136)	157
Personal goods	(1,075)	103
Other	(7,704)	672
Total	$(30,931)	$2,628
Fixed maturity securities:
Investment grade:
Fair value	$1,131,381	$160,147
Amortized cost	1,156,852	158,737
Fair value as a percentage of amortized cost	97.8%	100.9%
Non-investment grade:
Fair value	$103,883	$21,207
Amortized cost	109,343	19,989
Fair value as a percentage of amortized cost	95.0%	106.1%
Equity securities:
Fair value	$33,408	$56,704
Cost	37,572	36,607
Unrealized (loss) gain	(4,164)	20,097
Fair value as a percentage of cost	88.9%	154.9%
Number of security positions held	10	14

The table below sets forth the fair value of fixed maturity securities at June 30, 2007, based on their scheduled maturities:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
1 year or less	$76,981	$35,496
After 1 year through 5 years	382,288	80,295
After 5 years through 10 years	745,982	56,899
After 10 years	30,013	8,664
Total	$1,235,264	$181,354

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The table below sets forth information about fixed maturity and equity securities with unrealized losses at June 30, 2007:

(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value as a Percentage of Cost Basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.5 million and for:
Less than 3 months (2 issues)	$18,515	$(1,504)	92.5%
3-6 months (3 issues)	52,681	(1,628)	97.0%
6-12 months (4 issues)	68,477	(4,367)	94.0%
Greater than 12 months (2 issues)	23,232	(1,057)	95.6%
Individually less than $0.5 million (226 issues)	1,072,359	(22,375)	98.0%
Total	$1,235,264	$(30,931)	97.6%
Equity securities with unrealized losses:
Individually exceeding $0.5 million and for:
Less than 3 months (1 issue)	$10,848	$(3,165)	77.4%
Individually less than $0.5 million (9 issues)	22,560	(999)	95.8%
Total	$33,408	$(4,164)	88.9%

The following is a summary of securities sold at a loss in the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Fixed maturity securities:
Realized losses on sales	None	$(432)	$(1,188)	$(857)
Fair value at the date of sale		734,218	19,383	1,543,213
Number of securities sold		8	5	13
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months		$(401)	$(15)	$(826)
6-12 months		(31)		(31)
Greater than 12 months			(1,173)
Equity securities:
Realized losses on sales	None	None	$(114)	$(407)
Fair value at the date of sale			2,105	3,466
Number of securities sold			3	2
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months			$(109)	$(407)
6-12 months			(5)

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested, prior to their use in such disbursements, and investment income provides additional cash receipts.  In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative.  Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments.  The exact timing of the payment of claims cannot be predicted with certainty.  The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

provide adequate cash for the payment of claims.  At June 30, 2007 and December 31, 2006, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries amounted to $1.0 billion and $0.9 billion, respectively.  These securities, in conjunction with our positive net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future.  We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.

Our excess of loss and catastrophe reinsurance provides protection for workers’ compensation losses up to $150.0 million, with catastrophe losses arising out of California earthquakes up to $200.0 million.  Effective May 1, 2007, we increased our retention of workers’ compensation losses from $1.0 million to $5.0 million, with an annual aggregate limit of $25.0 million in the layer of $5.0 million in excess of the $5.0 million retention.  The limits and terms for the remaining layers in excess of $10.0 million remain unchanged.  We do not believe that this change in retention will have a material impact on our liquidity or capital resources.

Net cash provided by operating activities was positive in the six months ended June 30, 2007 but lower than net cash provided by operating activities in the six months ended June 30, 2006 primarily due to lower cash flow from our workers’ compensation business as a result of decreased premiums, as shown in the table below:

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Net cash flow from workers’ compensation business	$72,222	$146,040
Net cash used in reinsurance business	(18,594)	(32,427)
Investment income received	51,030	33,542
Interest and other expenses paid by parent	(4,281)	(2,996)
Income taxes paid	(80,071)	(65,364)
Net cash provided by operating activities	$20,306	$78,795

Zenith National requires cash to pay any dividends declared to our stockholders, make interest and principal payments on our outstanding debt obligations, fund operating expenses and, from time to time, to make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments in Zenith National were $70.0 million and $69.4 million at June 30, 2007 and December 31, 2006, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends.  During 2007, Zenith Insurance is able to pay up to $225.9 million of dividends to Zenith National without prior approval of the California Department of Insurance. Zenith Insurance paid $30.0 million in dividends to Zenith National in the six months ended June 30, 2007 and $25.0 million in dividends were paid in the six months ended June 30, 2006.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk – the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity investments to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but will attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer.

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

	Expected Maturity Date
(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
As of June 30 2007
Fixed Maturity Investments:
Fixed rate	$60,900	$148,738	$87,094	$93,598	$95,374	$930,914	$1,416,618
Weighted average interest rate	5.0%	5.3%	5.4%	5.5%	5.6%	6.1%	5.8%
Short-term investments	$713,283						$713,283
Debt and interest obligations:
Convertible Notes payable (1)	1,183						1,183
Redeemable securities	$2,501	$5,002	$5,002	$5,002	$5,002	$143,529	$166,038

As of December 31, 2006
Fixed Maturity Investments:
Fixed rate	$115,904	$147,827	$84,666	$93,933	$197,193	$847,566	$1,487,089
Weighted average interest rate	5.4%	5.2%	5.2%	5.3%	6.0%	5.6%	5.6%
Short-term investments	$679,989						$679,989
Debt and interest obligations:
Convertible Notes payable (1)	1,216						1,216
Redeemable securities	$5,002	$5,002	$5,002	$5,002	$5,002	$143,529	$168,539

(1)          The Convertible Notes payable are shown with an expected maturity date in 2007 because the note holders have the right to convert their notes into our common stock during the third quarter of 2007 and had the same right in the first quarter of 2007 (see Note 4 to the Consolidated Financial Statements).

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting of Zenith National was held on May 24, 2007.  Three matters were presented to a vote of the stockholders.

One matter was the election of Directors.  The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld
Max M. Kampelman	34,384,156	475,896
Robert J. Miller	34,463,605	396,447
Leon E. Panetta	34,576,989	283,063
Catherine B. Reynolds	34,794,569	65,483
Alan I. Rothenberg	34,668,851	191,201
William S. Sessions	34,384,861	475,191
Gerald Tsai, Jr.	34,265,808	594,244
Michael Wm. Zavis	34,801,661	58,391
Stanley R. Zax	34,034,310	825,742

With respect to the election of Directors, there were no votes cast against any Director, no abstentions and no broker non-votes.

The second matter was a vote to approve the 2007 Employee Stock Purchase Plan.  The tabulation of the votes for the amended and restated plan, which was approved, follows:

Votes
For	29,311,411
Against	993,820
Abstain	34,645
Broker Non-Votes	4,520,176

The third matter was a vote to ratify the appointment of PricewaterhouseCoopers LLP as Zenith’s auditors for the fiscal year ending December 31, 2007. The tabulation of votes for the appointment, which was ratified, follows:

Votes
For	34,811,233
Against	19,969
Abstain	21,348
Broker Non-Votes	7,502

Item 5.                           Other Information

Amendment No. 7 to the Workers’ Compensation and Employers’ Liability Excess of Loss Reinsurance Agreement of July 1, 2002, between Employers Reinsurance Corporation, as the reinsurer, and Zenith Insurance Company and ZNAT Insurance Company as the reinsureds, was executed on July 20, 2007.  The Amendment, which is effective from May 1, 2007, increases the reinsureds’ retention under the agreement from $1.0 million to $5.0 million with an annual aggregate limit of $25.0 million in the layer of $5.0 million in excess of the $5.0 million retention.  A copy of Amendment No. 7 is attached to this Quarterly Report as Exhibit 10.1.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 6.                           Exhibits

3.1

Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated by reference as Exhibit 3.1 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

3.2	Bylaws of Zenith National Insurance Corp. (Incorporated by reference as Exhibit 3.9 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.1

Amendment No. 7 to the Workers’ Compensation and Employers’ Liability Excess of Loss Reinsurance Agreement of July 1, 2002, between Employers Reinsurance Corporation and Zenith Insurance Company and ZNAT Insurance Company, a copy of which is filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which is filed herewith.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZENITH NATIONAL INSURANCE CORP.

July 24, 2007	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

July 24, 2007	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Senior Vice President
& Chief Financial Officer
(Principal Financial and Accounting Officer)