Form 10-Q
period 2007-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2007-10-22
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐                    No ☒

At October 15th, 2007, there were 37,072,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2007

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(Dollars and shares in thousands)	2007	2006
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $245,745 in 2007 and $215,902 in 2006)	$246,907	$216,546
At fair value (amortized cost $1,418,701 in 2007 and $1,280,749 in 2006)	1,407,664	1,271,187
Equity securities, at fair value (cost $52,871 in 2007 and $69,014 in 2006)	67,234	98,318
Short-term investments (at cost or amortized cost, which approximates fair value)	498,792	679,989
Other investments	18,937	7,616
Total investments	2,239,534	2,273,656
Cash	7,153	7,310
Accrued investment income	21,479	19,209
Premiums receivable	20,885	32,413
Receivable from reinsurers for paid and unpaid losses (see Note 5)	334,714	235,802
Deferred policy acquisition costs	12,426	12,617
Deferred tax asset	48,534	54,753
Income tax receivable	8,444
Goodwill	20,985	20,985
Other assets	104,207	110,808
Total assets	$2,818,361	$2,767,553
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,473,443	$1,522,280
Unearned premiums	80,508	82,992
Policyholders’ dividends accrued (see Note 3)	41,169	57,072
Convertible senior notes payable	1,134	1,129
Redeemable securities	58,347	58,342
Current income tax payable		13,936
Other liabilities	85,101	91,082
Total liabilities	1,739,702	1,826,833

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2007 and 2006
Common stock, $1 par, 100,000 shares authorized; issued 44,767 in 2007 and 44,722 in 2006; outstanding 37,072 in 2007 and 37,027 in 2006	44,767	44,722
Additional paid-in capital	463,464	459,103
Retained earnings	734,918	590,715
Accumulated other comprehensive income	2,162	12,832
	1,245,311	1,107,372
Treasury stock, at cost (7,695 shares in 2007 and 2006)	(166,652)	(166,652)
Total stockholders’ equity	1,078,659	940,720
Total liabilities and stockholders’ equity	$2,818,361	$2,767,553

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Revenues:
Net premiums earned	$184,612	$229,636	$565,039	$723,546
Net investment income	26,056	27,494	89,093	78,499
Realized gains on investments	4,701	833	15,860	3,556
Total revenues	215,369	257,963	669,992	805,601

Expenses:
Loss and loss adjustment expenses incurred	63,658	39,309	177,902	259,775
Policy acquisition costs	31,957	37,901	93,816	116,176
Underwriting and other operating expenses	30,728	35,906	97,663	102,775
Policyholders’ dividends (see Note 3)	(11,615)	30,893	(3,704)	38,378
Interest expense	1,303	1,313	3,943	3,962
Total expenses	116,031	145,322	369,620	521,066
Income before tax	99,338	112,641	300,372	284,535
Income tax expense	34,838	40,441	106,072	100,735
Net income	$64,500	$72,200	$194,300	$183,800

Net income per common share:

Basic	$1.74	$1.95	$5.24	$4.97

Diluted	1.73	1.94	5.21	4.95

Disclosure regarding comprehensive income:

Net income	$64,500	$72,200	$194,300	$183,800
Net change in unrealized appreciation (depreciation) of investments during the period, net of tax	6,936	19,134	(10,670)	2,773
Comprehensive income	$71,436	$91,334	$183,630	$186,573

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Premiums collected	$591,211	$759,942
Investment income received	69,141	52,465
Loss and loss adjustment expenses paid	(329,674)	(361,404)
Policy acquisition, underwriting and other operating expenses paid	(206,129)	(245,422)
Interest paid	(5,171)	(5,201)
Income taxes paid	(115,034)	(96,230)
Net cash provided by operating activities	4,344	104,150

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity	(48,602)	(54,937)
Fixed maturity securities available-for-sale	(435,279)	(608,401)
Equity securities available-for-sale	(74,891)	(37,232)
Other investments	(13,276)	(1,254)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	17,972	13,756
Fixed maturity securities available-for-sale	104,100	29,828
Other investments	3,627	2,855
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	190,139	328,699
Equity securities available-for-sale	106,211	40,167
Other investments	42	1,629
Net decrease in short-term investments	201,139	222,741
Capital expenditures and other, net	(11,571)	(7,644)
Net cash provided by (used in) investing activities	39,611	(69,793)

Cash flows from financing activities:
Cash dividends paid to common stockholders	(44,475)	(29,902)
Repurchase of redeemable securities		(500)
Proceeds from exercise of stock options	196	227
Excess tax benefit on stock-based compensation	167	297
Net cash used in financing activities	(44,112)	(29,878)
Net (decrease) increase in cash	(157)	4,479
Cash at beginning of period	7,310	7,469
Cash at end of period	$7,153	$11,948

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Reconciliation of net income to net cash provided by operating activities:

Net income	$194,300	$183,800

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,182	7,601
Net accretion	(17,173)	(22,258)
Realized gains on investments	(15,860)	(3,556)
(Increase) decrease in:
Accrued investment income	(2,802)	(3,779)
Premiums receivable	9,784	24,785
Receivable from reinsurers for paid and unpaid losses	(99,022)	19,328
Prepaids	(90)	(14,876)
Deferred policy acquisition costs	191	465
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(48,837)	(130,310)
Unearned premiums	(2,484)	(18,294)
Policyholders’ dividends accrued	(15,904)	32,438
Net income taxes payable	(8,962)	4,505
Accrued expenses	(10,552)	9,975
Other	14,573	14,326
Net cash provided by operating activities	$4,344	$104,150

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Preferred stock, $1 par:
Beginning of period	None	None	None	None
End of period	None	None	None	None

Common stock, $1 par:
Beginning of period	$44,751	$44,691	$44,722	$44,944
Exercise of stock options			9	11
Restricted stock awards not yet vested				(320)
Restricted stock vested	16	2	36	58
End of period	44,767	44,693	44,767	44,693

Additional paid-in capital:
Beginning of period	462,052	456,897	459,103	454,281
Exercise of stock options			187	216
Excess tax benefit on stock-based compensation	144	8	255	206
Recognition of stock-based compensation expense	1,268	1,072	3,919	3,274
End of period	463,464	457,977	463,464	457,977

Retained earnings:
Beginning of period	689,113	469,928	590,715	379,031
Net income	64,500	72,200	194,300	183,800
Cash dividends declared to common stockholders	(18,695)	(12,953)	(50,097)	(33,656)
End of period	734,918	529,175	734,918	529,175

Accumulated other comprehensive income (loss):
Beginning of period	(4,774)	(15,170)	12,832	1,191
Net change in unrealized appreciation of investments during the period, net of deferred tax benefit and reclassification adjustment	6,936	19,134	(10,670)	2,773
End of period	2,162	3,964	2,162	3,964

Treasury stock, at cost:
Beginning of period	(166,652)	(166,652)	(166,652)	(166,652)
End of period	(166,652)	(166,652)	(166,652)	(166,652)

Total stockholders’ equity	$1,078,659	$869,157	$1,078,659	$869,157

Cash dividends declared per common share	$0.50	$0.35	$1.34	$0.91

Stockholders’ equity per outstanding common share			$29.10	$23.49

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.  The accompanying unaudited, consolidated financial statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of our financial position and results of operations for the periods presented have been included.  The results of operations for an interim period are not necessarily indicative of the results for an entire year.  For further information refer to the Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications.  Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Note 2.  Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)		2007	2006	2007	2006
(A)	Net income	$64,500	$72,200	$194,300	$183,800
(B)	Interest expense on the Convertible Notes, net of tax	$12	$12	$36	$36
(C)	Weighted average shares outstanding - basic	37,060	36,997	37,048	36,964
	Common shares issuable under the Stock Option Plan (treasury stock method)		3		5
	Common shares issued under the Restricted Stock Plan (treasury stock method)	165	111	155	124
	Common shares issuable upon conversion of the Convertible Notes	69	69	69	69
(D)	Weighted average shares outstanding — diluted	37,294	37,180	37,272	37,162
	Net income per common share:
(A)/(C)	Basic	$1.74	$1.95	$5.24	$4.97
((A)+(B))/(D)	Diluted	1.73	1.94	5.21	4.95

Cash dividends declared per common share		$0.50	$0.35	$1.34	$0.91

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

In addition, Florida statutes require payment of policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Florida Dividends”).  We accrued $19.0 million and $34.1 million for estimated Florida Dividends as of September 30, 2007 and December 31, 2006, respectively.  During the third quarter of 2007, we reduced our accrual for estimated Florida Dividends by $15.1 million to reflect the impact of changes in our direct loss reserves, as well as the impact of the recently enacted legislation in California (the domiciliary state of our insurance subsidiaries) which eliminates the excess statutory reserves effective January 1, 2008.  Our ultimate obligation for Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

Note 4.  Debt

At September 30, 2007, the aggregate maturities for all of our long-term borrowings for each of the five years after December 31, 2006 were as follows:

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

The maturity of the outstanding 5.75% Convertible Senior Notes due March 30, 2023 (“Convertible Notes”) is presented as being due in 2007 because the holders of our Convertible Notes have the right to convert their notes into our common stock during the fourth quarter of 2007 since the contingent conversion condition relative to our common stock price was met as of September 28, 2007.  If any holder requires Zenith National to repurchase its Convertible Notes, Zenith National may choose to pay the repurchase price in cash or shares of its common stock or a combination thereof.  Whether the notes will be convertible after December 31, 2007 will depend upon the occurrence of events specified in the Indenture governing the Convertible Notes, including the sale price of Zenith National’s common stock, par value $1.00 per share (“Zenith National’s common stock”).  If the Convertible Notes are not converted or redeemed, their scheduled maturity is March 2023.  The maximum number of shares that could be required to be issued upon conversion of all Convertible Notes at September 30, 2007 was approximately 69,000.

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

During the third quarter of 2007, we performed an extensive actuarial review of our workers’ compensation losses in excess of our reinsurance retention (ceded losses) and we incorporated industry factors in estimating ceded losses due to the unpredictability of these events using solely our own historical claims data.  As a result, our estimate of ceded losses included in unpaid losses and loss adjustment expenses was increased by approximately $76.5 million, offset in full by the resulting increase in receivable from reinsurers.

Note 6.  Segment Information

Our business is comprised of the following segments: workers’ compensation, reinsurance, investments, and parent.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment.  Reinsurance principally consisted of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  All contracts fully expired by the end of 2006; however, we will be paying our assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting of changes to loss reserve estimates, adjustments to contractual premium and operating expenses.  Income from operations of the investments segment includes investment income and realized gains and losses on investments, and we do not allocate investment income to the results of our workers’ compensation and reinsurance segments.  Income from the workers’ compensation and reinsurance segments is determined by deducting net loss and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned.  Loss from operations of the parent segment includes interest expense and the general operating expenses of Zenith National, a holding company, which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business.  The combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.  The key operating goal for our workers’ compensation segment is to achieve a combined ratio of 100% or lower and at least three percentage points lower than the combined ratio of the national workers’ compensation industry.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 6.  Segment Information (continued)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended September 30 2007
Revenues:
Net premiums earned	$184,602	$10			$184,612
Net investment income			$26,056		26,056
Realized gains on investments			4,701		4,701
Total revenues	184,602	10	30,757		215,369
Interest expense				$(1,303)	(1,303)
Income (loss) before tax	74,743	(3,166)	30,757	(2,996)	99,338
Income tax expense (benefit)	26,717	(1,143)	10,313	(1,049)	34,838
Net income (loss)	$48,026	$(2,023)	$20,444	$(1,947)	$64,500
Combined ratios	59.5%	NM

Nine Months Ended September 30, 2007
Revenues:
Net premiums earned	$564,692	$347			$565,039
Net investment income			$89,093		89,093
Realized gains on investments			15,860		15,860
Total revenues	564,692	347	104,953		669,992
Interest expense				$(3,943)	(3,943)
Income (loss) before tax	207,582	(3,526)	104,953	(8,637)	300,372
Income tax expense (benefit)	75,009	(1,274)	35,360	(3,023)	106,072
Net income (loss)	$132,573	$(2,252)	$69,593	$(5,614)	$194,300
Combined ratios	63.2%	NM
As of September 30, 2007
Total assets	$538,705	$10,077	$2,267,002	$2,577	$2,818,361

NM = Not Meaningful

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended September 30, 2006
Revenues:
Net premiums earned	$228,662	$974			$229,636
Net investment income			$27,494		27,494
Realized gains on investments			833		833
Total revenues	228,662	974	28,327		257,963
Interest expense				$(1,313)	(1,313)
Income (loss) before tax	92,345	(5,002)	28,327	(3,029)	112,641
Income tax expense (benefit)	33,800	(1,751)	9,452	(1,060)	40,441
Net income (loss)	$58,545	$(3,251)	$18,875	$(1,969)	$72,200
Combined ratios	59.6%	613.6%

Nine Months Ended September 30, 2006
Revenues:
Net premiums earned	$711,644	$11,902			$723,546
Net investment income			$78,499		78,499
Realized gains on investments			3,556		3,556
Total revenues	711,644	11,902	82,055		805,601
Interest expense				$(3,962)	(3,962)
Income (loss) before tax	231,459	(19,911)	82,055	(9,068)	284,535
Income tax expense (benefit)	83,512	(6,969)	27,366	(3,174)	100,735
Net income (loss)	$147,947	$(12,942)	$54,689	$(5,894)	$183,800
Combined ratios	67.5%	267.3%
As of September 30, 2006
Total assets	$446,058	$31,178	$2,287,069	$3,138	$2,767,443

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 6.  Segment Information (continued)

The following table is a reconciliation of our segment results to the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Income before tax from investments segment:
Net investment income	$26,056	$27,494	$89,093	$78,499
Realized gains on investments	4,701	833	15,860	3,556
Income before tax from investments segment	30,757	28,327	104,953	82,055
Income (loss) before tax from:
Workers’ compensation segment	74,743	92,345	207,582	231,459
Reinsurance segment	(3,166)	(5,002)	(3,526)	(19,911)
Parent segment	(2,996)	(3,029)	(8,637)	(9,068)
Income before tax	99,338	112,641	300,372	284,535
Income tax expense	34,838	40,441	106,072	100,735
Net income	$64,500	$72,200	$194,300	$183,800

Note 7.  Stock-Based Compensation Plans

Restricted Stock Awards.  Under a restricted stock plan approved by our stockholders in May 2004, as subsequently amended (“Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock with restricted ownership rights.  Of the shares of stock granted to employees, 50% vest two years after the grant date and the remaining 50% of the shares vest four years after the grant date.  Shares granted to non-employee Directors vest on each of the first three anniversaries of the grant date in equal amounts of one-third of the amount granted.  The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date and is recognized as an expense over the vesting period of the awards.

The following table provides information regarding the shares available for future grants under the Restricted Stock Plan at September 30, 2007:

Number of shares authorized for grants	625,000
Number of shares restricted	(321,000)
Number of shares vested	(123,000)
Number of shares available for future grants	181,000

Changes in restricted stock for the nine months ended September 30, 2007 were as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2006	330,000	$41.88
Granted	6,500	49.15
Vested	(7,500)	31.41
Restricted shares at March 31, 2007	329,000	42.26
Granted	18,000	48.31
Vested	(12,000)	41.35
Restricted shares at June 30, 2007	335,000	42.62
Granted	5,000	42.07
Vested	(16,500)	43.59
Forfeited	(2,500)	48.31
Restricted shares at September 30, 2007	321,000	42.53

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 7.  Stock-Based Compensation Plans (continued)

Compensation expense recognized for the three months ended September 30, 2007 and 2006 was $0.9 million and $0.8 million after tax, respectively, and for the nine months ended September 30, 2007 and 2006 was $2.6 million and $2.2 million after tax, respectively.  Unrecognized compensation expense before tax under the Restricted Stock Plan was $6.4 million and $8.9 million at September 30, 2007 and December 31, 2006, respectively.

Employee Stock Options.  At September 30, 2007, no outstanding stock options remained outstanding under any stock option plan and all compensation expense related to previously outstanding options had been recognized.  Compensation expense was $0 and $15,000 in the nine months ended September 30, 2007 and 2006, respectively.  The 9,500 options outstanding at December 31, 2006 were fully exercised during the first quarter of 2007.  The last stock option plan expired according to its terms in May 2006.

Note 8.  Commitments and Contingencies

Litigation.  We are defendants in various litigation proceedings.  In the opinion of management, after consultation with legal counsel, all such litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Note 9.  Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  At the adoption date and as of September 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for each of the three and nine months ended September 30, 2007.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable.  SFAS  No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  We will adopt SFAS No. 157 on January 1, 2008, and we expect that it will not have a material effect on our consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of January 1, 2008.  We are currently evaluating SFAS No. 159, however, we do not believe it will have a material effect on our consolidated financial condition or results of operations.  We manage our investments to provide a stable source of income over the long-term and adequate liquidity to meet our insurance and operating requirements.  We believe the current accounting is appropriate for our investments as we have the ability to hold our investments for the long-term and do not believe changes in fair value should be recorded in earnings.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items.  Statements containing words such as expect, anticipate, believe, estimate, or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) total payroll levels of our customers; (3) adverse state and federal legislation and regulation; (4) changes in interest rates causing fluctuations of investment income and fair values of investments; (5) changes in the frequency and severity of claims and catastrophes; (6) adequacy of loss reserves; (7) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (8) losses associated with any terrorist attacks that impact our workers’ compensation business in excess of our reinsurance protection; (9) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and (10) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission.

Overview

1) Revenues.  Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment.  Total revenues decreased in the three and nine months ended September 30, 2007 compared to the corresponding periods of 2006 principally because of decreased workers’ compensation premium revenues in California, partially offset by increases in net investment income and realized gains on investments.  Premium revenues continue to trend lower due to rate decreases combined with increased competition.

Our operating goals do not include objectives for revenues or market share but rather emphasize pricing and underwriting discipline to maintain profitability.  Our workers’ compensation premiums are discussed further under “Results of Operations — Workers’ Compensation Segment” on pages 17 to 20.

2) Income from workers’ compensation and reinsurance segments.

(a)               Workers’ compensation.  Income before tax from our workers’ compensation segment in the three and nine months ended September 30, 2007 was $74.7 million and $207.6 million, respectively, compared to $92.3 million and $231.5 million in the corresponding periods of 2006.  The decreases in income in 2007 compared to 2006 principally reflect reduced

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

                                premium revenue, favorable development on prior year loss reserve estimates but at lower amounts than 2006, partially offset by a reduction in estimated policyholders’ dividends for prior accident years compared to an increase in 2006.

(b)               Reinsurance.  Results of the reinsurance segment in both the three and nine months ended September 30, 2007 include catastrophe losses of $3.0 million ($2.0 million after tax, or $0.05 per share).  Results in the three and nine months ended September 30, 2006 include catastrophe losses of $5.0 million ($3.2 million after tax, or $0.09 per share) and $19.9 million ($12.9 million after tax, or $0.35 per share), respectively.  The catastrophe losses are primarily attributable to loss development on Hurricanes Wilma and Rita, which occurred in 2005.

3) Workers’ compensation loss reserves.  We recognized pre-tax favorable development on prior accident year workers’ compensation loss reserve estimates of $24.9 million and $103.1 million in the three and nine months ended September 30, 2007, respectively, compared to $58.6 million and $123.8 million in the corresponding periods of 2006.  Although the favorable development in 2007 is less than 2006, it reflects the continuing favorable trends in the paid loss data for prior accident years.  We discuss our assumptions and the associated uncertainties on our loss reserve estimates under “Loss Reserves” on pages 22 to 28.

4) Investments segment.  Investment income increased in the nine months ended September 30, 2007 compared to the corresponding period of 2006 principally due to a $7.3 million cash dividend, before tax, received in January 2007 from a common stock investment and higher long-term interest rates on fixed maturity investments.  At September 30, 2007, $0.7 billion of the investment portfolio was in fixed maturities of two years or less compared to $0.9 billion at December 31, 2006.

Realized gains from investments were higher in the three and nine months ended September 30, 2007 compared to the corresponding periods in 2006.

5) Stockholders’ equity.  Our stockholders’ equity increased to approximately $1.1 billion ($29.10 per share) at September 30, 2007 from $0.9 billion ($25.41 per share) at December 31, 2006.

 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and nine months ended September 30, 2007 and 2006 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 6 to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Income before tax from investments segment:
Net investment income	$26,056	$27,494	$89,093	$78,499
Realized gains on investments	4,701	833	15,860	3,556
Income before tax from investments segment	30,757	28,327	104,953	82,055
Income (loss) before tax from:
Workers’ compensation segment	74,743	92,345	207,582	231,459
Reinsurance segment	(3,166)	(5,002)	(3,526)	(19,911)
Parent segment	(2,996)	(3,029)	(8,637)	(9,068)
Income before tax	99,338	112,641	300,372	284,535
Income tax expense	34,838	40,441	106,072	100,735
Net income	$64,500	$72,200	$194,300	$183,800

Net premiums earned for the workers’ compensation and reinsurance segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Workers’ compensation:
California	$103,315	$139,156	$315,131	$451,558
Outside California	81,287	89,506	249,561	260,086
Total workers’ compensation	184,602	228,662	564,692	711,644
Reinsurance	10	974	347	11,902
Net premiums earned	$184,612	$229,636	$565,039	$723,546

Workers’ compensation net premiums earned decreased 19.3% and 20.6% in the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006, primarily due to California business.  In California, workers’ compensation net premiums earned decreased 25.8% and 30.2% in the three and nine months ended September 30, 2007, respectively, compared to the corresponding period of 2006.

Workers’ Compensation Segment

Income before tax from the workers’ compensation segment decreased by $17.6 million to $74.7 million for the third quarter of 2007 compared to the third quarter of 2006, and decreased by $23.9 million to $207.6 million for the nine months ended September 30, 2007 compared to the same period in 2006.  The decrease in income reflects the following trends in both the three months and nine months of 2007 compared to 2006:

•                  Net earned premiums have decreased primarily in California principally as a result of rate decreases combined with increased competition.

 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

•                  Loss and loss adjustment expenses incurred reflect favorable development on prior accident year loss reserve estimates, however the favorable development in 2007 is less than 2006, as discussed below.

•                  Policy acquisition costs are generally variable to net earned premiums.  Underwriting and other operating expenses are more fixed in nature and although lower in 2007 compared to 2006, become a larger percent of net earned premiums as premiums trend lower.

These decreases in 2007 compared to 2006 were partially offset by a reduction in estimated policyholders’ dividends for prior accident years, compared to an increase in 2006 as discussed below.

The combined ratio, expressed as a percentage, is a key measurement of profitability used in the property-casualty insurance business.  The combined ratio, also referred to as the “calendar year combined ratio”, is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.  When the calendar year combined ratio is adjusted to exclude prior period items, such as loss reserve development and policyholders’ dividends, it becomes the “accident year combined ratio.”

The key operating goal for our workers’ compensation segment is to achieve a combined ratio of 100% or lower and at least three percentage points lower than the combined ratio of the national workers’ compensation industry.

Workers’ compensation calendar year combined ratios, along with a reconciliation to the accident year combined ratios, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Calendar Year Combined Ratios	59.5%	59.6%	63.2%	67.5%
Prior Accident Year Items:
Favorable loss reserve development	13.5%	25.6%	18.3%	17.4%
Decrease (increase) in policyholders’ dividends	8.2%	(11.8)%	2.7%	(3.8)%
Total Prior Accident Year	21.7%	13.8%	21.0%	13.6%
Accident Year Combined Ratios	81.2%	73.4%	84.2%	81.1%

The calendar year combined ratios reflect underwriting profitability for the current accident years as well as favorable development on prior accident years loss reserves estimates of $24.9 million and $103.1 million in the three and nine months ended September 30, 2007, respectively, compared to $58.6 million and $123.8 million for the corresponding periods in 2006.  In addition, the calendar year combined ratios for three and nine months ended September 30, 2007 reflect the benefit of a $15.1 million reduction in estimated policyholders’ dividends for prior accident years compared to an increase of $27.0 million in the corresponding periods of 2006.

Each quarter we re-estimate our loss reserve estimates as we receive more information and the change in estimates is reflected in the period the changes are made.  At September 30, 2007, the 2007 accident year combined ratio was 84.2% compared to 85.7% at June 30, 2007, resulting in a current accident year combined ratio of 81.2% for the third quarter of 2007.  The estimates we made

 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

for our loss costs in recent accident years are subject to considerable uncertainty because of fluctuating rates of claims cost inflation and deflation and the impact of the 2003 and 2004 workers’ compensation legislative reforms.  We discuss the assumptions we made at September 30, 2007 about the inflation trends and associated uncertainties for recent accident years under “Loss Reserves” on pages 22 to 28.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed or to be billed on all un-expired policies at the date shown; and insured payroll is our best indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls (1)	Premiums in-force	Policies in-force	Insured Payrolls (1)	Premiums in-force	Policies in-force	Insured Payrolls (1)
September 30, 2007	$389.9	22,700	$8,455.8	$320.1	16,500	$11,976.4	$710.0	39,200	$20,432.2
December 31, 2006	501.2	24,600	9,487.4	332.8	16,600	11,744.4	834.0	41,200	21,231.8
September 30, 2006	545.4	25,700	9,650.3	335.4	16,800	11,750.9	880.8	42,500	21,401.2
December 31, 2005	722.9	27,500	10,280.9	326.9	16,900	10,833.6	1,049.8	44,400	21,114.5

(1)                  Prior period insured payroll amounts have been adjusted as a result of a refinement in our databases and to more accurately align with the premium and policy in-force amounts.

Premiums in-force in California as of September 30, 2007 decreased compared to December 31, 2006, as a result of premium rate changes due to favorable loss cost trends from the 2003 and 2004 legislative reforms, combined with our pricing and underwriting strategy in comparison to our competition as reflected in the decline in insured payrolls and policies in-force.  Although premiums in-force outside California also declined as of September 30, 2007 compared to December 31, 2006, growth in insured payrolls have partially offset premium rate reductions.

In California, the state in which the largest amount of our workers’ compensation premiums are earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends.  As a result of favorable loss cost trends originating from the 2003 and 2004 legislative reforms, we have reduced our California premium rates in a manner that we believe deals prudently with the uncertainty about the long-term outcome of loss cost trends for recent accident years.  These manual rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision annually; and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics.  The following table sets forth the manual rate change percentages in California, as well as the change in the average rates charged in California on renewal business for each period.  The change in the average renewal rate takes into consideration changes in manual rates as well as the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Effective date of change	Manual Rate Change	Average Renewal Charged Rate Change
January 1, 2004	0.0%	(4.0)%
July 1, 2004	(10.0)	(12.0)
January 1, 2005	(2.0)	0.0
July 1, 2005	(12.0)	(19.0)
January 1, 2006	(13.0)	(15.0)
July 1, 2006	(5.0)	(13.0)
January 1, 2007	(4.4)	0.0
July 1, 2007	0.0

 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

In California, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends advisory pure premium rates for workers’ compensation insurance and the California Department of Insurance (“California DOI”) adopts and publishes advisory pure premium rates.  Pure premium rates cover expected loss costs but do not contain an element to cover operating expenses or profit.  The October 19, 2007 WCIRB amended filing with the California DOI recommends an average 5.2% increase in advisory pure premium rates to be effective on policies incepting on or after January 1, 2008.  The recommended increase was based on an analysis of loss and loss adjustment expense data as of June 30, 2007, and Assembly Bill No. 338 signed by the governor on October 13, 2007 extending the time period for which temporary disability payments may be taken.  The California DOI has not yet adopted and published advisory pure premium rates for January 1, 2008.  Notwithstanding this process, our California rates continue to be based upon our actuarial analysis of current and anticipated loss cost trends, and we have not made a determination as to rates for January 1, 2008.

In Florida, the state in which the second largest amount of our workers’ compensation premium is earned, premium rates for workers’ compensation insurance are set by the Florida Department of Insurance (“Florida DOI”).  Manual rate change percentages in Florida were as follows:

Effective date of change	Manual Rate Change
January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)

In August 2007, the National Council on Compensation Insurance (“NCCI”) filed voluntary rates and rating values with the Florida DOI proposing an average reduction of 16.5% to Florida workers’ compensation rates effective January 1, 2008.  The Florida DOI has not yet published premium rates for January 1, 2008.

Most of our workers’ compensation policies are non-participating but we issue certain policies for which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Florida Dividends”).  We accrued $19.0 million and $34.1 million for estimated Florida Dividends as of September 30, 2007 and December 31, 2006, respectively.  During the third quarter of 2007, we reduced our accrual for estimated Florida Dividends by $15.1 million to reflect the impact of changes in our direct loss reserves, as well as the impact of the recently enacted legislation in California (the domiciliary state of our insurance subsidiaries), which eliminates the excess statutory reserves effective January 1, 2008.  Our ultimate obligation for Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

 ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Reinsurance Segment

In September 2005, we exited the reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  All contracts fully expired by the end of 2006; however, we will be paying our assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting of changes to loss reserve estimates, adjustments to contractual premium and operating expenses.

Results of the reinsurance segment in both the three and nine months ended September 30, 2007 were reduced by catastrophe losses of $3.0 million ($2.0 million after tax, or $0.05 per share) compared to catastrophe losses of $5.0 million ($3.2 million after tax, or $0.09 per share) and $19.9 million ($12.9 million after tax, or $0.35 per share) for the three and nine months ended September 30, 2006, respectively.  The catastrophe losses are primarily attributable to loss development on Hurricanes Wilma and Rita, which occurred in 2005.

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

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section.

Parent Segment

The parent segment loss reflects the holding company activities of Zenith National.  The parent segment loss before tax was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Interest expense	$1,303	$1,313	$3,943	$3,962
Parent expenses	1,693	1,716	4,694	5,106
Parent segment loss	$2,996	$3,029	$8,637	$9,068

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses as of the balance sheet date (“loss reserves”). Our loss reserves were as follows:

(Dollars in millions)	September 30, 2007	December 31, 2006
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,406	$1,416
Less: Receivable from reinsurers for unpaid losses	317	221
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,089	$1,195
Reinsurance segment:
Unpaid losses and loss adjustment expenses gross and net of reinsurance receivable	$67	$106
Total:
Unpaid losses and loss adjustment expenses	$1,473	$1,522
Less: Receivable from reinsurers for unpaid losses	317	221
Total unpaid losses and loss adjustment expenses, net of reinsurance	$1,156	$1,301

During the third quarter of 2007, we performed an extensive actuarial review of our workers’ compensation losses in excess of our reinsurance retention (ceded losses) and we incorporated industry factors in estimating ceded losses due to the unpredictability of these events using solely our own historical claims data.  As a result, our estimate of ceded losses included in unpaid losses and loss adjustment expenses were increased by approximately $76.5 million offset in full by the resulting increase in receivable from reinsurers.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

At September 30, 2007 and December 31, 2006, IBNR and bulk reserves included in unpaid losses and loss adjustment expenses, net of reinsurance, were as follows:

(Dollars in millions)	September 30, 2007	December 31, 2006
Workers’ compensation	$311	$382
Reinsurance	11	19
Total IBNR & bulk reserves	$322	$401

We perform a comprehensive review of our loss reserves at the end of every quarter.  Estimating loss reserves is an uncertain and complex process which involves a combination of actuarial techniques and management judgment.  Because we have a long history in the workers’ compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates.  During the nine months ended September 30, 2007 we recognized $103.1 million of favorable development on prior accident year workers’ compensation loss reserves compared to $123.8 million during the corresponding period of 2006.  Favorable development in both periods reflects management’s assessment of ultimate loss trends and loss reserves after considering all relevant data, including continuing favorable paid loss trends as a result of the California and Florida legislative reforms and the reduction in the number of expensive claims (discussed below). The loss reserve estimates recorded in the financial statements were higher than the actuarial point estimates by approximately $35 million, $66 million, $105 million, and $109 million at September 30, 2007, June 30, 2007, March 31, 2007, and December 31, 2006, respectively. Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, and the inflation assumptions selected in determining loss reserve estimates, as well as the impact of different inflation assumptions on loss reserve estimates.

Principal Uncertainties:  In our workers’ compensation business, the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant. The greater part of the challenge in estimating loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year.  The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the deflation trend in more recent years as compared to the trend of increasing severity (inflation) in the years prior to 2002.  Severity is the average cost of a claim as measured by the total cost of claims for a year divided by the number of claims in that year.  The annual rate of claim cost inflation (or deflation) is the year over year percentage change in claim severity. Inflation or deflation is attributable to several factors which include changes in health care costs, legislative reforms to the workers’ compensation system and the number of expensive claims relative to the total number of claims in a year.  Expensive claims are those involving permanent disability of an injured worker.  Historically in California, the expensive claims have contributed about 20% of the number of claims and 90% of the cost of all claims. We have observed deflationary trends in the amounts we have paid for claims in recent accident years compared to increasing inflation trends for claim payments in the years prior to 2002.  However, expensive claims are paid over several years, and ultimate costs are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and benefits for dependents.  These expensive claims often result in some form of a settlement with the injured worker which generally takes place many years after the injury.  In California, as of September 30, 2007, we have closed only 50%, 29%, and 9% of our 2004, 2005, and 2006 expensive permanent disability cases, respectively.  Uncertainty remains as to the extent to which the recent deflationary data will be sustained as the remaining expensive claims are settled.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

We have also recently observed a reduction in the number of California permanent disability claims beginning in 2005 as compared to prior accident years, reflecting the change in the permanent disability rating system effective January 1, 2005. This reduction in expensive claims for the 2005, 2006, and 2007 accident years as compared to prior accident years is not yet a material component of the paid loss data trends due to the longer time lag in paying and settling these claims. While the ultimate number of expensive claims for these accident years is still uncertain, a permanent frequency reduction would be material as the historic average cost of these types of claims is approximately $75,000.  The following table shows the trend in the number of California permanent partial disability (“PPD”) claims (expensive claims) at various dates:

	Number of California Claims with Paid or Reserved PPD Benefits After (number of months)
Accident Year	9	21	33	45	57	69
2002	2,549	2,859	2,756	2,732	2,685	2,669
2003	3,421	3,203	2,971	2,870	2,843
2004	3,252	3,003	2,708	2,620
2005	3,618	2,700	2,581
2006	1,759	2,273
2007	1,386

Actuarial estimation process:  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation. However, these various methods do not produce separate point estimates. Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid development methods, incurred development methods, Bornhuetter-Ferguson indications and claim count methods.  A customized method is used for more recent accident years related to business written in California to focus on the impacts of the legislative reforms in determining loss reserves. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open. For recent accident years related to business written outside of California, our actuarial point selections are also based on the incurred loss development methods because our actuaries believe this method most accurately reflects the required reserves based on their analysis of the data and understanding of the claim environments in which we operate. For the more recent accident years related to business written in California, our actuaries use a loss reserving model which estimates the differing affects of the 2003 and 2004 legislative reforms on the following five categories of benefit types: (1) temporary disability indemnity, (2) vocational rehabilitation, (3) permanent disability indemnity, (4) medical costs, and (5) allocated expense. For each of these types of benefits, our actuaries review the historical paid trends and make adjustments to reflect the known effects of the reforms (e.g., limitations on temporary disability indemnity benefits and eliminating vocational rehabilitation benefits). Our actuaries then use judgment to forecast ultimate inflation rates for each benefit type allowing for the late emergence of costs for the most serious cases based on historical trends. The selected inflation rate produces an estimate of loss reserves for each benefit type.  This method responds gradually to each quarter’s actual paid loss information.  The actuarial point estimate is then determined by weighting this customized method with the paid loss methods used by the WCIRB in estimating ultimate losses for the entire California industry.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Role of management:  Because of the lack of empirical data regarding the ultimate outcome of loss costs for the post-reform years, combined with our long history in the workers’ compensation business, we do not believe it is prudent to extrapolate recent trends on early claim payments to the entire population of claims because sufficient data is not yet known about the more costly claims. Our loss reserve estimates are based on judgments regarding the weight given to recent data, as well as our history.  The inflation or deflation assumption is the key assumption in establishing loss reserve estimates for recent accident years. The 2003 and 2004 legislative reforms in California and the 2003 reforms in Florida have resulted in uncertainty in determining the ultimate inflation assumptions for the most recent accident years. Management reviews the actuarial point estimate each quarter and establishes loss reserve estimates in the financial statements that provide for rates of claim cost inflation (deflation) using the most recent relevant data and incorporates judgment regarding the inherent uncertainties of ultimate loss costs. These uncertainties include the length of time required to settle long-term, expensive cases combined with the effects of medical care inflation, uncertainties in the long-term outcome of the legislative reforms including the ultimate number of expensive cases, and the fact that in certain years prior to the legislative reforms our loss reserves proved to be inadequate.

The differences between the actuarial point estimate and the loss reserves recorded in the financial statements are principally caused by the differences in the inflation assumptions used by management as compared to the inflation assumptions produced using actuarial methods. As the data for these accident years mature, the uncertainty surrounding the ultimate outcome of the workers’ compensation claim costs continues to diminish and therefore the difference between our financial statement loss reserves and our actuarial point estimates has decreased.

Inflation assumptions:  At September 30, 2007, the workers’ compensation accident year paid loss inflation rates (deflation rates are shown in parentheses) in our paid loss data and the assumptions of accident year inflation rates in our estimates of ultimate losses were as follows:

(Dollars in Thousands)	Estimated Ultimate Losses (A)	Average Paid Loss per Claim Annual Inflation (Deflation) Evaluated After (number of months)								Assumed Inflation (Deflation) In Estimated Ultimate Losses
Accident Year		21	33	45	57	69	81	93	105	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006
1999	$220,681	16%	14%	14%	15%	15%	16%	15%	15%	16%	16%	16%	16%
2000	241,493	9	11	13	13	14	12	12		14	14	14	14
2001	312,923	16	16	15	15	14	14			16	16	17	17
2002	325,538	2	3	4	3	4				6	6	7	7
2003	337,244	3	(1)	(4)	(3)					2	2	3	5
2004	328,266	(10)	(15)	(15)						(9)	(7)	(5)	(5)
2005	357,758	(6)	(7)							(11)	(11)	(11)	(11)
2006	329,063	9								(4)	(4)	(4)	(4)
2007	215,551									(3)	(3)	(3)

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

In the third quarter 2007, we received the following information:

•                  We paid and closed additional claims and the paid loss trends for years prior to 2006 have not changed significantly from year-end 2006.

•                  The frequency of California permanent disability claims (expensive claims) continues to decline.

•                  For the 2006 accident year, we have settled more than twice as many California permanent disability claims as we had at this same time for the 2005 accident year, which is contributing to the current 21 month paid loss inflation factor.

•                  In October 2007, the WCIRB released its fourth annual update on the key cost components impacted by the 2003 and 2004 legislative reforms based on their analysis of the post-reform costs that have emerged through the middle of 2007.  The WCIRB currently estimates total savings of approximately 70%, or $14.5 billion, primarily from (1) a reduction in indemnity claim frequency, (2) the January 1, 2005 change in the Permanent Disability Rating Schedule and (3) changes in medical utilization provisions.

Three and Nine Months Ended September 30, 2007:  During the third quarter 2007, we reduced our inflation assumption in estimated losses by two percentage points for the 2004 accident year, as compared to our assumption at June 30, 2007, because with the passage of time more of the expensive claims have closed and the observed paid loss trends continue to be stable.  We continue to carry ultimate inflation factors in excess of the paid loss trends for accident years prior to 2004 to allow for the late emergence of long-term health care cost inflation based on historical trends.  We attribute less weight to the paid loss trends in the 2005 and 2006 accident years where less claims have closed and therefore more uncertainty exists, including the ultimate outcome of the change in the mix of California claims as a result of the change in the permanent disability rating system effective January 1, 2005.  The 2006 short-term paid loss data also reflects the increased rate on settlement of permanent disability claims. Changes to the inflation assumptions in accident year 2004 also changed the ultimate loss estimate for each subsequent accident year, resulting in net favorable development of prior accident year workers’ compensation loss reserves of $24.9 million in the third quarter of 2007.  For the nine months ended September 30, 2007, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $103.1 million, representing 8.6% of our estimated workers’ compensation net loss reserves at December 31, 2006,

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

and 18.3% of our workers’ compensation net premiums earned in the nine months ended September 30, 2007.

Our current accident year combined ratio is impacted by, among other factors, changes in estimates for prior years’ losses.  Because of the reduction in our estimated losses for the 2004, 2005, and 2006 accident years at September 30, 2007, we lowered our estimate of the ultimate losses for the 2007 accident year compared to the estimate we made at June 30, 2007.  As a result, our accident year combined ratio for 2007 was 84.2% for the nine months ended September 30, 2007 as compared to 85.7% in the first six months of 2007.

We cannot predict the timing or amount of future reserve changes (which could be increases or decreases) as they will be dependent on new information concerning the continuation of the paid loss trends.  With the passage of time we gain more certainty regarding the paid loss trends and this information will be evaluated at each reporting period.

Three and Nine Months Ended September 30, 2006:  During the third quarter of 2006, we reduced our inflation assumptions in estimated losses by one percentage point for each of the 2003 and 2004 accident years as compared to June 30, 2006 to reflect the change in the paid loss deflation.  We also reduced our inflation assumptions in estimated losses for the 2005 accident year by nine percentage points as compared to June 30, 2006 to reflect both the change in the paid loss deflation and the change in the mix of claims to fewer expensive claims.  These lower inflation assumptions resulted in net favorable development of prior accident year workers’ compensation loss reserves of $58.6 million for the third quarter of 2006.  For the nine months ended September 30, 2006, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $123.8 million, representing 9.7% of our estimated workers’ compensation net loss reserves at December 31, 2005, and 17.4% of our workers’ compensation net premium earned in the nine months ended September 30, 2006.

Because of the reduction in our estimated losses for the 2005 accident year at September 30, 2006, and the change in the mix of claims for 2006, we lowered our estimate of ultimate losses for 2006 compared to the estimate we made at June 30, 2006 for the 2006 accident year.  As a result, our accident year combined ratio for 2006 was 81.1% for the nine months ended September 30, 2006 as compared to 84.7% in the first six months of 2006.

Impact of different inflation assumptions:  Different assumptions about the inflation or deflation rates would change our workers’ compensation loss reserve estimates, and a material change is reasonably possible although we cannot predict if and to what extent such a change will occur.  A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated loss for that year.  Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year.  As illustrated in the following table, if the average annual inflation rate for each of the accident years 2001 through 2007 were decreased by one percentage point in each year, our loss reserve estimates at September 30, 2007 would decrease by approximately $82 million; and if the average annual inflation

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

rate for each of the accident years 2001 through 2007 were increased by one percentage point in each year, our loss reserve estimates at September 30, 2007 would increase by approximately $86 million.

(Dollars in thousands)	Assumption Currently Used			1% Decrease			1% Increase
Accident Year	Assumed Inflation (Deflation) Rate	(a) Cumulative Inflation Factor	(b) Estimated Ultimate Losses	Assumed Inflation (Deflation) Rate	(c) Cumulative Inflation Factor	[(c)/(a)]x(b)] Estimated Ultimate Losses	Assumed Inflation (Deflation) Rate	(c) Cumulative Inflation Factor	[(c)/(a)]x(b)] Estimated Ultimate Losses
2001	16%	1.160	$312,923	15%	1.150	$310,225	17%	1.170	$315,621
2002	6	1.230	325,538	5	1.208	319,715	7	1.252	331,361
2003	2	1.254	337,244	1	1.220	328,100	3	1.289	346,657
2004	(9)	1.141	328,266	(10)	1.098	315,895	(8)	1.186	341,213
2005	(11)	1.016	357,758	(12)	0.966	340,152	(10)	1.068	376,068
2006	(4)	0.975	329,063	(5)	0.918	309,825	(3)	1.036	349,651
2007	(3)	0.946	215,551	(4)	0.881	200,740	(2)	1.015	231,273
			$2,206,343			$2,124,652			$2,291,844
					Change	$(81,691)		Change	$85,501

We believe our loss reserve estimates are adequate. However, the actual ultimate inflation (or deflation) rate will not be known with any certainty for several years. We assume that general health care inflation trends will continue and will impact our long-term claim costs and loss reserves. The extent to which this may be offset by benefits from the legislative reforms and recently observed reduction in the number of California expensive claims is uncertain. We will evaluate our best estimate of inflation rates and loss reserves every quarter to reflect the most current data.

Investments

The increase in investment income in the nine months ended September 30, 2007 compared to the corresponding period in 2006 was principally due to a $7.3 million cash dividend, before tax, or $4.9 million after tax, received in January 2007 from a common stock investment and higher long-term interest rates on fixed maturity investments.  The average annual yields on the investment portfolio in the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Before Tax (1)	4.7%	5.0%	5.2%	4.8%
After Tax	3.1%	3.3%	3.4%	3.1%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

The increase in realized gains on investments in the nine months ended September 30, 2007 compared to 2006 includes gains before tax of $12.1 million from sales of a common stock investment.

At September 30, 2007, our investment portfolio was comprised of 74% fixed maturity securities, 22% short-term investments, 3% equity securities and 1% other investments.  Fixed maturity securities include primarily corporate bonds, U.S. Government bonds, municipal bonds and mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”).  Of the fixed maturity portfolio, including short-term investments, 94% and 93% were rated investment grade at September 30, 2007 and December 31, 2006, respectively.  The average maturity of the fixed

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

maturity portfolio, including short-term investments, was 4.5 years and 3.7 years at September 30, 2007 and December 31, 2006, respectively.  The duration of the fixed maturity portfolio including short-term investments was 3.6 years and 2.8 years at September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007 and December 31, 2006, approximately 90% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities.  Stockholders’ equity will fluctuate with changes in the fair values of available-for-sale securities.  Stockholders’ equity decreased by $10.7 million after deferred tax from December 31, 2006 to September 30, 2007 as a result of changes in the fair values of fixed maturity and equity investments classified as available-for-sale.

The following table sets forth the unrealized net (loss) gain on available-for-sale investments as of September 30, 2007 and December 31, 2006:

	Fixed Maturity		Equity
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax
September 30, 2007	$(11,037)	$(7,173)	$14,363	$9,336
December 31, 2006	(9,562)	(6,215)	29,304	19,048

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary.  Unrealized losses on fixed maturity securities at September 30, 2007 are principally attributable to the impact of increases in interest rates, rather than declines in the credit quality of these investments.  Mortgage securities are limited only to those guaranteed by the United States Government.

We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.  The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary.  There were no such write-downs in the nine months ended September 30, 2007 and 2006.

We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that our unrealized losses at September 30, 2007 are not other-than-temporary.  We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary.  We have consistently applied this presumption for over fifteen years.  We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Set forth below is information about unrealized gains and losses in our investment portfolio at September 30, 2007:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
Fixed maturity securities:
Fair value	$980,856	$672,553
Amortized cost	1,000,789	664,819
Unrealized (loss) gain	(19,933)	7,734
Fair value as a percentage of amortized cost	98.0%	101.2%
Number of security positions held	180	123
Concentration of unrealized (losses) gains by type or industry:
Financial institutions	$(2,179)	$840
GNMA’s	(1,686)	1,030
Hotels	(1,409)
Municipal bonds	(1,338)	467
Insurance companies	(1,229)	1,627
Machinery	(1,142)	265
Food and beverage	(1,111)	289
Utilities	(694)	188
Petroleum	(593)	36
Pharmaceuticals	(545)	458
Other	(8,007)	2,534
Total	$(19,933)	$7,734
Fixed maturity securities:
Investment grade:
Fair value	$869,546	$652,137
Amortized cost	883,507	645,210
Fair value as a percentage of amortized cost	98.4%	101.1%
Non-investment grade:
Fair value	$111,310	$20,416
Amortized cost	117,282	19,609
Fair value as a percentage of amortized cost	94.9%	104.1%
Equity securities:
Fair value	$16,192	$51,042
Cost	20,442	32,429
Unrealized (loss) gain	(4,250)	18,613
Fair value as a percentage of cost	79.2%	157.4%
Number of security positions held	7	9

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The table below sets forth the fair value of fixed maturity securities at September 30, 2007, based on their scheduled maturities:

	Securities with Unrealized
(Dollars in thousands)	Losses	Gains
1 year or less	$40,567	$48,070
After 1 year through 5 years	252,703	217,946
After 5 years through 10 years	655,232	354,839
After 10 years	32,354	51,698
Total	$980,856	$672,553

The table below sets forth information about fixed maturity and equity securities with unrealized losses at September 30, 2007:

(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value as a Percentage of Cost Basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.5 million and for:
Less than 3 months (1 issue)	$10,030	$(532)	95.0%
3-6 months (2 issues)	12,789	(1,463)	89.7%
Greater than 12 months (2 issues)	39,231	(3,763)	91.3%
Individually less than $0.5 million (175 issues)	918,806	(14,175)	98.5%
Total	$980,856	$(19,933)	98.0%
Equity securities with unrealized losses:
Individually exceeding $0.5 million and for:
6-12 months (1 issue)	$10,155	$(3,858)	72.5%
Individually less than $0.5 million (6 issues)	6,037	(392)	93.9%
Total	$16,192	$(4,250)	79.2%

The following is a summary of securities sold at a loss in the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Fixed maturity securities:
Realized losses on sales	$(2,848)	$(976)	$(4,036)	$(1,833)
Fair value at the date of sale	575,813	80,871	595,196	1,624,084
Number of securities sold	17	4	22	17
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(1,186)		$(1,201)	$(826)
6-12 months	(950)	$(874)	(950)	(905)
Greater than 12 months	(712)	(102)	(1,885)	(102)
Equity securities:
Realized losses on sales	$(1,902)	(153)	$(2,016)	$(560)
Fair value at the date of sale	25,506	2,302	27,611	5,768
Number of securities sold	7	1	10	3
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(1,370)		$(1,479)	$(407)
3-6 months	(375)		(375)
6-12 months	(157)	(153)	(162)	(153)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested, prior to their use in such disbursements, and investment income provides additional cash receipts.  In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative.  Such negative cash flow is offset by cash flow from investments, principally from short-term investments and maturities of longer-term investments.  The exact timing of the payment of claims cannot be predicted with certainty.  The insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims.  At September 30, 2007 and December 31, 2006, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries amounted to $0.7 billion and $0.9 billion, respectively.  These securities, in conjunction with our net cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future.  We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.

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

Net cash provided by operating activities was positive in the nine months ended September 30, 2007 but lower than net cash provided by operating activities in the nine months ended September 30, 2006, primarily due to lower cash flow from our workers’ compensation business as a result of decreased premiums, as shown in the table below:

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Net cash flow from workers’ compensation business	$89,635	$211,620
Net cash used in reinsurance business	(32,533)	(57,894)
Investment income received	69,141	52,465
Interest and other expenses paid by parent	(6,865)	(5,811)
Income taxes paid	(115,034)	(96,230)
Net cash provided by operating activities	$4,344	$104,150

Zenith National requires cash to pay any dividends declared to our stockholders, make interest and principal payments on our outstanding debt obligations, fund operating expenses and, from time to time, to make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments in Zenith National were $97.5 million and $69.4 million at September 30, 2007 and December 31, 2006, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends.  During 2007, Zenith Insurance is able to pay up to $225.9 million of dividends to Zenith National without prior approval of the California Department of Insurance. Zenith Insurance paid $75.0 million and $50.0 million in dividends to Zenith National in the nine months ended September 30, 2007 and 2006, respectively.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

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

The table below provides information about our financial instruments for which fair values are subject to changes in interest rates.  For fixed maturity investments, the table presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates.  Such investments include corporate bonds, municipal bonds, U. S. Government bonds, and mortgage-backed securities guaranteed by the United States Government.  For our debt obligations, the table presents principal cash flows by expected maturity dates (including interest):

	Expected Maturity Date
(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
As of September 30, 2007
Fixed Maturity Investments:
Fixed rate	$21,912	$149,647	$90,563	$90,473	$97,981	$1,202,833	$1,653,409
Weighted average interest rate	5.5%	4.7%	4.8%	5.2%	5.2%	5.7%	5.5%
Short-term investments	$498,792						$498,792
Debt and interest obligations:
Convertible Notes payable (1)	1,150						1,150
Redeemable securities	$	$5,002	$5,002	$5,002	$5,002	$143,529	$163,537

As of December 31, 2006
Fixed Maturity Investments:
Fixed rate	$115,904	$147,827	$84,666	$93,933	$197,193	$847,566	$1,487,089
Weighted average interest rate	5.4%	5.2%	5.2%	5.3%	6.0%	5.6%	5.6%
Short-term investments	$679,989						$679,989
Debt and interest obligations:
Convertible Notes payable (1)	1,216						1,216
Redeemable securities	$5,002	$5,002	$5,002	$5,002	$5,002	$143,529	$168,539

(1)          The Convertible Notes payable are shown with an expected maturity date in 2007 because the note holders have the right to convert their notes into our common stock during the fourth quarter of 2007 and had the same right in the first quarter of 2007 (see Note 4 to the Consolidated Financial Statements).

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

ZENITH NATIONAL INSURANCE CORP.

October 22, 2007	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

October 22, 2007	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Senior Vice President
& Chief Financial Officer
(Principal Financial and Accounting Officer)