Form 10-K
period 2007-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2008-02-21
CIK 109261

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007Commission file number 1-9627
OR
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

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:          Yes             No      X

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes     X      No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of "large accelerated filer, "accelerated filer, and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          Yes             No      X

        The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was $1,709,231,000 (based on the closing price for such common equity reported by the New York Stock Exchange for June 30, 2007, the last business day of the registrant's most recently completed second quarter).

        At January 31, 2008, there were 37,107,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2007 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2008 Annual Meeting of Stockholders — Part III.

Table of Contents
Zenith National Insurance Corp. and Subsidiaries

PART I

ITEM 1. Business.
General

        Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged, through its wholly-owned subsidiaries, Zenith Insurance Company ("Zenith Insurance") and ZNAT Insurance Company ("ZNAT Insurance") (collectively, "Zenith"), in the workers' compensation insurance business, nationally. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," "Company" or similar terms refer to Zenith National together with its subsidiaries.

        Zenith's insurance subsidiaries have been assigned a financial strength rating of A (Excellent) by A.M. Best Company ("A.M. Best"), A3 (Good) by Moody's Investors Service ("Moody's"), A- (Strong) by Standard & Poor's ("S&P"), and A (Strong) by Fitch Ratings ("Fitch").

        At December 31, 2007, Zenith had approximately 1,600 full-time employees. The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

        Zenith's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders (which is filed as an exhibit to this report) are made available free of charge on its website at www.thezenith.com as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Also available on our website are the following corporate governance materials: Code of Business Conduct; Code of Ethics for Senior Financial Officers (which applies to Zenith's Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and Controller); Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. In addition, amendments to, or waivers of, the Code of Ethics for Senior Financial Officers will be posted to our website or contained in a Form 8-K filed within four business days after any such amendment or waiver. Any of the foregoing material may also be obtained, free of charge by written request to: Corporate Secretary, Zenith National Insurance Corp., 21255 Califa Street, Woodland Hills, CA 91367-5021.

Glossary of Selected Insurance Terms

        The following terms when used herein have the following meanings:

Accident year losses	Loss data grouped by the year in which the accident occurred, regardless of when the accident was reported or when the loss amount was recognized in our Consolidated Statement of Operations.
Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.
Cede	To transfer to an assuming company, or reinsurer, all or a portion of a risk in consideration of payment of a premium.

Combined ratio
Expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business. The combined ratio, also referred to as the "calendar year combined ratio," is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio. The loss and loss adjustment expense ratio is the percentage of the net loss and loss adjustment expenses incurred to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned. When the calendar year combined ratio is adjusted to exclude prior period items, such as loss reserve development and policyholders' dividends, it becomes the "accident year combined ratio," a non-GAAP financial measure.
Development
The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Favorable or unfavorable development of loss reserves is reflected in our Consolidated Statement of Operations in the period the change is made.
Experience modification factor	A policy premium factor reflecting the insured employer's historical loss experience.
Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
GAAP	Accounting principles generally accepted in the United States of America.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to the insurer or reinsurer.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss ratio	Net losses incurred expressed as a percentage of net premiums earned.
Loss and loss adjustment expense ratio	The sum of net loss and loss adjustment expenses incurred expressed as a percentage of net premiums earned.
Loss reserves	The balance sheet liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.

Net premiums earned	The portion of net premiums written applicable to the expired period of policies.
Policyholders' dividends	Payments to policyholders on a type of policy upon which a portion of the premium may be repaid to the policyholder after expiration depending upon the loss experience.
Policyholders' surplus
The amount remaining after all liabilities are subtracted from all admitted assets, as determined in accordance with statutory accounting practices. This amount is regarded as financial protection to policyholders in the event an insurance company suffers unexpected or catastrophic losses.
Premiums in-force	Premiums billed or to be billed on all un-expired policies.
Reinstatement premium	An additional premium paid after a claim on a catastrophe reinsurance contract to renew the contract for the un-expired term.
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
Statutory accounting practices
Accounting practices promulgated by the National Association of Insurance Commissioners and prescribed or permitted by the states' departments of insurance. In general, statutory accounting practices address policyholders' protection and solvency and are more conservative than GAAP in presentation of earnings, surplus and assets.
Treaty	A contract of reinsurance.
Underwriting	The process whereby an insurer reviews applications submitted for insurance coverage and determines whether to accept all or part, and at what premium, of the coverage being requested.
Underwriting expenses	The aggregate of policy acquisition costs and the portion of administrative, general and other expenses attributable to the underwriting process as they are accrued and expensed.
Underwriting and other operating expense ratio	Underwriting and other operating expenses expressed as a percentage of net premiums earned.

Description of the Business

        We are in the business of managing insurance and investment risk. Our main business activity is the workers' compensation insurance business. In addition, we invest the net cash flow from our operations and our capital principally in fixed maturity securities. These investments provide a stable source of income over the long-run, although in the short-term, changes in interest rates impact the amount of investment income we earn. We measure our performance over the long-term by our ability to increase stockholders' equity.

        We report our business in the following segments: workers' compensation; reinsurance; investments; and parent. In September 2005, we exited the reinsurance business and we ceased writing and renewing assumed reinsurance contracts. As of December 31, 2006, all of these assumed reinsurance contracts had fully expired, although we will be paying our assumed reinsurance claims for several years. The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting primarily of changes to loss reserve estimates. The key operating goal for our workers' compensation segment is to achieve substantial underwriting profits and significantly out-perform the national workers' compensation industry. Net earned premiums, segment results and the combined ratios of our workers' compensation and reinsurance segments and results of our other business segments for each of the three years ended December 31, 2007, are set forth in Note 16 — "Segment Information" of our Consolidated Financial Statements in our 2007 Annual Report to Stockholders and are hereby incorporated by reference.

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

        Our long-term strategy in the national workers' compensation industry is to attract customers requiring quality services based on adequate premium rates for the exposure. During periods of intense competition or other adverse industry conditions, our exposure base as measured by insured payroll may decrease as employers buy elsewhere because we adhere to a long-standing operating principle that we will not compromise the adequacy of our premium rates in order to achieve revenue or market share objectives. Our value proposition is that our services, over the long-run provide employers the opportunity to reduce their experience modification factor and thereby, their long-term workers' compensation costs. We write workers' compensation insurance in 45 states and have ten office locations in California, three in Florida, two in Illinois and offices in each of Texas, Pennsylvania, North Carolina and Alabama. Our primary office locations consist of teams of Zenith employees providing the following services to our insureds:

  •
  Safety and health professionals with specialized industry knowledge, including specialists in ergonomics as well as industrial hygiene. These professionals focus on workplace safety, accident and illness prevention and safety awareness training.

  •
  Claims professionals who work closely with skilled occupational nurses, physicians who are recognized experts in occupational medicine, and in-house claims adjudication lawyers. These teams of claims professionals are focused on providing quality care for the injured workers and effective return-to-work programs. They also pursue resolution of disputed claims.

  •
  Trained and experienced fraud professionals who review claims for potential fraud and pursue the investigation of suspected or known fraud.

  •
  In-house bill review staff who process medical provider bills to ensure that payments are properly reduced to statutorily determined fee schedules or other negotiated or contracted discounts.

  •
  Premium auditors who verify appropriate payroll classifications to assure equitable premium billing.

        Our specialist strategy is focused on providing quality services to our insureds and claimants, generating underwriting profits and delivering an above average return to our stockholders over time. This strategy has resulted in a long-term record of significantly out-performing the industry, as shown in the following table which compares our California workers' compensation accident year loss ratios to the accident year loss ratios estimated by the Workers' Compensation Insurance Rating Bureau ("WCIRB") for the California workers' compensation industry over 29 years:

California Accident Year Loss Ratios — Estimated as of December 31, 2007
Accident Year	Zenith	WCIRB
1978	44%	55%
1979	43	58
1980	45	57
1981	52	60
1982	54	66
1983	57	75
1984	63	83
1985	60	84
1986	52	76
1987	48	69
1988	44	67
1989	49	70
1990	58	81
1991	58	85
1992	49	70
1993	39	56
1994	49	63
1995	70	90
1996	70	100
1997	78	115
1998	85	129
1999	97	140
2000	88	125
2001	78	106
2002	61	82
2003	42	52
2004	28	32
2005	25	29
2006	28	36
2007	33

        We have a shorter history in writing business outside of California, but our specialist strategy has delivered similar results as shown in the following table which compares our non-California workers' compensation accident year loss ratios to the accident year loss ratios estimated by the National Council on Compensation Insurance, Inc. ("NCCI") for the workers' compensation industry over 6 years:

Non-California Accident Year Loss Ratios — Estimated as of December 31, 2007
Accident Year	Zenith	NCCI
2001	58%	78%
2002	53	70
2003	42	63
2004	38	61
2005	33	58
2006	34	59
2007	35

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

        Our workers' compensation premium revenues will fluctuate depending upon the general level of our rates and the number and size of the businesses we insure. Additional factors impacting our revenues include the general level of employment and wages in the businesses we insure, changes in our insured's experience modification factors and the amount of schedule rating credits or debits applied by our underwriters, as well as our pricing and underwriting strategy compared to our competition.

        Except in those states, primarily Florida, where premium rates for workers' compensation insurance are set by State regulations, our premium rates for workers' compensation are determined by our actuaries for each state in which we do business. In California, the state in which the largest amount of our workers' compensation premiums are earned, we set our own rates based upon actuarial analysis of current and anticipated loss cost trends. Although the California Insurance Commissioner does not set workers' compensation premium rates, the California Insurance Commissioner adopts and publishes advisory pure premium rates (pure premium rates cover expected loss costs but generally do not contain an element to cover operating expenses or profit). We are not required to use these California advisory rates. We therefore set our own rates, which are continually reviewed for adequacy using actuarial analysis of current and anticipated trends in costs. As a result of favorable loss cost trends originating from the 2003 and 2004 legislative reforms in California and Florida, discussed below, we have reduced our California premium rates in a manner that we believe deals prudently with the uncertainty about the long-term outcome of loss cost trends for recent accident years. Our future

California premium rate decisions will continue to be based on data about loss cost trends and upon modifications to the workers' compensation system while maintaining our goal of achieving underwriting profits and out-performing the national workers' compensation industry.

        Net premiums earned for each of the years ended December 31, 2007, 2006, and 2005 for California, Florida and other states, are set forth in the table below:

(Dollars in thousands)	2007	%	2006	%	2005	%
California	$407,105	55.1%	$582,282	62.5%	$762,095	68.4%
Florida	192,889	26.1	207,200	22.2	208,128	18.7
Other	138,202	18.8	142,257	15.3	143,971	12.9

Net Premiums Earned	$738,196	100.0%	$931,739	100.0%	$1,114,194	100.0%

        Our business is concentrated in California and Florida which makes the results of our operations dependent on trends that are characteristic of these states as compared to national trends. For example, state legislation, local competition and workers' compensation cost inflation or deflation trends in such states are material to our results.

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

        In Florida, legislation was enacted effective October 1, 2003, which provides changes to the workers' compensation system. Such changes were designed to expedite the dispute resolution process, provide greater compliance and enforcement authority to combat fraud, revise certain indemnity benefits and increase medical reimbursement fees for physicians and surgical procedures. One of the intended outcomes of the legislation is a reduction in the overall costs associated with delivering workers' compensation benefits in the state of Florida.

        There have been no subsequent legislative changes which have materially impacted our workers' compensation business. However, California legislative changes during 2007 extended the time period for which the 104 weeks of temporary disability payments may be taken.

        During 2008, we anticipate on-going legislative consideration in California of the determination of disability and the level of benefits for injured workers with permanent disability. In addition, there are renewed discussions in California around integrating workers' compensation and group health benefits into "24-hour" coverage. We cannot currently predict if substantial changes will occur.

  Reinsurance Segment

        In 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts. As of December 31, 2006, all of these assumed reinsurance contracts had fully expired, although we will be paying our assumed reinsurance claims for several years. The results of the reinsurance segment will continue to be included in the results of continuing operations, primarily consisting of any changes to loss reserve estimates.

        Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a portion of the risk. In the more recent years before our exit from the assumed reinsurance business, our focus was primarily on assuming worldwide property losses from catastrophes and large property risks. In the insurance industry, catastrophes are events such as tornadoes, hurricanes and earthquakes that cause widespread damage. Insurance and reinsurance companies purchase catastrophe reinsurance to protect themselves from the aggregation of losses caused by a large number of claims from policies written in the impacted geographical area. Contract language in catastrophe reinsurance contracts defines which perils will or will not be covered by the reinsurer and certain events such as acts of terrorism or flooding may not be covered, depending upon the terms of the contract.

        The income or loss and the combined ratio of the reinsurance segment fluctuated significantly depending upon the incidence or absence of large catastrophe losses. Consequently, the results of our reinsurance business should be evaluated over the long-term. Since its inception in 1985, the combined ratio of our reinsurance segment through December 31, 2007 was 111.4% on $829.5 million of net premiums earned. Loss reserves at December 31, 2007 in our reinsurance segment were $62.6 million, or 5.6% of consolidated net loss reserves compared to $106.1 million, or 8.1% of consolidated net loss reserves at December 31, 2006.

        Estimating catastrophe losses in the reinsurance business is highly dependent upon the nature and timing of the event and our ability to obtain timely and accurate information with which to estimate our liability to pay losses. Estimates of the impact of catastrophes on the reinsurance segment are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon the reinterpretation of existing information.

        In both 2007 and 2006, we recognized additional estimated losses attributable to the 2005 hurricanes of $3.0 million ($2.0 million after tax) and $19.9 million ($12.9 million after tax), respectively. In 2005, we recognized catastrophe losses of $69.2 million ($45.0 million after tax), net of additional premiums earned from reinstatement premiums, attributable to Hurricanes Katrina, Rita, and Wilma.

        In addition to property reinsurance we also wrote liability reinsurance from 1985 through approximately 2001 including general business liability, directors' and officers' liability and excess or umbrella coverage. Liability reinsurance constituted about 17% and 3% of our total earned reinsurance premiums in the ten years and three years ended December 31, 2007, respectively.

  Investments Segment

        Our investments department invests the funds made available by our capital and the net cash flows from operations. The objective of our investments segment is to provide a stable source of investment income over the long-term and realized gains on investments, primarily from investments in fixed maturity securities, consistent with policy guidelines and taking into consideration state regulatory restrictions on investments in our insurance subsidiaries. We manage our investment portfolio ourselves and do not rely on external investment managers. The allocation of the portfolio among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. As of December 31, 2007, we did not have any sub-prime mortgages, derivative securities or other credit-enhancement exposures. Our mortgage securities are limited to those guaranteed by the U. S. Government. At December 31, 2007, our consolidated investment portfolio consisted primarily of high-quality bonds and short-term investments, supplemented by a small portfolio of preferred and common stocks. The portfolio of bonds primarily includes U.S. Government securities, mortgage-backed securities issued by the Government National Mortgage Association, municipal bonds and corporate bonds diversified to produce a reasonable balance of risk and investment income. The average credit quality of our municipal bond portfolio at December 31, 2007 is Aa1 (Aa3 based on underlying issuers' ratings). We do not expect a material impact to our financial condition relating to the financial condition of the monoline bond insurers. Of the fixed maturity portfolio, including short-term investments, 94% of the investments were rated investment grade at December 31, 2007 and 93% at December 31, 2006. At December 31, 2007, $0.7 billion of the investment portfolio was in fixed maturities of two years or less.

        Income from operations of the investments segment includes investment income and realized gains and losses on investments. We do not allocate investment income to the results of our workers' compensation and reinsurance segments.

        Investment income has increased year over year in each of the three years ended December 31, 2007, and is a function of increases in our investment portfolio in 2006 and 2005, higher interest rates during 2007 and 2006 and a $7.3 million cash dividend, before tax, received in 2007 from a common stock investment.

        At December 31, 2007, 88% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale. Stockholders' equity will fluctuate with changes in the fair values of available-for-sale securities. Stockholders' equity increased by $7.0 million after deferred taxes from December 31, 2006 to December 31, 2007 as a result of changes in the fair values of fixed maturity investments classified as available-for-sale.

        From time to time, we also make investments in limited partnerships and real estate joint ventures. The limited partnerships make long-term strategic investments in corporations, many of which are not publicly traded, with a view toward ultimately exiting the investment position, sometimes after many years. We are not currently active in any real estate joint ventures.

  Parent Segment

        The parent segment represents the holding company activities of Zenith National, which owns, directly or indirectly, all of the capital stock of its insurance and non-insurance subsidiaries. The results of the parent segment reflect the operating expenses incurred in the holding company activities, such as stock exchange listing and other licensing fees; directors' fees; and legal, auditing and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing and refinancing activities is also a part of the parent segment loss, including costs in 2005 associated with the conversion of certain of the convertible notes as described in Note 9 — "Debt" of our Consolidated Financial Statements in our 2007 Annual Report to Stockholders, and is hereby incorporated by reference.

  Discontinued Real Estate Segment

        In 2002, we sold our home-building business and related real estate assets to MTH-Homes Nevada, Inc. ("MTH Nevada"), a subsidiary of Meritage Corporation.

        In addition to the consideration received in 2002, we were entitled to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, 2004 and 2005. In 2005, the last payment under the earn-out provision of the sale agreement was received, resulting in a gain of $1.9 million ($1.3 million after tax).

Losses and Loss Adjustment Expense Reserves, Claims and Loss Developments

        Accounting for the workers' compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses as of the balance sheet date ("loss reserves"). Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability. Loss reserve estimates represent a significant risk to the business which we attempt to mitigate by continually reviewing loss cost trends, attempting to set our premium rates to adequately cover anticipated costs and by professionally managing our claims servicing organization. We endeavor to minimize the estimation risk by performing a comprehensive review of our loss reserves every quarter. Estimating loss reserves is an uncertain and complex process which involves a combination of actuarial techniques and management judgment to establish the most reasonably accurate estimate of loss reserves based on the most recent relevant data. Because we have a long history in the workers' compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates. No assurance can be given whether the ultimate liability for unpaid losses will be more or less than our current estimates.

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

        Additional information regarding loss reserve estimates and loss reserve development is set forth under "Loss Reserves" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2007 Annual Report to Stockholders and is hereby incorporated by reference.

        Reference is made to the table setting forth the reconciliation of changes in the liabilities for losses and loss adjustment expenses included in Note 8 — "Unpaid Losses and Loss Adjustment Expenses" of our Consolidated Financial Statements in our 2007 Annual Report to Stockholders, which is hereby incorporated by reference.

        The following table shows the subsequent development of our liability for unpaid losses and loss adjustment expenses based on the original estimate in accordance with GAAP at December 31 of each year presented.

(Dollars in thousands)	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997

Liability for unpaid losses and loss adjustment expenses, net	$1,126,808	$1,301,076	$1,459,797	$1,212,032	$990,877	$825,869	$742,678	$634,172	$605,250	$708,684	$525,601

Paid, net (cumulative) as of:
One year later		310,470	349,910	308,179	298,664	281,043	239,098	243,506	235,968	271,019	195,596
Two years later			554,330	479,465	484,077	470,663	431,015	370,100	384,011	414,432	284,080
Three years later				591,279	593,334	590,107	543,067	452,727	457,717	500,672	338,530
Four years later					670,789	661,999	617,567	517,173	509,915	546,076	378,536
Five years later						717,472	664,244	563,998	550,698	582,092	400,853
Six years later							702,550	595,706	582,425	609,369	419,684
Seven years later								621,362	604,446	630,263	436,585
Eight years later									622,387	645,272	450,490
Nine years later										659,091	461,079
Ten years later											472,222

Liability, net re-estimated as of:
One year later		1,191,275	1,318,475	1,185,132	1,004,243	840,084	771,846	638,519	636,130	753,508	514,234
Two years later			1,253,674	1,149,288	1,053,834	905,542	802,822	651,266	635,750	753,511	511,343
Three years later				1,116,111	1,066,366	983,004	845,662	670,797	638,920	740,559	503,684
Four years later					1,068,342	999,090	907,177	703,470	650,849	751,546	516,426
Five years later						1,017,732	917,474	758,129	673,928	752,039	526,524
Six years later							934,390	765,019	723,829	778,543	525,632
Seven years later								776,861	731,454	818,529	549,836
Eight years later									737,403	825,020	579,567
Nine years later										828,560	583,038
Ten years later											588,230

Favorable (unfavorable) development, net		109,801	206,123	95,921	(77,465)	(191,863)	(191,712)	(142,689)	(132,153)	(119,876)	(62,629)
Net liability — December 31,	1,126,808	1,301,076	1,459,797	1,212,032	990,877	825,869	742,678	634,172	605,250	708,684	525,601
Receivable from reinsurers and state trust funds for unpaid losses	326,562	221,204	243,648	270,287	229,872	215,663	204,144	243,711	275,679	288,963	87,665

Gross liability — December 31,	1,453,370	1,522,280	1,703,445	1,482,319	1,220,749	1,041,532	946,822	877,883	880,929	997,647	613,266
Re-estimated liability, net		1,191,275	1,253,674	1,116,111	1,068,342	1,017,732	934,390	776,861	737,403	828,560	588,230
Re-estimated receivable from reinsurers and state trust funds for unpaid losses		319,300	315,605	311,614	288,679	252,745	232,341	247,108	278,988	333,300	131,834

Re-estimated liability, gross		1,510,575	1,569,279	1,427,725	1,357,021	1,270,477	1,166,731	1,023,969	1,016,391	1,161,860	720,064
Favorable (unfavorable) development, gross		11,705	134,166	54,594	(136,272)	(228,945)	(219,909)	(146,086)	(135,462)	(164,213)	(106,798)

        The accounting policies used to estimate the liabilities in the preceding table are described in Note 2 — "Summary of Accounting Policies" of our Consolidated Financial Statements in our 2007 Annual Report to Stockholders, and are hereby incorporated by reference.

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

        The second section of the table shows revised estimates as of each subsequent calendar year of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments plus re-estimates of the remaining unpaid liabilities.

        The line labeled "Favorable (unfavorable) development, net" represents the aggregate change in the initial estimates from the original balance sheet date indicated through December 31, 2007. These amounts have been reported in earnings over time as a component of loss and loss adjustment expenses incurred. The favorable or adverse net development shown in each column should be viewed independently of the other columns because components of the development shown in recent years are also included as components of development in older years.

        The last line in the table on the previous page titled "Favorable (unfavorable) development, gross" includes $97.3 million of adverse development of the December 31, 2006 gross liability because in 2007 we incorporated industry-wide loss development factors in addition to using our own historical claims data to estimate our workers' compensation ceded loss reserves. This increase is fully offset by the increase in receivable from reinsurers as reflected in the line titled "Re-estimated receivable from reinsurers and state trust funds for unpaid losses." This adverse development on ceded losses is also included as a component of development in older years, as well as in the re-estimated receivable from reinsurers.

        The information in the table provides our historical track record of reserving accuracy for unpaid losses and loss adjustment expenses as of each calendar year-end presented. However, since conditions and trends that have affected losses and loss adjustment expense development in the past may not occur in the future in exactly the same manner, if at all, future results may not be reliably predicted by extrapolation of the data presented. We believe our loss reserve estimates are adequate as of the end of 2007. However, due to the inherent uncertainties underlying our loss reserve estimates, and as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, or they may prove to exceed the ultimate amount of our actual losses.

        Net development of loss reserves shown in the table above includes the following:

  •
  Favorable development of our loss reserves recorded as of December 31, 2004 through 2006 resulted from re-estimation of loss reserves following the 2003 and 2004 legislative reforms in California and the 2003 legislative reforms in Florida, because with the passage of time and as more claims for these years have been paid, our reserve estimates for these years have proven to be redundant. Such favorable development was offset in part, by unfavorable development of assumed reinsurance reserves related to the 2005 hurricanes.

  •
  Unfavorable development of our loss reserves recorded as of December 31, 1997 through 2003 is principally attributable to a reallocation of our workers' compensation loss reserves to older accident years in 2005 and 2004 to better reflect the paid claim cost inflation trends of these older accident years.

  •
  Unfavorable development of our loss reserves at December 31, 1999 and 2001 includes additional estimates of $34.0 million on the 1998 and 1999 catastrophe losses in our reinsurance business.

        In addition, the following significant transactions occurred during the period covered by the unpaid losses and loss adjustment table:

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

Reinsurance Ceded

  Excess of loss reinsurance

        In accordance with general insurance industry practices, we purchase excess of loss reinsurance to protect us against the impact of large, irregularly-occurring losses in the workers' compensation segment. Such reinsurance reduces the magnitude of the impact of such losses on net income and the capital of Zenith Insurance. We maintain excess of loss and catastrophe reinsurance which provides protection for workers' compensation losses in excess of an established retention up to $150 million, with catastrophe losses arising out of California earthquakes up to $200 million. Effective May 1, 2007, we increased our retention of workers' compensation losses from $1.0 million to $5 million, with an annual aggregate limit of $25 million in the layer of $5 million in excess of the $5 million retention. We also retain 50% of any losses between $10 million and $20 million.

        Swiss Reinsurance America Corporation ("Swiss Re") provides the reinsurance protection of $5 million, per occurrence, for workers' compensation losses in excess of a $5 million retention, with an annual aggregate limit of $25 million in the layer in excess of the $5 million retention. The principal companies providing the current coverage between $10 million and $200 million are Arch Reinsurance Company, Odyssey America Reinsurance Corporation, Swiss Re, Transatlantic Reinsurance Company, Axis Specialty Limited, ACE Tempest Reinsurance Limited, ACE Property and Casualty Insurance Company, Endurance Specialty Insurance LTD, Hanover Reinsurance Company, Liberty Mutual Insurance Company, Aspen Insurance UK LTD, Platinum Underwriters Bermuda, LTD, Catlin Insurance Company, Allied World Assurance Company LTD and various Lloyd's syndicates.

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

        We have purchased reinsurance protection for domestic acts of terrorism up to $150 million in excess of a $5 million retention and we retain 50% of any losses between $10 million and $20 million. The reinsurance protection for foreign acts of terrorism is up to $75 million in excess of a $5 million retention and we retain 50% of any losses between $10 million and $20 million. Coverage for nuclear, biological and chemical attacks is limited to 100% of any losses between $10 million and $30 million.

        In 2007, the Terrorism Risk Insurance Act of 2002 ("TRIA"), was extended through December 31, 2014. TRIA, as modified in 2007, may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The U.S. Treasury Secretary must certify an act for it to constitute an act of terrorism. Effective January 1, 2008, the definition of terrorism includes domestic acts of terrorism and continues to exclude acts of terrorism committed in the course of a war declared by the U.S. Congress. The losses arising from an act of terrorism must exceed $100 million to qualify for reimbursement under TRIA. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100 billion in any year. Each insurance company is responsible for a deductible based on 20% of its direct premiums earned in the previous calendar year. Our deductible is $151.4 million for a covered loss occurring in 2008. For losses in excess of the deductible, the U.S. Federal Government will reimburse 85% of the insurer's loss, up to the insurer's proportionate share of the $100 billion aggregate limit.

        Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by TRIA, the risk of severe losses to us from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. Also, an act of terrorism may impact the business community at large, impacting our ability to conduct business, even if any losses we sustain are covered by our reinsurance or any protection provided by TRIA. Accordingly, any acts of terrorism could materially adversely affect our business and financial condition.

        In our workers' compensation business, we monitor the geographical concentrations of insured employees to help mitigate the risk of loss from terrorist acts and other catastrophes. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations.

  Other reinsurance ceded

        We are involved in collecting reinsurance recoverable under reinsurance contracts that were entered into by companies that we acquired and whose reinsurance arrangements we terminated. Our reinsurance recoverable at December 31, 2007 includes $27.9 million for paid and unpaid losses relating to reinsurance arrangements we assumed in the RISCORP Acquisition. The principal reinsurers from which such reinsurance is recoverable are American Re-Insurance Company, Continental Casualty Co. and Swiss Reinsurance Company. Also, in connection with the RISCORP Acquisition, we entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid losses and allocated loss adjustment expenses we assumed from RISCORP at April 1, 1998 up to $50.0 million in excess of $182.0 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by assets in a trust account.

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

        Amounts recoverable (including amounts for paid and unpaid losses and reinsurance commissions) at December 31, 2007 were as follows:

(Dollars in thousands) Name of Reinsurer	Amount Recoverable (1)	A.M. Best Rating (2)

Swiss Reinsurance America Corporation	$171,417	A+
General Reinsurance Corporation	93,137	A++
Odyssey America Reinsurance Corporation	21,779	A
Continental Casualty Company	20,010	A
Inter-Ocean Reinsurance Company (3)	14,554	NR
Munich Reinsurance America	3,796	A+
Clearwater Insurance Company	1,988	A
National Union Fire Insurance Company of Pittsburgh	1,919	A+
Arrowood Indemnity Company	1,832	NR
All Others (74 Reinsurers, none individually in excess of $1.5 million)	9,678

Total	$340,110

(1)
Under insurance regulations in the State of California, reinsurers are required to place securities on deposit in an amount equal to the California component of our reinsured workers' compensation loss reserves, which represents about 58% of our reinsured loss reserves.

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

  Intercompany reinsurance pooling agreement

        Our insurance subsidiaries are parties to an intercompany pooling agreement for statutory reporting purposes. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and the aggregate results are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2007, the proportions of the pooling agreement were as follows: Zenith Insurance — 98% and ZNAT Insurance — 2.0%. Transactions pursuant to the pooling agreement are eliminated in consolidation and have no impact on our consolidated financial statements.

Marketing and Staff

        The business in the workers' compensation segment is produced by approximately 1,500 independent licensed insurance agents throughout all states in which we conduct business.

        Applications for insurance submitted by all agents are evaluated by our underwriters based upon numerous factors, including underwriting criteria and standards, geographic areas of underwriting concentration, actuarial judgments of premium rate adequacy, economic considerations and review of known data on the particular risk. We retain all authority over underwriting, claims processing, safety engineering and auditing and do not delegate any such authority to our agents.

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

        Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting practices, and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The statutory financial statements of our insurance subsidiaries are subject to periodic examination by the California DOI. The California DOI completed an examination of the statutory financial statements of Zenith Insurance and ZNAT Insurance as of December 31, 2005 and the Report of Examination contained no findings.

  The National Association of Insurance Commissioners

        The National Association of Insurance Commissioners (the "NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines ("Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting practices by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The California DOI requires us to follow such statutory accounting practices and, in addition, they require that we record excess statutory reserves, if applicable, through December 31, 2007. The excess statutory reserve formula established a 65% loss and loss adjustment expense ratio for the current and prior two years. Effective January 1, 2008, the excess statutory reserves are no longer required under California law.

        Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These "risk-based capital" ("RBC") requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2007, our statutory capital of $451.1 million was 507% of such minimum. Statutory capital at December 31, 2007 has been reduced by $582.1 million for the excess statutory reserves required solely because we are domiciled in California (see Note 13 "Stockholders' Equity And Statutory Information" of our Consolidated Financial Statements in our 2007 Annual Report to Stockholders, which is hereby incorporated by reference). Excluding this excess statutory reserve (which has been eliminated under California law effective January 1, 2008), our statutory capital at

December 31, 2007 would be $1.0 billion, which is 1,160% of regulatory risk-based capital and on a comparable basis to the methodology used by other insurers who are subject to industry rules promulgated by the NAIC, and also on the basis that our statutory capital will be determined beginning in 2008.

        The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2007 IRIS results for Zenith Insurance showed two ratios outside the "normal" range as determined by the NAIC. These results were attributable to the 2007 decrease in the statutory policyholders' surplus caused by the excess statutory reserve which has been eliminated effective January 1, 2008 as discussed above.

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

ITEM 1A. Risk Factors.

        Our business is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. The more significant risks and uncertainties are described below.

Our loss reserves are based on estimates and may be inadequate to cover our losses.

        We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates could be material and could have a material adverse effect on our results of operations and financial condition during the period the changes are made.

        Our loss reserve estimates are based on estimates of the ultimate cost of claims. Several factors contribute to the uncertainty in establishing these estimates including the length of time required to settle long-term, expensive cases, uncertainties in the long-term outcome of 2003 and 2004 legislative reforms in California and 2003 legislative reforms in Florida, and the fact that in certain of the years prior to reforms our loss reserves proved to be inadequate. Judgment is required to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. A key assumption in the estimation process for workers' compensation reserves is the claim cost inflation (deflation) trend, including the increasing costs of health care, which affects the medical component of claim costs, legislative reforms to the workers' compensation system and the number of expensive claims relative to the total number of claims in a year. The weakening economy is an emerging risk and we do not know how it may affect our business and our open claims, if at all. If there are increases in inflation trends, our reserves may need to be increased.

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

If we are unable to obtain or collect on ceded reinsurance, our ability to write new policies, as well as our financial condition, could be materially adversely affected.

        We buy reinsurance protection in our workers' compensation business to protect us from the impact of losses over $5 million and from the accumulation of losses up to $150 million and, in the event of a California earthquake, up to $200 million. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss and could materially, adversely affect our business and financial condition.

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

        We purchased reinsurance protection for domestic acts of terrorism up to $150 million in excess of a $5 million retention and we retain 50% of any losses between $10 million and $20 million. The reinsurance protection for foreign acts of terrorism is up to $75 million in excess of a $5 million retention and we retain 50% of any losses between $10 million and $20 million. Coverage for nuclear, biological and chemical attacks is limited to 100% of any losses between $10 million and $30 million.

        In 2007, the Terrorism Risk Insurance Act of 2002 ("TRIA"), was extended through December 31, 2014. TRIA, as modified in 2007, may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The U.S. Treasury Secretary must certify an act for it to constitute an act of terrorism. Effective January 1, 2008, the definition of terrorism includes domestic acts of terrorism and continues to exclude acts of terrorism committed in the course of a war declared by the U.S. Congress. The losses arising from an act of terrorism must exceed $100 million to qualify for reimbursement under TRIA. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100 billion in any year. Each insurance company is responsible for a deductible based on 20% of its direct premiums earned in the previous calendar year. Our deductible is $151.4 million for a covered loss occurring in 2008. For losses in excess of the deductible, the U.S. Federal Government will reimburse 85% of the insurer's loss, up to the insurer's proportionate share of the $100 billion aggregate limit.

        Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by TRIA, the risk of severe losses to us from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. Also, an act of terrorism may impact the business community at large, impacting our ability to conduct business, even if any insurance losses we sustain are covered by our reinsurance or any protection provided by TRIA. Accordingly, any acts of terrorism could materially adversely affect our business and financial condition.

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

        This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might desire to maintain our profitability. In addition, we may be unable to maintain all required approvals or comply fully with applicable laws and regulations, or the relevant governmental authority's interpretation of such laws and regulations.

A downgrade in the financial strength rating of our insurance subsidiaries could reduce the amount of business we are able to write.

        Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries currently have a financial strength rating of A (Excellent) from A.M. Best, which we believe has the most influence on our business. The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Our competitive position relative to other companies is determined in part by our financial strength rating. A reduction in our A.M. Best rating, or a downgrading by one of the other rating agencies, could impact the amount of business we could write in our workers' compensation segment.

Intense competition could adversely affect our ability to sell policies at premium rates we deem adequate.

        In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation business, we compete with regional and national insurance companies and state-sponsored insurance funds as well as potential insureds that have decided to self-insure. Some of our competitors have greater financial, marketing and management resources than we have. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in states such as Florida, where premium rates for workers' compensation insurance are determined by regulation, we establish our prices for our workers' compensation policies based on the work of our actuaries, using our own data and our best judgment about loss cost trends. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices below levels we deem to be adequate to maintain our goal of achieving underwriting profits and out-performing the industry. As a result, our profitability during those times may decrease.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

        Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. Our fixed income portfolio is affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity markets, and, consequently, the value of the equity securities we own. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of companies in which we have invested, decreased dividend payment rates or general market conditions, could have an adverse effect on our net income and, as a result, on our stockholders' equity and our policyholders' surplus.

        The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in our stockholders' equity.

        Our investment strategy attempts to manage interest rate and credit risk. We primarily invest in high quality debt securities and our largest holdings are cash and short-term U. S. Government securities. We do not currently have any sub-prime mortgages, derivative securities or other credit-enhancement exposures. Due to the average credit quality of our municipal bond portfolio based on the underlying issuers' ratings, we do not expect a material impact to our financial condition relating to the financial condition of the monoline bond insurers. We invest a small portion of our portfolio in below investment-grade securities. The risk of default by borrowers that issue below investment-grade securities is significantly greater than other borrowers because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession. In addition, these securities are generally unsecured and often subordinated to other debt. The risk that we may not be able to recover our investments in below investment-grade securities is higher than with investment-grade securities.

Our geographic concentration ties our performance to the business, economic, natural perils and regulatory conditions in California and Florida.

        Our business is concentrated in California (55.1% of 2007 workers' compensation net earned premiums) and in Florida (26.1% of 2007 workers' compensation net earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. For example, regulatory changes in California in the early 1990's created intense price competition in our workers' compensation business from about 1995 to 1999, during which time our overall profitability experienced significant declines. In addition, California and Florida are states that are exposed to severe natural perils, such as earthquakes and hurricanes, along with the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states. The California and Florida economies are affected by the sub-prime and real estate issues which could then affect the total payroll levels of our customers. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

        We purchased excess of loss and catastrophe reinsurance protection up to $150 million in excess of a $5 million retention with catastrophe reinsurance protection for losses arising out of a California earthquake up to $200 million. We retain 50% of any losses between $10 million and $20 million. The risk of loss from catastrophes has not been eliminated because events may exceed the capacity of our reinsurance protection.

We rely on independent insurance agents.

        The failure or inability of independent insurance agencies to market our insurance programs successfully could have a material adverse effect on our business, financial condition and results of operations. The business in our workers' compensation segment is produced by approximately 1,500 licensed insurance agents. Agents are not obligated to promote our insurance programs and may sell competitors' insurance programs. As a result, our business depends in part on the marketing efforts of these agents and on our ability to offer insurance programs and services that meet the requirements of their clients and customers.

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

Our ability to write business, service our customers and meet certain regulatory requirements could be adversely affected if our information systems are rendered inoperable.

        Our business operations are increasingly dependent on technology-enabled systems and processes. In addition, the capture, storage and use of customer and proprietary company data and information are essential to our ongoing operations. Our information systems interface with various third-party systems for the purpose of exchanging information and complying with an ever-increasing number of electronic regulatory requirements.

        We have implemented business recovery plans and have redundant systems, which we test on a frequent basis. However, there are certain events outside of our control that could render our systems inoperable such that we would be unable to service our agents, insureds and injured workers or meet certain regulatory requirements. If such an event were to occur and our systems were unable to be restored within a reasonable timeframe, our results of operations and financial condition could be adversely affected.

        Examples of these events include, but are not limited to, catastrophic and wide-spread outages, "cyber or terrorist attacks" that destroy our information or systems and the loss of a number of key IT personnel or vendors.

Litigation may have an adverse effect on our business.

        We are involved in various litigation proceedings that arise in the ordinary course of our business. Disputes adjudicated in the workers' compensation administrative systems may be appealed to review boards or civil courts, depending on the issues and local jurisdictions involved. From time to time plaintiffs also sue us on theories falling outside of the exclusive jurisdiction and remedies of the workers' compensation claims adjudication systems. Certain of these legal proceedings seek injunctive relief or substantial monetary damages, including claims for punitive damages, that may not be covered by our third party reinsurance agreements. Historically the Company has not experienced any material exposure or damages from any of these legal proceedings. In addition, in the opinion of management, after consultation with legal counsel, all of our currently outstanding litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

ITEM 1B. Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        We own a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National and its subsidiaries. We also own a 120,000 square foot branch office facility in Sarasota, Florida. In the regular conduct of business, we lease offices in various cities. See Notes to Consolidated Financial Statements — Note 11 — "Commitments and Contingencies — Leases" in our 2007 Annual Report to Stockholders, which is hereby incorporated by reference. We consider our owned and leased facilities to be adequate for the needs of our organization.

ITEM 3. Legal Proceedings.

        We are involved in various litigation proceedings that arise in the ordinary course of our business. Disputes adjudicated in the workers' compensation administrative systems may be appealed to review boards or civil courts, depending on the issues and local jurisdictions involved. From time to time plaintiffs also sue us on theories falling outside of the exclusive jurisdiction and remedies of the workers' compensation claims adjudication systems. Certain of these legal proceedings seek injunctive relief or substantial monetary damages, including claims for punitive damages, that may not be covered by our third party reinsurance agreements. Historically the Company has not experienced any material exposure or damages from any of these legal proceedings. In addition, in the opinion of management, after consultation with legal counsel, all of our currently outstanding litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Quarter	2007	2006
First:
High	$50.94	$55.30
Low	45.02	45.11
Second:
High	51.44	48.90
Low	45.89	37.93
Third:
High	49.56	41.73
Low	38.80	36.14
Fourth:
High	46.98	47.91
Low	37.90	39.13

        As of January 31, 2008, there were 222 registered holders of record of our common stock.

        The table below sets forth information with respect to the amount and frequency of dividends declared on our Common Stock. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board	Type and Amount of Dividend		Record Date for Payment	Payment Date
December 6, 2007	Regular	$0.50 cash per share	January 31, 2008	February 14, 2008
December 6, 2007	Extra	$1.00 cash per share	December 17, 2007	December 21, 2007
September 12, 2007	Regular	$0.50 cash per share	October 31, 2007	November 15, 2007
May 24, 2007	Regular	$0.42 cash per share	July 31, 2007	August 14, 2007
February 16, 2007	Regular	$0.42 cash per share	April 27, 2007	May 11, 2007
December 7, 2006	Regular	$0.35 cash per share	January 31, 2007	February 14, 2007
September 13, 2006	Regular	$0.35 cash per share	October 31, 2006	November 15, 2006
May 24, 2006	Regular	$0.28 cash per share	July 28, 2006	August 11, 2006
February 7, 2006	Regular	$0.28 cash per share	April 28, 2006	May 12, 2006

        The Holding Company Act limits the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance to pay dividends to Zenith Insurance, by providing that the California DOI must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. Such restrictions on dividends are not cumulative. Zenith Insurance paid $115.0 million, $50.0 million, and $30.0 million in dividends to Zenith National in 2007, 2006, and 2005, respectively. In 2008, Zenith Insurance will be able to pay up to $122.1 million of dividends to Zenith National without prior approval of the California DOI. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

ITEM 6. Selected Financial Data.

        "5-Year Summary of Selected Financial Information" in Zenith's 2007 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

        "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" in Zenith's 2007 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

        "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Market Risk of Financial Instruments" in Zenith's 2007 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Notes thereto included in Zenith's 2007 Annual Report to Stockholders is hereby incorporated by reference.

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

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting.

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, Zenith's internal control over financial reporting.

ITEM 9B. Other Information.

        None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

        The information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee," and "Code of Ethics for Senior Financial Officers" in the Proxy Statement distributed to stockholders in connection with Zenith's 2008 Annual Meeting of Stockholders ("Proxy Statement"), which we will file after the date this Annual Report on Form 10-K is filed, is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Position	Term	Executive Officer Since
Stanley R. Zax	70	Chairman of the Board and President of Zenith National; Chairman of the Board of Zenith Insurance	Annual	1977
Michael E. Jansen	41	Executive Vice President and General Counsel of Zenith National and Zenith Insurance	Annual	2006
Robert E. Meyer	58	Senior Vice President of Zenith National; Executive Vice President and Chief Actuary of Zenith Insurance	Annual	2000
Jack D. Miller	62	Executive Vice President of Zenith National; President of Zenith Insurance	Annual	1998
Davidson M. Pattiz	40	Executive Vice President of Zenith National and Zenith Insurance	Annual	2006
Keith E. Trotman	70	Executive Vice President of Zenith National and Zenith Insurance	Annual	2005
Kari L. Van Gundy	50	Senior Vice President, Chief Financial Officer, and Treasurer of Zenith National; Executive Vice President, Chief Financial Officer and Treasurer of Zenith Insurance Company	Annual	2006

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

        Mr. Pattiz was designated an Executive Officer in February 2006. For more than five years prior to his employment with Zenith, Mr. Pattiz was an attorney at the firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Ms. Van Gundy was named Chief Financial Officer in August 2006. She rejoined Zenith as Senior Vice President, Finance in July 2006 and was designated an executive officer at that time. From October 2002 to July 2006, she was Vice President and Treasurer for GenCorp Inc. From May 1988 to September 2002, Ms. Van Gundy was employed by Zenith in various executive positions.

        There are no family relationships between any of the executive officers.

ITEM 11. Executive Compensation.

        The information under the captions: "Executive Compensation," "Compensation Discussion and Analysis for 2007," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table (2006 and 2007)," "Grants of Plan-Based Awards in 2007," "Outstanding Equity Awards at 2007 Year-End," "Option Exercises and Stock Vested in 2007," "Early Termination of Employment and Change in Control Arrangements," "Director Compensation," and "2007 Director Compensation Table" in the Proxy Statement is hereby incorporated by reference.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

        The information under the captions "Independence of Directors" and "Related Person Transactions Approval Policy And Procedures" in the Proxy Statement is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services.

        The information set forth under the caption "Information Relating to Independent Auditors and Their Fees" in the Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

        (a)   The following documents are filed as part of this report:

    1.
    Financial Statements:

      Report of Independent Registered Public Accounting Firm incorporated herein by reference from Zenith's 2007 Annual Report to Stockholders.

      Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2007 Annual Report to Stockholders in ITEM 8 of Part II:

        Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

          Consolidated Balance Sheets as of December 31, 2007 and 2006

          Consolidated Statements of Operations for the three years ended December 31, 2007

          Consolidated Statements of Cash Flows for the three years ended December 31, 2007

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2007

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 2007

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

4.3
Certificate of Amendment to Certificate of Trust of Zenith National Insurance Capital Trust I, dated August 1, 2006. (Incorporated by reference to Exhibit 4.3 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2006.)
4.4
Indenture, dated March 21, 2003, by and between Zenith National Insurance Corp. and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated herein by reference to Exhibit 99.2 to Zenith's Current Report on Form 8-K dated March 21, 2003.)
*10.1
Zenith National Insurance Corp. 2004 Restricted Stock Plan (as amended and restated May 24, 2006). (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K filed on May 26, 2006.)
*10.2
Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
*10.3
Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Employees. (Incorporated herein by reference to Exhibit 10.6 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
*10.5
Employment Agreement dated January 23, 2006 between Zenith National Insurance Corp. and Michael E. Jansen. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on January 24, 2006.)
*10.6
Employment Agreement, dated October 12, 2004, between Zenith National Insurance Corp. and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.7
Employment Agreement, dated October 12, 2004, between Zenith National Insurance Corp. and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Report on Form 8-K dated October 12, 2004.)
*10.8
Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davison Pattiz. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on February 9, 2006.)
*10.9
Amendment No. 1 dated February 9, 2006 to Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davidson Pattiz. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K filed on February 9, 2006.)
*10.10
Employment Agreement dated May 24, 2006 between Zenith National Insurance Corp. and Kari L. Van Gundy. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on May 26, 2006.)
*10.11
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

*10.12
Establishment by the Compensation Committee of an annual base salary of $550,000 for Keith E. Trotman, effective January 1, 2007. (The information in Item 5.02 of Zenith's Current Report on Form 8-K filed December 11, 2006 is incorporated herein by reference.)
*10.13
Amended and Restated Employment Agreement, executed March 13, 2001, between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.18 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2000.)
*10.14
Amendment No. 1 to the Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K dated October 12, 2004.)
*10.15
Establishment by the Compensation Committee of an annual base salary of $2,500,000 for Stanley R. Zax, effective January 1, 2008. (The information in Item 5.02 of Zenith's Current Report on Form 8-K filed December 12, 2007 is incorporated herein by reference.)
*10.16
Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
*10.17
Zenith National Insurance Corp.'s revised policy on non-business use of the company-owned aircraft by executive officers and imputation of income therefore. (The information under the caption "Company-Owned Aircraft Usage Policy" in Item 1.01 of Zenith's Current Report on Form 8-K filed on May 26, 2006 is incorporated herein by reference.)
*10.18
Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.38 to Zenith's Registration Statement on Form S-1 filed July 18, 2003.)
*10.19
Amendment No. 1 to Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan dated May 20, 2003. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K dated December 3, 2004.)
*10.20
2003 Non-Employee Director Deferred Compensation Plan, Form of Deferred Compensation Agreement. (Incorporated herein by reference to Exhibit 10.42 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2004.)
*10.21	Compensation of Non-Employee Directors (updated February 2006). (Incorporated herein by reference to Exhibit 10.4 to Zenith's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2006.)
10.22
Workers' Compensation and Employers' Liability Reinsurance Agreement between Zenith Insurance Company and Employers Reinsurance Corporation, effective January 1, 1986. (Incorporated herein by reference to Exhibit 10.14 to Zenith's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.23
Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company dated as of July 1, 2002. (Incorporated herein by reference to Exhibit 10.21 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.24
Amendment No. 4 to the Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement of July 1, 2002, between Employers Reinsurance Corporation and Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Incorporated herein by reference to Exhibit 10.9 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)
10.25
Workers' Compensation Quota Share Reinsurance Agreement between Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company (collectively, as cedant) and Odyssey America Reinsurance Corporation (as Reinsurer) dated December 28, 2001. (Incorporated herein by reference to Exhibit 10.36 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.26
Credit Agreement, dated as of February 16, 2007, between Zenith National Insurance Corp., and Bank of America, N.A.. (Incorporated by reference to Exhibit 10.39 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2006.)
10.27
Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
11
Statement recomputation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 14 —"Earnings and Dividends Per Share" in Zenith's 2007 Annual Report to Stockholders.)
‡13
Zenith's Annual Report to Stockholders for the year ended December 31, 2007, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
‡21	Subsidiaries of the Registrant, a copy of which is filed herewith as Exhibit 21.
‡23.1	Consent of PricewaterhouseCoopers LLP, dated February 21, 2008. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
‡31.1	Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith as Exhibit 31.1.
‡31.2	Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith as Exhibit 31.2.
‡32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, a copy of which is filed herewith as Exhibit 32.

*
Management contract or compensatory plan or arrangement.

‡
Filed with this Annual Report on Form 10-K. (certain exhibits in electronic version only)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2008.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 21, 2008.

/s/ STANLEY R. ZAX Stanley R. Zax	Chairman of the Board and President (Principal Executive Officer)
/s/ MAX M. KAMPELMAN Max M. Kampelman	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ LEON E. PANETTA Leon E. Panetta	Director
/s/ CATHERINE B. REYNOLDS Catherine B. Reynolds	Director
/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director
/s/ WILLIAM S. SESSIONS William S. Sessions	Director
/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director
/s/ MICHAEL WM. ZAVIS Michael Wm. Zavis	Director
/s/ KARI L. VAN GUNDY Kari L. Van Gundy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Zenith National Insurance Corp. and Subsidiaries
Index to Financial Statements and Schedules

Page
Consent of Independent Registered Public Accounting Firm		F-1
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		F-2
Financial Statement Schedules
I	Summary of Investments — Other Than Investments in Related Parties	F-3
II	Condensed Financial Information of Registrant (Parent Company)	F-4
	Balance Sheets	F-4
	Statements of Operations	F-5
	Statements of Cash Flows	F-6
	Notes to Condensed Financial Information of Registrant	F-7
III	Supplemental Insurance Information	F-10
IV	Reinsurance	F-11
V	Valuation and Qualifying Accounts	F-11

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 33-22219, 333-115902, 333-134531 and 333-143511) of Zenith National Insurance Corp. of our report dated February 13, 2008 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the 2007 Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 13, 2008 relating to the financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Los Angeles, California
February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 13, 2008 appearing in the 2007 Annual Report to Stockholders of Zenith National Insurance Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
February 13, 2008

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

December 31, 2007

Column A	Column B	Column C	Column D
Type of investment	Cost (1)	Fair Value	Amount at Which Shown in the Balance Sheet (2)
	(Dollars in thousands)
Fixed maturity investments:
Bonds:
United States Government and government agencies and authorities	$298,538	$303,102	$299,534
States, municipalities and political subdivisions	145,691	146,315	146,657
Public utilities	57,066	57,781	57,781
Foreign governments	5,000	5,047	5,000
All other corporate bonds	1,094,182	1,093,644	1,093,330
Redeemable preferred stocks	5,600	4,946	4,946

Total fixed maturity investments	1,606,077	1,610,835	1,607,248
Equity investments:
Common stocks:
Banks, trust and insurance companies	23,801	20,433	20,433
Industrial, misc. and all other	36,175	56,986	56,986
Nonredeemable preferred stocks	250	250	250

Total equity investments	60,226	77,669	77,669
Short-term investments	485,914	485,914	485,914
Other investments	19,688	19,688	19,688

Total investments	$2,171,905	$2,194,106	$2,190,519

(1)
Original cost for equity investments. Original cost reduced by repayments and adjusted for amortization of premiums or accretion of discounts for fixed maturity investments.

(2)
Amount shown in the balance sheet may differ from cost or fair value for fixed maturity investments depending on the classification of the underlying investments in accordance with Statement of Financial Accounting Standards No. 115 — "Accounting for Investments in Certain Debt and Equity Securities."

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

BALANCE SHEETS

	December 31,
(Dollars and shares in thousands)	2007	2006
ASSETS:
Investments:
Short-term investments (at cost or amortized cost, which approximates fair value)	$83,532	$64,354
Fixed maturity investments, at fair value (amortized cost $4,848)		4,925

Total investments	83,532	69,279
Cash	104	120
Investment in subsidiaries	1,075,319	951,301
Other assets	17,121	17,256

Total assets	$1,176,076	$1,037,956

LIABILITIES:
Convertible senior notes payable	$1,135	$1,129
Subordinated debentures	77,127	77,117
Dividend payable to stockholders	18,780	13,075
Income tax payable		407
Other liabilities	5,677	5,508

Total liabilities	102,719	97,236

Commitments and contingencies (see Note 3)
STOCKHOLDERS EQUITY:
Preferred stock, $1 par 1,000 shares authorized; none issued or outstanding in 2007 and 2006
Common stock, $1 par 100,000 shares authorized; issued 44,802 in 2007 and 44,722 in 2006; outstanding 37,107 in 2007 and 37,027 in 2006	44,802	44,722
Additional paid-in capital	464,932	459,103
Retained earnings	718,175	590,715
Accumulated other comprehensive income	12,100	12,832

	1,240,009	1,107,372
Treasury stock, at cost (7,695 shares in 2007 and 2006)	(166,652)	(166,652)

Total stockholders' equity	1,073,357	940,720

Total liabilities and stockholders' equity	$1,176,076	$1,037,956

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Net investment income	$3,445	$3,028	$2,637
Realized gains on investments	259	117	2,206

Total revenues	3,704	3,145	4,843

Operating expenses	7,261	6,652	7,471
Interest expense	5,444	5,474	8,956
Payment regarding conversion of convertible senior notes			4,710

Total expenses	12,705	12,126	21,137

Loss from continuing operations after tax and before income tax benefit and equity in earnings of subsidiaries	(9,001)	(8,981)	(16,294)
Income tax benefit	(3,201)	(3,191)	(5,485)

Loss from continuing operations after tax and before equity in earnings of subsidiaries	(5,800)	(5,790)	(10,809)
Gain on sale of discontinued real estate segment, net of income tax expense of $675			1,253

Loss after tax and before equity in earnings of subsidiaries	(5,800)	(5,790)	(9,556)
Equity in earnings of subsidiaries	239,700	264,490	167,256

Net income	$233,900	$258,700	$157,700

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Investment income received	$1,720	$3,384	$2,918
Operating expenses paid	(1,831)	(403)	(4,692)
Interest paid	(5,392)	(5,432)	(10,299)
Income tax recovered (paid)	2,410	(267)	22,537
Cash paid regarding conversion of Convertible Notes			(4,710)

Net cash (used in) provided by operating activities	(3,093)	(2,718)	5,754

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale			(49,772)
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	4,987	38,918	37,165
Equity securities available-for-sale			1,639
Net (increase) decrease in short-term investments	(17,281)	(43,091)	9,664
Dividends received from Zenith Insurance	115,000	50,000	30,000
Proceeds from sale of discontinued real estate segment			1,928
Other, net	8	6	(398)

Net cash provided by investing activities	102,714	45,833	30,226

Cash flows from financing activities:
Cash dividends paid to common stockholders	(100,174)	(43,241)	(29,472)
Net proceeds from exercise of stock options	196	227	4,296
Purchase of treasury shares			(10,886)
Repurchase of redeemable securities		(500)
Excess tax benefit on stock-based compensation	341	273

Net cash used in financing activities	(99,637)	(43,241)	(36,062)

Net decrease in cash	(16)	(126)	(82)
Cash at beginning of year	120	246	328

Cash at end of year	$104	$120	$246

Reconciliation of net income to net cash flows (used in) provided by operating activities:
Net income	$233,900	$258,700	$157,700
Equity in income of subsidiaries	(239,700)	(264,490)	(167,256)
Gain on sale of discontinued real estate segment			(1,253)
(Decrease) increase in income tax payable	(791)	(3,458)	17,052
Other	3,498	6,530	(489)

Net cash (used in) provided by operating activities	$(3,093)	$(2,718)	$5,754

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

NOTE 1.    Investment In Subsidiaries

        Zenith National owns, directly or indirectly, 100% of the outstanding stock of Zenith Insurance Company ("Zenith Insurance"); ZNAT Insurance Company; Zenith of Nevada, Inc. (formerly, Perma-Bilt, a Nevada corporation ("Perma-Bilt")); and Zenith National Insurance Capital Trust I ("Trust"). These investments are included in the accompanying condensed financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2007 and 2006 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith National also owns $16.5 million of the Trust's 8.55% Capital Securities, which are included in other assets and interest earned thereon is recorded as an offset to interest expense.

        In 2002, we sold our home-building business and related real estate assets in Las Vegas, Nevada to MTH-Homes Nevada, Inc. ("MTH Nevada"), a wholly-owned subsidiary of Meritage Corporation. In addition to the consideration received in 2002, we were entitled to receive 10% of MTH Nevada's pre-tax net income, subject to certain adjustments, for each of the twelve-month periods ending September 30, 2003, 2004 and 2005. We recorded additional gains for all three twelve month periods, including $1.9 million ($1.3 million after tax) in 2005 upon receipt of the last payment under the earn-out of the sale agreement.

        We file a consolidated income tax return. Our equity in the income of our subsidiaries is net of a provision for income tax expense of $132.2 million, $145.3 million, and $87.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. We have a tax allocation agreement with our subsidiaries and the 2007, 2006, and 2005 condensed financial information of the parent company reflects Zenith National's portion of the consolidated tax.

NOTE 2.    Debt

        Convertible Senior Notes Payable.    On March 21, 2003, we issued $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 ("Convertible Notes") in a private placement, from which we received net proceeds of $120.0 million. In 2005, a total $123.8 million of aggregate principal amount of the Convertible Notes were converted into shares of our common stock. We paid $4.7 million in cash as an incentive for certain of these conversions.

        On January 31, 2008 we called the remaining $1.2 million of Convertible Notes for redemption on March 31, 2008, to be paid in cash at a price of $1,016.429 per $1,000.00 principal amount of each note, plus accrued interest. The holders of the Convertible Notes may, at their option, convert their notes into shares of our common stock at a conversion rate of 59.988 shares per $1,000 principal amount of notes at any time prior to 5:00 pm, New York City time, on March 27, 2008. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock. The maximum number of shares that could be issued upon conversion of the remaining Convertible Notes is approximately 69,000.

        Issue costs and discount of $5.0 million are being amortized using the effective interest method over the time from issuance to March 30, 2010, the first date that the holder of a Convertible Note could elect to have the notes repurchased by us. During the years ended December 31, 2007, 2006, and 2005, $0.1 million, $0.1 million, and $3.5 million, respectively, of interest, issue costs and discount were expensed.

        Subordinated Debentures.    At December 31, 2007 and 2006, we had $77.3 million aggregate principal amount of the 8.55% Subordinated Deferrable Interest Debentures due 2028 ("Subordinated Debentures") outstanding, all of which were held by the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by us for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by us at 100% of the principal amount of the Subordinated Debentures plus a "make-whole premium," if any, together with accrued and unpaid interest. The make-whole premium is the excess of the then present value of the remaining scheduled payments of principal and interest over 100% of the principal amount. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each of the years ended December 31, 2007, 2006, and 2005, $6.7 million of interest and issue costs were expensed. The Subordinated Debentures are subordinated to all other indebtedness of Zenith National.

Aggregate Maturities

        At December 31, 2007, the aggregate maturities for all of our long-term borrowings for each of the five years and thereafter were as follows:

(Dollars in thousands)	Convertible Notes	Subordinated Debentures	Total

Maturing In:
2008	$1,150		$1,150
2009
2010
2011
2012
Thereafter		$77,320	77,320

Total	$1,150	$77,320	$78,470

        The maturity of the remaining outstanding Convertible Notes is presented as being due in 2008 because we have called the Convertible Notes for redemption in the first quarter 2008.

        Bank Line of Credit.    At December 31, 2007, we had a $30.0 million revolving credit agreement with a bank with an expiration date of February 16, 2010. Interest is payable on any outstanding loans at either the bank's prime rate or a rate based on Eurodollar deposit rates plus a specified margin depending on our credit rating. This credit agreement contains covenants that require, among other things, that we maintain certain financial ratios, including a minimum amount of capital in our insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. We were in compliance with all of these covenants at December 31, 2007.

        There were no outstanding borrowings under the bank line of credit in 2007 and 2006. We currently do not anticipate the need to draw on our available line of credit because our current cash and available invested assets are sufficient for any foreseeable requirements.

NOTE 3.    Commitments and Contingencies

        Litigation.    We are involved in various litigation proceedings that arise in the ordinary course of our business. Disputes adjudicated in the workers' compensation administrative systems may be appealed to review boards or civil courts, depending on the issues and local jurisdictions involved. From time to time plaintiffs also sue us on theories falling outside of the exclusive jurisdiction and remedies of the workers' compensation claims adjudication systems. Certain of these legal proceedings seek injunctive relief or substantial monetary damages, including claims for punitive damages, that may not be covered by our third party reinsurance agreements. Historically the Company has not experienced any material exposure or damages from any of these legal proceedings. In addition, in the opinion of management, after consultation with legal counsel, all of our currently outstanding litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

NOTE 4.    Other Comprehensive Income

        Other comprehensive income is comprised of changes in unrealized appreciation on investments classified as available-for-sale. The following table summarizes the components of accumulated other comprehensive income:

	December 31,
(Dollars in thousands)	2007	2006

Net unrealized appreciation on investments, before tax	$18,614	$19,742
Deferred tax expense	(6,514)	(6,910)

Total accumulated other comprehensive income	$12,100	$12,832

NOTE 5.    Exercise of Stock Options Using Previously Acquired Shares

        An employee exercised his option to purchase from Zenith National a total of 1,198,500 shares of Zenith National's common stock in 2005 at an exercise price of $15.75 per share using previously owned shares to pay the purchase price. In connection with the exercises, the employee arranged with us to withhold shares from the shares acquired upon exercise of the option as reimbursement of withholding taxes due.

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

        These exercises of stock options had no effect on cash or stockholders' equity in 2005 because the increase in treasury stock for the shares tendered was offset by an increase in common stock and an increase in additional paid-in capital for the shares issued.

        The shares withheld by us in lieu of cash payment to reimburse us for withholding taxes decreased stockholders' equity by increasing treasury stock and decreasing cash.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

				Column E
		Column C					Column H
Column A	Column B		Column D	Other Policy Claims and Benefits Payable	Column F	Column G		Column I	Column J	Column K
		Future Policy Benefits, Losses, Claims and Loss Expenses					Benefits, Claims, Losses and Settlement Expenses
Segment	Deferred Policy Acquisition Costs		Unearned Premiums		Premium Revenue	Net Investment Income		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
(Dollars in thousands)
Year Ended December 31, 2007
Property and Casualty:
Workers' compensation	$9,538	$1,390,643	$61,950		$738,196		$249,290	$123,073	$123,091	$717,154
Reinsurance		62,727			336		3,554	19	424	336

	9,538	1,453,370	61,950		738,532		252,844	123,092	123,515	717,490
Investment						$114,863
Parent									7,261

Total	$9,538	$1,453,370	$61,950		$738,532	$114,863	$252,844	$123,092	$130,776	$717,490

2006
Property and Casualty:
Workers' compensation	$12,617	$1,416,005	$82,992		$931,739		$292,160	$145,833	$128,770	$901,108
Reinsurance		106,275			12,478		30,624	1,320	1,042	2,661

	12,617	1,522,280	82,992		944,217		322,784	147,153	129,812	903,769
Investment						$106,294
Parent									6,652

Total	$12,617	$1,522,280	$82,992		$944,217	$106,294	$322,784	$147,153	$136,464	$903,769

2005
Property and Casualty:
Workers' compensation					$1,114,194		$590,738	$164,769	$116,433	$1,092,790
Reinsurance					64,506		113,132	6,366	1,191	67,143

					1,178,700		703,870	171,135	117,624	1,159,933
Investment						$79,200
Parent									12,181

Total					$1,178,700	$79,200	$703,870	$171,135	$129,805	$1,159,933

SCHEDULE IV — REINSURANCE
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

					Column F
		Column C	Column D		Percentage of Amount Assumed to Net Percentage
	Column B			Column E
Column A		Ceded to Other Companies	Assumed From Other Companies
	Gross Amount			Net Amount
(Dollars in thousands)
Year Ended December 31,
2007
Premiums earned	$756,965	$23,323	$4,890	$738,532	0.7%
2006
Premiums earned	964,131	38,447	18,533	944,217	2.0
2005
Premiums earned	1,148,775	46,580	76,505	1,178,700	6.5

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
(Dollars in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended December 31,
2007
Allowance for uncollectible premiums		$585		$435	$150
Provision for uncollectible reinsurance recoverable
2006
Allowance for uncollectible premiums	$77	731		808
Provision for uncollectible reinsurance recoverable
2005
Allowance for uncollectible premiums	192	3,677		3,792	77
Provision for uncollectible reinsurance recoverable	3,000	3,000		6,000

(1)
Deductions represent amounts determined to be uncollectible and written-off.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

EXHIBIT INDEX

Number	Exhibit
13
Zenith's Annual Report to Stockholders for the year ended December 31, 2007, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
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
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions and Director Independence.
  ITEM 14. Principal Accountant Fees and Services.
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES December 31, 2007
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
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES
EXHIBIT INDEX