Form 10-Q
period 2008-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2008-04-22
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.

Incorporated in Delaware	I.R.S. Employer Identification No.
21255 Califa Street, Woodland Hills, California	95-2702776
91367-5021
(818) 713-1000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐           No ☒

At April 15, 2008, there were 37,183,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2008

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(Dollars and shares in thousands)	2008	2007
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $238,819 in 2008 and $244,537 in 2007)	$233,125	$240,950
At fair value (amortized cost $1,231,855 in 2008 and $1,365,127 in 2007)	1,238,021	1,366,298
Equity securities, at fair value (cost $106,383 in 2008 and $60,226 in 2007)	119,394	77,669
Short-term investments, at fair value (cost $576,319 in 2008 and $485,914 in 2007)	576,415	485,914
Other investments	34,536	19,688
Total investments	2,201,491	2,190,519
Cash	4,151	6,933
Accrued investment income	18,237	21,415
Premiums receivable	16,124	17,627
Receivable from reinsurers for paid and unpaid losses	327,782	346,082
Deferred policy acquisition costs	10,294	9,538
Deferred tax asset	46,105	45,719
Income tax receivable		8,654
Goodwill	20,985	20,985
Other assets	102,274	105,508
Total assets	$2,747,443	$2,772,980
Liabilities:
Policy liabilities:
Unpaid losses and loss adjustment expenses	$1,389,246	$1,453,370
Unearned premiums	65,189	61,950
Policyholders’ dividends accrued	42,745	39,500
Convertible senior notes payable		1,135
Redeemable securities payable	58,351	58,350
Income tax payable	14,044
Other liabilities	78,036	85,318
Total liabilities	1,647,611	1,699,623

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2008 and 2007
Common stock, $1 par, 100,000 shares authorized; issued 44,878 in 2008 and 44,802 in 2007; outstanding 37,183 in 2008 and 37,107 in 2007	44,878	44,802
Additional paid-in capital	467,821	464,932
Retained earnings	741,258	718,175
Accumulated other comprehensive income	12,527	12,100
	1,266,484	1,240,009
Treasury stock, at cost (7,695 shares in 2008 and 2007)	(166,652)	(166,652)
Total stockholders’ equity	1,099,832	1,073,357
Total liabilities and stockholders’ equity	$2,747,443	$2,772,980

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2008	2007

Revenues:
Net premiums earned	$159,032	$194,082
Net investment income	23,235	35,486
Realized gains on investments	4,486	5,958
Total revenues	186,753	235,526

Expenses:
Loss and loss adjustment expenses incurred	54,772	65,270
Policy acquisition costs	28,334	30,795
Underwriting and other operating expenses	31,785	34,943
Policyholders’ dividends	6,034	3,557
Interest expense	1,301	1,339
Total expenses	122,226	135,904
Income before tax	64,527	99,622
Income tax expense	22,627	35,122
Net income	$41,900	$64,500

Net income per common share:

Basic	$1.13	$1.74

Diluted	1.12	1.73

Cash dividends declared per common share	$0.50	$0.42

Comprehensive income:

Net income	$41,900	$64,500
Net change in unrealized appreciation on investments, net of tax	427	(1,844)
Comprehensive income	$42,327	$62,656

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Premiums collected	$165,971	$209,622
Investment income received	23,145	28,377
Loss and loss adjustment expenses paid	(100,050)	(115,384)
Policy acquisition, underwriting and other operating expenses paid	(66,613)	(70,217)
Interest paid	(2,533)	(2,592)
Income taxes paid	(337)	(14,384)
Net cash provided by operating activities	19,583	35,422

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(292,526)	(51,034)
Equity securities available-for-sale	(64,833)	(25,148)
Other investments	(15,040)	(1,658)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	7,789	5,254
Fixed maturity securities available-for-sale	35,814	2,973
Other investments	400	248
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	392,150	42,421
Equity securities available-for-sale	19,849	23,108
Other investments		42
Net increase in short-term investments	(86,164)	(11,461)
Capital expenditures and other	(1,022)	(7,416)
Net cash used in investing activities	(3,583)	(22,671)

Cash flows from financing activities:
Cash dividends paid to common stockholders	(18,782)	(13,077)
Proceeds from exercise of stock options		196
Excess tax benefit on stock-based compensation		110
Net cash used in financing activities	(18,782)	(12,771)
Net decrease in cash	(2,782)	(20)
Cash at beginning of period	6,933	7,310
Cash at end of period	$4,151	$7,290

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Reconciliation of net income to net cash provided by operating activities:

Net income	$41,900	$64,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,195	1,300
Net accretion	(3,183)	(6,177)
Realized gains on investments	(4,486)	(5,958)
Decrease (increase) in:
Accrued investment income	3,097	(939)
Premiums receivable	(940)	2,070
Receivable from reinsurers for paid and unpaid losses	18,293	(14,476)
Deferred policy acquisition costs	(756)	(413)
(Decrease) increase in:
Unpaid losses and loss adjustment expenses	(64,124)	(33,649)
Unearned premiums	3,239	4,986
Policyholders’ dividends accrued	3,245	734
Net income taxes payable	22,290	20,738
Other	(1,187)	2,706
Net cash provided by operating activities	$19,583	$35,422

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007

Preferred stock, $1 par:
Beginning of period	None	None
End of period	None	None

Common stock, $1 par:
Beginning of period	$44,802	$44,722
Conversion of convertible senior notes	69
Exercise of stock options		9
Restricted stock vested	7	8
End of period	44,878	44,739

Additional paid-in capital:
Beginning of period	464,932	459,103
Conversion of convertible senior notes	1,223
Exercise of stock options		187
Excess tax benefit on stock-based compensation	49	93
Recognition of stock-based compensation expense	1,617	1,398
End of period	467,821	460,781

Retained earnings:
Beginning of period	718,175	590,715
Net income	41,900	64,500
Cash dividends declared to common stockholders	(18,817)	(15,695)
End of period	741,258	639,520

Accumulated other comprehensive income:
Beginning of period	12,100	12,832
Net change in unrealized appreciation on investments, net of deferred tax and reclassification adjustment	427	(1,844)
End of period	12,527	10,988

Treasury stock, at cost:
Beginning of period	(166,652)	(166,652)
End of period	(166,652)	(166,652)

Total stockholders’ equity	$1,099,832	$989,376

Stockholders’ equity per outstanding common share	$29.58	$26.71

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.  The accompanying unaudited Consolidated Financial Statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of our financial position and results of operations for the periods presented have been included.  The results of operations for an interim period are not necessarily indicative of the results for an entire year.  For further information, refer to the Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications. Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Note 2.  Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share:

		Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)		2008	2007
(A)	Net income	$41,900	$64,500
(B)	Interest expense on the Convertible Notes, net of tax	$11	$12
(C)	Weighted average shares outstanding - basic	37,111	37,035
	Common shares issued under the Restricted Stock Plan (treasury stock method)	162	140
	Common shares issued in 2008 and issuable in 2007 upon conversion of the Convertible Notes	69	69
(D)	Weighted average shares outstanding – diluted	37,342	37,244
	Net income per common share:
(A)/(C)	Basic	$1.13	$1.74
((A)+(B))/(D)	Diluted	1.12	1.73

Cash dividends declared per common share		$0.50	$0.42

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

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Florida Dividends”). As of March 31, 2008 and December 31, 2007, we accrued $22 million and $19 million, respectively, for estimated Florida Dividends payable for prior accident years.  Our ultimate obligation for Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

Note 4.  Debt

On March 27, 2008, the remaining $1.1 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 2023 (“Convertible Notes”) was converted into 68,986 shares of our common stock.

Note 5.  Segment Information

Our business is comprised of the following segments: workers’ compensation, reinsurance and investments.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment.  Reinsurance principally consisted of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the assumed reinsurance business and we ceased writing and renewing assumed reinsurance contracts with all contracts fully expired at the end of 2006; however, we will be paying our assumed reinsurance claims for several years.  Income from operations of the investments segment includes investment income and realized gains and losses on investments, and we do not allocate investment income to the results of our workers’ compensation and reinsurance segments.  Income from the workers’ compensation and reinsurance segments is determined by deducting net loss and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned.  Loss from operations of the parent includes interest expense and the general operating expenses of Zenith National, a holding company, which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business.  The combined ratio, also referred to as the “calendar year combined ratio,” is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The loss and loss adjustment expense ratio is the percentage of net loss and loss adjustment expenses incurred to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.  The key operating goal for our workers’ compensation segment is to achieve a substantial underwriting profit and significantly out-perform the national workers’ compensation industry.  Historically, a combined ratio of 100% or lower was considered an excellent result; and in recent years we have achieved combined ratios significantly better than this target.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 5.  Segment Information (continued)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended March 31, 2008
Revenues:
Net premiums earned	$158,737	$295			$159,032
Net investment income			$23,235		23,235
Realized gains on investments			4,486		4,486
Total revenues	158,737	295	27,721		186,753
Interest expense				$(1,301)	(1,301)
Income (loss) before tax	40,008	(7)	27,721	(3,195)	64,527
Income tax expense (benefit)	14,575	(3)	9,173	(1,118)	22,627
Net income (loss)	$25,433	$(4)	$18,548	$(2,077)	$41,900
Combined ratio	74.8%	NM
As of March 31, 2008
Total Assets	$519,312	$7,864	$2,217,148	$3,119	$2,747,443

NM = Not Meaningful

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended March 31, 2007
Revenues:
Net premiums earned	$193,749	$333			$194,082
Net investment income			$35,486		35,486
Realized gains on investments			5,958		5,958
Total revenues	193,749	333	41,444		235,526
Interest expense				$(1,339)	(1,339)
Income (loss) before tax	61,383	(150)	41,444	(3,055)	99,622
Income tax expense (benefit)	22,326	(55)	13,921	(1,070)	35,122
Net income (loss)	$39,057	$(95)	$27,523	$(1,985)	$64,500
Combined ratios	68.3%	145.0%
As of March 31, 2007
Total Assets	$466,102	$17,000	$2,319,741	$2,389	$2,805,232

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Net investment income	$23,235	$35,486
Realized gains on investments	4,486	5,958
Income before tax from investments segment	27,721	41,444
Income (loss) before tax from:
Workers’ compensation segment	40,008	61,383
Reinsurance segment	(7)	(150)
Parent	(3,195)	(3,055)
Income before tax	64,527	99,622
Income tax expense	22,627	35,122
Net income	$41,900	$64,500

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 6.  Stock-Based Compensation Plan

Under a restricted stock plan approved by our stockholders in May 2004, as subsequently amended (“Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock with restricted ownership rights.  Of the shares of stock granted to employees, 50% vest on the second anniversary of the grant date and the remaining 50% vest on the fourth anniversary of the grant date.  Shares granted to non-employee Directors vest on each of the first three anniversaries of the grant date in equal amounts.  The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date and is recognized as an expense over the vesting period of the awards.

The following table provides certain information regarding the shares available for future grants under the Restricted Stock Plan at March 31, 2008:

Number of shares authorized for grants	625,000
Number of shares restricted	(446,000)
Number of shares vested	(165,000)
Number of shares available for future grants	14,000

Changes in restricted stock for the three months ended March 31, 2008 were as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2007	453,000	$41.68
Vested	(7,000)	50.00
Restricted shares at March 31, 2008	446,000	$41.56

Compensation expense recognized under the Restricted Stock Plan for the three months ended March 31, 2008 and 2007 was $1.1 million and $0.9 million after tax, respectively.  Unrecognized compensation expense before tax under the Restricted Stock Plan was $9.9 million and $11.5 million at March 31, 2008 and December 31, 2007, respectively.

Note 7.  Commitments and Contingencies

We are involved in various litigation proceedings that arise in the ordinary course of our business.  Disputes adjudicated in the workers’ compensation administrative systems may be appealed to review boards or civil courts, depending on the issues and local jurisdictions involved.  From time to time plaintiffs also sue us on theories falling outside of the exclusive jurisdiction and remedies of the workers’ compensation claims adjudication systems.  Certain of these legal proceedings seek injunctive relief or substantial monetary damages, including claims for punitive damages, which may not be covered by our third party reinsurance agreements.  Historically, the Company has not experienced any material exposure or damages from any of these legal proceedings.  In addition, in the opinion of management, after consultation with legal counsel, all of our currently outstanding litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 8.  Income Tax

At March 31, 2008 and December 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

Tax years 2004 through 2007 and 2003 through 2007 are subject to examination by the federal and state taxing authorities, respectively.  There are no income tax examinations currently in process.

Note 9. Fair Value Measurements

Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The change in the fair value of these investments is recorded as a component of other comprehensive income.

We adopted FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008.  Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings.  We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159.  We believe the current accounting is appropriate for our investments as we have the ability to hold our investments for the long-term, therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

We also adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  We have determined that our fair value measurements are in accordance with the requirements of SFAS No. 157, therefore, the implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations.  The implementation of SFAS No. 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.

SFAS No. 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).  The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date.  The three hierarchy levels are defined as follows:

•                  Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market.  The Level 1 category includes publicly traded equity securities; highly liquid U.S. Government notes, treasury bills and mortgage-backed securities issued by

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 9. Fair Value Measurements (continued)

the Government National Mortgage Association; highly liquid cash management funds; and short-term certificates of deposit.

•                  Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of fixed maturity and equity securities and short-term investments included in the Level 2 category were based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  The Level 2 category includes corporate bonds, foreign governments bonds, municipal bonds, redeemable preferred stocks and certain publicly traded common stocks with no trades on the measurement date.

•                  Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.  The Level 3 category includes common stock investments that are not traded in an active market.  This category consists primarily of a non-traded common stock investment with fair value estimated based on the net asset value of the company, which is comprised principally of real estate holdings.  A significant portion of the net asset value, excluding cash balances, is supported by independent real estate appraisals.  The estimated fair value was also analytically evaluated for consistency with price to book value ratios of securities in similar companies which are traded in active markets.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.  A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2008.  These securities were classified as Level 2 at March 31, 2008 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities	$1,238,021	$18,921	$1,219,100
Equity Securities	119,394	69,821	11,242	$38,331
Short-Term Investments	576,415	574,430	1,985
Total	$1,933,830	$663,172	$1,232,327	$38,331

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 9. Fair Value Measurements (continued)

The following table presents changes in Level 3 equity securities measured at fair value on a recurring basis for the three months ended March 31, 2008.

(Dollars in thousands)
Balance, December 31, 2007	$38,350
Unrealized losses included in other comprehensive income	(19)
Balance, March 31, 2008	$38,331

Note 10. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not affect our consolidated financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items.  Statements containing words such as expect, anticipate, believe, estimate or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) payroll levels of our customers; (3) weakening economy; (4) adverse state and federal legislation and regulation; (5) changes in interest rates causing fluctuations of investment income and fair values of investments; (6) changes in the frequency and severity of claims and catastrophes; (7) adequacy of loss reserves; (8) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (9) losses associated with any terrorist attacks that impact our workers’ compensation business in excess of our reinsurance protection; (10) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and (11) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission (“SEC”).

Overview

1) Revenues.  Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments and the net investment income and realized gains from our investments segment.  Total revenues decreased in the three months ended March 31, 2008 compared to the corresponding period of 2007 principally because of decreased workers’ compensation premium revenues in California and Florida and decreased net investment income.  The decline in workers’ compensation premium revenues reflects both the reduction in premium rates due to favorable loss cost trends originating from the 2003 and 2004 legislative reforms, as well as the impact of competition.

Our operating goals do not include objectives for revenues or market share but rather emphasize pricing and underwriting discipline to maintain profitability.  Our workers’ compensation premiums are discussed further under “Results of Operations — Workers’ Compensation Segment” on pages 17 to 20.

2) Income from the workers’ compensation segment.  Income before tax from our workers’ compensation segment in the three months ended March 31, 2008 was $40.0 million compared to $61.4 million in the corresponding period of 2007.  The decrease in income in 2008 compared to 2007 principally reflects reduced premium revenue and lower favorable development on prior year loss reserve estimates.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

3) Loss reserves.  We recognized pre-tax favorable development on prior accident years’ workers’ compensation loss reserve estimates of $23.2 million in the three months ended March 31, 2008 compared to $34.2 million in the corresponding period of 2007.  Although the favorable development in 2008 is less than 2007, it reflects the continuing favorable trends in the paid loss data for prior accident years.  We discuss our assumptions and the associated uncertainties on our loss reserve estimates under “Loss Reserves” on pages 21 to 28.

4) Investments segment.  Investment income decreased in the three months ended March 31, 2008 compared to the corresponding period of 2007 principally due to lower interest rates on fixed maturity investments and the January 2007 receipt of a $7.3 million cash dividend, before tax, or $4.9 million, after tax.  At both March 31, 2008 and December 31, 2007, $0.7 billion of the investment portfolio was in fixed maturities of two years or less.

5) Stockholders’ equity.  Our stockholders’ equity was $29.58 per share and $28.93 per share at March 31, 2008 and December 31, 2007, respectively.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three months ended March 31, 2008 and 2007 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 5 to the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Net investment income	$23,235	$35,486
Realized gains on investments	4,486	5,958
Income before tax from investments segment	27,721	41,444
Income (loss) before tax from:
Workers’ compensation segment	40,008	61,383
Reinsurance segment	(7)	(150)
Parent	(3,195)	(3,055)
Income before tax	64,527	99,622
Income tax expense	22,627	35,122
Net income	$41,900	$64,500

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Workers’ Compensation Segment

Income before tax from our workers’ compensation segment was $40.0 million for the first quarter 2008 compared to $61.4 million for the first quarter 2007.  The decrease in income reflects the following trends in the first quarter 2008 compared to 2007:

•                  Net premiums earned for the workers’ compensation segment were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
California	$85,734	$109,965
Outside California	73,003	83,784
Total net premiums earned	$158,737	$193,749

Workers’ compensation net premiums earned decreased 18.1% in the three months ended March 31, 2008 compared to the corresponding period of 2007, with California workers’ compensation net premiums earned decreasing 22.0% for the comparable periods.

•                  Favorable development on prior accident years’ loss reserve estimates was $23.2 million in the three months ended March 31, 2008, offset in part by a $2.5 million increase in estimated policyholders’ dividends for prior accident years; compared to $34.2 million of favorable development on prior accident years’ loss reserve estimates for the corresponding period in 2007.

•                  Policy acquisition costs are generally variable to net premiums earned.  However, underwriting and other operating expenses are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business.  The combined ratio, also referred to as the “calendar year combined ratio,” is the sum of the loss and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The loss and loss adjustment expense ratio is the percentage of net loss and loss adjustment expenses incurred to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.  When the calendar year combined ratio is adjusted to exclude prior period items, such as loss reserve development and policyholders’ dividends, it becomes the “accident year combined ratio,” a non-GAAP financial measure.

The key operating goal for our workers’ compensation segment is to achieve a substantial underwriting profit and significantly out-perform the national workers’ compensation industry.  Historically, a combined ratio of 100% or lower was considered an excellent result, and in recent years we have achieved combined ratios significantly better than this target.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Workers’ compensation calendar year combined ratios, along with a reconciliation to the accident year combined ratios, were as follows:

	Three Months Ended March 31,
	2008	2007
Calendar Year Combined Ratios	74.8%	68.3%
Prior Accident Year Items:
Favorable loss reserve development	14.6	17.6
Increase in policyholders’ dividends	(1.6)
Accident Year Combined Ratios	87.8%	85.9%

Each quarter we re-estimate our loss reserve estimate as we receive more information and the change in estimate is reflected in the period in which the change is made.  The estimates we made for our loss costs in recent accident years are subject to considerable uncertainty because of fluctuating rates of claims cost inflation and deflation and the impact of the 2003 and 2004 workers’ compensation legislative reforms.  The legislative reforms are described in our Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

We discuss the assumptions we made at March 31, 2008 about the inflation trends and associated uncertainties for recent accident years under “Loss Reserves” on pages 21 to 28.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed or to be billed on all unexpired policies at the date shown; and insured payroll is our best indicator of exposure.

	California				Outside California				Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls		Premiums in-force	Policies in-force	Insured Payrolls		Premiums in-force	Policies in-force	Insured Payrolls
March 31, 2008	$349.4	21,900	$8,077.5		$295.3	16,000	$11,768.3		$644.7	37,900	$19,845.8
December 31, 2007	359.3	22,100	8,108.8	(1)	310.8	16,200	11,875.7	(1)	670.1	38,300	19,984.5
March 31, 2007	456.4	23,900	9,181.0	(1)	332.4	16,600	12,032.7	(1)	788.8	40,500	21,213.7	(1)
December 31, 2006	501.2	24,600	9,487.4		332.8	16,600	11,744.4		834.0	41,200	21,231.8

(1)      Prior period insured payroll amounts have been adjusted as a result of a refinement in our databases and to more accurately align with the premium and policy in-force amounts.

Premiums in-force in California and outside California as of March 31, 2008 decreased compared to both March 31, 2007 and December 31, 2007, as a result of premium rate changes due to favorable loss cost trends from the California and Florida legislative reforms, as well as from the impact of competition.  Insured payroll, our best indicator of exposure, decreased less than 1% in the first quarter 2008 compared to December 31, 2007 for both California and outside California.  For the twelve months ended December 31, 2007, insured payroll decreased 14.5% in California and increased 1.1% outside California.

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

Effective date of change	Manual Rate Change	Average Renewal Charged Rate Change
January 1, 2004	0.0%	(4.0)%
July 1, 2004	(10.0)	(12.0)
January 1, 2005	(2.0)	0.0
July 1, 2005	(12.0)	(19.0)
January 1, 2006	(13.0)	(15.0)
July 1, 2006	(5.0)	(13.0)
January 1, 2007	(4.4)	0.0
July 1, 2007	0.0	(15.0)
January 1, 2008	0.0

In California, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends advisory pure premium rates for workers’ compensation insurance and the California Department of Insurance (“California DOI”) adopts and publishes advisory pure premium rates.  Pure premium rates cover expected loss costs but do not contain an element to cover operating expenses or profit.  The WCIRB will not be proposing a July 1, 2008 pure premium rate change.  The California DOI has not yet adopted or published changes to the advisory pure premium rates for July 1, 2008.  Notwithstanding this process, our California premium rate decisions will be based on data about loss costs trends and upon any modification to the workers’ compensation system while maintaining our goal of achieving underwriting profits and out-performing the industry.

In Florida, the state in which the second largest amount of our workers’ compensation premium is earned, premium rates for workers’ compensation insurance are set by the Florida Department of Insurance (“Florida DOI”).  Manual rate change percentages in Florida were as follows:

Effective date of change	Manual Rate Change
January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)
January 1, 2008	(18.4)

Most of our workers’ compensation policies are non-participating, but we issue certain policies for which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Florida Dividends”). As of March 31, 2008 and December 31, 2007, we accrued $22 million and $19 million, respectively, for estimated Florida Dividends payable for prior accident years.  Our ultimate obligation for Florida Dividends is dependent on our filings with the Florida DOI and on our prescribed loss reserves included in our annual statutory financial statements.

Reinsurance Segment

In September 2005, we exited the assumed reinsurance business and we ceased writing and renewing assumed reinsurance contracts.  All contracts fully expired at the end of 2006; however, we will be paying our assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting of changes to loss reserve estimates, adjustments to contractual premium and operating expenses.  We reviewed our loss experience during the first quarter 2008 and made no changes to our ultimate loss estimates.

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

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section beginning on page 28.

Parent

The parent loss reflects the interest expense and general operating expenses of the holding company, Zenith National, as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Interest expense	$1,301	$1,339
Parent expenses	1,894	1,716
Parent loss	$3,195	$3,055

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses as of the balance sheet date (“loss reserves”).  Our loss reserves were as follows:

(Dollars in millions)	March 31, 2008	December 31, 2007
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,332	$1,390
Less: Receivable from reinsurers for unpaid losses	308	326
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,024	$1,064
Reinsurance segment:
Unpaid losses and loss adjustment expenses, gross and net of reinsurance receivable	$57	$63
Total:
Unpaid losses and loss adjustment expenses	$1,389	$1,453
Less: Receivable from reinsurers for unpaid losses	308	326
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,081	$1,127

Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability.  Accordingly, as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses or they may prove to exceed the ultimate amount of our actual losses.  The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.”  Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims.  Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims.  Favorable or unfavorable development of loss reserves is reflected in our Consolidated Statements of Operations in the period in which the change is made.

When losses are reported to us, we establish, individually, estimates of the ultimate cost of the claims, known as “case reserves.”  These case reserves are continually monitored and revised in response to new information and for amounts paid.  In estimating our total loss reserves we have to make provision for two types of loss development.  At the end of any calendar period there are a number of claims that have not yet been reported, but will arise out of accidents that have already occurred.  These are referred to in the insurance industry as incurred but not reported (“IBNR”) claims and our loss reserves contain an estimate for IBNR claims.  In addition to this provision for late reported claims, we also have to estimate, and make provision for, the extent to which the case reserves on known claims may also develop.  These types of reserves are referred to in the insurance industry as “bulk” reserves. Our loss reserves make provision for both IBNR and bulk reserves in total, but not separately.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

At March 31, 2008 and December 31, 2007, IBNR and bulk reserves included in unpaid losses and loss adjustment expenses, net of reinsurance, were as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Workers’ compensation	$269,136	$294,105
Reinsurance	10,133	10,266
Total IBNR & bulk reserves	$279,269	$304,371

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

Favorable development of our workers’ compensation loss reserves in 2008 and 2007 reflects management’s assessment of ultimate loss trends and loss reserves after considering all relevant data, including continuing favorable paid loss trends as a result of the California and Florida legislative reforms and the reduction in the number of California expensive claims relative to the total number of claims in recent accident years.  The loss reserve estimates recorded in the financial statements (“carried reserves”) were higher than the actuarial point estimates by approximately $41 million at both March 31, 2008 and December 31, 2007.  Management considered the carried reserves to be within an acceptable range of the actuarial point estimates at each reporting period after considering the additional factors and uncertainties discussed below.  The differences between the actuarial point estimate and the carried reserves were principally caused by the differences in the assumptions used by management for workers’ compensation claim cost inflation (deflation) as compared to the inflation (deflation) assumptions produced using actuarial methods.  For example, early indications from the workers’ compensation paid claim data for the accident years affected by the legislative reforms pointed to stronger deflationary trends than the assumptions we used in early estimates of the ultimate cost of claims; and management’s assessment of the ultimate cost of claims incorporated other factors including the uncertainty surrounding the long-term outcome of inflation trends, the assumption that it would take several years for enough data about the expensive claims to be known, the trend of increasing severity (inflation) in the accident years prior to the reforms, and the fact that in certain years prior to the legislative reforms our loss reserves proved to be inadequate.  As the data for these accident years has matured, uncertainty surrounding the ultimate outcome of the workers’ compensation claim costs diminished and both the actuarial point estimates and our carried reserves were reduced.  The difference between our carried loss reserves and our actuarial point estimates also decreased over time. We believe our loss reserve estimates as of March 31, 2008 are adequate. However, we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable.

Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, recent trends and new information received, and the inflation (deflation) assumptions selected in determining workers’ compensation loss reserve estimates, as well as the impact of different inflation assumptions on workers’ compensation loss reserve estimates.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Principal Uncertainties.  In our workers’ compensation business the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant.  The greater part of the challenge in estimating our loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year.  The principal uncertainty in our workers’ compensation loss reserve estimates is caused by changes in the inflation (severity) or deflation trends.  Severity is the average cost of a claim as measured by the total cost of claims for a year divided by the number of claims in that year.  The annual rate of claim cost inflation (or deflation) is the year over year percentage change in claim severity. Inflation or deflation is attributable to several factors which include changes in health care costs, legislative reforms to the workers’ compensation system and the number of expensive claims relative to the total number of claims in a year.  Expensive claims are those involving permanent disability of an injured worker and are paid over several years.  The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and benefits for dependents.  Historically in California, the expensive claims have contributed about 20% of the number of claims and 90% of the cost of all claims.

We believe the weakening economy is an emerging risk and it is not yet known how it may affect our business and our open claims, if at all.

Actuarial Estimation Process.  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation.  However, these various methods do not produce separate point estimates.  Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, Bornhuetter-Ferguson indications and claim count methods.  A customized method is used for more recent accident years related to business written in California to focus on the impacts of the legislative reforms in determining loss reserves.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open.  For recent accident years related to business written outside of California, our actuarial point selections are also based on the incurred loss development methods because our actuaries believe this method most accurately reflects the required reserves based on their analysis of the data and understanding of the claim environments in which we operate.  For the more recent accident years related to business written in California, our actuaries use a loss reserving model which estimates the differing affects of the 2003 and 2004 legislative reforms on the following five categories of benefit types: (1) temporary disability indemnity, (2) vocational rehabilitation, (3) permanent disability indemnity, (4) medical costs, and (5) allocated expense.  For each of these types of benefits, our actuaries review the historical paid trends and make adjustments to reflect the known effects of the reforms (e.g., limitations on temporary disability indemnity benefits and eliminating vocational rehabilitation benefits).  Our actuaries then use judgment to forecast ultimate inflation rates for each benefit type allowing for the late emergence of costs for the most serious cases based on historical trends. The selected inflation rate produces an estimate of loss reserves for each benefit type.  This method responds gradually to each quarter’s actual paid loss information.  The actuarial point estimate is then determined by weighing this customized method with the paid loss methods to give some weight to the methodology used by the WCIRB in estimating ultimate losses for the entire California industry.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Role of management.  Management reviews the actuarial point estimate each quarter and establishes a loss reserve estimate in the financial statements that primarily gives weight to the actuarial estimate, but also incorporates judgment regarding the inherent uncertainties of ultimate loss costs.  These uncertainties include the length of time required to settle long-term, expensive cases, combined with the effects of medical care inflation, and uncertainties in the long-term outcome of the legislative reforms including the ultimate number of expensive cases.  The carried reserves are not determined solely on the paid loss trends as we do not believe it is appropriate to extrapolate the trends on early claim payments to the entire population of claims in recent accident years because sufficient data is not yet known about the more costly claims.  Considerable judgment is used in determining our inflation or deflation assumptions and each quarter we consider and evaluate the most recent trends, new information and the payment of additional claims, as well as the inherent uncertainties discussed previously.

Recent Trends and New Information.  The recent trends and the new information received during the first quarter 2008 are discussed below.

In previous reports filed with the SEC, we discussed the favorable impact of declining claim frequency on our estimates of ultimate loss costs, particularly for the California permanent partial disability (“PPD”) claims (expensive claims).  During the first quarter 2008, these trends continued.  We noted that the 2008 accident year reflects a lower frequency of California PPD claims as compared to 2007, however, this is based on three months of data and we will be monitoring this trend closely throughout the year to see how it evolves.  The frequency of California PPD claims for accident year 2007 increased by approximately 9% in the first quarter 2008 as compared to December 31, 2007.  Historical trends show that the ultimate number of expensive claims for each accident year is not apparent until 36 months has elapsed because the level of permanent disability is initially estimated early in the claim based upon the available medical information.  The final assessment of a claimant’s permanent disability occurs when the claimant has reached a permanent and stationary medical status.  The following table shows the trend in the number of California PPD claims at various dates:

	Number of California PPD Claims Reported after Number of Months
Accident Year	3	15	27	39	51	63	75
2002	741	3,111	2,799	2,737	2,705	2,677	2,669
2003	1,007	3,685	3,056	2,888	2,859	2,838
2004	1,056	3,521	2,781	2,651	2,610
2005	1,202	2,934	2,624	2,557
2006	633	2,281	2,277
2007	454	1,981
2008	304

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The following table shows the California PPD claims from the previous table in relation to insured payroll:

	California PPD Claims per $10 million of Insured Payroll After Number of Months
Accident Year	3	15	27	39	51	63	75
2002	4.5	4.8	4.3	4.2	4.1	4.1	4.1
2003	5.3	4.9	4.0	3.8	3.8	3.7
2004	4.7	3.9	3.1	3.0	2.9
2005	4.5	2.8	2.5	2.4
2006	2.5	2.3	2.3
2007	2.1	2.3
2008	1.6

As shown in the table above, there is a sharply decreasing trend in the frequency of California PPD claims compared to the payroll exposure.  Even though payroll exposure grew during the five-year period beginning 2002, the number of California PPD claims is down, producing a nearly 50% reduction in California PPD claims per $10 million of payroll. A comparison of the statistics from 2002 - 2003 to subsequent years illustrates the benefits of the reforms.  However, the impact of the reduction in expensive claims on the paid loss trends for the most recent accident years is not yet significant due to the longer time lag in settling and paying these claims.

In previous reports filed with the SEC, we also discussed the impact of settlements on the recent paid loss trends, as well as on our estimates of ultimate loss costs.  Expensive claims often result in some form of a settlement with the injured worker which generally takes place many years after the injury.  As the percentage of settlements increases for the expensive claims, the uncertainty in our estimates of the ultimate loss costs for these accident years diminishes.  During 2007 and 2008, we increased the rate of settlement of the California PPD claims and for the 2006 accident year, we have settled 34% of the California PPD claims as of March 31, 2008 compared to 19% for accident year 2005 as of March 31, 2007.  While we believe that faster settlement of these claims will favorably impact the ultimate loss costs, we believe it is temporarily causing the paid inflation factor to be higher than the inflation factor used in our estimate of ultimate losses for the 2006 and 2007 accident years.

We also evaluate loss information for the entire California industry in estimating our ultimate loss costs for each accident year.  On March 31, 2008, the WCIRB published its current estimate of California workers’ compensation loss experience based on data through December 31, 2007, which for the first time includes their loss estimate for the 2007 accident year.  The WCIRB projects an ultimate accident year loss ratio of 48% for the 2007 accident year, which is an eleven percentage point increase over their estimated 2006 accident year loss ratio of 37% and a nineteen percentage point increase over their estimated 2005 accident year loss ratio of 29%.  The WCIRB’s estimate of the amount by which the California workers’ compensation industry’s reported loss reserves are redundant for all accident years was increased to $8.3 billion from the $6.5 billion previously estimated.  We do not believe that the WCIRB’s estimate of reserve redundancy is representative of our situation, and therefore we do not believe this information should be used to estimate redundancies in our loss reserves.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

In our December 31, 2007 analysis of California industry trends we noted that the largest writer of workers’ compensation in California, the California State Compensation Insurance Fund (“SCIF”), had published September 30, 2007 financial results which included substantial adverse loss development, some of which was attributable to the years following the legislative reforms and which ran contrary to the WCIRB’s analysis of the industry reserve redundancy.  The SCIF’s December 31, 2007 financial results, which were published in the first quarter 2008, no longer reflect the substantial adverse loss development reported at September 30, 2007.

Quarter Ended March 31, 2008.  At March 31, 2008, the workers’ compensation accident year paid loss inflation rates in our paid loss data and the assumptions of accident year inflation rates (deflation rates are shown in parentheses) in our estimates of ultimate losses for prior accident years were as follows:

(Dollars in thousands)	Estimated Ultimate Losses (A)	Average Paid Loss per Claim Annual Inflation (Deflation) Evaluated After Number of Months									Assumed Inflation (Deflation) in Estimated Ultimate Losses
Accident Year		15	27	39	51	63	75	87	99	111	March 31, 2008	December 31, 2007
1999	$221,287	12%	14%	15%	15%	15%	15%	15%	15%	15%	16%	16%
2000	242,531	9	10	12	13	14	13	12	12		14	14
2001	313,946	15	16	15	15	15	14	15			16	16
2002	326,345	1	2	4	4	3	5				6	6
2003	322,363	5	2	(3)	(4)	(3)					(2)	2
2004	293,830	(7)	(12)	(15)	(15)						(15)	(10)
2005	337,275	0	(8)	(6)							(6)	(11)
2006	334,842	6	9								4	(4)
2007	309,149	5									1	(3)
2008	60,349										(7)

(A)           Estimated ultimate losses for an accident year represent the estimated aggregate amount we expect to pay for all claims that will be reported for that year for losses and allocated loss adjustment expenses. Loss reserves are the liability for the unpaid portion of ultimate losses, computed by subtracting the amount paid from the ultimate loss estimate as of the balance sheet date.

When we estimate our loss reserves, we do so in the aggregate for all years and then allocate them to each accident year.  This allows us to look at the year-over-year change in claim severity, or inflation—our most important concept for understanding adequate loss reserve estimates.  By allocating loss reserves to individual accident years, we produce an implied rate of inflation for each year.  The allocation of loss reserves between accident years is less certain for more recent accident years, for which there is less loss data and therefore greater uncertainty regarding the ultimate cost of claims.  Any changes in our assumptions about inflation rates will cause a change in our yearly loss reserve estimates, although our view of the adequacy of the total loss reserve estimate may be changed or unchanged.

During the first quarter 2008 we decreased our estimated ultimate losses for accident years 2003, 2004 and 2005 because a substantial portion of the California PPD claims (expensive claims) have settled for these years and the beneficial effects of the legislative reforms are more certain.  This resulted in changes to our inflation assumptions used in estimating ultimate losses to reflect the paid trends.  The inflation assumptions for the 2003 and 2004 accident years were reduced by four and five percentage points, respectively, and the 2005 accident year was increased by five percentage points.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

During the first quarter 2008 we increased our estimated ultimate losses for accident years 2006 and 2007 due to the recent WCIRB data which suggests a larger increase in loss ratios from 2005 to 2007, as well as the increase in the number of California PPD claims for accident year 2007 at March 31, 2008 as compared to December 31, 2007.  This resulted in increases to our inflation assumptions used in estimating ultimate losses of eight and four percentage points for the 2006 and 2007 accident years, respectively.  Changes to the inflation assumption in each accident year beginning in 2003 also changed the ultimate loss estimate for each subsequent accident year, resulting in net favorable development of prior accident year workers’ compensation loss reserves of $23.2 million in the first quarter 2008.  This favorable development represents 2.2% of our estimated workers’ compensation net loss reserves at December 31, 2007 and 14.6% of our workers’ compensation net premiums earned for the quarter ended March 31, 2008.

The following is a comparison of accident year loss ratios (excluding allocated loss adjustment expenses) as reported at December 31, 2007 and as estimated at March 31, 2008 as a result of the cumulative effect of the changes in inflation assumptions used in estimating ultimate losses during the first quarter 2008.

	Loss Ratios
Accident Year	As of December 31, 2007	As of March 31, 2008	Change
2003	41.9%	39.9%	(2.0)%
2004	31.4	28.4	(3.0)
2005	27.5	26.3	(1.2)
2006	30.6	31.7	1.1
2007	33.9	37.1	3.2
2008		33.6

Quarter Ended March 31, 2007.  During the first quarter 2007 we reduced the inflation assumption two percentage points for the 2003 accident year compared to December 31, 2006, attributing more weight to the paid loss trends because of the passage of time and because more claims were closed.  Changes to the 2003 inflation rate also changed the ultimate loss estimate for each subsequent accident year, resulting in net favorable development of prior accident year loss reserves of $34.2 million in the first quarter of 2007, or 2.9% of our estimated workers’ compensation net loss reserves at December 31, 2006.  As a percentage of workers’ compensation net premiums earned for the quarter ended March 31, 2007, the favorable development of our workers’ compensation loss reserves was 17.6%.

Impact of Different Inflation Assumptions.  Different assumptions about the inflation or deflation rates would change our workers’ compensation loss reserve estimates, and a material change is reasonably possible although we cannot predict if, and to what extent, such a change will occur.  A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated loss for that year.  Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year.  As illustrated in the following table, if the average annual inflation rate for each of the accident years 2001 through 2008 were decreased by one percentage point in each year, our loss reserve estimates at March 31, 2008 would decrease by approximately $92 million; and if the average annual inflation rate

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

for each of the accident years 2001 through 2008 were increased by one percentage point in each year, our loss reserve estimates at March 31, 2008 would increase by approximately $95 million.

	Assumption Currently Used			1% Decrease			1% Increase
(Dollars in thousands) Accident Year	Assumed Inflation (Deflation) Rate	(a) Cumulative Inflation Factor	(b) Estimated Ultimate Losses	Assumed Inflation (Deflation) Rate	(c) Cumulative Inflation Factor	[[(c)/(a)]x(b)] Estimated Ultimate Losses	Assumed Inflation (Deflation) Rate	(d) Cumulative Inflation Factor	[[(d)/(a)]x(b)] Estimated Ultimate Losses
2001	16%	1.160	$313,946	15%	1.150	$311,240	17%	1.170	$316,652
2002	6	1.230	326,345	5	1.208	320,508	7	1.252	332,182
2003	(2)	1.205	322,363	(3)	1.172	313,535	(1)	1.239	331,459
2004	(15)	1.024	293,830	(16)	0.984	282,352	(14)	1.066	305,882
2005	(6)	0.963	337,275	(7)	0.915	320,464	(5)	1.013	354,787
2006	4	1.002	334,842	3	0.942	314,792	5	1.064	355,561
2007	1	1.012	309,149	0	0.942	287,765	2	1.085	331,449
2008	(7)	0.941	60,349	(8)	0.867	55,603	(6)	1.020	65,415
			$2,298,099			$2,206,259			$2,393,387

					Change	$(91,840)		Change	$95,288

We believe our loss reserve estimates are adequate.  However, the actual ultimate inflation (or deflation) rate will not be known with any certainty for several years.  We assume that general health care inflation trends will continue and will impact our long-term claims costs and loss reserves.  The extent to which this may be offset by continuing benefits from the legislative reforms and the reduction in the number of California expensive claims is uncertain. We will continue to evaluate our best estimate of inflation (or deflation) rates and loss reserves every quarter to reflect the most current data.

We cannot predict the timing or amount of future reserve changes (which could be increases or decreases) as they will be dependent on new information concerning the continuation of the paid loss trends.  With the passage of time, we gain more certainty regarding the paid loss trends and this information will be evaluated at each reporting period.

Investments

The decrease in investment income in the three months ended March 31, 2008 compared to the corresponding period in 2007 was principally due to lower interest rates on fixed maturity investments and the January 2007 receipt of a $7.3 million cash dividend, before tax, or $4.9 million after tax.  The average annual yields on the investment portfolio in the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Before Tax (1)	4.3%	5.2%
After Tax	2.8%	3.5%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Our investment portfolio was comprised as follows:

	March 31, 2008	December 31, 2007
Fixed Maturity Securities	67%	73%
Short-term Investments	26	22
Equity Securities	5	4
Other Investments	2	1
	100%	100%

Fixed maturity securities consist of the following:

	March 31, 2008	December 31, 2007
Corporate Bonds	69%	71%
Municipal Bonds	15	9
GNMA Securities*	14	14
U. S. Government Bonds	1	5
Other Securities	1	1
	100%	100%

*	GNMA securities are mortgage-backed securities issued by the Government National Mortgage Association and are guaranteed by the U. S. Government.

As of March 31, 2008 and December 31, 2007 we did not have any sub-prime mortgages, derivative securities or other credit-enhancement exposures. Mortgage securities are limited only to those guaranteed by the U. S. Government.

Our municipal bond portfolio at March 31, 2008 consists of the following:

(Dollars in thousands)	Average Credit Rating (Moody’s)	Market Value	Net Unrealized (Loss) Gain
Municipal Bonds:
Insured by Berkshire Hathaway	Aaa	$53,710	$(31)
Insured by other bond insurers (1)	Aa1	97,470	1,259
Pre-refunded (2)	Aaa	19,874	371
Uninsured	Aa2 to Aa1	43,697	660
Total Municipal Bonds	Aa1 to Aaa	$214,751	$2,259

(1) Average credit rating of underlying issuers is Aa3.

(2) Pre-refunded municipal bonds in our portfolio are collateralized by investments in U. S. Government securities.

Of the fixed maturity portfolio, including short-term investments, approximately 94% were rated investment grade at both March 31, 2008 and December 31, 2007.  The average maturity of the fixed maturity portfolio, including short-term investments, was 3.9 years at both March 31, 2008 and December 31, 2007.  The duration of the fixed maturity portfolio, including short-term investments, was approximately 3 years at both March 31, 2008 and December 31, 2007.

At both March 31, 2008 and December 31, 2007, approximately 90% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities.  Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in our Consolidated Balance Sheets, with changes in fair value recorded as a component of other comprehensive income in the period the change is made.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Stockholders’ equity increased by $427,000, after deferred tax, from December 31, 2007 to March 31, 2008 as a result of changes in the fair values of investments classified as available-for-sale.

Our internal investments department manages our investment portfolio and we do not rely on external portfolio managers.  We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates, as well as changes in the credit quality of the companies in which we have invested or changes in general market conditions.

The unrealized net gains on available-for-sale investments were as follows:

	Fixed Maturity, Including Short-Term Investments		Equity
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax
March 31, 2008	$6,262	$4,070	$13,011	$8,457
December 31, 2007	1,171	762	17,443	11,338

The fair values of our available-for-sale investments are determined using the market approach which is based on prices and other relevant information generated by market transactions involving identical or comparable assets.  We use an independent pricing service as the primary source of our fair value measures.  This pricing service obtains market data from various industry sources, including Interactive Data Pricing and Reference Data Inc. (“IDC”) and TRACE, an over-the-counter corporate bond market real-time price dissemination service.  For equity securities traded in active markets, the independent pricing service obtains closing prices from major stock markets through IDC.  For the majority of our fixed income securities, the independent pricing service provides values generated by IDC’s valuation models which use observable market inputs in addition to traded prices for both identical and comparable assets. We use the mid-market quotes reported by Bloomberg as the basis for the fair value of highly liquid U.S. Government securities (includes U.S. Treasury Notes and Bills, and GNMAs).  We also use Bloomberg and broker/dealers to determine the fair value of a small number of our securities that are not priced by our independent pricing service or where management determines that the broker/dealer quotes are more representative of fair value.

The fair value of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.  At March 31, 2008, the fair value of these securities classified as Level 3 under SFAS No. 157 was $38.3 million or approximately 2% of the total assets measured at fair value.  The estimated fair value of Level 3 securities consists primarily of the net asset value of a company which is comprised principally of real estate holdings.  A significant portion of the net asset value, excluding cash balances, is supported by independent real estate appraisals.  The estimated fair value also analytically evaluated for consistency with price to book value ratios of securities of similar companies which are traded in active markets.

Investments that we currently own could be subject to default by the issuer or could suffer declines in value that become other-than-temporary.  Unrealized losses on fixed maturity securities at March 31, 2008 are principally attributable to the impact of increases in interest rates, rather than declines in the credit quality of these investments.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.  The determination of other-than-temporary includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary.  There were no such write-downs in the three months ended March 31, 2008 and 2007.

We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that our unrealized losses at March 31, 2008 are not other-than-temporary.  We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary.  We have consistently applied this presumption for over sixteen years.  We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

At March 31, 2008, gross unrealized gains and losses in our investment portfolio were as follows:

	Unrealized
(Dollars in thousands)	Gains	Losses
Fixed maturity securities (including short-term investments)	$28,248	$(16,292)
Equity securities	18,367	(5,356)
Total unrealized gains (losses)	$46,615	$(21,648)
Percent of total investment portfolio (Fair Value)	2%	1%

The table below sets forth information about securities with unrealized losses at March 31, 2008:

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value as a % of Cost Basis
Fixed maturity securities with unrealized losses:
Individually exceeding $0.5 million and for:
3-6 months (1 issue)	$3,411	$(589)	85.3%
6-12 months (7 issues)	64,735	(6,873)	90.4%
Greater than 12 months (2 issues)	33,976	(3,953)	89.6%
Individually less than $0.5 million (50 issues)	277,653	(4,877)	98.3%
Total	$379,775	$(16,292)	95.9%
Equity securities with unrealized losses:
Individually exceeding $0.5 million and for:
Greater than12 months (1 issue)	$11,160	$(2,853)	79.6%
Individually less than $0.5 million (18 issues)	24,564	(2,503)	90.8%
Total	$35,724	$(5,356)	87.0%

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The scheduled maturity dates for fixed maturity securities with unrealized losses at March 31, 2008 are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(Dollars in thousands)	Unrealized Losses	Fair Value
After 1 year through 5 years	$(3,243)	$116,113
After 5 years through 10 years	(10,722)	194,148
After 10 years	(2,327)	69,514
Total	$(16,292)	$379,775

The following is a summary of securities sold at a loss in the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Fixed maturity securities:
Realized losses on sales	$(4,711)	$(1,188)
Fair value at the date of sale	18,182	19,383
Number of securities sold	7	5
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(427)	$(15)
6-12 months	(1,161)
Greater than 12 months	(3,123)	(1,173)

Equity securities:
Realized losses on sales	$(849)	$(114)
Fair value at the date of sale	7,658	2,105
Number of securities sold	6	3
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(849)	$(109)
6-12 months		(5)

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested, prior to their use in such disbursements, and investment income provides additional cash receipts.  At both March 31, 2008 and December 31, 2007, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries were $0.6 billion.  We expect to pay our obligations as they become due from our liquidity, and from our assets, if needed.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Net cash provided by operating activities was positive in the three months ended March 31, 2008 but lower than net cash provided by operating activities in the three months ended March 31, 2007, primarily due to lower cash flow from our workers’ compensation business as a result of decreased premiums, as shown in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Net cash flow from workers’ compensation business	$6,419	$37,007
Net cash used in reinsurance business	(5,305)	(11,515)
Investment income received	23,145	28,377
Interest and other expenses paid by parent	(4,339)	(4,063)
Income taxes paid	(337)	(14,384)
Net cash provided by operating activities	$19,583	$35,422

Zenith National requires cash to pay any dividends declared to our stockholders, make interest and principal payments on our outstanding debt obligations, fund operating expenses and, from time to time, to make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments in Zenith National were $91.0 million and $83.6 million at March 31, 2008 and December 31, 2007, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet our requirements for liquidity in the short-term and long-term.

On March 27, 2008, the remaining $1.1 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 2023 (“Convertible Notes”) converted into 68,986 shares of our common stock.

Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends.  During 2008, Zenith Insurance will be able to pay up to $122.1 million of dividends to Zenith National without prior approval of the California DOI.  Zenith Insurance paid $30.0 million in dividends to Zenith National in each of the three months ended March 31, 2008 and 2007.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies.  Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2007 Form 10-K.  We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, investment write-downs and deferred income taxes are particularly important to an understanding of our Consolidated Financial Statements.  These matters are discussed under “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2007 Form 10-K.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity investments to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but will attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer.  Our investments in mortgage securities are limited only to those guaranteed by the U. S. Government.  At March 31, 2008 we did not have sub-prime mortgages, derivative securities or other credit enhancement exposures.

The table below provides information about our financial instruments for which fair values are subject to changes in interest rates.  For fixed maturity investments, the table below presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates.  Such investments include corporate bonds, municipal bonds, U. S. Government bonds and mortgage-backed securities.  For our debt obligations, the table presents principal cash flows by expected maturity dates (including interest):

	Expected Maturity Date
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
As of March 31, 2008
Fixed Maturity Investments:
Fixed rate	$54,736	$88,314	$125,449	$123,320	$330,269	$754,752	$1,476,840
Weighted average interest rate	3.6%	3.8%	4.3%	4.4%	4.8%	5.5%	5.0%
Short-term investments	$576,415						$576,415
Debt and interest obligations:
Redeemable securities	2,501	$5,002	$5,002	$5,002	$5,002	$138,527	161,036

As of December 31, 2007
Fixed Maturity Investments:
Fixed rate	$134,897	$89,714	$93,470	$104,094	$370,166	$818,494	$1,610,835
Weighted average interest rate	4.1%	4.3%	4.8%	4.7%	5.1%	5.6%	5.2%
Short-term investments	$485,914						$485,914
Debt and interest obligations:
Convertible Notes (1)	1,216						1,216
Redeemable securities	5,002	$5,002	$5,002	$5,002	$5,002	$138,527	163,537

(1)

The Convertible Notes are shown with an expected maturity date in 2008 because as of December 31, 2007 we called the Convertible Notes for redemption. The Convertible Notes were converted in March 2008.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the terms of the indenture governing the Company’s 5.75% Convertible Senior Notes due 2023 (“Convertible Notes”), on March 27, 2008, holders converted the remaining $1,150,000 aggregate principal amount of the Convertible Notes.  Upon such conversion, in accordance with the terms of the indenture, the holders received 68,986 shares of the Company’s common stock, par value $1.00 per share.

The shares of common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid or given directly or indirectly for soliciting the transaction.

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

10.1                           Description of compensation of non-employee Directors effective January 1, 2008 (updated February 2008), a copy of which is filed herewith.

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

ZENITH NATIONAL INSURANCE CORP.

April 22, 2008	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

April 22, 2008	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)