Form 10-Q
period 2008-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2008-07-22
CIK 109261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐           No  ☒

At July 15, 2008, there were 37,249,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2008

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(Dollars and shares in thousands)	2008	2007
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $214,919 in 2008 and $244,537 in 2007)	$213,864	$240,950
At fair value (amortized cost $1,440,967 in 2008 and $1,365,127 in 2007)	1,417,392	1,366,298
Equity securities, at fair value (cost $69,006 in 2008 and $60,226 in 2007)	76,840	77,669
Short-term investments, at fair value (cost $379,922 in 2008 and $485,914 in 2007)	379,885	485,914
Other investments	34,738	19,688
Total investments	2,122,719	2,190,519
Cash	6,589	6,933
Accrued investment income	21,020	21,415
Premiums receivable	13,374	17,627
Reinsurance recoverables	316,845	346,082
Deferred policy acquisition costs	10,213	9,538
Deferred tax asset	60,876	45,719
Income tax receivable	10,710	8,654
Goodwill	20,985	20,985
Other assets	92,999	105,508
Total assets	$2,676,330	$2,772,980
Liabilities:
Unpaid losses and loss adjustment expenses	$1,343,216	$1,453,370
Unearned premiums	63,443	61,950
Policyholders’ dividends accrued	46,323	39,500
Convertible senior notes payable		1,135
Redeemable securities payable	58,353	58,350
Other liabilities	76,780	85,318
Total liabilities	1,588,115	1,699,623

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2008 and 2007
Common stock, $1 par, 100,000 shares authorized; issued 44,934 in 2008 and 44,802 in 2007; outstanding 37,239 in 2008 and 37,107 in 2007	44,934	44,802
Additional paid-in capital	469,353	464,932
Retained earnings	750,836	718,175
Accumulated other comprehensive (loss) income	(10,256)	12,100
	1,254,867	1,240,009
Treasury stock, at cost (7,695 shares in 2008 and 2007)	(166,652)	(166,652)
Total stockholders’ equity	1,088,215	1,073,357
Total liabilities and stockholders’ equity	$2,676,330	$2,772,980

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Revenues:
Net premiums earned	$154,368	$186,345	$313,400	$380,427
Net investment income	22,297	27,551	45,532	63,037
Net realized (losses) gains on investments	(2,298)	5,201	2,188	11,159
Total revenues	174,367	219,097	361,120	454,623

Expenses:
Losses and loss adjustment expenses incurred	65,549	48,974	120,321	114,244
Underwriting and other operating expenses:
Policy acquisition costs	27,419	31,064	55,753	61,859
Underwriting and other costs	30,491	31,992	62,276	66,935
Policyholders’ dividends	6,003	4,354	12,037	7,911
Interest expense	1,285	1,301	2,586	2,640
Total expenses	130,747	117,685	252,973	253,589
Income before tax	43,620	101,412	108,147	201,034
Income tax expense	15,220	36,112	37,847	71,234
Net income	$28,400	$65,300	$70,300	$129,800

Net income per common share:

Basic	$0.76	$1.76	$1.89	$3.50

Diluted	0.76	1.75	1.88	3.48

Cash dividends declared per common share	$0.50	$0.42	$1.00	$0.84

Comprehensive income:

Net income	$28,400	$65,300	$70,300	$129,800
Net change in unrealized appreciation on investments, net of tax	(22,783)	(15,762)	(22,356)	(17,606)
Comprehensive income	$5,617	$49,538	$47,944	$112,194

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Premiums collected	$326,155	$403,732
Investment income received	41,680	51,030
Losses and loss adjustment expenses paid	(201,848)	(220,129)
Underwriting and other operating expenses paid	(120,084)	(131,665)
Interest paid	(2,560)	(2,591)
Income taxes paid	(42,735)	(80,071)
Net cash provided by operating activities	608	20,306

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(549,405)	(96,808)
Equity securities available-for-sale	(85,500)	(50,783)
Other investments	(15,246)	(11,681)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	15,573	10,878
Fixed maturity securities available-for-sale	54,799	58,397
Other investments	841	1,205
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	429,244	79,119
Equity securities available-for-sale	78,403	55,865
Other investments		42
Net decrease (increase) in short-term investments	111,138	(19,865)
Capital expenditures and other	(3,303)	(10,783)
Net cash provided by investing activities	36,544	15,586

Cash flows from financing activities:
Cash dividends paid to common stockholders	(37,594)	(28,773)
Proceeds from exercise of stock options		196
Excess tax benefit on stock-based compensation	98	296
Net cash used in financing activities	(37,496)	(28,281)
Net (decrease) increase in cash	(344)	7,611
Cash at beginning of period	6,933	7,310
Cash at end of period	$6,589	$14,921

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Reconciliation of net income to net cash provided by operating activities:

Net income	$70,300	$129,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,328	4,835
Net accretion	(4,024)	(12,147)
Net realized gains on investments	(2,188)	(11,159)
Decrease (increase) in:
Accrued investment income	425	123
Premiums receivable	1,820	8,387
Reinsurance recoverables	29,228	(12,291)
Deferred policy acquisition costs	(675)	(231)
Net income taxes receivable	(4,888)	(8,837)
(Decrease) increase in:
Unpaid losses and loss adjustment expenses	(110,154)	(90,594)
Unearned premiums	1,493	1,011
Policyholders’ dividends accrued	6,823	2,737
Other	8,120	8,672
Net cash provided by operating activities	$608	$20,306

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007

Preferred stock, $1 par:
Beginning of period	None	None
End of period	None	None

Common stock, $1 par:
Beginning of period	$44,802	$44,722
Conversion of Convertible Notes	69
Exercise of stock options		9
Restricted stock vested	63	20
End of period	44,934	44,751

Additional paid-in capital:
Beginning of period	464,932	459,103
Conversion of Convertible Notes	1,223
Exercise of stock options		187
Excess tax benefit on stock-based compensation	227	111
Recognition of stock-based compensation expense	2,971	2,651
End of period	469,353	462,052

Retained earnings:
Beginning of period	718,175	590,715
Net income	70,300	129,800
Cash dividends declared to common stockholders	(37,639)	(31,402)
End of period	750,836	689,113

Accumulated other comprehensive income (loss):
Beginning of period	12,100	12,832
Net change in unrealized appreciation on investments, net of deferred tax and reclassification adjustment	(22,356)	(17,606)
End of period	(10,256)	(4,774)

Treasury stock, at cost	(166,652)	(166,652)

Total stockholders’ equity	$1,088,215	$1,024,490

Stockholders’ equity per outstanding common share	$29.22	$27.65

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally. In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts. Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries. The accompanying unaudited Consolidated Financial Statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information; with the instructions to Form 10-Q; and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of our financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications. Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Note 2. Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share and cash dividends declared per common share:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)		2008	2007	2008	2007
(A)	Net income	$28,400	$65,300	$70,300	$129,800
(B)	Interest expense on the Convertible Notes, net of tax	$	$12	$11	$24
(C)	Weighted average shares outstanding - basic	37,211	37,050	37,161	37,042
	Weighted average shares issued under the Restricted Stock Plan (treasury stock method)	186	159	174	149
	Weighted average shares issued in 2008 and issuable in 2007 upon conversion of the Convertible Notes		69	34	69
(D)	Weighted average shares outstanding — diluted	37,397	37,278	37,369	37,260
	Net income per common share:
(A)/(C)	Basic	$0.76	$1.76	$1.89	$3.50
((A)+(B))/(D)	Diluted	0.76	1.75	1.88	3.48

Cash dividends declared per common share		$0.50	$0.42	$1.00	$0.84

Note 3. Fair Value Measurements

Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The change in the fair value of these investments is recorded as other comprehensive income.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3. Fair Value Measurements (continued)

We adopted FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008. SFAS No. 159 permits us to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. The adoption of SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations because we did not elect to measure any eligible items using this fair value option. We believe the current accounting is appropriate for our investments and we have the ability to hold our investments for the long-term.

We also adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We determined that our fair value measurements were in accordance with the requirements of SFAS No. 157; therefore, the implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations. The implementation of SFAS No. 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.

SFAS No. 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

•                  Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes publicly traded equity securities; highly liquid U.S. Government notes, treasury bills and mortgage-backed securities issued by the Government National Mortgage Association; highly liquid cash management funds; and short-term certificates of deposit.

•                  Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and equity securities and short-term investments included in the Level 2 category

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3. Fair Value Measurements (continued)

were based on market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources. The Level 2 category includes corporate bonds, foreign government bonds, municipal bonds, redeemable preferred stocks and certain publicly traded common stocks with no trades on the measurement date.

•                  Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Level 3 category includes common stock investments that are not traded in an active market. This category consists primarily of a non-traded common stock investment with fair value estimated based on the net asset value of the company which is comprised principally of real estate holdings. A significant portion of the net asset value, excluding cash balances, is supported by independent real estate appraisals.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment-grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2008. These securities were classified as Level 2 at June 30, 2008 because the external valuation models use observable market inputs in addition to traded prices in determining fair value.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of June 30, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-Sale Investments:
Fixed Maturity Securities	$190,787	$1,226,605		$1,417,392
Equity Securities	29,944	8,424	$38,472	76,840
Short-term Investments	377,885	2,000		379,885
Total	$598,616	$1,237,029	$38,472	$1,874,117

The following table presents changes in Level 3 equity securities measured at fair value on a recurring basis for the six months ended June 30, 2008.

(Dollars in thousands)
Balance at December 31, 2007	$38,350
Unrealized losses included in other comprehensive income	(19)
Balance at March 31, 2008	38,331
Unrealized gains included in other comprehensive income	141
Balance at June 30, 2008	$38,472

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 4.  Investments

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.  The determination of an other-than-temporary decline in fair value includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary.  During the three and six months ended June 30, 2008, we recognized $8.5 million pre-tax write-downs on two securities because we determined that the decline in fair values met our presumption of other-than-temporary in the second quarter 2008.  There were no write-downs in 2007.

We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that our unrealized losses at June 30, 2008 are not other-than-temporary.  We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary.  We have consistently applied this presumption for over sixteen years.  We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

Note 5.  Policyholders’ Dividends

Most of our workers’ compensation policies are non-participating but we issue certain policies in which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Florida Dividends”).  As of June 30, 2008 and December 31, 2007, we accrued $25 million and $19 million, respectively, for estimated Florida Dividends payable for prior accident years.  Our ultimate obligation for Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

Note 6.  Debt

In March 2008, the remaining $1.1 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 2023 (“Convertible Notes”) was converted into 68,986 shares of our common stock.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 7.  Segment Information

Our business is comprised of the following segments: workers’ compensation, reinsurance and investments.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment.  Reinsurance principally consisted of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts with all contracts fully expired at the end of 2006; however, we will be paying assumed reinsurance claims for several years.  Income from the workers’ compensation and reinsurance segments is determined by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned.  Income from operations of the investments segment includes net investment income and net realized gains (losses) on investments, and we do not allocate investment income to the results of our workers’ compensation and reinsurance segments.  Loss from operations of the parent includes interest expense and the general operating expenses of Zenith National, a holding company, which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business.  The combined ratio, also referred to as the “calendar year combined ratio,” is the sum of the losses and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The losses and loss adjustment expense ratio is the percentage of net losses and loss adjustment expenses incurred to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 7.  Segment Information (continued)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended June 30, 2008
Revenues:
Net premiums earned	$153,856	$512			$154,368
Net investment income			$22,297		22,297
Net realized losses on investments			(2,298)		(2,298)
Total revenues	153,856	512	19,999		174,367
Interest expense				$(1,285)	(1,285)
Income (loss) before tax	26,491	(6)	19,999	(2,864)	43,620
Income tax expense (benefit)	9,940	(2)	6,285	(1,003)	15,220
Net income (loss)	$16,551	$(4)	$13,714	$(1,861)	$28,400
Combined ratio	82.8%	NM

Six Months Ended June 30, 2008
Revenues:
Net premiums earned	$312,593	$807			$313,400
Net investment income			$45,532		45,532
Net realized gains on investments			2,188		2,188
Total revenues	312,593	807	47,720		361,120
Interest expense				$(2,586)	(2,586)
Income (loss) before tax	66,499	(13)	47,720	(6,059)	108,147
Income tax expense (benefit)	24,515	(5)	15,458	(2,121)	37,847
Net income (loss)	$41,984	$(8)	$32,262	$(3,938)	$70,300
Combined ratio	78.7%	NM
As of June 30, 2008
Total Assets	$508,192	$9,189	$2,155,846	$3,103	$2,676,330

Three Months Ended June 30, 2007
Revenues:
Net premiums earned	$186,341	$4			$186,345
Net investment income			$27,551		27,551
Net realized gains on investments			5,201		5,201
Total revenues	186,341	4	32,752		219,097
Interest expense				$(1,301)	(1,301)
Income (loss) before tax	71,456	(210)	32,752	(2,586)	101,412
Income tax expense (benefit)	25,966	(76)	11,126	(904)	36,112
Net income (loss)	$45,490	$(134)	$21,626	$(1,682)	$65,300
Combined ratio	61.7%	NM

Six Months Ended June 30, 2007
Revenues:
Net premiums earned	$380,090	$337			$380,427
Net investment income			$63,037		63,037
Net realized gains on investments			11,159		11,159
Total revenues	380,090	337	74,196		454,623
Interest expense				$(2,640)	(2,640)
Income (loss) before tax	132,839	(360)	74,196	(5,641)	201,034
Income tax expense (benefit)	48,292	(131)	25,047	(1,974)	71,234
Net income (loss)	$84,547	$(229)	$49,149	$(3,667)	$129,800
Combined ratio	65.1%	NM
As of June 30, 2007
Total Assets	$448,090	$14,823	$2,280,027	$2,200	$2,745,140

NM = Not meaningful

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 7.  Segment Information (continued)

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net investment income	$22,297	$27,551	$45,532	$63,037
Net realized (losses) gains on investments	(2,298)	5,201	2,188	11,159
Income from investments segment	19,999	32,752	47,720	74,196
Income (loss) from:
Workers’ compensation segment	26,491	71,456	66,499	132,839
Reinsurance segment	(6)	(210)	(13)	(360)
Parent	(2,864)	(2,586)	(6,059)	(5,641)
Income before tax	43,620	101,412	108,147	201,034
Income tax expense	15,220	36,112	37,847	71,234
Net income	$28,400	$65,300	$70,300	$129,800

Note 8.  Stock-Based Compensation Plan

Under a restricted stock plan approved by our stockholders (“Restricted Stock Plan”) non-employee Directors and key employees are awarded shares of Zenith National’s common stock with restricted ownership rights.  Of the shares of stock granted to employees, 50% vest on the second anniversary of the grant date and the remaining 50% vest on the fourth anniversary of the grant date.  Shares granted to non-employee Directors vest on each of the first three anniversaries of the grant date in equal amounts.  The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date and is recognized as an expense over the vesting period of the awards.

In May 2008, stockholders approved an increase of 370,000 shares to be reserved for grants under the Restricted Stock Plan.  The following table provides information regarding the shares under the Restricted Stock Plan:

Number of shares authorized for grants since plan inception in 2004	995,000
Number of shares restricted	(410,000)
Number of shares vested	(221,000)
Number of shares available for future grants at June 30, 2008	364,000

Changes in restricted stock during 2008 were as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2007	453,000	$41.68
Vested	(7,000)	50.00
Restricted shares at March 31, 2008	446,000	41.56
Granted	20,000	39.30
Vested	(56,000)	34.77
Restricted shares at June 30, 2008	410,000	42.39

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 8.  Stock-Based Compensation Plan (continued)

Compensation expense recognized under the Restricted Stock Plan for the three months ended June 30, 2008 and 2007 was $0.9 million and $0.8 million after tax, respectively, and $2.0 million and $1.7 million after tax for the six months ended June 30, 2008 and 2007, respectively.

Unrecognized compensation expense before tax under the Restricted Stock Plan was $9.1 million and $11.5 million at June 30, 2008 and December 31, 2007, respectively.

Note 9.  Commitments and Contingencies

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

Note 10.  Income Tax

At June 30, 2008 and December 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

Tax years 2004 through 2007 and 2003 through 2007 are subject to examination by the federal and state taxing authorities, respectively.  There are no income tax examinations currently in process.

Note 11. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We currently do not expect the adoption of SFAS No. 141(R) to have a material impact, if any, on our consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 11. Recently Issued Accounting Pronouncements (continued)

distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We currently do not expect the adoption of SFAS No. 160 to have a material impact, if any, on our consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not affect our consolidated financial condition or results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items.  Statements containing words such as expect, anticipate, believe, estimate, likely or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: (1) competition; (2) payroll levels of our customers; (3) weakening economy; (4) adverse state and federal legislation and regulation; (5) changes in interest rates causing fluctuations of investment income and fair values of investments; (6) changes in the frequency and severity of claims and catastrophes; (7) adequacy of loss reserves; (8) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (9) losses associated with any terrorist attacks that impact our workers’ compensation business in excess of our reinsurance protection; (10) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and (11) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission (“SEC”).

Overview

Revenues.  Our revenues are comprised of the net premiums earned from our workers’ compensation and reinsurance segments; and net investment income and net realized gains (losses) from our investments segment.  Total revenues decreased in both the three and six months ended June 30, 2008 compared to the corresponding periods of 2007.

The decline in workers’ compensation premium revenues reflects both the reduction in premium rates due to favorable loss cost trends originating from the 2003 and 2004 legislative reforms in California and Florida, as well as the impact of competition.  Our operating goals do not include objectives for revenues or market share, but rather emphasize pricing and underwriting discipline to maintain profitability.  Our workers’ compensation premiums are discussed further under “Results of Operations — Workers’ Compensation Segment” on pages 19 to 21.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Income from the workers’ compensation segment.  Income before tax from our workers’ compensation segment in the three and six months ended June 30, 2008 was $26.5 million and $66.5 million, respectively, compared to $71.5 million and $132.8 million in the corresponding periods of 2007.  The decrease in income in 2008 compared to 2007 principally reflects reduced premium revenue and lower favorable loss reserve development.

Loss reserves.  We recognized pre-tax favorable development on prior accident years’ workers’ compensation loss reserve estimates of $15.0 million and $38.2 million in the three and six months ended June 30, 2008, respectively, compared to $44.0 million and $78.2 million in the corresponding periods of 2007.  Although the favorable development in 2008 is less than 2007, it reflects the favorable trends in the paid loss data for prior accident years.  We discuss our assumptions and the associated uncertainties on our loss reserve estimates under “Loss Reserves” on pages 23 to 30.

Investments segment.  Investment income decreased in both the three and six months ended June 30, 2008 compared to the corresponding periods of 2007 principally due to lower interest rates on fixed maturity investments in 2008 and the January 2007 receipt of a $7.3 million cash dividend from a common stock investment, before tax, or $4.9 million, after tax.  At both June 30, 2008 and December 31, 2007, $0.7 billion of the investment portfolio was in fixed maturities of two years or less.

In the three and six months ended June 30, 2008 we recognized $8.5 million pre-tax write-downs on two securities because we determined that the decline in fair values were other-than-temporary in the second quarter 2008 due to the amount and length of time for which the fair values were below cost.  There were no write-downs in 2007.

Stockholders’ equity.  Our stockholders’ equity per share was $29.22, $29.58 and $28.93 at June 30, 2008, March 31, 2008 and December 31, 2007, respectively.  Stockholders’ equity at June 30, 2008 includes unrealized losses in our investment portfolio, net of deferred tax (SFAS 115), of $0.28 per share compared to unrealized gains of $0.34 per share and $0.33 per share at March 31, 2008 and December 31, 2007, respectively.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and six months ended June 30, 2008 and 2007 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 7 to the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net investment income	$22,297	$27,551	$45,532	$63,037
Net realized (losses) gains on investments	(2,298)	5,201	2,188	11,159
Income from investments segment	19,999	32,752	47,720	74,196
Income (loss) from:
Workers’ compensation segment	26,491	71,456	66,499	132,839
Reinsurance segment	(6)	(210)	(13)	(360)
Parent	(2,864)	(2,586)	(6,059)	(5,641)
Income before tax	43,620	101,412	108,147	201,034
Income tax expense	15,220	36,112	37,847	71,234
Net income	$28,400	$65,300	$70,300	$129,800

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Workers’ Compensation Segment

Income before tax from our workers’ compensation segment was $26.5 million and $66.5 million for the three and six months ended June 30, 2008, respectively, compared to $71.5 million and $132.8 million for the corresponding periods of 2007.  The following provides additional information related to the decrease in income in the three and six months ended June 30, 2008 compared to the corresponding periods of 2007:

•                  Net premiums earned for the workers’ compensation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
California	$82,784	$101,851	$168,518	$211,816
Outside California	71,072	84,490	144,075	168,274
Total net premiums earned	$153,856	$186,341	$312,593	$380,090

Workers’ compensation net premiums earned decreased 17.4% and 17.8% in the three and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007, with California workers’ compensation net premiums earned decreasing 18.7% and 20.4% for the comparable periods.  These decreases reflect the reduction in premium rates due to favorable loss costs trends from the California and Florida legislative reforms, as well as the impact of competition.

•                  Favorable development on prior accident years’ loss reserve estimates was $15.0 million and $38.2 million in the three and six months ended June 30, 2008, respectively, compared to $44.0 million and $78.2 million in the corresponding periods in 2007.

•                  Policy acquisition costs are generally variable to net premiums earned.  However, underwriting and other costs are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.  Policyholders’ dividends for prior accident years increased $2.5 million and $5.0 million in the three and six months ended June 30, 2008, respectively.

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business.  The combined ratio, also referred to as the “calendar year combined ratio,” is the sum of the losses and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The losses and loss adjustment expense ratio is the percentage of net losses and loss adjustment expenses incurred to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.  When the calendar year combined ratio is adjusted to exclude prior period items, such as loss reserve development and policyholders’ dividends, it becomes the “accident year combined ratio,” a non-GAAP financial measure.

The key operating goal for our workers’ compensation segment is to achieve an underwriting profit and significantly out-perform the national workers’ compensation industry.  Historically, a combined ratio of 100% or lower was considered an excellent result, and in recent years we have achieved combined ratios significantly better than this target.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Workers’ compensation calendar year combined ratios, along with a reconciliation to the accident year combined ratios, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Calendar Year Combined Ratio	82.8%	61.7%	78.7%	65.1%
Prior Accident Year Items:
Favorable loss reserve development	9.7	23.6	12.2	20.6
Increase in policyholders’ dividends	(1.6)		(1.6)
Accident Year Combined Ratio	90.9%	85.3%	89.3%	85.7%

Each quarter we re-estimate our loss reserve estimates for prior accident years and our loss ratio estimates for the current accident year as we receive more information, and the changes in estimates are reflected in the period in which the changes are made.  The estimates we made for our loss costs in recent accident years are subject to considerable uncertainty because of fluctuating rates of claim cost inflation and deflation, and the impact of the 2003 and 2004 workers’ compensation legislative reforms in California and Florida.  These legislative reforms are described in our Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

We discuss the assumptions we made at June 30, 2008 about the inflation trends and associated uncertainties for recent accident years under “Loss Reserves” on pages 23 to 30.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed or to be billed on all unexpired policies at the date shown; and insured payroll is our best indicator of exposure.

	California				Outside California				Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls		Premiums in-force	Policies in-force	Insured Payrolls		Premiums in-force	Policies in-force	Insured Payrolls
June 30, 2008	$337.0	21,400	$7,865.4		$282.2	15,600	$11,628.1		$619.2	37,000	$19,493.5
December 31, 2007	359.3	22,100	8,108.8	(1)	310.8	16,200	11,875.7	(1)	670.1	38,300	19,984.5
June 30, 2007	417.1	23,200	8,777.1	(1)	333.4	16,700	12,253.8	(1)	750.5	39,900	21,030.9	(1)
December 31, 2006	501.2	24,600	9,487.4		332.8	16,600	11,744.4		834.0	41,200	21,231.8

(1)      Prior period insured payroll amounts have been adjusted as a result of a refinement in our databases and to more accurately align with the premium and policy in-force amounts.

Premiums in-force as of June 30, 2008 decreased compared to both December 31, 2007 and June 30, 2007 as a result of premium rate changes due to favorable loss cost trends from the California and Florida legislative reforms, as well as from the impact of competition.  Insured payroll, our best indicator of exposure, decreased 3.0% for California as of June 30, 2008 compared to December 31, 2007 and decreased 2.1% outside California.  For the twelve months ended December 31, 2007, insured payroll decreased 14.5% in California and increased 1.1% outside California.

In California, the state in which the largest volume of our workers’ compensation premiums are earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends.  As a result of favorable loss cost trends originating from the 2003 and 2004 legislative reforms, we have reduced our California premium rates in a manner that we believe deals prudently with the

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

uncertainty regarding the long-term outcome of loss cost trends for recent accident years.  These manual rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision annually; and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics.  The following table sets forth the manual rate change percentages in California, as well as the change in the average rates charged in California on renewal business for each period.  The change in the average renewal rate takes into consideration changes in manual rates as well as the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Policy Renewal Date	Manual Rate Change	Average Renewal Charged Rate Change
July 1, 2003 – June 30, 2004	0.0%	(4.0)%
July 1, 2004 – June 30, 2005	(11.0)	(12.0)
July 1, 2005 – June 30, 2006	(24.0)	(31.0)
July 1, 2006 – June 30, 2007	(9.0)	(13.0)
July 1, 2007 – June 30, 2008	0.0	(8.0)
July 1, 2008	0.0

In California, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends advisory pure premium rates for workers’ compensation insurance and the California Department of Insurance (“California DOI”) adopts and publishes advisory pure premium rates.  Pure premium rates cover expected loss costs but do not contain an element to cover operating expenses or profit.  The WCIRB did not propose a July 1, 2008 pure premium rate change and the California DOI did not adopt changes to the advisory pure premium rates for July 1, 2008.  Notwithstanding this process, our California premium rate decisions are based on data about loss costs trends and upon any modification to the workers’ compensation system while maintaining our goal of achieving underwriting profits and out-performing the industry.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Reinsurance Segment

In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts.  All contracts fully expired at the end of 2006; however, we will be paying assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations, consisting of changes to loss reserve estimates, adjustments to contractual premium and operating expenses.  During the three and six months ended June 30, 2008 and 2007 we did not make any material changes to our ultimate loss estimates.

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

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section beginning on page 30.

Parent

The parent loss reflects the interest expense and general operating expenses of the holding company, Zenith National, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Interest expense	$(1,285)	$(1,301)	$(2,586)	$(2,640)
Parent expenses	(1,579)	(1,285)	(3,473)	(3,001)
Parent loss	$(2,864)	$(2,586)	$(6,059)	$(5,641)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses (“loss reserves”) as of the balance sheet date.  Our loss reserves were as follows:

(Dollars in millions)	June 30, 2008	December 31, 2007
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,290	$1,390
Less: Receivable from reinsurers for unpaid losses	296	326
Unpaid losses and loss adjustment expenses, net of reinsurance	$994	$1,064
Reinsurance segment:
Unpaid losses and loss adjustment expenses, gross and net of reinsurance receivable	$53	$63
Total:
Unpaid losses and loss adjustment expenses	$1,343	$1,453
Less: Receivable from reinsurers for unpaid losses	296	326
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,047	$1,127

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

At June 30, 2008 and December 31, 2007, IBNR and bulk reserves included in loss reserves, net of reinsurance recoverables, were as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Workers’ compensation segment	$239,744	$294,105
Reinsurance segment	10,776	10,266
Total IBNR & bulk reserves	$250,520	$304,371

We perform a comprehensive review of our loss reserves at the end of every quarter.  Estimating loss reserves is a complex process which involves a combination of actuarial techniques and management judgment.  Because we have a long history in the workers’ compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates.

Favorable development of our workers’ compensation loss reserves in 2008 and 2007 reflects management’s assessment of ultimate loss trends and loss reserve estimates after considering all relevant data, including continuing favorable paid loss trends as a result of the California and Florida legislative reforms and the reduction in the number of California expensive claims relative to the total number of claims in recent accident years.  The loss reserve estimates recorded in the financial statements (“carried reserves”) were higher than the actuarial point estimates by approximately $29 million at June 30, 2008 and $41 million at December 31, 2007.  Management considered the carried reserves to be within an acceptable range of the actuarial point estimates at each reporting period after considering the additional factors and uncertainties discussed below.  The differences between the actuarial point estimate and the carried reserves were principally caused by the differences in the assumptions used by management for workers’ compensation claim cost inflation (deflation) as compared to the inflation (deflation) assumptions produced using actuarial methods.  For example, early indications from the workers’ compensation paid claim data for the accident years affected by the legislative reforms pointed to stronger deflationary trends than the assumptions we used in early estimates of the ultimate cost of claims; and management’s assessment of the ultimate cost of claims incorporated other factors including the uncertainty surrounding the long-term outcome of inflation trends, the assumption that it would take several years for enough data about the expensive claims to be known, the trend of increasing severity (inflation) in the accident years prior to the reforms, and the fact that in certain years prior to the legislative reforms our loss reserves proved to be inadequate.  As the data for these accident years has matured, uncertainty surrounding the ultimate outcome of the workers’ compensation claim costs diminished and both the actuarial point estimates and our carried reserves were reduced.  The difference between our carried loss reserves and our actuarial point estimates also decreased over time. We believe our loss reserve estimates as of June 30, 2008 are adequate. However, we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Principal Uncertainties.  In our workers’ compensation business the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant.  The greater part of the challenge in estimating our loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year.  The principal uncertainty in our workers’ compensation loss reserve estimates is caused by changes in severity as reflected in the inflation or deflation trends.  Severity is the average cost of a claim as measured by the total cost of claims for a year divided by the number of claims in that year.  The annual rate of claim cost inflation (or deflation) is the year over year percentage change in claim severity. Inflation or deflation is attributable to several factors which include changes in health care costs, legislative reforms to the workers’ compensation system and the number of expensive claims relative to the total number of claims in a year.  Expensive claims are those involving permanent partial disability (“PPD”) of an injured worker and are paid over several years.  The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and benefits for dependents.  Historically in California, the expensive claims have contributed about 20% of the number of claims and 90% of the cost of all claims.

We believe the worsening economy is an emerging risk and it is not yet known how it may affect our business and our open claims, if at all.

Actuarial Estimation Process.  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation.  However, these various methods do not produce separate point estimates.  Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, Bornhuetter-Ferguson indications and claim count methods.  A customized method is used for more recent accident years related to business written in California to focus on the impacts of the legislative reforms in determining loss reserves.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open.  For recent accident years related to business written outside of California, our actuarial point selections are also based on the incurred loss development methods because our actuaries believe this method most accurately reflects the required reserves based on their analysis of the data and understanding of the claim environments in which we operate.  For the more recent accident years related to business written in California, our actuaries use a loss reserving model which estimates the differing effects of the 2003 and 2004 legislative reforms on the following five categories of benefit types: (1) temporary disability indemnity, (2) vocational rehabilitation, (3) permanent disability indemnity, (4) medical costs, and (5) allocated expense.  For each of these types of benefits, our actuaries review the historical paid trends and make adjustments to reflect the known effects of the reforms (e.g., limitations on temporary disability indemnity benefits and eliminating vocational rehabilitation benefits).  Our actuaries then use judgment to forecast ultimate inflation rates for each benefit type allowing for the late emergence of costs for the most serious cases based on historical trends. The selected inflation rate produces an estimate of loss reserves for each benefit type.  This method responds gradually to each quarter’s actual paid loss information.  The actuarial point estimate is then determined by weighing this customized method with the paid loss methods to give some weight to the methodology used by the WCIRB in estimating ultimate losses for the entire California industry.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Role of Management.  Management reviews the actuarial point estimate each quarter and establishes a loss reserve estimate in the financial statements that primarily gives weight to the actuarial estimate, but also incorporates judgment regarding the inherent uncertainties of ultimate loss costs.  These uncertainties include the length of time required to settle long-term, expensive cases, combined with the effects of medical care inflation and uncertainties in the long-term outcome of the legislative reforms including the ultimate number of expensive cases.  The carried reserves are not determined solely on the paid loss trends as we do not believe it is appropriate to extrapolate the trends on early claim payments to the entire population of claims in recent accident years because sufficient data is not yet known about the more costly claims.  Considerable judgment is used in determining our inflation or deflation assumptions and each quarter we consider and evaluate the most recent trends, new information and the payment of additional claims, as well as the inherent uncertainties discussed previously.

Recent Trends and New Information.  The recent trends and the new information received during the second quarter and six months of 2008 are discussed below.

In previous reports filed with the SEC, we discussed the favorable impact of declining claim frequency on our estimates of ultimate loss costs, particularly for the California PPD claims (expensive claims).  The 2008 accident year reflects a lower frequency in California PPD claims as compared to 2007, continuing the downward trend that started in 2003.  In addition, we noted an increase in the number of expensive claims for the 2008 accident year in the second quarter compared to the first quarter 2008.  Six months of data is not conclusive and we will monitor this trend throughout the year as we get more data.  The frequency of California PPD claims for accident year 2007 increased by approximately 11% in the first six months of 2008 as compared to December 31, 2007, but did not change significantly from March 31, 2008.  Historical trends show that the ultimate number of expensive claims for each accident year is not apparent until 36 months has elapsed because the level of permanent disability is initially estimated early in the claim based upon the available medical information.  The final assessment of a claimant’s permanent disability occurs when the claimant has reached a permanent and stationary medical status.  The following table shows the trend in the number of California PPD claims at various dates:

	Number of California PPD Claims Reported After Number of Months
Accident Year	6	18	30	42	54	66	78
2002	1,628	2,952	2,783	2,729	2,687	2,675	2,671
2003	2,342	3,324	3,014	2,866	2,846	2,839
2004	2,206	3,160	2,725	2,627	2,608
2005	2,546	2,748	2,608	2,544
2006	1,329	2,276	2,269
2007	985	2,010
2008	807

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The following table shows the California PPD claims from the previous table in relation to insured payroll:

	California PPD Claims per $10 million of Insured Payroll After Number of Months
Accident Year	6	18	30	42	54	66	78
2002	5.0	4.5	4.3	4.2	4.1	4.1	4.1
2003	6.2	4.4	4.0	3.8	3.7	3.7
2004	4.9	3.5	3.0	2.9	2.9
2005	4.8	2.6	2.5	2.4
2006	2.7	2.3	2.3
2007	2.3	2.3
2008	2.1

As shown in the table above, there is a sharply decreasing trend in the frequency of California PPD claims compared to the payroll exposure.  Even though our insured payroll exposure grew during the five-year period beginning 2002, the number of California PPD claims is down, producing a nearly 50% reduction in California PPD claims per $10 million of our insured payroll. A comparison of the statistics from 2002 - 2003 to subsequent years illustrates the benefits of the reforms.  However, the impact of the reduction in expensive claims on the paid loss trends for the most recent accident years is not yet significant due to the longer time lag in settling and paying these claims.

In previous reports filed with the SEC, we also discussed the impact of settlements on the recent paid loss trends, as well as on our estimates of ultimate loss costs.  Expensive claims often result in some form of a settlement with the injured worker which generally takes place many years after the injury.  As the percentage of settlements increases for the expensive claims, the uncertainty in our estimates of the ultimate loss costs for these accident years diminishes.  During 2007 and 2008, the rate of settlement of the California PPD claims has increased.  For the 2006 accident year, we have settled 42% of the California PPD claims as of June 30, 2008 compared to 29% for accident year 2005 as of June 30, 2007.  While we believe that faster settlement of these claims will favorably impact our ultimate loss costs, we believe it is temporarily causing the paid inflation factor to be higher than the inflation factor used in our estimate of ultimate losses for the 2006 and subsequent accident years.

We also evaluate loss information for the entire California industry in estimating our ultimate loss costs for each accident year.  On June 12, 2008, the WCIRB released its current estimate of California workers’ compensation loss experience based on data through March 31, 2008.  The WCIRB projects an ultimate accident year loss ratio of 52% for the 2007 accident year, which is a 14 percentage point increase over their estimated 2006 ultimate accident year loss ratio of 38% and a 23 percentage point increase over their estimated 2005 ultimate accident year loss ratio of 29%.  The WCIRB’s estimate of the amount by which the California workers’ compensation industry’s reported loss reserves are redundant for all accident years is $8.3 billion.  We do not believe that the WCIRB’s estimate of reserve redundancy is representative of our situation, and therefore we do not believe this information should be used to estimate redundancies in our loss reserves.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Quarter Ended June 30, 2008.  At June 30, 2008, the workers’ compensation accident year paid loss inflation rates in our paid loss data and the assumptions of accident year inflation rates (deflation rates are shown in parentheses) in our estimates of ultimate losses for prior accident years were as follows:

(Dollars in thousands)	Estimated Ultimate Losses (A)	Average Paid Loss per Claim Annual Inflation (Deflation) Evaluated After Number of Months									Assumed Inflation (Deflation) in Estimated Ultimate Losses
Accident Year		18	30	42	54	66	78	90	102	114	June 30, 2008	March 31, 2008	December 31, 2007
1999	$221,287	15%	13%	15%	15%	15%	15%	15%	15%	15%	16%	16%	16%
2000	240,290	10	11	12	13	13	13	12	12		13	14	14
2001	311,181	15	15	15	15	15	14	15			16	16	16
2002	320,365	2	3	4	4	3	4				5	6	6
2003	318,209	4	1	(3)	(4)	(4)					(2)	(2)	2
2004	293,830	(8)	(14)	(15)	(15)						(14)	(15)	(10)
2005	337,275	(4)	(8)	(7)							(6)	(6)	(11)
2006	334,842	7	9								4	4	(4)
2007	309,149	6									1	1	(3)
2008	123,417										(5)	(7)

(A)          Estimated ultimate losses for an accident year represent the estimated aggregate amount we expect to pay for all claims that will be reported for that year for losses and allocated loss adjustment expenses. Loss reserves are the liability for the unpaid portion of ultimate losses, computed by subtracting the amount paid from the ultimate loss estimate as of the balance sheet date.

When we estimate our loss reserves, we do so in the aggregate for all years and then allocate them to each accident year.  This allows us to look at the year-over-year change in claim severity, or inflation, our most important concept for understanding adequate loss reserve estimates.  By allocating loss reserves to individual accident years, we produce an implied rate of inflation for each year.  The allocation of loss reserves between accident years is less certain for more recent accident years for which there is less loss data and therefore greater uncertainty regarding the ultimate cost of claims.  Any changes in our assumptions about inflation rates for a particular accident year could also cause a change in our loss reserve estimates for each subsequent accident year, although our view of the adequacy of the total loss reserve estimate may be changed or unchanged.

During the second quarter 2008 our paid loss trends for prior accident years continued to be stable.  We therefore decreased our estimated ultimate losses for accident years 2000 through 2003 by $15 million to more closely reflect the paid trends.  The estimated ultimate losses for accident years 2004 through 2007 remained unchanged from March 31, 2008.  For the six months ended June 30, 2008, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $38.2 million, representing 3.6% of our estimated workers’ compensation loss reserves, net of reinsurance, at December 31, 2007 and 12.2% of our workers’ compensation net premiums earned in the six months ended June 30, 2008.  In comparison, for the six months ended June 30, 2007, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $78.2 million, representing 6.5% of our estimated workers’ compensation loss reserves at December 31, 2006, and 20.6% of our workers’ compensation net premiums earned in the six month ended June 30, 2007.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Our 2008 accident year losses and loss adjustment expense ratio increased to 50.5% for the six months ended June 30, 2008 compared to 49.0% for the first three months of 2008, reflecting the increase in the number of expensive claims in the second quarter compared to the first quarter (although accident year 2008 continues to reflect a lower frequency of expensive claims compared to 2007).  The percentage decline in premium and the percentage decline in expensive claims are about the same for the first six months of 2008 compared to 2007.  As a result, the 2008 accident year losses and loss adjustment expense ratio was 50.5% for the six months ended June 30, 2008 compared to the 2007 accident year losses and loss adjustment expense ratio of 50.6% reported for the six months ended June 30, 2007.

Impact of Different Inflation Assumptions.  Different assumptions about the inflation or deflation rates would change our workers’ compensation loss reserve estimates, and a material change is reasonably possible although we cannot predict if, and to what extent, such a change will occur.  A change in the assumed inflation rate for any particular accident year would change our estimate of ultimate losses for that accident year by an amount equal to the change in the inflation rate multiplied by the estimated loss for that year.  Such a change in the inflation rate for a particular accident year would also change the estimated ultimate loss for each subsequent accident year.  As illustrated in the following table, if the average annual inflation rate for each of the accident years 2001 through 2008 were decreased by one percentage point in each year, our loss reserve estimates at June 30, 2008 would decrease by approximately $96 million; and if the average annual inflation rate for each of the accident years 2001 through 2008 were increased by one percentage point in each year, our loss reserve estimates at June 30, 2008 would increase by approximately $100 million.

(Dollars in thousands)	Assumption Currently Used			1% Decrease			1% Increase
Accident Year	Assumed Inflation (Deflation) Rate	(a) Cumulative Inflation Factor	(b) Estimated Ultimate Losses	Assumed Inflation (Deflation) Rate	(c) Cumulative Inflation Factor	[[(c)/(a)]x(b)] Estimated Ultimate Losses	Assumed Inflation (Deflation) Rate	(d) Cumulative Inflation Factor	[[(d)/(a)]x(b)] Estimated Ultimate Losses
2001	16%	1.160	$311,181	15%	1.150	$308,498	17%	1.170	$313,864
2002	5	1.218	320,365	4	1.196	314,578	6	1.240	326,152
2003	(2)	1.194	318,209	(3)	1.160	309,148	(1)	1.228	327,270
2004	(14)	1.027	293,830	(15)	0.986	282,100	(13)	1.068	305,560
2005	(6)	0.965	337,275	(7)	0.917	320,499	(5)	1.015	354,750
2006	4	1.004	334,842	3	0.945	315,165	5	1.066	355,519
2007	1	1.014	309,149	0	0.945	288,112	2	1.087	331,405
2008	(5)	0.963	123,417	(6)	0.888	113,805	(4)	1.044	133,798
			$2,348,268			$2,251,905			$2,448,318

					Change	$(96,363)		Change	$100,050

We believe our loss reserve estimates are adequate.  However, the actual ultimate inflation (or deflation) rate will not be known with any certainty for several years.  We assume that general health care inflation trends will continue and will impact our long-term claims costs and loss reserves.  The extent to which this may be offset by continuing benefits from the legislative reforms and the reduction in the number of California expensive claims is uncertain.  Additionally, the impact, if any, of the worsening economy on our claim costs is not yet known.  We will continue to evaluate our best estimate of inflation (or deflation) rates and loss reserves every quarter to reflect the most current data.

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

Investments

The decrease in investment income in the six months ended June 30, 2008 compared to the corresponding period in 2007 was principally due to lower interest rates on fixed maturity investments in 2008 and the January 2007 receipt of a $7.3 million cash dividend on a common stock investment, before tax, or $4.9 million after tax.  The average annual yields on the investment portfolio in the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Before Tax (1)	4.3%	5.2%	4.3%	5.2%
After Tax	2.9%	3.5%	2.9%	3.5%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

Our investment portfolio was comprised as follows:

	June 30, 2008	December 31, 2007
Fixed maturity investments	77%	73%
Short-term investments	18	22
Equity securities	4	4
Other investments	1	1
	100%	100%

Our fixed maturity portfolio was comprised of the following:

	June 30, 2008	December 31, 2007
Corporate bonds	64%	71%
Municipal bonds	12	9
GNMA securities*	12	14
U. S. government bonds	11	5
Other securities	1	1
	100%	100%

* GNMA securities are mortgage-backed securities issued by the Government National Mortgage Association and are guaranteed by the U. S. Government.

As of June 30, 2008 and December 31, 2007 we did not have any sub-prime mortgages, derivative securities or other credit-enhancement exposures. Mortgage securities are limited only to those guaranteed by the U. S. Government.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Our municipal bond portfolio at June 30, 2008 was comprised of the following:

(Dollars in thousands)	Average Credit Rating (Moody’s)	Fair Value	Net Unrealized Gain (Loss)
Municipal bonds:
Insured by Berkshire Hathaway	Aaa	$49,333	$722
Insured by other bond insurers (1)	Aa2	91,223	216
Pre-refunded (2)	Aa2 to Aa1	19,431	(3)
Uninsured	Aa2 to Aa1	40,603	114
Total municipal bonds	Aa2 to Aa1	$200,590	$1,049

(1) Average credit rating of underlying issuers is Aa3.

(2) Pre-refunded municipal bonds in our portfolio are collateralized by investments in U. S. Government securities.

Of the fixed maturity portfolio, including short-term investments, approximately 93% were rated investment grade at both June 30, 2008 and December 31, 2007.  The average maturity of the fixed maturity portfolio, including short-term investments, was 4.6 and 3.9 years at June 30, 2008 and December 31, 2007, respectively.  The duration of the fixed maturity portfolio, including short-term investments, was approximately 3 years at both June 30, 2008 and December 31, 2007.

At both June 30, 2008 and December 31, 2007, approximately 90% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities.  Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in our Consolidated Balance Sheets, with changes in fair value recorded as a component of other comprehensive income in the period the change is made.

Stockholders’ equity decreased by $22.4 million, after deferred tax, from December 31, 2007 to June 30, 2008 as a result of changes in the fair values of investments classified as available-for-sale.

Our internal investments department manages our investment portfolio and we do not rely on external portfolio managers.  We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates, as well as changes in the credit quality of the companies in which we have invested or changes in general market conditions.

The unrealized net (losses) gains on available-for-sale investments were as follows:

	Fixed Maturity, Including Short-term Investments		Equity
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax
June 30, 2008	$(23,612)	$(15,348)	$7,834	$5,092
December 31, 2007	1,171	762	17,443	11,338

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The fair values of our available-for-sale investments are determined using the market approach which is based on prices and other relevant information generated by market transactions involving identical or comparable assets.  For equity securities traded in active markets, we obtain closing prices from major stock markets.  For the majority of our fixed income securities, fair values are generated by external valuation models which use observable market inputs in addition to traded prices for both identical and comparable assets. We use mid-market quotes as the basis for the fair value of highly liquid U.S. Government securities (includes U.S. Treasury Notes and Bills, and GNMAs).  We also use other well-established independent market sources to determine the fair value of a small number of our securities.

The fair value of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.  At June 30, 2008, the fair value of these securities classified as Level 3 under SFAS No. 157 was $38.5 million or approximately 2% of the total assets measured at fair value.  The estimated fair value of Level 3 securities consists primarily of the net asset value of a company which is comprised principally of real estate holdings.  A significant portion of the net asset value, excluding cash balances, is supported by independent real estate appraisals.

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  Unrealized losses on fixed maturity securities at June 30, 2008 are principally attributable to the impact of increases in interest rates, rather than declines in the credit quality of these investments.

We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments.  The determination of an other-than-temporary decline in fair value includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary.  During the three and six months ended June 30, 2008, we recognized $8.5 million pre-tax write-downs on two securities because we determined that the decline in fair values met our presumption of other-than-temporary in the second quarter 2008.  There were no write-downs in 2007.

We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that our unrealized losses at June 30, 2008 are not other-than-temporary.  We base this conclusion on our current understanding of the issuers of these securities, as described above, and because we have established a presumption that an unrealized loss of a significant amount for a specific period of time is other-than-temporary.  We have consistently applied this presumption for over sixteen years.  We also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

At June 30, 2008, gross unrealized gains and losses in our investment portfolio were as follows:

	Unrealized
(Dollars in thousands)	Gains	Losses
Fixed maturity securities (including short-term investments)	$10,672	$(33,229)
Equity securities	13,402	(5,568)
Total unrealized gains (losses)	$24,074	$(38,797)
Percent of total investment portfolio (Fair Value)	1%	2%

The table below sets forth information about securities with unrealized losses at June 30, 2008:

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value as a % of Cost Basis
Fixed maturity securities (including short-term investments) with unrealized losses:
Individually exceeding $0.5 million and for:
Less than 3 months (10 issues)	$274,247	$(8,534)	97%
3-6 months (2 issues)	9,763	(1,191)	89
6-12 months (1 issue)	4,526	(895)	84
Greater than 12 months (7 issues)	85,611	(11,045)	89
Individually less than $0.5 million (139 issues)	878,708	(11,564)	99
Total	$1,252,855	$(33,229)	97
Equity securities with unrealized losses:
Individually exceeding $0.5 million and for:
Less than 3 months (2 issues)	$7,849	$(2,166)	78%
3-6 months (1 issue)	3,970	(1,470)	73
Individually less than $0.5 million (9 issues)	12,792	(1,932)	87
Total	$24,611	$(5,568)	82

The scheduled maturity dates for fixed maturity securities, including short-term investments, with unrealized losses at June 30, 2008 are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(Dollars in thousands)	Unrealized Losses	Fair Value
Due in 1 year or less	$(53)	$326,782
Due after 1 year through 5 years	(6,986)	391,265
Due after 5 years through 10 years	(20,875)	468,228
Due after 10 years	(5,315)	66,580
Total	$(33,229)	$1,252,855

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The following is a summary of securities sold at a loss in the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Fixed maturity securities:
Realized losses on sales	$(834)	None	$(5,545)	$(1,188)
Fair value at the date of sale	127,794		145,976	19,383
Number of securities sold	8		15	5
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(287)		$(714)	$(15)
6-12 months	(547)		(1,708)
Greater than 12 months			(3,123)	(1,173)
Equity securities:
Realized losses on sales	$(1,246)	None	$(2,095)	$(114)
Fair value at the date of sale	18,280		25,938	2,105
Number of securities sold	10		16	3
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(466)		$(1,315)	$(109)
3-6 months	(359)		(359)
6-12 months				(5)
Greater than 12 months	(421)		(421)

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested, prior to their use in such disbursements, and investment income provides additional cash receipts.  At both June 30, 2008 and December 31, 2007, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries were $0.6 billion.  We expect to pay our obligations as they become due from our liquidity, and from our assets, if needed.

The following is a summary of our net cash provided by operating activities in the six months ended June 30, 2008 and 2007.  The reduction in net cash flow from our workers’ compensation business in 2008 compared to 2007 primarily reflects the impact of decreased premium.

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Net cash flow from workers’ compensation business	$17,017	$72,222
Net cash used in reinsurance business	(8,971)	(18,594)
Investment income received	41,680	51,030
Interest and other expenses paid by parent	(6,383)	(4,281)
Income taxes paid	(42,735)	(80,071)
Net cash provided by operating activities	$608	$20,306

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Zenith National requires cash to pay any dividends declared to our stockholders, make interest and principal payments on our outstanding debt obligations, fund operating expenses and, from time to time, make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments in Zenith National were $72.5 million and $83.6 million at June 30, 2008 and December 31, 2007, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet our requirements for liquidity in the short-term and long-term.

In March 2008, the remaining $1.1 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 2023 (“Convertible Notes”) was converted into 68,986 shares of our common stock.

Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends.  During 2008, Zenith Insurance will be able to pay up to $122.1 million of dividends to Zenith National without prior approval of the California DOI.  Zenith Insurance paid $30.0 million in dividends to Zenith National in each of the six months ended June 30, 2008 and 2007.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk – the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity investments to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer.  Our investments in mortgage securities are limited only to those guaranteed by the U. S. Government.  At June 30, 2008, we did not have sub-prime mortgages, derivative securities or other credit-enhancement exposures.

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

	Expected Maturity Date
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
As of June 30, 2008
Fixed Maturity Investments:
Fixed rate	$39,510	$87,855	$221,684	$101,592	$242,660	$939,010	$1,632,311
Weighted average interest rate	3.7%	4.2%	3.6%	5.1%	5.5%	5.9%	5.3%
Short-term investments	$379,885						$379,885
Debt and interest obligations:
Redeemable securities	2,501	$5,002	$5,002	$5,002	$5,002	$138,527	161,036

As of December 31, 2007
Fixed Maturity Investments:
Fixed rate	$134,897	$89,714	$93,470	$104,094	$370,166	$818,494	$1,610,835
Weighted average interest rate	4.1%	4.3%	4.8%	4.7%	5.1%	5.6%	5.2%
Short-term investments	$485,914						$485,914
Debt and interest obligations:
Convertible Notes (1)	1,216						1,216
Redeemable securities	5,002	$5,002	$5,002	$5,002	$5,002	$138,527	163,537

(1)   The Convertible Notes were converted in March 2008.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting of Zenith National was held on May 13, 2008.  Three matters were presented to a vote of the stockholders.

The first matter was the election of Directors.  The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld
Max M. Kampelman	33,252,149	1,055,603
Robert J. Miller	33,163,641	1,144,111
Leon E. Panetta	33,559,856	747,896
Catherine B. Reynolds	33,822,667	485,085
Alan I. Rothenberg	33,502,187	805,565
William S. Sessions	33,300,511	1,007,241
Gerald Tsai, Jr. (1)	32,666,170	1,641,582
Michael Wm. Zavis	33,689,336	618,416
Stanley R. Zax	33,302,025	1,005,727

(1) Deceased July 9, 2008.

With respect to the election of Directors, there were no votes cast against any Director and no abstentions.  Broker non-votes are not applicable to the election of Directors.

The second matter was a vote to approve an increase of 370,000 shares of Common Stock reserved for awards under the Zenith National Insurance Corp. 2004 Restricted Stock Plan.  The tabulation of the votes for the increase, which was approved, follows:

Votes
For	27,132,169
Against	1,261,567
Abstain	1,027,917
Broker Non-Votes	4,886,099

The third matter was a vote to ratify the appointment of PricewaterhouseCoopers LLP as Zenith’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008. The tabulation of votes for the appointment, which was ratified, follows:

Votes
For	33,453,308
Against	834,761
Abstain	19,683
Broker Non-Votes	0

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 6.  Exhibits

3.1

Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated by reference to Exhibit 3.1 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

3.2	Bylaws of Zenith National Insurance Corp. (Incorporated by reference to Exhibit 3.9 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.1

Third Amended and Restated Zenith National Insurance Corp. 2004 Restricted Stock Plan (as amended and restated May 13, 2008). (Incorporated by reference to Exhibit 10.1 to Zenith’s Current Report on Form 8-K filed on May 13, 2008.)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which is filed herewith.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZENITH NATIONAL INSURANCE CORP.

July 22, 2008	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

July 22, 2008	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)