Form 10-Q
period 2008-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2008-10-20
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐           No  ☒

At October 15, 2008, there were 37,254,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2008

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(Dollars and shares in thousands)	2008	2007
Assets:
Investments:
Fixed maturity investments:
At amortized cost (fair value $210,271 in 2008 and $244,537 in 2007)	$208,382	$240,950
At fair value (amortized cost $1,273,719 in 2008 and $1,365,127 in 2007)	1,188,178	1,366,298
Equity securities, at fair value (cost $59,813 in 2008 and $60,226 in 2007)	62,685	77,669
Short-term investments, at fair value (cost $512,868 in 2008 and $485,914 in 2007)	513,544	485,914
Other investments	56,617	19,688
Total investments	2,029,406	2,190,519
Cash	5,890	6,933
Accrued investment income	19,982	21,415
Premiums receivable	11,984	17,627
Reinsurance recoverables	299,543	346,082
Deferred policy acquisition costs	9,683	9,538
Deferred tax asset	91,220	45,719
Income tax receivable	9,035	8,654
Goodwill	20,985	20,985
Other assets	98,365	105,508
Total assets	$2,596,093	$2,772,980
Liabilities:
Unpaid losses and loss adjustment expenses	$1,305,796	$1,453,370
Unearned premiums	60,112	61,950
Policyholders’ dividends accrued	47,639	39,500
Convertible senior notes payable		1,135
Redeemable securities payable	58,355	58,350
Other liabilities	79,636	85,318
Total liabilities	1,551,538	1,699,623

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $1 par, 1,000 shares authorized; none issued or outstanding in 2008 and 2007
Common stock, $1 par, 100,000 shares authorized; issued 44,949 in 2008 and 44,802 in 2007; outstanding 37,254 in 2008 and 37,107 in 2007	44,949	44,802
Additional paid-in capital	470,942	464,932
Retained earnings	748,610	718,175
Accumulated other comprehensive (loss) income	(53,294)	12,100
Treasury stock, at cost (7,695 shares in 2008 and 2007)	(166,652)	(166,652)
Total stockholders’ equity	1,044,555	1,073,357
Total liabilities and stockholders’ equity	$2,596,093	$2,772,980

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Revenues:
Net premiums earned	$152,962	$184,612	$466,362	$565,039
Net investment income	22,873	26,056	68,405	89,093
Net realized (losses) gains on investments	(8,883)	4,701	(6,695)	15,860
Total revenues	166,952	215,369	528,072	669,992

Expenses:
Losses and loss adjustment expenses incurred	75,297	63,658	195,618	177,902
Underwriting and other operating expenses:
Policy acquisition costs	27,543	31,957	83,296	93,816
Underwriting and other costs	31,146	30,728	93,422	97,663
Policyholders’ dividends	5,604	(11,615)	17,641	(3,704)
Interest expense	1,284	1,303	3,870	3,943
Total expenses	140,874	116,031	393,847	369,620
Income before tax	26,078	99,338	134,225	300,372
Income tax expense	9,478	34,838	47,325	106,072
Net income	$16,600	$64,500	$86,900	$194,300

Net income per common share:

Basic	$0.45	$1.74	$2.34	$5.24

Diluted	0.44	1.73	2.32	5.21

Cash dividends declared per common share	$0.50	$0.50	$1.50	$1.34

Comprehensive (loss) income:

Net income	$16,600	$64,500	$86,900	$194,300
Net change in unrealized (losses) gains on investments, net of tax	(43,038)	6,936	(65,394)	(10,670)
Comprehensive (loss) income	$(26,438)	$71,436	$21,506	$183,630

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Premiums collected	$483,579	$591,211
Investment income received	64,191	69,141
Losses and loss adjustment expenses paid	(297,046)	(329,674)
Underwriting and other operating expenses paid	(188,040)	(206,129)
Interest paid	(5,107)	(5,171)
Income taxes paid	(56,694)	(115,034)
Net cash provided by operating activities	883	4,344

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities held-to-maturity		(48,602)
Fixed maturity securities available-for-sale	(696,311)	(435,279)
Equity securities available-for-sale	(104,354)	(74,891)
Other investments	(37,190)	(13,276)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity	20,997	17,972
Fixed maturity securities available-for-sale	70,508	104,100
Other investments	1,528	3,627
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	719,552	190,139
Equity securities available-for-sale	105,131	106,211
Other investments		42
Net (increase) decrease in short-term investments	(20,408)	201,139
Capital expenditures and other	(5,299)	(11,571)
Net cash provided by investing activities	54,154	39,611

Cash flows from financing activities:
Cash dividends paid to common stockholders	(56,420)	(44,475)
Proceeds from exercise of stock options		196
Excess tax benefit on stock-based compensation	340	167
Net cash used in financing activities	(56,080)	(44,112)
Net decrease in cash	(1,043)	(157)
Cash at beginning of period	6,933	7,310
Cash at end of period	$5,890	$7,153

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007

Reconciliation of net income to net cash provided by operating activities:

Net income	$86,900	$194,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,369	7,182
Net accretion	(5,037)	(17,173)
Net realized losses (gains) on investments	6,695	(15,860)
Decrease (increase) in:
Accrued investment income	1,425	(2,802)
Premiums receivable	4,830	9,784
Reinsurance recoverables	46,524	(99,022)
Net income taxes receivable	(10,569)
(Decrease) increase in:
Unpaid losses and loss adjustment expenses	(147,574)	(48,837)
Unearned premiums	(1,838)	(2,484)
Policyholders’ dividends accrued	8,139	(15,904)
Net income taxes payable		(8,962)
Other	5,019	4,122
Net cash provided by operating activities	$883	$4,344

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007

Preferred stock, $1 par:
Beginning of period	None	None
End of period	None	None

Common stock, $1 par:
Beginning of period	$44,802	$44,722
Conversion of Convertible Notes	69
Exercise of stock options		9
Restricted stock vested	78	36
End of period	44,949	44,767

Additional paid-in capital:
Beginning of period	464,932	459,103
Conversion of Convertible Notes	1,223
Exercise of stock options		187
Excess tax benefit on stock-based compensation	283	255
Recognition of stock-based compensation expense	4,504	3,919
End of period	470,942	463,464

Retained earnings:
Beginning of period	718,175	590,715
Net income	86,900	194,300
Cash dividends declared to common stockholders	(56,465)	(50,097)
End of period	748,610	734,918

Accumulated other comprehensive income (loss):
Beginning of period	12,100	12,832
Net change in unrealized gains on investments, net of deferred tax and reclassification adjustment	(65,394)	(10,670)
End of period	(53,294)	2,162

Treasury stock, at cost	(166,652)	(166,652)

Total stockholders’ equity	$1,044,555	$1,078,659

Stockholders’ equity per outstanding common share	$28.04	$29.10

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.  The accompanying unaudited Consolidated Financial Statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information; with the instructions to Form 10-Q; and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal, recurring adjustments) necessary for a fair statement of our financial position and results of operations for the periods presented have been included.  The results of operations for an interim period are not necessarily indicative of the results for an entire year.  For further information, refer to the Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications.  Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Note 2.  Net Income and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per common share and cash dividends declared per common share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)		2008	2007	2008	2007
(A)	Net income	$16,600	$64,500	$86,900	$194,300
(B)	Interest expense on the Convertible Notes, net of tax		$12	$11	$36
(C)	Weighted average shares outstanding - basic	37,248	37,060	37,190	37,048
	Weighted average shares issued under the Restricted Stock Plan (treasury stock method)	176	165	174	155
	Weighted average shares issued in 2008 and issuable in 2007 upon conversion of the Convertible Notes		69	23	69
(D)	Weighted average shares outstanding – diluted	37,424	37,294	37,387	37,272
	Net income per common share:
(A)/(C)	Basic	$0.45	$1.74	$2.34	$5.24
((A)+(B))/(D)	Diluted	0.44	1.73	2.32	5.21

Cash dividends declared per common share		$0.50	$0.50	$1.50	$1.34

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

We also adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  We determined that our fair value measurements were in accordance with the requirements of SFAS No. 157; therefore its implementation did not have any impact on our consolidated financial condition or results of operations, but did result in expanded disclosures about securities measured at fair value, as discussed below.

SFAS No. 157 established a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).  The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of each instrument at the measurement date. The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

•                  Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3. Fair Value Measurements (continued)

that are readily and regularly available in an active market.  The Level 1 category includes publicly traded equity securities; highly liquid U.S. Government short-term notes and treasury bills, mortgage-backed securities issued by the Government National Mortgage Association; highly liquid cash management funds; and short-term certificates of deposit.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  The Level 2 category includes corporate bonds, foreign government bonds, municipal bonds, redeemable preferred stocks and certain publicly traded common stocks with no trades on the measurement date.

•                  Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.  The fair value of certain privately held or thinly traded securities is determined using internal analytical methods based on the best information available.  The estimated fair value of Level 3 equity securities consists primarily of the net asset value of a company based in the United Kingdom.  A significant portion of the net asset value of this equity investment, excluding cash balances, is comprised principally of real estate holdings supported by independent appraisals.  The estimated fair value for this investment also includes foreign currency fluctuations. In September 2008, we invested $9.4 million in a fixed maturity security representing our participation in a commercial senior secured term loan.  We determined that the estimated fair value of this fixed maturity approximates amortized cost at September 30, 2008.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of September 30, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Fixed maturity securities	$21,612	$1,157,162	$9,404	$1,188,178
Equity securities	21,563	6,739	34,383	62,685
Short-term investments	513,544			513,544
Total	$556,719	$1,163,901	$43,787	$1,764,407

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3. Fair Value Measurements (continued)

The following tables present changes in Level 3 equity and fixed maturity securities measured at fair value on a recurring basis for the three and nine months ended September 30, 2008.

(Dollars in thousands)	Fixed Maturity Securities	Equity Securities
Balance at June 30, 2008	$	$38,472
Change in unrealized gains included in other comprehensive income (1)		(4,089)
Purchases	9,404
Balance at September 30, 2008	$9,404	$34,383

(Dollars in thousands)
Balance at December 31, 2007	$	$38,350
Change in unrealized gains included in other comprehensive income (1)		(3,967)
Purchases	9,404
Balance at September 30, 2008	$9,404	$34,383

(1) Changes in unrealized gains represent foreign currency fluctuation.

Note 4.  Investments

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments. During the three and nine months ended September 30, 2008, we recognized $15.3 million and $23.8 million, respectively, of pre-tax investment write-downs.  In September 2008, we recorded impairment charges for our fixed income investment in Lehman Brothers Holdings Inc. as a result of its bankruptcy filing, and for our equity investment in American International Group, Inc. as a result of the substantial decline in its stock price related to the dilution caused by the U.S. Government bailout.  In June 2008, we recorded impairment charges on two other securities because we determined that the decline in fair values was other-than-temporary due to the extent and duration of the decline.  The write-downs were partially offset by net realized gains on investments during the three and nine months ended September 30, 2008.  There were no write-downs in 2007.

We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  We have established a presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary, in addition to issuer specific events.  We have consistently applied this presumption for over sixteen years.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  We believe that our unrealized losses at September 30, 2008 are temporary and base this

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 4.  Investments (continued)

conclusion on our current understanding of the issuers of these securities, as described above, and because we also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.  It is possible that we could recognize future impairment losses on some securities we own at September 30, 2008 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

Note 5.  Policyholders’ Dividends

Most of our workers’ compensation policies are non-participating but we issue certain policies in which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.

In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Florida Dividends”).  As of September 30, 2008 and December 31, 2007, we accrued $27 million and $19 million, respectively, for estimated Florida Dividends payable for prior accident years.  During the third quarter of 2007, we reduced our accrual for estimated Florida Dividends by $15 million to $19 million at September 30, 2007 to reflect changes in our direct loss reserves, as well as the legislation enacted in California (the domiciliary state of our insurance subsidiaries) which eliminated the excess statutory reserves effective January 1, 2008.  Our ultimate obligation for Florida Dividends is dependent on our filings with the Florida Department of Insurance and on our prescribed loss reserves included in our annual statutory financial statements.

Note 6.  Debt

In March 2008, the remaining $1.1 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 2023 (“Convertible Notes”) was converted into 68,986 shares of our common stock.

Note 7.  Segment Information

Our business is comprised of the following segments: workers’ compensation, reinsurance and investments.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment.  Reinsurance principally consisted of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts with all contracts fully expired at the end of 2006; however, we will be paying assumed reinsurance claims for several years.  Income from the workers’ compensation and reinsurance segments is determined by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned.  Income from operations of the investments segment includes net investment income and net realized gains or losses on investments.  We do not allocate investment income to the results of other segments.  Loss from operations of the parent includes interest expense and the general operating expenses of Zenith National, a holding company, which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

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

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended September 30, 2008
Revenues:
Net premiums earned	$152,731	$231			$152,962
Net investment income			$22,873		22,873
Net realized losses on investments			(8,883)		(8,883)
Total revenues	152,731	231	13,990		166,952
Interest expense				$(1,284)	(1,284)
Income (loss) before tax	15,268	(94)	13,990	(3,086)	26,078
Income tax expense (benefit)	6,304	(35)	4,289	(1,080)	9,478
Net income (loss)	$8,964	$(59)	$9,701	$(2,006)	$16,600
Combined ratio	90.0%	NM

Nine Months Ended September 30, 2008
Revenues:
Net premiums earned	$465,324	$1,038			$466,362
Net investment income			$68,405		68,405
Net realized losses on investments			(6,695)		(6,695)
Total revenues	465,324	1,038	61,710		528,072
Interest expense				$(3,870)	(3,870)
Income (loss) before tax	81,767	(107)	61,710	(9,145)	134,225
Income tax expense (benefit)	30,819	(40)	19,747	(3,201)	47,325
Net income (loss)	$50,948	$(67)	$41,963	$(5,944)	$86,900
Combined ratio	82.4%	NM
As of September 30, 2008
Total Assets	$500,238	$9,296	$2,083,974	$2,585	$2,596,093

Three Months Ended September 30, 2007
Revenues:
Net premiums earned	$184,602	$10			$184,612
Net investment income			$26,056		26,056
Net realized gains on investments			4,701		4,701
Total revenues	184,602	10	30,757		215,369
Interest expense				$(1,303)	(1,303)
Income (loss) before tax	74,743	(3,166)	30,757	(2,996)	99,338
Income tax expense (benefit)	26,717	(1,143)	10,313	(1,049)	34,838
Net income (loss)	$48,026	$(2,023)	$20,444	$(1,947)	$64,500
Combined ratio	59.5%	NM

Nine Months Ended September 30, 2007
Revenues:
Net premiums earned	$564,692	$347			$565,039
Net investment income			$89,093		89,093
Net realized gains on investments			15,860		15,860
Total revenues	564,692	347	104,953		669,992
Interest expense				$(3,943)	(3,943)
Income (loss) before tax	207,582	(3,526)	104,953	(8,637)	300,372
Income tax expense (benefit)	75,009	(1,274)	35,360	(3,023)	106,072
Net income (loss)	$132,573	$(2,252)	$69,593	$(5,614)	$194,300
Combined ratio	63.2%	NM
As of September 30, 2007
Total Assets	$538,705	$10,077	$2,267,002	$2,577	$2,818,361

NM = Not meaningful

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 7.  Segment Information (continued)

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net investment income	$22,873	$26,056	$68,405	$89,093
Net realized (losses) gains on investments	(8,883)	4,701	(6,695)	15,860
Income from investments segment	13,990	30,757	61,710	104,953
Income (loss) from:
Workers’ compensation segment	15,268	74,743	81,767	207,582
Reinsurance segment	(94)	(3,166)	(107)	(3,526)
Parent	(3,086)	(2,996)	(9,145)	(8,637)
Income before tax	26,078	99,338	134,225	300,372
Income tax expense	9,478	34,838	47,325	106,072
Net income	$16,600	$64,500	$86,900	$194,300

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

In May 2008, stockholders approved an increase of 370,000 shares to be reserved for grants under the Restricted Stock Plan.  The following table provides information regarding the shares under the Restricted Stock Plan:

Number of shares authorized for grants since plan inception in 2004	995,000
Number of shares restricted	(395,000)
Number of shares vested	(236,000)
Number of shares available for future grants at September 30, 2008	364,000

Changes in restricted stock during 2008 were as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2007	453,000	$41.68
Granted	20,000	39.30
Vested	(78,000)	36.81
Restricted shares at September 30, 2008	395,000	42.51

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 8.  Stock-Based Compensation Plan (continued)

Compensation expense recognized under the Restricted Stock Plan for the three months ended September 30, 2008 and 2007 was $1.0 million and $0.9 million after tax, respectively, and $3.0 million and $2.6 million after tax for the nine months ended September 30, 2008 and 2007, respectively.

Unrecognized compensation expense before tax under the Restricted Stock Plan was $7.6 million and $11.5 million at September 30, 2008 and December 31, 2007, respectively.  This amount is recognized over the remaining vesting period of the restricted shares.

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

Note 10.  Income Tax

At September 30, 2008 and December 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

Tax years 2003 through 2007 are subject to examination by the state taxing authorities.  Tax years 2005 and 2006 are currently being examined by the Internal Revenue Service.

Note 11. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired company.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of SFAS No. 141(R) to have a material impact, if any, on our consolidated financial condition and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have any impact on our disclosures since we do not engage in derivative or hedging activities.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting.  Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  FSP EITF 03-6-01 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data.  Early adoption is not permitted.  We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated results of operations or earnings per share.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statement have not been issued. We adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on our consolidated statements of financial position, consolidated statements of operations, and our disclosures.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items.  Statements containing words such as expect, anticipate, believe, estimate, likely or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: (1) impact of the current unprecedented volatility in the financial markets, including the duration of the crisis and effectiveness of governmental solutions; (2) weakening economy, including impact on our customers’ businesses; (3) competition; (4) payroll levels of our customers; (5) adverse state and federal legislation and regulation; (6) changes in interest rates causing fluctuations of investment income and fair values of investments; (7) changes in the frequency and severity of claims and catastrophes; (8) adequacy of loss reserves; (9) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (10) losses associated with any terrorist attacks that impact our workers’ compensation business in excess of our reinsurance protection; (11) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and (12) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission (“SEC”).

Overview

Revenues.  Our revenues are comprised of the net premiums earned from our workers’ compensation segment, and net investment income and net realized gains from our investments segment.  Total revenues decreased in both the three and nine months ended September 30, 2008 compared to the corresponding periods of 2007.

The decline in workers’ compensation premium revenues reflects both the reduction in premium rates due to favorable loss cost trends originating from the 2003 and 2004 legislative reforms in California and Florida, as well as the impact of competition.  Our risk reward strategy emphasizes pricing and underwriting discipline to maintain profitability rather than focusing on revenue or market share.  Our workers’ compensation premiums are discussed further under “Workers’ Compensation Segment” beginning on page 19.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Workers’ compensation segment.  Income before tax from our workers’ compensation segment in the three and nine months ended September 30, 2008 was $15.3 million and $81.8 million, respectively, compared to $74.7 million and $207.6 million in the corresponding periods of 2007.  The decrease in income in 2008 compared to 2007 principally reflects (i) reduced premium revenue; (ii) lower favorable year-to-date loss reserve development for prior accident years; (iii) a higher current accident year combined ratio; and (iv) an increase in policyholders’ dividends for prior accident years in 2008 versus a decrease in 2007.  See “Workers’ Compensation Segment” beginning on page 19.

The 2008 accident year estimated loss ratio is 38.9% at September 30, 2008 compared to 33.8% estimated for the 2007 accident year at nine months.  During the third quarter 2008, we increased our estimate of the 2008 accident year loss ratio from the estimate of 35.0% at June 30, 2008 which reduced underwriting income in the third quarter.  The 2008 accident year loss ratio continues to be superb but is higher than prior periods. Declines in the number of claims relative to our exposures continue, however, loss ratios reflect the impact of premium rate reductions in California and Florida combined with increasing medical costs in California.  Expense ratios have increased as premium has declined, and reflect our commitment to our service strategy which we believe is a crucial element in our long history of outperforming industry loss ratios.

Loss reserves.  We recognized pre-tax favorable development on prior accident years’ workers’ compensation loss reserve estimates of $23.6 million and $61.8 million in the three and nine months ended September 30, 2008, respectively, compared to $24.9 million and $103.1 million in the corresponding periods of 2007.  Although the favorable development in 2008 is less than 2007, it reflects the favorable trends for prior accident years.  We discuss our loss reserve estimates under “Loss Reserves” beginning on page 23.

Investments segment.  Investment income decreased in both the three and nine months ended September 30, 2008 compared to the corresponding periods of 2007 principally due to lower earnings on short-term investments in 2008 and the January 2007 receipt of a $7.3 million cash dividend from a common stock investment, before tax.  At both September 30, 2008 and December 31, 2007, $0.7 billion of the investment portfolio was in fixed maturities of two years or less.

In the three and nine months ended September 30, 2008, we recognized $15.3 million and $23.8 million, respectively, of pre-tax investment write-downs.  In September 2008, we recorded impairment charges for our fixed income investment in Lehman Brothers Holdings Inc. as a result of its bankruptcy filing, and for our equity investment in American International Group, Inc. as a result of the substantial decline in its stock price related to the dilution caused by the U.S. Government bailout.  In June 2008, we recorded impairment charges on two other securities because we determined that the decline in fair values was other-than-temporary due to the extent and duration of the decline.  The write-downs were partially offset by net realized gains on investments during the three and nine months ended September 30, 2008.  There were no write-downs in 2007.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Stockholders’ equity.  Our stockholders’ equity per share was $28.04, $29.22 and $28.93 at September 30, 2008, June 30, 2008 and December 31, 2007, respectively.  Stockholders’ equity at September 30, 2008 and June 30, 2008 is net of unrealized losses in our investment portfolio, after deferred tax, of $1.43 per share and $0.28 per share, respectively.  December 31, 2007 stockholders’ equity includes unrealized gains in our investment portfolio, after deferred tax, of $0.33 per share.  The decline in fair values in our investment portfolio in the third quarter 2008 is primarily attributable to widening credit spreads on investment-grade corporate securities.  It is possible that we could recognize future impairment losses on some securities we own at September 30, 2008 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

The following table provides a reconciliation of stockholders’ equity per share to reflect the impact of net unrealized investment (losses) gains after tax on our stockholders’ equity per share.

	September 30,	June 30,	December 31,
(Dollars are per outstanding common share)	2008	2008	2007
Stockholders’ equity excluding unrealized (losses) gains on investments, net of tax	$29.47	$29.50	$28.60
Unrealized (losses) gains on investments, net of tax	(1.43)	(0.28)	0.33
Stockholders’ equity	$28.04	$29.22	$28.93

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and nine months ended September 30, 2008 and 2007 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 7 to the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net investment income	$22,873	$26,056	$68,405	$89,093
Net realized (losses) gains on investments	(8,883)	4,701	(6,695)	15,860
Income from investments segment	13,990	30,757	61,710	104,953
Income (loss) from:
Workers’ compensation segment	15,268	74,743	81,767	207,582
Reinsurance segment	(94)	(3,166)	(107)	(3,526)
Parent	(3,086)	(2,996)	(9,145)	(8,637)
Income before tax	26,078	99,338	134,225	300,372
Income tax expense	9,478	34,838	47,325	106,072
Net income	$16,600	$64,500	$86,900	$194,300

Workers’ Compensation Segment

Income before tax from our workers’ compensation segment was $15.3 million and $81.8 million for the three and nine months ended September 30, 2008, respectively, compared to $74.7 million and $207.6 million for the corresponding periods of 2007.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The following provides additional information related to the decrease in income in the three and nine months ended September 30, 2008 compared to the corresponding periods of 2007:

•                  Net premiums earned for the workers’ compensation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
California	$85,990	$103,315	$254,508	$315,131
Outside California	66,741	81,287	210,816	249,561
Total net premiums earned	$152,731	$184,602	$465,324	$564,692

Workers’ compensation net premiums earned decreased 17.3% and 17.6% in the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007.  These decreases reflect the reduction in premium rates due to favorable loss costs trends from the California and Florida legislative reforms, as well as our risk reward strategy, which emphasizes pricing and underwriting discipline to maintain profitability in a highly competitive environment.

•                  Favorable development on prior accident years’ loss reserve estimates was $23.6 million and $61.8 million in the three and nine months ended September 30, 2008, respectively, compared to $24.9 million and $103.1 million in the corresponding periods in 2007.

•                  Our accident year estimated loss ratio increased to 38.9% for the nine months ended September 30, 2008 compared to 35.0% for the first six months of 2008 and 33.8% for the nine months ended September 30, 2007.  The higher 2008 accident year loss ratio reflects the impact of premium rate reductions in California and Florida combined with increasing medical costs in California.

•                  Policy acquisition costs are generally variable to net premiums earned.  However, underwriting and other costs are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.  Policyholders’ dividends for prior accident years increased $2.5 million and $7.5 million in the three and nine months ended September 30, 2008, respectively, compared to a reduction of $15.0 million in both the three and nine months ended September 30, 2007.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Workers’ compensation calendar year combined ratios, along with a reconciliation to the accident year combined ratios for the three and nine months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended September 30,
	2008			2007
	Calendar Year	Favorable (Unfavorable) Prior Period Development	Current Accident Year	Calendar Year	Favorable (Unfavorable) Prior Period Development	Current Accident Year
Losses	33.9%	13.0%	46.9%	19.2%	11.9%	31.1%
Loss adjustment expenses	15.2	2.5	17.7	13.6	1.6	15.2
Underwriting and other operating expenses (1)	40.9	(1.6)	39.3	26.7	8.2	34.9
Combined ratio	90.0%	13.9%	103.9%	59.5%	21.7%	81.2%

	Nine Months Ended September 30,
	2008			2007
	Calendar Year	Favorable (Unfavorable) Prior Period Development	Current Accident Year	Calendar Year	Favorable (Unfavorable) Prior Period Development	Current Accident Year
Losses	27.4%	11.5%	38.9%	17.8%	16.0%	33.8%
Loss adjustment expenses	14.5	1.8	16.3	13.0	2.3	15.3
Underwriting and other operating expenses (1)	40.5	(1.6)	38.9	32.4	2.7	35.1
Combined ratio	82.4%	11.7%	94.1%	63.2%	21.0%	84.2%

(1)   Prior period development for underwriting and other operating expenses represents changes in estimated policyholders’ dividends for prior accident years.

Each quarter we re-estimate our loss reserves for prior accident years and our loss ratio for the current accident year as we receive more information.  Changes in estimates are reflected in the period in which the changes are made.  We discuss our loss reserve estimates under “Loss Reserves” beginning on page 23.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed or to be billed on all unexpired policies at the date shown; and insured payroll is our best indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls
September 30, 2008	$325.7	20,600	$7,538.8	$267.3	15,200	$11,302.4	$593.0	35,800	$18,841.2
December 31, 2007	359.3	22,100	8,108.8	310.8	16,200	11,875.7	670.1	38,300	19,984.5
September 30, 2007	389.9	22,700	8,455.8	320.1	16,500	11,976.4	710.0	39,200	20,432.2
December 31, 2006	501.2	24,600	9,487.4	332.8	16,600	11,744.4	834.0	41,200	21,231.8

Premiums in-force as of September 30, 2008 decreased compared to both December 31, 2007 and September 30, 2007 as a result of premium rate changes due to favorable loss cost trends from the California and Florida legislative reforms, as well as from the impact of competition.  Insured payroll, our best indicator of exposure, decreased 5.7% in the nine months ended September 30, 2008.  For comparison, insured payroll decreased 5.9% in the twelve months ended December 31, 2007.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

In California, the state in which the largest volume of our workers’ compensation premiums are earned, we set our own rates based upon actuarial analysis of current and anticipated cost trends.  As a result of favorable loss cost trends originating from the 2003 and 2004 legislative reforms, we have reduced our California premium rates in a manner that we believe deals prudently with the uncertainty regarding the long-term outcome of loss cost trends for recent accident years.  These manual rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision annually and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics.  The following table sets forth the manual rate change percentages in California, as well as the change in the average rates charged in California on renewal business for each period.  The change in the average renewal rate takes into consideration changes in manual rates as well as the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Policy Renewal Date	Manual Rate Change	Average Renewal Charged Rate Change
July 1, 2003 – June 30, 2004	0.0%	(4.0)%
July 1, 2004 – June 30, 2005	(11.0)	(12.0)
July 1, 2005 – June 30, 2006	(24.0)	(31.0)
July 1, 2006 – June 30, 2007	(9.0)	(13.0)
July 1, 2007 – June 30, 2008	0.0	(8.0)
July 1, 2008	0.0

In California, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends advisory pure premium rates for workers’ compensation insurance and the California Department of Insurance (“California DOI”) adopts and publishes advisory pure premium rates.  Pure premium rates cover expected loss costs but do not contain an element to cover operating expenses or profit.  In September 2008, the WCIRB proposed a 16% increase in the January 1, 2009 pure premium rates; however, the California DOI has not yet published changes to the advisory pure premium rates for January 1, 2009.  Notwithstanding this process, our California premium rate decisions are based on data about loss costs trends and upon any modification to the workers’ compensation system while maintaining our goal of achieving underwriting profits and out-performing the industry.  Due to the increasing medical costs in California, we expect to increase rates effective January 1, 2009.

In Florida, the state in which the second largest amount of our workers’ compensation premium is earned, premium rates for workers’ compensation insurance are set by the Florida Department of Insurance (“Florida DOI”).  Manual rate change percentages in Florida are as follows:

Effective date of change	Manual Rate Change
January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)
January 1, 2008	(18.4)
January 1, 2009	(18.6)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Reinsurance Segment

In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts.  For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007 and our previous 2008 Quarterly Reports on Form 10-Q.

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section beginning on page 28.

Parent

The parent loss reflects the interest expense and general operating expenses of the holding company, Zenith National, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Interest expense	$(1,284)	$(1,303)	$(3,870)	$(3,943)
Parent expenses	(1,802)	(1,693)	(5,275)	(4,694)
Parent loss	$(3,086)	$(2,996)	$(9,145)	$(8,637)

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses (“loss reserves”) as of the balance sheet date.  Our loss reserves were as follows:

(Dollars in millions)	September 30, 2008	December 31, 2007
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,256	$1,390
Less: Receivable from reinsurers for unpaid losses	281	326
Unpaid losses and loss adjustment expenses, net of reinsurance	$975	$1,064
Reinsurance segment:
Unpaid losses and loss adjustment expenses, gross and net of reinsurance receivable	$50	$63
Total:
Unpaid losses and loss adjustment expenses	$1,306	$1,453
Less: Receivable from reinsurers for unpaid losses	281	326
Unpaid losses and loss adjustment expenses, net of reinsurance	$1,025	$1,127

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

At September 30, 2008 and December 31, 2007, IBNR and bulk reserves included in loss reserves, net of reinsurance recoverables, were as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Workers’ compensation segment	$221,783	$294,105
Reinsurance segment	10,276	10,266
Total IBNR & bulk reserves	$232,059	$304,371

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

Favorable development of our workers’ compensation loss reserves in 2008 and 2007 reflects management’s assessment of ultimate loss trends and loss reserve estimates after considering all relevant data, including favorable paid loss trends as a result of the California and Florida legislative reforms and the reduction in the number of California expensive claims relative to the total number of claims in recent accident years.  The loss reserve estimates recorded in the financial statements (“carried reserves”) at September 30, 2008 reflect the actuarial point estimate.  In prior periods the carried reserves have been higher than the actuarial point estimate.  As of December 31, 2007 our carried reserves were $41 million higher than the actuarial estimate.  The differences between the actuarial point estimate and the carried reserves in prior periods were principally caused by the differences in the assumptions used by management for workers’ compensation claim cost inflation (deflation) as compared to the inflation (deflation) assumptions produced using actuarial methods.  Due to the long-tail nature of the business and the uncertainties in estimating ultimate loss costs caused by the significant uncertainties of the 2003 and 2004 legislative reforms on ultimate loss costs, management’s assessment of the ultimate benefits of the reforms lagged those produced by actuarial techniques.  As the data for these accident years has matured, the uncertainty surrounding the ultimate outcome of the workers’ compensation claim costs has diminished and management believes the actuarial point estimate reflects the best estimate for loss reserves at September 30, 2008.  We believe our loss reserve estimates as of September 30, 2008 are adequate; however, we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

In prior periods we presented paid loss inflation (deflation) by accident year as well as our assumptions for accident year inflation (deflation) rates used in our estimates of ultimate losses.  This information was presented to provide insight into the significant changes occurring as a result of the legislative reforms, as well as management’s ongoing assessment of the ultimate benefits of these reforms in estimating loss reserves.  We are no longer providing the annual inflation table because with the passage of time and as the data has matured, the differences between the paid and carried inflation factors over several years is minimal.

Our actuaries consider medical inflation by evaluating longer term trends.  During the accident years just prior to the legislative reforms (1998 - 2002), we experienced double digit medical inflation. During 2003 and 2004, reforms enacted in Florida and California provided both immediate medical cost reductions and more control over future medical costs.  These reforms included reductions in the medical fee schedules, provision for medical networks, and medical treatment guidelines.  Our loss estimates for these two years reflect an average 6% per year deflation in medical costs.  For the accident years following the reforms we are experiencing a return to inflation and our loss reserve estimates reflect a 5% per year medical inflation rate for 2005 through 2008.  Our premium rates are established based on our forecast of future medical inflation.  During the reform years, we reduced our premium rates based on the expected decrease in medical costs, combined with the other benefits of the reforms.  Because we are expecting future medical inflation to be greater than that of recent years we expect to increase premium rates effective January 1, 2009.

Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, recent trends and new information received, and the impact of different medical inflation assumptions on workers’ compensation loss reserve estimates.

Principal Uncertainties.  In our workers’ compensation business the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant.  The greater part of the challenge in estimating our loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year.  The uncertainties considered include the ultimate number of expensive cases and the length of time required to settle long-term, expensive cases, combined with the effects of medical inflation.  Expensive claims are those involving permanent partial disability (“PPD”) of an injured worker and are paid over several years.  The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and benefits for dependents.  Historically in California, the expensive claims have constituted about 20% of the number of claims and 90% of the cost of all claims.

We believe the worsening economy is an emerging risk and it is not yet known how it may affect our business and our open claims, if at all.

Actuarial Estimation Process.  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation.  However, these various methods do not produce separate point estimates.  Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, Bornhuetter-Ferguson indications and claim count methods.  A customized method is used for more recent accident years related to business written in California to focus on the impacts of the legislative

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

reforms in determining loss reserves.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open.  For recent accident years related to business written outside of California, our actuarial point selections are also based on the incurred loss development methods because our actuaries believe this method most accurately reflects the required reserves based on their analysis of the data and understanding of the claim environments in which we operate.  For the more recent accident years related to business written in California, our actuaries use a loss reserving model which estimates the differing effects of the 2003 and 2004 legislative reforms on the following five categories of benefit types: (1) temporary disability indemnity, (2) vocational rehabilitation, (3) permanent disability indemnity, (4) medical costs, and (5) allocated loss adjustment expense.  For each of these types of benefits, our actuaries review the historical paid trends and make adjustments to reflect the known effects of the reforms (e.g., limitations on temporary disability indemnity benefits and eliminating vocational rehabilitation benefits).  Our actuaries then use judgment to forecast ultimate inflation rates for each benefit type allowing for the late emergence of costs for the most serious cases based on historical trends. The selected inflation rate produces an estimate of loss reserves for each benefit type.  This method responds gradually to each quarter’s actual paid loss information

Role of Management.  Management reviews the actuarial point estimate each quarter as well as all relevant information regarding recent legislative reforms, claim payment trends and settlement practices of the Company.  Because the uncertainties of the effects of the reforms have diminished, management has established a loss reserve estimate in the financial statements that reflects the actuarial point estimate as its best estimate for loss reserves at September 30, 2008.

Recent Trends and New Information.  The recent trends and the new information received during the third quarter and nine months of 2008 are discussed below.

In previous reports, we discussed the favorable impact of declining claim frequency on our estimates of ultimate loss costs, particularly for the California PPD claims (expensive claims).  Historical trends show that the ultimate number of expensive claims for each accident year is not apparent until 36 months has elapsed because the level of permanent disability is initially estimated early in the claim based upon the available medical information.  The final assessment of a claimant’s permanent disability

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

occurs when the claimant has reached a permanent and stationary medical status.  The following table shows the trend in the number of California PPD claims at various dates:

	Number of California PPD Claims Reported After Number of Months
Accident Year	9	21	33	45	57	69	81
2002	2,549	2,859	2,756	2,732	2,685	2,669	2,668
2003	3,421	3,203	2,971	2,870	2,843	2,834
2004	3,252	3,003	2,708	2,620	2,609
2005	3,618	2,700	2,581	2,526
2006	1,759	2,273	2,263
2007	1,386	2,021
2008	1,327

The following table shows the California PPD claims from the previous table in relation to insured payroll:

	California PPD Claims per $ 10 million of Insured Payroll After Number of Months
Accident Year	9	21	33	45	57	69	81
2002	5.2	4.4	4.2	4.2	4.1	4.1	4.1
2003	6.0	4.2	3.9	3.8	3.7	3.7
2004	4.8	3.4	3.0	2.9	2.9
2005	4.6	2.6	2.4	2.4
2006	2.4	2.3	2.3
2007	2.1	2.3
2008	2.3

As shown in the table above, the frequency of California PPD claims compared to the payroll exposure has decreased sharply as a result of the benefits of the reforms between accident years 2002 and 2005.  The frequency of California PPD claims compared to payroll exposure has stabilized in subsequent accident years, 2006 through 2008.

In previous reports, we also discussed the impact of settlements on the recent paid loss trends, as well as on our estimates of ultimate loss costs.  Expensive claims often result in some form of a settlement with the injured worker which generally takes place many years after the injury.  As the percentage of settlements increases for the expensive claims, the uncertainty in our estimates of the ultimate loss costs for these accident years diminishes.  During 2007 and 2008, the rate of settlement of the California PPD claims has increased.  For the 2006 accident year, we have settled 48% of the California PPD claims as of September 30, 2008 compared to 38% for accident year 2005 as of September 30, 2007.  We believe that faster settlement of these claims will favorably impact our ultimate loss costs.

We also evaluate loss information for the entire California industry in estimating our ultimate loss costs for each accident year.  On September 22, 2008, the WCIRB released its current estimate of California workers’ compensation loss experience based on data through June 30, 2008.  The WCIRB projects an ultimate accident year loss ratio of 51% for the 2007 accident year, which is a 13 percentage point increase over its estimated 2006 ultimate accident year loss ratio of 38% and a 22 percentage point increase over its estimated 2005 ultimate accident year loss ratio of 29%.  The WCIRB’s estimate of the amount by which the California workers’ compensation industry’s reported loss reserves are redundant for all accident years was reduced to $6.9 billion from the $8.3 billion

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

previous estimate.  We do not believe that the WCIRB’s estimate of reserve redundancy is representative of our situation, and therefore we do not believe this information should be used to estimate redundancies in our loss reserves.

Quarter Ended September 30, 2008.  During the third quarter 2008, we decreased our estimated ultimate losses for prior accident years to reflect the actuarial point estimate and recognized net favorable development of $23.6 million.  For the nine months ended September 30, 2008, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $61.8 million, representing 5.8% of our estimated workers’ compensation loss reserves, net of reinsurance, at December 31, 2007 and 13.3% of our workers’ compensation net premiums earned in the nine months ended September 30, 2008.  In comparison, for the nine months ended September 30, 2007, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $103.1 million, representing 8.6% of our estimated workers’ compensation loss reserves at December 31, 2006, and 18.3% of our workers’ compensation net premiums earned in the nine months ended September 30, 2007.

Our 2008 accident year loss ratio increased to 38.9% for the nine months ended September 30, 2008 compared to 35.0% for the first six months of 2008, reflecting the impact of rate reductions in California and Florida combined with increasing medical costs in California.

Impact of Different Medical Inflation Assumptions.  As previously discussed, medical inflation rates are used in estimating ultimate losses.  Our loss estimates for the 2003 and 2004 accident years reflect an average 6% per year medical deflation rate, and for the 2005-2008 accident years reflect an average 5% per year medical inflation rate.  If the average annual medical inflation (deflation) rate for each of the accident years 2003 through 2008 were changed by one, two and three percentage points in each year, our loss reserve estimates at September 30, 2008 would change by approximately $35 million, $70 million and $107 million, respectively.

We believe our loss reserve estimates are adequate.  However, the ultimate losses will not be known with any certainty for several years.  We assume that medical inflation trends will continue and will impact our long-term claims costs and loss reserves.  The extent to which this may be offset by reductions in the number of California expensive claims is uncertain.  Additionally, the impact, if any, of the worsening economy on our claim costs is not yet known.  We will continue to evaluate our best estimate of loss reserves every quarter to reflect the most current data and judgments.

Investments

Net investment income before tax was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net investment income	$22,873	$26,056	$68,405	$89,093

The decrease in investment income in the nine months ended September 30, 2008 compared to the corresponding period in 2007 was principally due to lower earnings on short-term investments in 2008 and the January 2007 receipt of a $7.3 million cash dividend on a common stock investment.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The average annual yields on the investment portfolio in the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Before Tax (1)	4.6%	4.7%	4.4%	5.2%
After Tax	3.0%	3.1%	2.9%	3.4%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

Our investment portfolio was comprised as follows:

	September 30, 2008	December 31, 2007
Fixed maturity investments	69%	73%
Short-term investments	25	22
Equity securities	3	4
Other investments	3	1
	100%	100%

Our fixed maturity portfolio was comprised of the following:

	September 30, 2008	December 31, 2007
Corporate bonds	71%	71%
Municipal bonds	13	9
GNMA securities*	14	14
U.S. Government bonds	1	5
Other securities	1	1
	100%	100%

* GNMA securities are mortgage-backed securities issued by the Government National Mortgage Association and are guaranteed by the U.S. Government.

Other investments are comprised of $56.6 million invested in limited partnerships and limited liability companies (“LLC”) as of September 30, 2008 compared to $19.7 million at December 31, 2007.  We have additional commitments to these investments of $14.4 million as of September 30, 2008. For partnerships and LLCs where our share of capital is less than 5%, we account for the investment at cost, which is also a reasonable estimate of fair value. When our share of capital is in excess of 5%, the carrying value of our investment is adjusted to reflect our share of the underlying equity of the LLC.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

As of September 30, 2008 and December 31, 2007 we did not have sub-prime mortgages, derivative securities or other credit-enhancement exposures. Mortgage-backed securities are limited only to those guaranteed by the U.S. Government.  We do not engage in securities lending.

Of the fixed maturity portfolio, including short-term investments, approximately 93% were rated investment grade at both September 30, 2008 and December 31, 2007.  The average maturity of the fixed maturity portfolio, including short-term investments, was approximately 4 years at September 30, 2008 and December 31, 2007.  The duration of the fixed maturity portfolio, including short-term investments, was approximately 3 years at September 30, 2008 and December 31, 2007.

At both September 30, 2008 and December 31, 2007, approximately 89% of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities.  Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in our Consolidated Balance Sheets, with changes in fair value recorded as a component of other comprehensive income.

Our internal investments department manages our investment portfolio and we do not rely on external portfolio managers.  We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates, as well as changes in the credit quality of the companies in which we have invested or changes in general economic and market conditions.  Changes in the fair values of investments classified as available-for-sale resulted in decreases to stockholders’ equity of $43.0 million and $65.4 million, after deferred tax, in the three and nine months ended September 30, 2008.  The unrealized net (losses) gains on available-for-sale investments reported as a separate component of stockholders’ equity were as follows:

	Fixed Maturity, Including Short-term Investments		Equity Investments		Total
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
September 30, 2008	$(84,865)	$(55,161)	$2,872	$1,867	$(81,993)	$(53,294)
June 30, 2008	(23,612)	(15,348)	7,834	5,092	(15,778)	(10,256)
December 31, 2007	1,171	762	17,443	11,338	18,614	12,100

The fair values of our available-for-sale investments are determined using the market approach which is based on prices and other relevant information generated by market transactions involving identical or comparable assets.  We use an independent pricing service as the primary source of our fair value measures.  This pricing service is a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. For equity securities traded in active markets, the independent pricing service obtains closing prices from major stock markets.  For the majority of our fixed income securities, the independent pricing service provides values generated by valuation models which use observable market inputs from various industry sources, including traded prices for both identical and comparable assets as reported by an over-the-counter corporate bond market real-time price dissemination service.  Periodically, we independently select a sample of securities and validate the inputs and outputs of the valuation models used by the independent pricing service using well recognized market information sources. In addition, when prices provided by the independent pricing service for some securities vary significantly from week to week, we review and revalidate such prices for each security with other recognized market information sources or independent broker-dealers.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

We use mid-market quotes from well recognized market information sources as the basis for the fair value of highly liquid U.S. Government securities (includes U.S. Government Treasury Notes and Bills and GNMAs).  We also use market information sources and broker-dealers to determine the fair value of a small number of our securities that are not priced by our independent pricing service or where management determines that the broker-dealer quotes are more representative of fair value.

The fair value of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.  At September 30, 2008, the fair value of these securities classified as Level 3 under SFAS No. 157 was $43.8 million or approximately 2% of total investments.  The estimated fair value of Level 3 equity securities consists primarily of the net asset value of a company based in the United Kingdom.  A significant portion of the net asset value of this equity investment, excluding cash balances, is comprised principally of real estate holdings supported by independent appraisals.  The estimated fair value for this investment also includes foreign currency fluctuations. In September 2008, we invested $9.4 million in a fixed maturity security representing our participation in a commercial senior secured term loan.  We determined that the estimated fair value of this fixed maturity approximates amortized cost at September 30, 2008.

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We monitor our portfolio continuously and actively manage our investments to preserve principal values whenever possible.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written-down to its fair value.  The amount written-down is recorded in earnings as a realized loss on investments.  During the three and nine months ended September 30, 2008, we recognized $15.3 million and $23.8 million, respectively, of pre-tax investment write-downs.  In September 2008, we recorded impairment charges for our fixed income investment in Lehman Brothers Holdings Inc. as a result of their bankruptcy filing, and for our equity investment in American International Group, Inc. as a result of the substantial decline in its stock price related to the dilution caused by the U.S. Government bailout.  In June 2008, we recorded impairment charges on two other securities because we determined that the decline in fair values was other-than-temporary due to the extent and duration of the decline.  The write-downs were partially offset by net realized gains on investments during the three and nine months ended September 30, 2008.  There were no write-downs in 2007.

We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  We have established a presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary, in addition to issuer specific events.  We have consistently applied this presumption for over sixteen years.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. We believe that our unrealized losses at September 30, 2008 are temporary, and we base this conclusion on our current understanding of the issuers of these securities, as described above, and because we also have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.  It is possible that we could recognize future impairment losses on some securities we own at September 30, 2008 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

The unprecedented events in the capital and credit markets have resulted in extreme volatility and disruption to the financial markets.  Several factors are contributing to the decrease in fair values of our investment portfolio as of September 30, 2008 including the tightening/freezing of credit markets, significant failures of large financial institutions, uncertainty regarding the effectiveness of

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

governmental solutions, as well as the worsening economy in addition to certain issuer-specific concerns.  Unrealized losses on fixed maturity securities at September 30, 2008 are principally attributable to widening credit spreads on investment-grade corporate securities.

We diversify our fixed maturity portfolio across a number of industries.  The table below sets forth the amortized cost and fair values of fixed maturity securities, including short-term investments, by industry at September 30, 2008:

(Dollars in thousands)	Amortized Cost		Fair Value
U.S. Government	$478,322	24%	$479,009	25%
Insurance companies	203,623	10	183,546	10
GNMA	196,066	10	198,502	10
Municipal bonds	184,453	9	180,444	9
Financial institutions	179,918	9	150,502	8
Food and beverage	75,440	4	74,190	4
Machinery	71,954	4	70,545	4
Hotels	53,777	3	43,638	2
Personal goods	50,323	3	47,773	3
Petroleum	46,912	2	46,908	2
Utilities	46,586	2	46,276	2
Pharmaceuticals	35,151	2	34,670	2
Other (1)	372,444	18	355,990	19
Total	$1,994,969	100%	$1,911,993	100%

(1) Represents industries comprising 1% or less of our fixed income portfolio.

The fixed maturity investments listed below are among those included in recent news, and our investment in these companies represent approximately 4% of our total investment portfolio as of September 30, 2008:

(Dollars in thousands)	Amortized Cost	Fair Value
Merrill Lynch & Co., Inc.	$31,194	$26,882
American International Group, Inc.	29,395	17,672
Goldman Sachs Group, Inc.	27,294	20,028
Wachovia Bank N. A.	14,522	8,997
Morgan Stanley	14,382	9,305
Citigroup, Inc.	9,571	7,667

Our municipal bond portfolio at September 30, 2008 was comprised of the following:

(Dollars in thousands)	Average Credit Rating (Moody’s)	Amortized Cost	Fair Value
Municipal bonds:
Insured by Berkshire Hathaway, Inc.	Aaa	$48,618	$45,609
Insured by other bond insurers (1)	Aa3 to Aa2	81,110	80,116
Pre-refunded (2)	Aa2 to Aa1	19,362	19,429
Uninsured	Aa1	35,363	35,290
Total municipal bonds	Aa1	$184,453	$180,444

(1) Average credit rating of underlying issuers is Aa3.

(2) Pre-refunded municipal bonds in our portfolio are collateralized by investments in U.S. Government securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

At September 30, 2008, gross unrealized gains and losses in our investment portfolio were as follows:

	Unrealized
(Dollars in thousands)	Gains	Losses
Fixed maturity securities (including short-term investments)	$6,559	$(89,535)
Equity securities	7,546	(4,674)
Total unrealized gains (losses)	$14,105	$(94,209)
Percent of total investment portfolio	1%	5%

The table below sets forth information about securities with unrealized losses at September 30, 2008:

	Fixed
	Maturity	Equity
(Dollars in thousands)	Securities (1)	Securities	Total
Securities with unrealized losses less than 20% of cost:
Number of issues	178	5	183
Fair value	$816,684	$19,976	$836,660
Unrealized losses	(38,454)	(2,828)	(41,282)
Securities with unrealized losses greater than 20% of cost for a continuous period of less than 6 months:
Number of issues	17	3	20
Fair value	$113,016	$6,117	$119,133
Unrealized losses	(51,081)	(1,846)	(52,927)
Securities with unrealized losses greater than 20% of cost for a continuous period of 6 months or more:
Number of issues
Fair value
Unrealized losses
Total:
Number of issues	195	8	203
Fair value	$929,700	$26,093	$955,793
Unrealized losses	(89,535)	(4,674)	(94,209)

(1)          For fixed maturity securities, cost represents amortized cost.

The scheduled maturity dates for fixed maturity securities, including short-term investments, with unrealized losses at September 30, 2008 are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(Dollars in thousands)	Unrealized Losses	Fair Value
Due in 1 year or less	$(111)	$19,855
Due after 1 year through 5 years	(22,962)	362,828
Due after 5 years through 10 years	(48,403)	429,688
Due after 10 years	(18,059)	117,329
Total	$(89,535)	$929,700

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

The following is a summary of securities sold at a loss in the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Fixed maturity securities:
Realized losses on sales	$(704)	$(2,848)	$(6,249)	$(4,036)
Fair value at the date of sale	143,313	575,813	289,289	595,196
Number of securities sold	7	17	22	22
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(261)	$(1,186)	$(975)	$(1,201)
6-12 months	(241)	(950)	(1,949)	(950)
Greater than 12 months	(202)	(712)	(3,325)	(1,885)

Equity securities:
Realized losses on sales	$(353)	$(1,902)	$(2,448)	$(2,016)
Fair value at the date of sale	3,705	25,506	29,643	27,611
Number of securities sold	2	7	18	10
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(286)	$(1,370)	$(1,601)	$(1,479)
3-6 months	(67)	(375)	(426)	(375)
6-12 months		(157)		(162)
Greater than 12 months			(421)

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested, prior to their use in such disbursements, and investment income provides additional cash receipts.  At both September 30, 2008 and December 31, 2007, short-term investments and fixed maturity investments maturing within two years in the insurance subsidiaries were $0.7 billion.  We expect to pay our obligations as they become due from our liquid assets.

The following is a summary of our net cash provided by operating activities in the nine months ended September 30, 2008 and 2007.  The reduction in net cash flow from our workers’ compensation business in 2008 compared to 2007 primarily reflects the impact of decreased premium.

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Net cash flow from workers’ compensation business	$14,577	$89,635
Net cash used in reinsurance business	(11,180)	(32,533)
Investment income received	64,191	69,141
Interest and other expenses paid by parent	(10,011)	(6,865)
Income taxes paid	(56,694)	(115,034)
Net cash provided by operating activities	$883	$4,344

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (continued)

Zenith National requires cash to pay any dividends declared to our stockholders, make interest and principal payments on our outstanding debt obligations, fund operating expenses and, from time to time, make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments in Zenith National were $51.7 million and $83.6 million at September 30, 2008 and December 31, 2007, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet our requirements for liquidity in the short-term and long-term.

Zenith National has an undrawn $30 million revolving credit agreement with Bank of America, N.A. expiring February 2010.  We do not currently anticipate the need to draw on the line of credit for the foreseeable future.

In March 2008, the remaining $1.1 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 2023 (“Convertible Notes”) was converted into 68,986 shares of our common stock.

Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends.  During 2008, Zenith Insurance will be able to pay up to $122.1 million of dividends to Zenith National without prior approval of the California DOI.  Zenith Insurance paid $30.0 million and $75.0 million in dividends to Zenith National in the nine months ended September 30, 2008 and 2007, respectively, and paid an additional $50.0 million in dividends in October 2008.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk – the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity investments to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer.  Our investments in mortgage securities are limited only to those guaranteed by the U.S. Government.  At September 30, 2008, we did not have sub-prime mortgages, derivative securities or other credit-enhancement exposures.

The table below provides information about our financial instruments for which fair values are subject to changes in interest rates.  For fixed maturity investments, the table below presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates.  Such investments include corporate bonds, municipal bonds, U.S. Government bonds and mortgage-backed securities.  For our debt obligations, the table presents principal cash flows by expected maturity dates (including interest):

	Expected Maturity Date
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
As of September 30, 2008
Fixed Maturity Investments:
Fixed rate	$24,362	$79,496	$70,330	$79,319	$296,972	$847,970	$1,398,449
Weighted average interest rate	4.8%	4.6%	4.7%	6.8%	6.0%	7.0%	6.5%
Short-term investments	$513,544						$513,544
Debt and interest obligations:
Redeemable securities		$5,002	$5,002	$5,002	$5,002	$138,527	158,535

As of December 31, 2007
Fixed Maturity Investments:
Fixed rate	$134,897	$89,714	$93,470	$104,094	$370,166	$818,494	$1,610,835
Weighted average interest rate	4.1%	4.3%	4.8%	4.7%	5.1%	5.6%	5.2%
Short-term investments	$485,914						$485,914
Debt and interest obligations:
Convertible Notes (1)	1,216						1,216
Redeemable securities	5,002	$5,002	$5,002	$5,002	$5,002	$138,527	163,537

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

10.1

Amendment No. 9 executed July 24, 2008 (effective as of May 1, 2008) to Workers’ Compensation and Employers’ Liability Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company, a copy of which is filed herewith. (Note: a copy of the underlying agreement effective July 1, 2002 and all amendments are included with the copy of Amendment No. 9 filed herewith. Employers Reinsurance Corporation is now named Westport Insurance Corporation, Zenith Star Insurance Company has been merged into Zenith Insurance Company and Swiss Reinsurance America Corporation was substituted for Westport Insurance Corporation as respects occurrences taking place on or after May 1, 2008.)

10.2

Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Stanley R. Zax. (Incorporated by reference to Exhibit 10.1 to Zenith’s Current Report on Form 8-K filed on September 22, 2008.)

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

ZENITH NATIONAL INSURANCE CORP.

October 20, 2008	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

October 20, 2008	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)