Form 10-K
period 2008-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2009-02-13
CIK 109261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008	Commission file number 1-9627
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

ZENITH NATIONAL INSURANCE CORP.

Incorporated in Delaware 21255 Califa Street, Woodland Hills, California 91367-5021 (818) 713-1000	I.R.S. Employer Identification No. 95-2702776

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:          Yes     X      No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:          Yes             No      X

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes     X      No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          Yes             No      X

        The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was $1,279,629,000 (based on the closing price for such common equity reported by the New York Stock Exchange for June 30, 2008, the last business day of the registrant's most recently completed second quarter).

        At January 31, 2009, there were 37,324,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Annual Report to Stockholders for fiscal year ended December 31, 2008 — Part I and Part II.

        (2)  Portions of the Proxy Statement in connection with the 2009 Annual Meeting of Stockholders — Part III.

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

        Zenith's insurance subsidiaries have been assigned a financial strength rating of A (Excellent) by A.M. Best Company ("A.M. Best"), A3 (Good) by Moody's Investors Service ("Moody's"), A- (Strong) by Standard & Poor's Rating Services ("S&P"), and A (Strong) by Fitch Ratings ("Fitch").

        At December 31, 2008, Zenith had approximately 1,600 full-time employees. The principal executive offices of Zenith are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

        Zenith's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders (which is filed as an exhibit to this report) are made available free of charge on our website at www.thezenith.com as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission. Also available on our website are the following corporate governance materials: Code of Business Conduct; Code of Ethics for Senior Financial Officers (which applies to Zenith's Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and Controller); Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Healthcare Committee. In addition, amendments to, or waivers of, the Code of Ethics for Senior Financial Officers will be posted to our website or contained in a Form 8-K filed within four business days after any such amendment or waiver. Any of the foregoing material may also be obtained, free of charge by written request to: Corporate Secretary, Zenith National Insurance Corp., 21255 Califa Street, Woodland Hills, CA 91367-5021.

Glossary of Selected Insurance Terms

        The following terms when used herein have the following meanings:

Accident year losses	Loss data grouped by the year in which the accident occurred, regardless of when the accident was reported or when the loss amount was recognized in our Consolidated Statements of Operations.
Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.
Cede	To transfer to an assuming company, or reinsurer, all or a portion of a risk in consideration of payment of a premium.

Combined ratio

Expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business. The combined ratio, also referred to as the "calendar year combined ratio," is the sum of the losses and loss adjustment expense ratio and the underwriting and other operating expense ratio. The losses and loss adjustment expense ratio is the percentage of the net losses and loss adjustment expenses incurred to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned. When the calendar year combined ratio is adjusted to exclude prior period items, such as loss reserve development and policyholders' dividends, it becomes the "accident year combined ratio," a non-GAAP financial measure.

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

Experience modification factor	A policy premium factor reflecting the insured employer's historical loss experience.
Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
GAAP	Accounting principles generally accepted in the United States of America.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to the insurer or reinsurer.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss ratio	Net losses incurred expressed as a percentage of net premiums earned.
Losses and loss adjustment expense ratio	The sum of net losses and loss adjustment expenses incurred, expressed as a percentage of net premiums earned.
Loss reserves	The balance sheet liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.

Net premiums earned	The portion of net premiums written applicable to the expired period of policies.
Policyholders' dividends	Payments to policyholders on a type of policy upon which a portion of the premium may be repaid to the policyholder after expiration depending upon the loss experience.
Policyholders' surplus

The amount remaining after all liabilities are subtracted from all admitted assets, as determined in accordance with statutory accounting practices. This amount is regarded as financial protection to policyholders in the event an insurance company suffers unexpected or catastrophic losses.

Premiums in-force	Premiums billed or to be billed on all unexpired policies.
Reinstatement premium	An additional premium paid after a claim on a catastrophe reinsurance contract to renew the contract for the unexpired term.
Reinsurance

A transaction between insurance companies in which an original insurer, or ceding company, remits a portion of the premium to a reinsurer, or assuming company, as payment for the reinsurer's assumption of a portion of the risk.

Retention	The amount of loss(es) from a single occurrence or event which is paid by the company issuing the insurance policy prior to the attachment of excess of loss reinsurance.
Retrospectively-rated policy	A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.
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
Underwriting income (loss)

The income (loss) before tax from the workers' compensation and reinsurance segments determined by deducting losses and loss adjustment expenses incurred and underwriting and other operating expenses from net premiums earned.

Underwriting expenses	The aggregate of policy acquisition costs and the portion of administrative, general and other expenses attributable to the underwriting process as they are accrued and expensed.
Underwriting and other operating expense ratio	Underwriting and other operating expenses expressed as a percentage of net premiums earned.

 Description of the Business

        We are in the business of managing insurance and investment risk. Our main business activity is the workers' compensation insurance business. In addition, we invest the net cash flow from our operations and our capital principally in fixed maturity securities. These investments provide a stable source of income over the long-run, although in the short-term, changes in interest rates impact the amount of investment income we earn. We measure our performance over the long-term by our ability to increase stockholders' equity, including dividends.

        Our business is comprised of the following segments: workers' compensation, reinsurance and investments. In September 2005, we exited the assumed reinsurance business. The key operating goal for our workers' compensation segment is to achieve underwriting profits and significantly outperform the national workers' compensation industry. Net earned premiums, segment results and the combined ratios of our workers' compensation and reinsurance segments and results of our investments segment, as well as the losses from the parent for each of the three years ended December 31, 2008, are set forth in Note 15 — "Segment Information" of our Consolidated Financial Statements in our 2008 Annual Report to Stockholders and are hereby incorporated by reference.

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

        Our long-term underwriting and pricing strategy in the national workers' compensation industry is to deliver quality services based on adequate premium rates for the exposure. During periods of intense competition or other adverse industry conditions, our exposure base as measured by insured payroll may decrease as employers buy coverage elsewhere because we adhere to a long-standing operating principle that we will not compromise the adequacy of our premium rates in order to achieve revenue or market share objectives. Our value proposition is that our services, over the long-run, provide employers the opportunity to reduce their experience modification factor and their long-term workers' compensation costs. We write workers' compensation insurance in 45 states and have nine office locations in California, three in Florida, two in Illinois, and offices in each of Texas, Pennsylvania, North Carolina and Alabama. Our primary office locations consist of teams of Zenith employees providing the following services to our insureds:

  •
  Safety and health professionals with specialized industry knowledge, including specialists in ergonomics as well as industrial hygiene. These professionals focus on workplace safety, accident and illness prevention and safety awareness training.

  •
  Claims professionals who work closely with skilled occupational nurses, physicians who are recognized experts in occupational medicine, and in-house claims adjudication lawyers. These teams of claims professionals are focused on quality medical care for the injured workers and effective return-to-work programs. They also pursue resolution of disputed claims.

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

        Our specialist strategy is focused on providing quality services to our insureds and claimants, generating underwriting profits and delivering an above average return to our stockholders over time. This strategy has resulted in a long-term record of significantly outperforming the industry, as shown in the following table which compares our California workers' compensation accident year loss ratios to the accident year loss ratios estimated by the Workers' Compensation Insurance Rating Bureau ("WCIRB") for the California workers' compensation industry over 30 years:

California Accident Year Loss Ratios — Estimated as of December 31, 2008
Accident Year	Zenith	WCIRB
1978	44%	55%
1979	43	58
1980	45	57
1981	52	60
1982	54	66
1983	57	75
1984	63	83
1985	60	84
1986	52	76
1987	48	69
1988	44	67
1989	49	70
1990	58	81
1991	58	85
1992	49	70
1993	39	56
1994	49	64
1995	70	91
1996	69	101
1997	77	116
1998	85	131
1999	96	142
2000	88	127
2001	77	107
2002	59	83
2003	37	52
2004	23	33
2005	24	29
2006	31	38
2007	38	52
2008	46

        We have a shorter history in writing business outside of California, but our specialist strategy has delivered similar results as shown in the following table which compares our non-California workers' compensation accident year loss ratios to the accident year loss ratios estimated by the National

Council on Compensation Insurance, Inc. ("NCCI") for the workers' compensation industry over seven years:

Non-California Accident Year Loss Ratios — Estimated as of December 31, 2008
Accident Year	Zenith	NCCI
2002	49%	70%
2003	39	64
2004	36	61
2005	33	58
2006	34	58
2007	38	60
2008	39

        Our business is concentrated in California and Florida, which makes the results of our operations dependent on trends that are characteristic of these states as compared to national trends. For example, state legislation, local competition, economic and employment trends, and workers' compensation medical inflation trends in such states can be material to our results.

        In California, workers' compensation reform legislation was enacted in October 2003 and April 2004 with the principal objectives of lowering the trend of increasing costs and improving fairness in the system. In Florida, legislation was enacted effective October 1, 2003, which provided changes to the workers' compensation system. Additional information regarding the legislative reforms is set forth under "Workers' Compensation Reform Legislation" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2008 Annual Report to Stockholders and is hereby incorporated by reference.

        Generally, premiums for all of our workers' compensation insurance policies are a function of: 1) the applicable premium rate; 2) the amount of the insured employer's payroll; and 3) if applicable, a factor reflecting the insured employer's historical loss experience (the "experience modification factor"). Premium rates vary according to the nature of the employee's duties and the business of the employer; for example, in California there are currently approximately 500 different classes into which employees are grouped for rating purposes. The policy premium is computed by applying the applicable premium rate to the payroll in each class of the employer's business. Total policy premium is determined after applying the experience modification factor and a further adjustment, known as a schedule rating adjustment, may be made, in certain circumstances, to increase (debit) or decrease (credit) the policy premium. Schedule rating adjustments are made at the discretion of the underwriter based on the individual risk characteristics of the employer and subject to maximum amounts as established in our rate filings. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined at the end of the policy period after the policyholder's payroll records are audited.

        Our workers' compensation premium revenues will fluctuate depending upon the general level of our premium rates and the number and size of the businesses we insure. Additional factors impacting our revenues include the general level of employment and wages in the businesses we insure, changes in our insured's experience modification factors and the amount of schedule rating credits or debits applied by our underwriters, as well as our pricing and underwriting strategy compared to our competition.

        Except in those states, primarily Florida, where premium rates for workers' compensation insurance are set by state regulations, our premium rates for workers' compensation are determined by our actuaries for each state in which we do business. In California, the state in which the largest amount of our workers' compensation premiums are earned, we set our own rates based upon actuarial analysis of current and anticipated loss cost trends. Although the California Insurance Commissioner does not set workers' compensation premium rates, the California Insurance Commissioner adopts and publishes Claims Cost Benchmarks (previously called advisory pure premium rates). The benchmark rates cover expected loss costs but generally do not contain an element to cover operating expenses or profit. We are not required to use these California benchmark rates. We therefore set our own rates, which are continually reviewed for adequacy using actuarial analysis of current and anticipated trends in costs. As a result of favorable loss cost trends originating from the 2003 and 2004 legislative reforms in California, discussed above, we reduced our California premium rates in a manner that we believe dealt prudently with the uncertainty about the long-term outcome of loss cost trends for the accident years most affected by the reforms. Effective January 1, 2009, we increased our California rates 4% due to increasing medical costs. Our future California premium rate decisions will continue to be based on data about loss cost trends and upon modifications to the workers' compensation system while maintaining our goal of achieving underwriting profits and outperforming the national workers' compensation industry.

        Net premiums earned for each of the three years ended December 31, 2008 for California, Florida and other states, are set forth in the table below:

(Dollars in thousands)	2008	%	2007	%	2006	%
California	$332,196	54.8%	$407,105	55.1%	$582,282	62.5%
Florida	152,321	25.1	192,889	26.1	207,200	22.2
Other	121,767	20.1	138,202	18.8	142,257	15.3

Net Premiums Earned	$606,284	100.0%	$738,196	100.0%	$931,739	100.0%

        In certain circumstances, a policyholder may be eligible for a return of a portion of the premium based on the loss experience during the policy term, by way of a dividend, calculated and paid after the policy has expired. Alternatively, the policyholder's premium may be adjusted after expiration using a retrospective-rating formula based on losses sustained under the policy. Such retrospective adjustments can result in additional premium due from the policyholder if loss experience is worse than expected or a premium refund if loss experience is better than expected. Although we offer these types of loss-sensitive policies and have written a small number of them, we generally have written policies with a guaranteed cost based on premium rates, insured employer's payrolls and experience modification factors. In addition, Florida statutes require payment of additional policyholder dividends to Florida policyholders pursuant to a formula based on underwriting results.

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

        Our assumed reinsurance business was primarily focused on assuming worldwide property losses from catastrophes and large property risks. In addition, we also wrote liability reinsurance from 1985 through approximately 2001 including general business liability, directors' and officers' liability and excess or umbrella coverage.

        Estimating catastrophe losses in the reinsurance business is highly dependent upon the nature and timing of the event and our ability to obtain timely and accurate information with which to estimate our liability to pay losses. Estimates of the impact of catastrophes on the reinsurance segment are based on the information that is currently available and such estimates could change based on new information that becomes available or based upon the reinterpretation of existing information. There were no catastrophe losses recognized in 2008. In both 2007 and 2006, we recognized additional estimated losses attributable to the 2005 hurricanes of $3.0 million ($2.0 million after tax) and $19.9 million ($12.9 million after tax), respectively.

  Investments Segment

        Zenith's investment portfolio is recorded in the financial statements primarily at fair value and was approximately $2.0 billion at December 31, 2008 as set forth on page F-3 of this Annual Report on Form 10-K. Average maturity of the fixed maturity portfolio was approximately 5 and 4 years at December 31, 2008 and 2007, respectively. The portfolio quality is high, with approximately 93% of fixed maturity securities, including short-term investments, rated investment grade at December 31, 2008 and 2007.

        Our investments department invests the funds made available by our capital and the net cash flow from operations. The objective of our investments segment is to provide a stable source of investment income over the long-term and net realized gains on investments, primarily from investments in fixed maturity securities, consistent with policy guidelines and taking into consideration state regulatory restrictions on investments in our insurance subsidiaries. We manage our investment portfolio ourselves and do not rely on external investment managers. We invest a small percentage of our portfolio in equity securities. The allocation of the portfolio among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. As of December 31, 2008, we did not have any sub-prime mortgages, derivative securities or other credit-enhancement exposures. We only invest in mortgage-backed securities that carry the full faith and credit guaranty of the U.S. Government (GNMAs). We do not engage in securities lending. From time to time, we also make investments in limited partnerships, limited liability companies and real estate joint ventures. The limited partnerships and limited liability companies make long-term strategic investments in corporations, many of which are not publicly traded, with a view toward ultimately exiting the investment position, sometimes after many years. We are not currently active in any real estate joint ventures.

        Net investment income before tax was $94.0 million in 2008 compared to $114.9 million and $106.3 million in 2007 and 2006, respectively. Net realized losses on investments were $18.5 million in 2008 compared to net realized gains of $20.4 million and $13.4 million in 2007 and 2006, respectively.

        Additional information regarding our investment portfolio, including our approach to managing investment risk, is set forth under "Investments" and "Market Risk of Financial Instruments" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations ("MD&A") and Note 3 and 4 of our Consolidated Financial Statements in our 2008 Annual Report to Stockholders, which is incorporated by reference.

  Parent

        The parent represents the holding company activities of Zenith National, which owns, directly or indirectly, all of the capital stock of its insurance and non-insurance subsidiaries. The parent loss reflects the operating expenses incurred in the holding company activities, such as stock exchange listing and other licensing fees; directors' fees; and legal, auditing and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing and refinancing activities is also a part of the parent loss.

 Losses and Loss Adjustment Expense Reserves, Claims and Loss Developments

        Accounting for the workers' compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses ("loss reserves") as of the balance sheet date. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability. Loss reserve estimates represent a significant risk to the business which we attempt to mitigate by continually reviewing loss cost trends, attempting to set our premium rates to adequately cover anticipated costs and by disciplined management of our claims servicing organization. We endeavor to minimize the estimation risk by performing a comprehensive review of our loss reserves every quarter. Estimating loss reserves is an uncertain and complex process which involves a combination of actuarial techniques and management judgment to establish the most reasonably accurate estimate of loss reserves based on the most recent relevant data. Because we have a long history in the workers' compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates. No assurance can be given whether the ultimate liability for unpaid losses will be more or less than our current estimates.

        The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as "development." Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Favorable or unfavorable development of loss reserves is reflected in our results of operations in the period in which the change is made.

        Additional information regarding loss reserve estimates and loss reserve development is set forth under "Loss Reserves" in the MD&A in our 2008 Annual Report to Stockholders and is hereby incorporated by reference.

        Reference is made to the table setting forth the reconciliation of changes in the liabilities for losses and loss adjustment expenses included in Note 7 — "Unpaid Losses and Loss Adjustment Expenses" of our Consolidated Financial Statements in our 2008 Annual Report to Stockholders, which is hereby incorporated by reference.

        The following table shows the subsequent development of our liability for unpaid losses and loss adjustment expenses based on the original estimate in accordance with GAAP at December 31 of each year presented.

(Dollars in thousands)	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998

Liability for unpaid losses and loss adjustment expenses, net	$1,005,590	$1,126,808	$1,301,076	$1,459,797	$1,212,032	$990,877	$825,869	$742,678	$634,172	$605,250	$708,684

Paid, net (cumulative) as of:
One year later		298,843	310,470	349,910	308,179	298,664	281,043	239,098	243,506	235,968	271,019
Two years later			499,280	554,330	479,465	484,077	470,663	431,015	370,100	384,011	414,432
Three years later				680,808	591,279	593,334	590,107	543,067	452,727	457,717	500,672
Four years later					673,296	670,789	661,999	617,567	517,173	509,915	546,076
Five years later						729,998	717,472	664,244	563,998	550,698	582,092
Six years later							762,837	702,550	595,706	582,425	609,369
Seven years later								736,912	621,362	604,446	630,263
Eight years later									644,633	622,387	645,272
Nine years later										639,924	659,091
Ten years later											673,110

Liability, net re-estimated as of:
One year later		1,048,700	1,191,275	1,318,475	1,185,132	1,004,243	840,084	771,846	638,519	636,130	753,508
Two years later			1,079,827	1,253,674	1,149,288	1,053,834	905,542	802,822	651,266	635,750	753,511
Three years later				1,125,997	1,116,111	1,066,366	983,004	845,662	670,797	638,920	740,559
Four years later					1,003,509	1,068,342	999,090	907,177	703,470	650,849	751,546
Five years later						1,000,303	1,017,732	917,474	758,129	673,928	752,039
Six years later							985,915	934,390	765,019	723,829	778,543
Seven years later								919,555	776,861	731,454	818,529
Eight years later									770,032	737,403	825,020
Nine years later										735,328	828,560
Ten years later											828,285

Favorable (unfavorable) development, net		78,108	221,249	333,800	208,523	(9,426)	(160,046)	(176,877)	(135,860)	(130,078)	(119,601)
Net liability — December 31,	1,005,590	1,126,808	1,301,076	1,459,797	1,212,032	990,877	825,869	742,678	634,172	605,250	708,684
Receivable from reinsurers and state trust funds for unpaid losses	268,996	326,562	221,204	243,648	270,287	229,872	215,663	204,144	243,711	275,679	288,963

Gross liability — December 31,	1,274,586	1,453,370	1,522,280	1,703,445	1,482,319	1,220,749	1,041,532	946,822	877,883	880,929	997,647
Re-estimated liability, net		1,048,700	1,079,827	1,125,997	1,003,509	1,000,303	985,915	919,555	770,032	735,328	828,285
Re-estimated receivable from reinsurers and state trust funds for unpaid losses		280,689	273,016	271,629	275,707	269,256	245,231	229,822	246,981	279,399	333,625

Re-estimated liability, gross		1,329,389	1,352,843	1,397,626	1,279,216	1,269,559	1,231,146	1,149,377	1,017,013	1,014,727	1,161,910
Favorable (unfavorable) development, gross		123,981	169,437	305,819	203,103	(48,810)	(189,614)	(202,555)	(139,130)	(133,798)	(164,263)

        The accounting policies used to estimate the liabilities in the preceding table are described in Note 2 — "Summary of Accounting Policies" of our Consolidated Financial Statements in our 2008 Annual Report to Stockholders, and are hereby incorporated by reference.

        The first line in the table shows the liability for unpaid losses and loss adjustment expenses, net of reinsurance, as estimated at the end of each calendar year and recorded as of the balance sheet date for each of the indicated years.

        The first section of the table following the first line shows the cumulative actual payments of losses and loss adjustment expenses, net of reinsurance, that relate to each year-end liability as they were paid as of the end of subsequent annual periods.

        The second section of the table shows revised estimates as of each subsequent calendar year of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments plus re-estimates of the remaining unpaid liabilities.

        The line labeled "Favorable (unfavorable) development, net" represents the aggregate change in the initial estimates from the original balance sheet date indicated through December 31, 2008. These amounts have been reported in earnings over time as a component of losses and loss adjustment expenses incurred. The favorable or adverse net development shown in each column should be viewed independently of the other columns because components of the development shown in recent years are also included as components of development in older years.

        The last line in the table on the previous page titled "Favorable (unfavorable) development, gross" includes $97.3 million of adverse development of the December 31, 2006 gross liability as of December 31, 2007 because in 2007 we incorporated industry-wide loss development factors in addition to using our own historical claims data to estimate our workers' compensation ceded loss reserves. This increase was fully offset by the increase in receivable from reinsurers as reflected in the line titled "Re-estimated receivable from reinsurers and state trust funds for unpaid losses" as of December 31, 2007. This adverse development on ceded losses is also included as a component of development in older years, as well as in the re-estimated receivable from reinsurers.

        The information in the table provides our historical track record of reserving accuracy for unpaid losses and loss adjustment expenses as of each calendar year-end presented. However, since conditions and trends that have affected losses and loss adjustment expense development in the past may not occur in the future in exactly the same manner, if at all, future results may not be reliably predicted by extrapolation of the data presented. We believe our loss reserve estimates are adequate as of the end of 2008. However, due to the inherent uncertainties underlying our loss reserve estimates, and as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, or they may prove to exceed the ultimate amount of our actual losses.

        Net development of loss reserves shown in the table above includes the following:

  •
  Favorable development of our loss reserves recorded as of December 31, 2004 through 2007 resulted from re-estimation of loss reserves following the 2003 and 2004 legislative reforms in California and the 2003 legislative reforms in Florida, because with the passage of time and as more claims for these years have been paid, our reserve estimates for these years have proven to be redundant. Such favorable development was offset in part, by unfavorable development of assumed reinsurance reserves related to the 2005 hurricanes in 2006 and 2007.

  •
  Unfavorable development of our loss reserves recorded as of December 31, 1998 through 2003 is principally attributable to a reallocation of our workers' compensation loss reserves to older accident years in 2005 and 2004 to better reflect the paid claim cost inflation trends of these older accident years.

  •
  Unfavorable development of our loss reserves at December 31, 1999 and 2001 includes additional estimates of $34.0 million on the 1998 and 1999 catastrophe losses in our reinsurance business.

        In addition, the following significant transactions occurred during the period covered by the unpaid losses and loss adjustment table:

  •
  Beginning in 1998, our loss reserve estimates include amounts related to the loss reserves we assumed from RISCORP, Inc. In 1999, we recorded $46.0 million of additional reserves, net of reinsurance, associated with an adjustment to the RISCORP, Inc. purchase price and which was reflected as adverse development of the 1998 loss reserve liability.

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

Reinsurance Ceded

  Excess of loss reinsurance

        In accordance with general insurance industry practices, we purchase excess of loss reinsurance to protect us against the impact of large, irregularly-occurring losses in the workers' compensation segment. Such reinsurance reduces the magnitude of the impact of such losses on net income and the capital of Zenith Insurance. We maintain excess of loss and catastrophe reinsurance which provides protection up to $150 million for workers compensation losses and up to $200 million for catastrophe losses arising out of California earthquakes. We retain the first $5 million of each loss. In the layer of $5 million in excess of $5 million we retain any losses that exceed our annual aggregate limit of $25 million. In the layer of $10 million excess of $10 million we retain 50%.

        Swiss Reinsurance America Corporation ("Swiss Re") provides the reinsurance protection of $5 million in excess of the $5 million retention. The principal companies providing the current coverage between $10 million and $200 million are Arch Reinsurance Company, Odyssey America Reinsurance Corporation, Swiss Re, Transatlantic Reinsurance Company, Axis Specialty Limited, ACE Tempest Reinsurance Limited, ACE Property and Casualty Insurance Company, Hannover Reinsurance LTD, Hannover Ruckversicherung AG, Munich Reinsurance America, Incorporated, Aspen Insurance UK LTD, Platinum Underwriters Bermuda, LTD, Allied World Assurance Company LTD, Houston Casualty Company and various Lloyd's syndicates.

        We have changed our retention amounts over time as follows:

Effective Dates	Retention Amount
Through December 31, 2001	$550,000
January 1, 2002 – June 30, 2002	750,000
July 1, 2002 – April 30, 2007	1,000,000
May 1, 2007	5,000,000

  Terrorism Exposure and the Terrorism Risk Insurance Act of 2002

        We maintain excess of loss and catastrophe reinsurance which provides protection up to $20 million for acts of terrorism including nuclear, biological and chemical attacks. We retain the first $5 million of each loss. We retain any losses in the $5 million excess $5 million layer which exceed our annual aggregate of $5 million. We also retain 50% of any loss other than nuclear, biological or chemical in the $10 million excess $10 million layer. We retain none of the loss in the $10 million excess $10 million layer in events of nuclear, biological or chemical attacks.

        In 2007, the Terrorism Risk Insurance Act of 2002 ("TRIA"), was extended through December 31, 2014. TRIA, as modified in 2007, may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. Additional information regarding the TRIA is set forth under "Terrorism Exposure and Terrorism Risk Insurance Act of 2002" in the MD&A in our 2008 Annual Report to Stockholders and is hereby incorporated by reference.

  Other reinsurance ceded

        We are involved in collecting reinsurance recoverable under reinsurance contracts that were entered into by companies that we acquired and whose reinsurance arrangements we terminated. Our reinsurance recoverable at December 31, 2008 includes $28.4 million for paid and unpaid losses relating to reinsurance arrangements we assumed from RISCORP, Inc. The principal reinsurers from which such reinsurance is recoverable are American Re-Insurance Company, Continental Casualty Co. and

Swiss Re. We also entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid losses and allocated loss adjustment expenses we assumed from RISCORP, Inc. at April 1, 1998 up to $50 million in excess of $182 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by assets in a trust account.

  Recoverability of ceded reinsurance

        Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. We monitor the financial condition of our reinsurers. The unprecedented events in the financial markets are affecting the financial condition of many reinsurers; however, we do not believe that we are currently exposed to any material credit risk because most of our reinsurance is recoverable from large, well-capitalized reinsurance companies.

        Amounts recoverable (including amounts for paid and unpaid losses and reinsurance commissions) and A.M. Best ratings at December 31, 2008 were as follows:

(Dollars in thousands) Name of Reinsurer	Amount Recoverable (3)	A.M. Best Rating (1)

Swiss Reinsurance America Corporation	$137,173	A+
General Reinsurance Corporation	80,820	A++
Continental Casualty Company	19,715	A
Odyssey America Reinsurance Corporation	13,908	A
Inter-Ocean Reinsurance Company (2)	13,684	NR
Munich Reinsurance America	3,663	A+
National Union Fire Insurance Company of Pittsburgh	1,650	A
Allstate Insurance Company	1,546	A+
All Others (78 Reinsurers, none individually in excess of $1.5 million)	8,876

Total	$281,035

(1)
A.M. Best, in assigning ratings, is primarily concerned with the ability of insurance and reinsurance companies to pay the claims of policyholders. In the A.M. Best ratings scheme, ratings of B+ to A++ are considered "Secure" and ratings of B and below are considered "Vulnerable."

(2)
Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by assets held in a trust account on our behalf with State Street Bank Insurances Services.

(3)
Under insurance regulations in California, reinsurers placed securities on deposit equal to the California component of our ceded workers' compensation loss reserves.

  Intercompany reinsurance pooling agreement

        Our insurance subsidiaries are parties to an intercompany pooling agreement for statutory reporting purposes. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and the aggregate results are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2008, the proportions of the pooling agreement were as follows: Zenith Insurance — 98% and ZNAT Insurance — 2.0%. Transactions pursuant to the pooling agreement are eliminated in consolidation and have no impact on our consolidated financial statements.

 Marketing and Staff

        The business in the workers' compensation segment is produced by approximately 1,600 independent licensed insurance agents throughout all states in which we conduct business.

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

Competition

        Competition in the workers' compensation insurance business is based upon price and quality of services. The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry which, at times, is intense. We compete not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Competition also exists with self-insurers and captive insurers. Many companies in competition with us have been in business for a much longer time, have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

Regulation

        The insurance business is subject to state-by-state regulation and legislation that focuses on solvency, pricing, market conduct, claims practices, underwriting, accounting, investment criteria and other areas. Such regulation and legislation is subject to continual change, and compliance is an inherent risk of the business.

  State Departments of Insurance

        Insurance companies are subject to regulation and supervision by the departments of insurance in the states in which they are domiciled and, to a lesser extent, other states in which they conduct business. Our insurance subsidiaries are domiciled in California and are primarily subject to regulation and supervision by the California Department of Insurance ("California DOI"). These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the ability to: grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and, in some states, establish premium rates; set tax rates on premiums; periodically examine financial statements; determine the form and content of required financial statements; and periodically examine market conduct.

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

  The National Association of Insurance Commissioners

        The National Association of Insurance Commissioners ("NAIC") is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines ("Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting practices by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The California DOI requires us to follow such statutory accounting practices.

        Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These "risk-based capital" ("RBC") requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2008, our statutory capital of $1.0 billion was 1,365% of Authorized Control Level.

        The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2008 IRIS results for Zenith Insurance showed two ratios outside the "normal" range as determined by the NAIC. The results were attributable to the 2008 increase in the statutory policyholders' surplus caused by the excess statutory reserve, which was eliminated effective January 1, 2008.

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

The continuing volatility in the financial markets and the current recession could have a material adverse effect on our results of operations and financial condition.

        The significant financial market volatility experienced worldwide during the third and fourth quarters of 2008 has continued in 2009 and the impact on the U.S. and foreign economies appears to be worsening. Although the U.S. and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged.

        Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our stock price or investment portfolio. Depending on market conditions, we could incur future additional realized and unrealized losses, which could have a material adverse effect on our results of operations and financial condition.

        In addition, the continuing financial market volatility and economic downturn could have a material adverse affect on our insureds, agents, claimants, reinsurers, vendors and competitors. Certain of the actions the U.S. Government has taken or may take in response to the financial market crisis have impacted certain property and casualty insurance carriers. The government is actively taking steps to implement additional measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could further affect the property and casualty insurance industry and its competitive landscape.

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

        Our loss reserve estimates are based on estimates of the ultimate cost of claims. Judgment is required to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Several factors contribute to the uncertainty in establishing workers' compensation loss reserve estimates including the ultimate number of expensive cases and the length of time required to settle long-term, expensive cases, combined with the effects of medical inflation. Expensive claims are those involving permanent disability of an injured worker and are paid over several years. The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and benefits for dependents.

        In determining our workers' compensation loss reserve estimates, our actuaries consider medical inflation by evaluating longer term trends. During the accident years just prior to the legislative reforms (1998 - 2002), we experienced double digit medical inflation. During 2003 and 2004, reforms enacted in Florida and California provided both immediate medical cost reductions and more control over future medical costs. Our loss estimates for these two years reflect an average 6% per year deflation in medical costs. For the accident years following the reforms, we are experiencing a return to inflation and our loss reserve estimates reflect an average 7% per year medical inflation rate for 2005 through 2008. Medical expenses currently constitute approximately 60% of total workers' compensation benefits, accordingly we assume that medical inflation trends will continue and will impact our long-term claims costs and loss reserves. Our premium rates are established based on our forecast of future medical inflation. During the reform years, we reduced our California premium rates based on the expected decrease in medical costs, combined with the other benefits of the reforms. Because we are expecting future medical inflation to be greater than that of recent years, we increased premium rates in California by 4% effective January 1, 2009. Future healthcare reforms proposed by Federal or state governments, if any, may impact the medical inflation trends.

        Although the current recession is a risk to the workers' compensation claims operations, we do not have any data that suggest that it may have a material impact on our business.

        Our loss reserve estimates for catastrophe losses in the assumed reinsurance business, which we exited in 2005, are dependent upon obtaining information timely from ceding companies. Estimates of catastrophe losses can be negatively impacted by lags in reporting from ceding companies. In addition, we are subject to the risk that the ceding company may not have adequately estimated the amount of the reinsured loss.

If we are unable to obtain or collect on ceded reinsurance, our ability to write new policies, as well as our financial condition, could be materially adversely affected.

        We buy reinsurance protection in our workers' compensation business to protect us from the impact of losses over our retention amount, which is currently $5 million, and from the accumulation of losses up to $150 million and, in the event of California earthquakes, up to $200 million. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss and could materially, adversely affect our business and financial condition.

        In addition, we are subject to credit risk with respect to our reinsurers. Ceded reinsurance does not discharge our direct obligations under the policies we write. We remain liable to our policyholders even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid and, in the case of long-term workers' compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled.

Acts of terrorism could negatively impact our business and our financial condition.

        Under our workers' compensation policies, we are required to provide workers' compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us will depend upon the nature, extent, location and timing of such an act. Any such impact on us could have a material adverse effect on our business and financial condition.

        We maintain excess of loss and catastrophe reinsurance which provides protection up to $20 million for acts of terrorism including nuclear, biological and chemical attacks. We retain the first $5 million of each loss. We retain any losses in the $5 million excess $5 million layer which exceed our annual aggregate of $5 million. We also retain 50% of any loss other than nuclear, biological or chemical in the $10 million excess $10 million layer. We retain none of the loss in the $10 million excess $10 million layer in events of nuclear, biological or chemical attacks.

        In 2007, the Terrorism Risk Insurance Act of 2002 ("TRIA"), was extended through December 31, 2014. TRIA, as modified in 2007, may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The U.S. Treasury Secretary must certify an act for it to constitute an act of terrorism. Effective January 1, 2008, the definition of terrorism includes domestic acts of terrorism and continues to exclude acts of terrorism committed in the course of a war declared by the U.S. Congress. The losses arising from an act of terrorism must exceed $100 million to qualify for reimbursement under TRIA. If an event is certified, the U.S. Federal Government will reimburse losses not to exceed $100 billion in any year. Each insurance company is responsible for a deductible based on 20% of its direct premiums earned in the previous calendar year. Our deductible is $124.4 million for a covered loss occurring in 2009. For losses in excess of the deductible, the U.S. Federal Government will reimburse 85% of the insurer's loss, up to the insurer's proportionate share of the $100 billion aggregate limit.

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

        Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the California DOI. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to: grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and, in some states, establish premium rates; set tax rates on premiums; periodically examine financial statements; determine the form and content of required financial statements; and periodically examine market conduct.

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

        Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in health care, occupational safety and health and tax regulations. President Obama has made re-vamping the nation's healthcare system one of his high priorities. Since healthcare costs are the largest component of our loss costs, we may be impacted by any change in legislation. Also, regulatory change could result to address the unprecedented events in the financial markets, including the possibility of federal regulation of insurance.

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

        In most of the states in which we operate, we face significant competition which, at times, is intense and prolonged. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed and quality of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation business, we compete with regional and national insurance companies and state-sponsored insurance funds as well as potential insureds that have decided to self-insure. Some of our competitors have greater financial, marketing and management resources than we have. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in states such as Florida, where premium rates for workers' compensation insurance are determined by regulation, we establish our prices for our workers' compensation policies based on the work of our actuaries, using our own data and our best judgment about loss cost trends. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices below levels we deem to be adequate to maintain our goal of achieving underwriting profits and outperforming the industry. As a result, our profitability during those times has decreased.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

        Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. Our fixed income portfolio is affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity markets and, consequently, the value of the equity securities we own. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit or liquidity of companies in which we have invested, decreased dividend payment rates, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and our policyholders' surplus.

        The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in our stockholders' equity.

        Our investment strategy attempts to manage interest rate and credit risk. We primarily invest in a broadly diversified portfolio of high quality debt securities and we have large holdings in cash and short-term U. S. Government securities. We only invest in mortgage-backed securities that carry the full faith and credit guaranty of the U.S. Government (GNMAs). We do not currently have any sub-prime mortgages, derivative securities or other credit-enhancement exposures. We do not engage in securities lending. We invest a small portion of our portfolio in below investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater than other borrowers because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession. In addition, these securities are generally unsecured and often subordinated to other debt. The risk that we may not be able to recover our investments in below investment grade securities is higher than with investment grade securities.

Our geographic concentration ties our performance to the business, economic, natural perils and regulatory conditions in California and Florida.

        Our business is concentrated in California (54.8% of 2008 workers' compensation net earned premiums) and in Florida (25.1% of 2008 workers' compensation net earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. For example, regulatory changes in California in the early 1990's created intense price competition in our workers' compensation business from about 1995 to 1999, during which time our overall profitability experienced significant declines. In addition, California and Florida are states that are exposed to severe natural perils, such as earthquakes and hurricanes, along with the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states. The California and Florida economies are affected by the sub-prime and real estate issues; and California is experiencing budget deficits; all of which are affecting the general economy and employment levels in these states and could affect the total payroll levels of our customers. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

        We maintain excess of loss and catastrophe reinsurance which provides protection up to $150 million for workers compensation losses and up to $200 million for catastrophe losses arising out of California earthquakes. We retain the first $5 million of each loss. In the layer of $5 million in excess of $5 million we retain any losses that exceed our annual aggregate limit of $25 million. In the layer of $10 million excess of $10 million we retain 50%. The risk of loss from catastrophes has not been eliminated because events may exceed the capacity of our reinsurance protection.

We rely on independent insurance agents.

        The failure or inability of independent insurance agencies to market our insurance programs successfully could have a material adverse effect on our business, financial condition and results of operations. The business in our workers' compensation segment is produced by approximately 1,600 independent licensed insurance agents. Agents are not obligated to promote our insurance programs and may sell competitors' insurance programs. As a result, our business depends in part on the marketing efforts of these agents and on our ability to offer insurance programs and services that meet the requirements of their clients and customers.

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

        Our business operations are increasingly dependent on technology-enabled systems and processes. In addition, the capture, storage and use of customer and proprietary company data and information are essential to our ongoing operations. Our information systems interface with various third-party systems for the purpose of exchanging information and complying with an ever increasing number of electronic regulatory requirements.

        We have implemented business continuity plans that include redundant systems at an alternate location, which we test on a periodic basis. However, there are certain events outside of our control that could render our systems inoperable such that we would be unable to service our agents, insureds and injured workers, or meet certain regulatory requirements, or could cause a breach of security that could jeopardize the privacy, confidentiality and integrity of our data or our customers' data. If such an event were to occur and our systems were unable to be restored or secured within a reasonable timeframe, our results of operations and financial condition could be adversely affected.

        Examples of these events include, but are not limited to, catastrophic and wide-spread outages, "cyber or terrorist attacks" that destroy our information or systems and the loss of a number of our key information technology personnel or vendors.

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

        Zenith National is a holding company which transacts substantially all of its business through its subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay Zenith National's expenses and dividends, depends, in the long-run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payments of dividends by our insurance company subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. As a result, at times, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and depends on numerous factors, including our results of operations, financial condition, capital requirements and other factors that our Board of Directors considers relevant.

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

ITEM 1B. Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        We own a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National and its subsidiaries. We also own a 120,000 square foot branch office facility in Sarasota, Florida. In the regular conduct of business, we lease offices in various cities. See Note 10 — "Commitments and Contingencies — Leases" of our Consolidated Financial Statements in our 2008 Annual Report to Stockholders, which is hereby incorporated by reference. We consider our owned and leased facilities to be adequate for the needs of our organization.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock, $1.00 par value per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol ZNT. The table below sets forth the high and low sale prices of our Common Stock for each quarterly period as reported by the NYSE during the last two fiscal years.

Quarter	2008	2007
First:
High	$45.69	$50.94
Low	33.18	45.02
Second:
High	41.16	51.44
Low	35.16	45.89
Third:
High	48.00	49.56
Low	33.03	38.80
Fourth:
High	37.23	46.98
Low	26.00	37.90

        As of January 31, 2009, there were 250 registered holders of record of our Common Stock.

        The table below sets forth information with respect to the amount and frequency of dividends declared on our Common Stock. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board		Amount of Cash Per Share	Record Date for Payment	Payment Date
February 6, 2009	Regular	$0.50	April 30, 2009	May 14, 2009
December 4, 2008	Regular	0.50	January 30, 2009	February 13, 2009
December 4, 2008	Extra	0.40	December 15, 2008	December 29, 2008
September 18, 2008	Regular	0.50	October 31, 2008	November 14, 2008
May 13, 2008	Regular	0.50	July 31, 2008	August 14, 2008
February 21, 2008	Regular	0.50	April 30, 2008	May 14, 2008
December 6, 2007	Regular	0.50	January 31, 2008	February 14, 2008
December 6, 2007	Extra	1.00	December 17, 2007	December 21, 2007
September 12, 2007	Regular	0.50	October 31, 2007	November 15, 2007
May 24, 2007	Regular	0.42	July 31, 2007	August 14, 2007
February 16, 2007	Regular	0.42	April 27, 2007	May 11, 2007

        The Holding Company Act limits the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance to pay dividends to Zenith Insurance, by providing that the California DOI must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. Such restrictions on dividends are not cumulative. Zenith Insurance paid $95.0 million, $115.0 million, and $50.0 million in dividends to Zenith National in 2008, 2007, and 2006, respectively. In 2009, Zenith Insurance will be able to pay up to $111.5 million of dividends to Zenith National without prior approval of the California DOI. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

ITEM 6. Selected Financial Data.

        "5-Year Summary of Selected Financial Information" in Zenith's 2008 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

        "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" in Zenith's 2008 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

        "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Market Risk of Financial Instruments" in Zenith's 2008 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Notes thereto included in Zenith's 2008 Annual Report to Stockholders are hereby incorporated by reference.

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

Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting.

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

        The following disclosure is made in lieu of filing a Current Report on Form 8-K, Item 2.05, Costs Associated with Exit or Disposal Activities:

        On February 10, 2009, Zenith announced that it was streamlining its administrative cost structure in its workers' compensation operations, including the elimination of approximately 100 positions, or approximately 6% of its workforce, in response to the ongoing economic downturn as it continues to manage its business for long-term success. It is anticipated that the workforce reduction will be completed by the end of April 2009.

        Employees affected by the layoff will receive a one-time support package including severance payments for eligible employees, professional outplacement assistance, and a special COBRA benefit. The special COBRA benefit is unique in that it provides for Zenith to pay the full COBRA premiums of terminated employees for up to 18 months. Zenith feels it is important that the affected employees be financially able to maintain current benefit coverages for themselves and eligible family members while they seek alternative employment during these trying economic times.

        As a result of these workforce and other operating cost reductions, Zenith anticipates a one-time charge of approximately $5 million ($3.3 million after tax) in the first quarter of 2009. This charge includes termination benefits of approximately $4.3 million, lease termination costs of approximately $0.3 million and other associated costs of approximately $0.4 million. Zenith anticipates that these actions will result in over $10 million ($6.5 million after tax) of annualized expense savings.

 PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

        The information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee," "Executive Officers," and "Code of Ethics for Senior Financial Officers" in the Proxy Statement distributed to stockholders in connection with Zenith's 2009 Annual Meeting of Stockholders ("Proxy Statement"), which we will file after the date this Annual Report on Form 10-K is filed, is hereby incorporated by reference.

ITEM 11. Executive Compensation.

        The information under the captions: "Executive Compensation," "Compensation Discussion and Analysis for 2008," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Grants of Plan-Based Awards in 2008," "Outstanding Equity Awards at 2008 Year-End," "Option Exercises and Stock Vested in 2008," "Early Termination of Employment and Change in Control Arrangements," "Director Compensation," and "2008 Director Compensation Table" in the Proxy Statement is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

        (a)   The following documents are filed as part of this report:

    1.
    Financial Statements:

      Report of Independent Registered Public Accounting Firm incorporated herein by reference from Zenith's 2008 Annual Report to Stockholders.

      Consolidated Financial Statements and notes thereto incorporated herein by reference from Zenith's 2008 Annual Report to Stockholders in ITEM 8 of Part II:

        Consolidated Financial Statements of Zenith National Insurance Corp. and Subsidiaries:

          Consolidated Balance Sheets as of December 31, 2008 and 2007

          Consolidated Statements of Operations for the three years ended December 31, 2008

          Consolidated Statements of Cash Flows for the three years ended December 31, 2008

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2008

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 2008

          Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules:

      See Index to Financial Statements and Schedules at page 32.

    3.
    Exhibits:

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
*10.4
Employment Agreement dated January 23, 2006 between Zenith National Insurance Corp. and Michael E. Jansen. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on January 24, 2006.)
‡*10.5	Amendment No. 1 dated December 31, 2008 to Employment Agreement dated January 23, 2006 between Zenith National Insurance Corp. and Michael E. Jansen, a copy of which is filed herewith.
*10.6
Employment Agreement, dated October 12, 2004, between Zenith National Insurance Corp. and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Report on Form 8-K dated October 12, 2004.)
‡*10.7	Amendment No. 1 dated December 31, 2008 to Employment Agreement dated October 12, 2004 between Zenith National Insurance Corp. and Robert E. Meyer, a copy of which is filed herewith.
*10.8
Employment Agreement, dated October 12, 2004, between Zenith National Insurance Corp. and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Report on Form 8-K dated October 12, 2004.)
‡*10.9	Amendment No. 1 dated December 31, 2008 to Employment Agreement dated October 12, 2004 between Zenith National Insurance Corp. and Jack D. Miller, a copy of which is filed herewith.
*10.10
Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davidson Pattiz. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on February 9, 2006.)
*10.11
Amendment No. 1 dated February 9, 2006 to Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davidson Pattiz. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K filed on February 9, 2006.)
‡*10.12	Amendment No. 2 dated December 31, 2008 to Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davidson Pattiz, a copy of which is filed herewith.
*10.13
Employment Agreement dated May 24, 2006 between Zenith National Insurance Corp. and Kari L. Van Gundy. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on May 26, 2006.)

‡*10.14	Amendment No. 1 dated December 31, 2008 to Employment Agreement dated May 24, 2006 between Zenith National Insurance Corp. and Kari L. Van Gundy, a copy of which is filed herewith.
*10.15
Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Stanley R. Zax effective September 22, 2008, (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on September 22, 2008.)
*10.16
Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
‡*10.17	First Amendment effective December 1, 2008 to Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003, a copy of which is filed herewith.
*10.18
Zenith National Insurance Corp.'s revised policy on non-business use of the company-owned aircraft by executive officers and imputation of income therefore. (The information under the caption "Company-Owned Aircraft Usage Policy" in Item 1.01 of Zenith's Current Report on Form 8-K filed on May 26, 2006 is incorporated herein by reference.)
‡*10.19	Amended and Restated Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan effective December 1, 2008, a copy of which is filed herewith.
‡*10.20
Amended and Restated Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan effective December 1, 2008, Form of Deferred Compensation Agreement, a copy of which is filed herewith.
10.21
Amendment No. 9 executed July 24, 2008 (effective as of May 1, 2008) to Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Zenith Insurance Company, ZNAT Insurance Company and Zenith Star Insurance Company. (Note: a copy of the underlying agreement effective July 1, 2002 and all amendments are included with the copy of Amendment No. 9 as filed. Employers Reinsurance Corporation is now named Westport Insurance Corporation, Zenith Star Insurance Company has been merged into Zenith Insurance Company and Swiss Reinsurance America Corporation was substituted for Westport Insurance Corporation as respects occurrences taking place on or after May 1, 2008.) (Incorporated hereby by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
10.22
Workers' Compensation Quota Share Reinsurance Agreement between Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company (collectively, as cedant) and Odyssey America Reinsurance Corporation (as Reinsurer) dated December 28, 2001. (Incorporated herein by reference to Exhibit 10.36 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.23	Credit Agreement, dated as of February 16, 2007, between Zenith National Insurance Corp., and Bank of America, N.A.. (Incorporated by reference to Exhibit 10.39 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2006.)
10.24
Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
11
Statement recomputation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 13 — "Earnings and Dividends Per Share" in Zenith's 2008 Annual Report to Stockholders.)
‡13
Zenith's Annual Report to Stockholders for the year ended December 31, 2008, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.
‡21	Subsidiaries of the Registrant, a copy of which is filed herewith as Exhibit 21.
‡23.1	Consent of PricewaterhouseCoopers LLP, dated February 13, 2009. (Incorporated herein by reference to page F-1 of this Annual Report on Form 10-K.)
‡31.1	Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith as Exhibit 31.1.
‡31.2	Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith as Exhibit 31.2.
‡32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, a copy of which is furnished herewith as Exhibit 32.

*
Management contract or compensatory plan or arrangement.

‡
Filed with this Annual Report on Form 10-K. (certain exhibits in electronic version only)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2009.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 13, 2009.

/s/ STANLEY R. ZAX Stanley R. Zax	Chairman of the Board and President (Principal Executive Officer)
/s/ JEROME L. COBEN Jerome L. Coben	Director
/s/ MAX M. KAMPELMAN Max M. Kampelman	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ FABIAN NUÑEZ Fabian Nuñez	Director
/s/ CATHERINE B. REYNOLDS Catherine B. Reynolds	Director
/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director
/s/ WILLIAM S. SESSIONS William S. Sessions	Director
/s/ MICHAEL WM. ZAVIS Michael Wm. Zavis	Director
/s/ KARI L. VAN GUNDY Kari L. Van Gundy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Zenith National Insurance Corp. and Subsidiaries
Index to Financial Statements and Schedules

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-22219, 333-115902, 333-134531, 333-143511 and 333-150908) of Zenith National Insurance Corp. of our report dated February 13, 2009 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the 2008 Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 13, 2009 relating to the financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Los Angeles, California
February 13, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
    Zenith National Insurance Corp.:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 13, 2009 appearing in the 2008 Annual Report to Stockholders of Zenith National Insurance Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
February 13, 2009

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

December 31, 2008

Column A	Column B	Column C	Column D
Type of investment	Cost (1)	Fair Value	Amount at Which Shown in the Balance Sheet (2)
	(Dollars in thousands)
Fixed maturity investments:
Bonds:
United States Government and government agencies and authorities (3)	$194,657	$202,616	$195,331
States, municipalities and political subdivisions	198,128	198,842	198,364
Public utilities	72,990	72,586	72,586
Foreign governments	5,000	5,016	5,000
All other corporate bonds	1,207,364	1,135,346	1,135,346
Redeemable preferred stocks	4,505	3,613	3,613

Total fixed maturity investments	1,682,644	1,618,019	1,610,240
Equity investments:
Common stocks:
Public utilities	5,545	4,411	4,411
Banks, trust and insurance companies	523	522	522
Industrial, misc. and all other	46,570	42,559	42,559
Nonredeemable preferred stocks	250	250	250

Total equity investments	52,888	47,742	47,742
Short-term investments (4)	241,452	241,715	241,715
Other investments	58,297	58,297	58,297

Total investments	$2,035,281	$1,965,773	$1,957,994

(1)
Original cost for equity investments. Original cost reduced by repayments and adjusted for amortization of premiums or accretion of discounts for fixed maturity investments.

(2)
Amount shown in the balance sheet is either at cost or fair value for fixed maturity investments depending on the classification of the underlying investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Certain Debt and Equity Securities."

(3)
Primarily mortgage-backed securities that carry the full faith and credit guaranty of the U.S. Government (GNMAs).

(4)
Includes U.S. Treasury bills, highly liquid cash management funds, short-term certificates of deposit, short-term investment grade commercial paper and corporate bonds purchased within twelve months of maturity.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

BALANCE SHEETS

	December 31,
(Dollars and shares in thousands)	2008	2007
Assets:
Short-term investments, at fair value (cost $81,507 in 2008 and $83,532 in 2007)	$81,497	$83,532
Cash	913	104
Investment in subsidiaries	1,026,152	1,075,319
Other assets	17,640	17,121

Total assets	$1,126,202	$1,176,076

Liabilities:
Subordinated debentures	$77,136	$77,127
Dividends payable to stockholders	18,898	18,780
Convertible senior notes payable		1,135
Other liabilities	6,731	5,677

Total liabilities	102,765	102,719

Commitments and contingencies (see Note 3)
Stockholders' equity:
Preferred stock, $1 par value, 1,000 shares authorized; none issued or outstanding in 2008 and 2007
Common stock, $1 par value, 100,000 shares authorized; issued 45,019 in 2008 and 44,802 in 2007; outstanding 37,324 in 2008 and 37,107 in 2007	45,019	44,802
Additional paid-in capital	472,312	464,932
Retained earnings	722,996	718,175
Accumulated other comprehensive (loss) income	(50,238)	12,100
Treasury stock, at cost (7,695 shares in 2008 and 2007)	(166,652)	(166,652)

Total stockholders' equity	1,023,437	1,073,357

Total liabilities and stockholders' equity	$1,126,202	$1,176,076

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Revenues:
Net investment income	$1,183	$3,445	$3,028
Net realized gains on investments	6	259	117

Total revenues	1,189	3,704	3,145

Expenses:
Operating expenses	7,636	7,261	6,652
Interest expense	5,353	5,444	5,474

Total expenses	12,989	12,705	12,126

Loss from operations before income tax benefit and equity in earnings of subsidiaries	(11,800)	(9,001)	(8,981)
Income tax benefit	(4,156)	(3,201)	(3,191)

Loss from operations after income tax benefit and before equity in earnings of subsidiaries	(7,644)	(5,800)	(5,790)
Equity in earnings of subsidiaries	102,944	239,700	264,490

Net income	$95,300	$233,900	$258,700

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

ZENITH NATIONAL INSURANCE CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Investment income received	$393	$1,720	$3,384
Operating expenses paid	(6,201)	(1,831)	(403)
Interest paid	(5,325)	(5,392)	(5,432)
Income tax recovered (paid)	3,989	2,410	(267)

Net cash used in operating activities	(7,144)	(3,093)	(2,718)

Cash flows from investing activities:
Proceeds from sales of investments:
Fixed maturity securities available-for-sale		4,987	38,918
Net decrease (increase) in short-term investments	2,938	(17,281)	(43,091)
Dividends received from Zenith Insurance	95,000	115,000	50,000
Other, net		8	6

Net cash provided by investing activities	97,938	102,714	45,833

Cash flows from financing activities:
Cash dividends paid to common stockholders	(90,361)	(100,174)	(43,241)
Excess tax benefit on stock-based compensation	376	341	273
Net proceeds from exercise of stock options		196	227
Repurchase of redeemable securities			(500)

Net cash used in financing activities	(89,985)	(99,637)	(43,241)

Net increase (decrease) in cash	809	(16)	(126)
Cash at beginning of year	104	120	246

Cash at end of year	$913	$104	$120

Reconciliation of net income to net cash used in operating activities:
Net income	$95,300	$233,900	$258,700
Equity in income of subsidiaries	(102,944)	(239,700)	(264,490)
Decrease in income tax payable	(167)	(791)	(3,458)
Other	667	3,498	6,530

Net cash used in operating activities	$(7,144)	$(3,093)	$(2,718)

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

NOTE 1.    Investment In Subsidiaries

        Zenith National directly owns 100% of the outstanding stock of Zenith Insurance Company and Zenith National Insurance Capital Trust I ("Trust"). These investments are included in the accompanying condensed financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2008 and 2007 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

        Zenith National also owns $16.5 million of the Trust's 8.55% Capital Securities, which are included in other assets and interest earned thereon is recorded as an offset to interest expense.

        We file a consolidated income tax return. Our equity in the income of our subsidiaries is net of a provision for income tax expense of $56.1 million, $132.2 million, and $145.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. We have a tax allocation agreement with our subsidiaries and the 2008, 2007, and 2006 condensed financial information of the parent company reflects Zenith National's portion of the consolidated tax.

NOTE 2.    Debt

        Convertible Senior Notes Payable.    On March 21, 2003, we issued $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 ("Convertible Notes") in a private placement, from which we received net proceeds of approximately $120.0 million.

        In March, 2008, the remaining $1.1 million aggregate principal amount was converted into 68,986 shares of our common stock.

        Subordinated Debentures.    At December 31, 2008 and 2007, we had $77.3 million aggregate principal amount of the 8.55% Subordinated Deferrable Interest Debentures due 2028 ("Subordinated Debentures") outstanding, all of which were held by the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by us for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by us at 100% of the principal amount of the Subordinated Debentures plus a "make-whole premium," if any, together with accrued and unpaid interest. The make-whole premium is the excess of the then present value of the remaining scheduled payments of principal and interest over 100% of the principal amount. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each of the years ended December 31, 2008, 2007 and 2006, $6.7 million of interest and issue costs were expensed. The Subordinated Debentures are subordinated to all other indebtedness of Zenith National. The fair value of the Subordinated Debentures was $63.1 million and $73.9 million at December 31, 2008 and 2007, respectively.

        Bank Line of Credit.    At December 31, 2008, we had a $30.0 million revolving credit agreement with Bank of America, N.A. expiring February 16, 2010. Interest is payable on any outstanding loans at either the bank's prime rate or a rate based on Eurodollar deposit rates plus a specified margin depending on our credit rating. This credit agreement contains covenants that require, among other things, that we maintain certain financial ratios, including a minimum amount of capital in our insurance subsidiaries, a maximum debt-to-total capitalization ratio and a minimum interest coverage ratio. We were in compliance with all of these covenants at December 31, 2008.

        There were no outstanding borrowings under the bank line of credit in 2008 and 2007. We currently do not anticipate the need to draw on our available line of credit because our current liquidity is sufficient for any foreseeable requirements.

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

NOTE 4.    Other Comprehensive (Loss) Income

        Other comprehensive (loss) income is comprised of changes in unrealized (losses) gains on investments classified as available-for-sale. The following table summarizes the components of accumulated other comprehensive (loss) income:

	December 31,
(Dollars in thousands)	2008	2007

Net unrealized (losses) gains on investments, before tax	$(77,287)	$18,614
Deferred tax benefit (expense)	27,049	(6,514)

Total accumulated other comprehensive (loss) income	$(50,238)	$12,100

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
(Dollars in thousands)
As of and for Year Ended December 31, 2008
Property and Casualty:
Workers' compensation	$7,274	$1,229,561	$45,226		$606,284		$279,121	$110,996	$119,379	$589,397
Reinsurance		45,025			1,043		787	110	338	1,043

	7,274	1,274,586	45,226		607,327		279,908	111,106	119,717	590,440
Investment						$94,027
Parent									7,636

Total	$7,274	$1,274,586	$45,226		$607,327	$94,027	$279,908	$111,106	$127,353	$590,440

2007
Property and Casualty:
Workers' compensation	$9,538	$1,390,643	$61,950		$738,196		$249,290	$123,073	$123,091	$717,154
Reinsurance		62,727			336		3,554	19	424	336

	9,538	1,453,370	61,950		738,532		252,844	123,092	123,515	717,490
Investment						$114,863
Parent									7,261

Total	$9,538	$1,453,370	$61,950		$738,532	$114,863	$252,844	$123,092	$130,776	$717,490

2006
Property and Casualty:
Workers' compensation					$931,739		$292,160	$145,833	$128,770	$901,108
Reinsurance					12,478		30,624	1,320	1,042	2,661

					944,217		322,784	147,153	129,812	903,769
Investment						$106,294
Parent									6,652

Total					$944,217	$106,294	$322,784	$147,153	$136,464	$903,769

SCHEDULE IV — REINSURANCE
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

					Column F
Column A	Column B	Column C	Column D	Column E	Percentage of Amount Assumed to Net Percentage
(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount
Year Ended December 31,
2008
Premiums earned	$621,763	$18,634	$4,198	$607,327	0.7%
2007
Premiums earned	756,965	23,323	4,890	738,532	0.7
2006
Premiums earned	964,131	38,447	18,533	944,217	2.0

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
(Dollars in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended December 31,
2008
Allowance for uncollectible premiums	$150	$1,851		$1,451	$550
Provision for uncollectible reinsurance recoverable
2007
Allowance for uncollectible premiums		585		435	150
Provision for uncollectible reinsurance recoverable
2006
Allowance for uncollectible premiums	77	731		808
Provision for uncollectible reinsurance recoverable

(1)
Deductions represent amounts determined to be uncollectible and written off.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

EXHIBIT INDEX

Number	Exhibit
10.5	Amendment No. 1 dated December 31, 2008 to Employment Agreement dated January 23, 2006 between Zenith National Insurance Corp. and Michael E. Jansen.
10.7	Amendment No. 1 dated December 31, 2008 to Employment Agreement dated October 12, 2004 between Zenith National Insurance Corp. and Robert E. Meyer.
10.9	Amendment No. 1 dated December 31, 2008 to Employment Agreement dated October 12, 2004 between Zenith National Insurance Corp. and Jack D. Miller.
10.12	Amendment No. 2 dated December 31, 2008 to Employment Agreement dated September 12, 2005 between Zenith National Insurance Corp. and Davidson M. Pattiz.
10.14	Amendment No. 1 dated December 31, 2008 to Employment Agreement dated May 24, 2006 between Zenith National Insurance Corp. and Kari L. Van Gundy.
10.17	First Amendment effective December 1, 2008 to Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003.
10.19	Amended and Restated Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan effective December 1, 2008.
10.20	Amended and Restated Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan effective December 1, 2008, Form of Deferred Compensation Agreement.
13

Zenith's Annual Report to Stockholders for the year ended December 31, 2008, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.