Form 10-Q
period 2009-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2009-04-21
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒                 No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐          No  ☐

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

Yes  ☐     No  ☒

At April 15, 2009, there were 37,335,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2009

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(Dollars and shares in thousands)	2009	2008
Assets:
Investments:
Fixed maturity securities:
At fair value (amortized cost $1,536,134 in 2009 and $1,479,295 in 2008)	$1,458,154	$1,406,891
At amortized cost (fair value $211,128 in 2008)		203,349
Equity securities, at fair value (cost $61,411 in 2009 and $52,888 in 2008)	50,845	47,742
Short-term investments, at fair value (amortized cost $353,289 in 2009 and $241,452 in 2008)	353,358	241,715
Other investments	56,773	58,297
Total investments	1,919,130	1,957,994
Cash	13,463	10,478
Accrued investment income	22,834	23,147
Premiums receivable	13,269	14,815
Reinsurance recoverables	284,185	285,269
Deferred policy acquisition costs	8,057	7,274
Deferred tax asset	76,359	70,469
Income tax receivable	30,170	33,448
Goodwill	20,985	20,985
Other assets	97,429	102,143
Total assets	$2,485,881	$2,526,022

Liabilities:
Unpaid losses and loss adjustment expenses	$1,254,148	$1,274,586
Unearned premiums	48,754	45,226
Policyholders’ dividends accrued	36,876	37,253
Redeemable securities payable	58,358	58,357
Other liabilities	86,314	87,163
Total liabilities	1,484,450	1,502,585

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $1 par value, 1,000 shares authorized; none issued or outstanding in 2009 and 2008
Common stock, $1 par value, 100,000 shares authorized; issued 45,030 in 2009 and 45,019 in 2008; outstanding 37,335 in 2009 and 37,324 in 2008	45,030	45,019
Additional paid-in capital	473,859	472,312
Retained earnings	706,705	722,996
Accumulated other comprehensive loss	(57,511)	(50,238)
Treasury stock, at cost (7,695 shares in 2009 and 2008)	(166,652)	(166,652)
Total stockholders’ equity	1,001,431	1,023,437
Total liabilities and stockholders’ equity	$2,485,881	$2,526,022

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008

Revenues:
Net premiums earned	$117,983	$159,032
Net investment income	24,256	23,235
Net realized gains on investments	6,274	4,486
Total revenues	148,513	186,753

Expenses:
Losses and loss adjustment expenses incurred	86,220	54,772
Underwriting and other operating expenses:
Policy acquisition costs	21,853	28,334
Underwriting and other costs	33,593	31,785
Policyholders’ dividends	1,628	6,034
Interest expense	1,285	1,301
Total expenses	144,579	122,226
Income before tax	3,934	64,527
Income tax expense	1,334	22,627
Net income	$2,600	$41,900

Net income per common share:
Basic	$0.07	$1.13
Diluted	0.07	1.12

Cash dividends declared per common share	$0.50	$0.50

Net realized gains on investments:
Net realized gains on investments before credit related impairments on fixed maturity securities	$15,974
Total other-than-temporary impairments on fixed maturity securities	(18,462)
Portion of impairments recognized in other comprehensive loss	8,762
Credit related impairments included in net realized gains on investments	(9,700)
Net realized gains on investments	$6,274

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Premiums collected	$125,389	$164,783
Investment income received	25,134	23,145
Losses and loss adjustment expenses paid	(105,735)	(100,050)
Underwriting and other operating expenses paid	(52,388)	(65,425)
Interest paid	(2,500)	(2,533)
Income taxes paid		(337)
Net cash (used in) provided by operating activities	(10,100)	19,583

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(285,495)	(292,526)
Equity securities available-for-sale	(8,523)	(64,833)
Other investments	(518)	(15,040)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity		7,789
Fixed maturity securities available-for-sale	39,852	35,814
Other investments	538	400
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	277,023	392,150
Equity securities available-for-sale		19,849
Net decrease (increase) in short-term investments	10,020	(86,164)
Capital expenditures and other	(916)	(1,022)
Net cash provided by (used in) investing activities	31,981	(3,583)

Cash flows from financing activities:
Cash dividends paid to common stockholders	(18,896)	(18,782)
Net cash used in financing activities	(18,896)	(18,782)

Net increase (decrease) in cash	2,985	(2,782)
Cash at beginning of period	10,478	6,933
Cash at end of period	$13,463	$4,151

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Reconciliation of net income to net cash (used in) provided by operating activities:

Net income	$2,600	$41,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,077	2,195
Net accretion	(429)	(3,183)
Net realized gains on investments	(6,274)	(4,486)
Decrease (increase) in:
Accrued investment income	277	3,097
Premiums receivable	208	(2,128)
Reinsurance recoverables	1,079	18,293
Deferred policy acquisition costs	(783)	(756)
Net income tax	1,334	22,290
(Decrease) increase in:
Unpaid losses and loss adjustment expenses	(20,438)	(64,124)
Unearned premiums	3,528	3,239
Policyholders’ dividends accrued	(377)	3,245
Accrued expenses	2,780	(249)
Other	4,318	250
Net cash (used in) provided by operating activities	$(10,100)	$19,583

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008

Preferred stock, $1 par value	None	None

Common stock, $1 par value:
Beginning of period	$45,019	$44,802
Restricted stock vested	11	7
Conversion of Convertible Notes		69
End of period	45,030	44,878

Additional paid-in capital:
Beginning of period	472,312	464,932
Recognition of stock-based compensation expense	1,520	1,617
Conversion of Convertible Notes		1,223
Excess tax benefit on stock-based compensation	27	49
End of period	473,859	467,821

Retained earnings:
Beginning of period	722,996	718,175
Net income	2,600	41,900
Cash dividends declared to common stockholders	(18,891)	(18,817)
End of period	706,705	741,258

Accumulated other comprehensive (loss) income:
Beginning of period	(50,238)	12,100
Net change in unrealized (losses) gains on available-for-sale investments, net of tax and reclassification adjustment	(1,578)	427
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax	(5,695)
End of period	(57,511)	12,527

Treasury stock, at cost	(166,652)	(166,652)

Total stockholders’ equity	$1,001,431	$1,099,832

Stockholders’ equity per outstanding common share	$26.82	$29.58

Comprehensive (loss) income:
Net income	$2,600	$41,900
Net change in unrealized (losses) gains on available-for-sale investments, net of tax and reclassification adjustment	(1,578)	427
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax	(5,695)
Comprehensive (loss) income	$(4,673)	$42,327

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.  The accompanying unaudited Consolidated Financial Statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information; with the instructions to Form 10-Q; and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal, recurring adjustments) necessary for a fair statement of our financial position and results of operations for the periods presented have been included.  The results of operations for an interim period are not necessarily indicative of the results for an entire year.  For further information, refer to the audited Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications.  Certain prior year amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Note 2.  Net Income and Dividends per Share

The following table sets forth the computation of basic and diluted net income per common share and cash dividends declared per common share:

		Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)		2009	2008
Net income as reported		$2,600	$41,900
Net income allocated to unvested restricted stock shares (see below)		36
(A) Net income allocated to common shares		$2,564	$41,900
(B) Interest expense on the Convertible Notes, net of tax			$11
(C) Weighted average shares outstanding – basic		37,330	37,111
Weighted average shares issued under the Restricted Stock Plan (see below)			162
Weighted average shares issued in 2008 upon conversion of the Convertible Notes			69
(D) Weighted average shares outstanding – diluted		37,330	37,342
Net income per common share:
(A)/(C)	Basic	$0.07	$1.13
((A)+(B))/(D)	Diluted	0.07	1.12
Cash dividends declared per common share		$0.50	$0.50

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which requires that unvested restricted stock with a right to receive nonforfeitable dividends be included in the two-class method of computing earnings per share.  The weighted average shares outstanding and net income per common share for the three months ended March 31, 2009 were computed in accordance with FSP EITF 03-6-1.  Prior period amounts were not restated due to immateriality.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3. Fair Value Measurements

Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The change in the fair value of these investments is recorded as a component of other comprehensive income.

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity in accordance with FSP FAS 157-4 (see Note 10).

FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”) established a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).  The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of each instrument at the measurement date.  The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The three hierarchy levels are defined as follows:

•                  Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities.  The fair value of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market.  The Level 1 category includes publicly traded equity securities; highly liquid U.S. Government short-term notes and treasury bills, highly liquid cash management funds; and short-term certificates of deposit.

•                  Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.  The Level 2 category includes corporate bonds, municipal bonds, short-term commercial paper and redeemable preferred stocks.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.  The fair value of certain privately held or thinly traded securities is determined using internal analytical methods based on the best information available.  The estimated fair value of Level 3 equity securities consists primarily of the following: 1) An equity security of a company based in the United Kingdom with fair value approximating its net asset value because a significant portion of the net asset value, excluding cash balances, is comprised principally of real estate holdings supported by independent appraisals.  The estimated fair value for this investment also includes foreign currency fluctuations and considers the value of an unrecognized tax loss carry forward. 2) A fixed maturity security representing our participation in a commercial senior secured term loan. The fair value of this fixed maturity security was based on discounted expected cash flows.  3) A foreign government bond with a fair value determined based on the interest rate spread for similar foreign government bonds to U.S. Government securities.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2009 classified by the SFAS 157 valuation hierarchy (as discussed above):

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Fixed maturity securities	$4,053	$1,439,598	$14,503	$1,458,154
Equity securities	23,008		27,837	50,845
Short-term investments	339,957	13,401		353,358
Total	$367,018	$1,452,999	$42,340	$1,862,357

The following table presents changes in Level 3 fixed maturity and equity securities measured at fair value on a recurring basis for the three months ended March 31, 2009 (as discussed above):

(Dollars in thousands)	Fixed Maturity Securities	Equity Securities
Balance at December 31, 2008	$9,431	$28,348
Change in unrealized gains included in other comprehensive loss (1)	72	(511)
Reclassification from held-to-maturity (See Note 4)	5,000
Balance at March 31, 2009	$14,503	$27,837

(1) Changes in unrealized gains for equity securities represent foreign currency fluctuation.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 4.  Investments

Our investments in fixed maturity and equity securities and short-term investments are classified into the following three categories: 1) held-to-maturity—those securities which by their terms must be redeemed by the issuing company and that we have the positive intent and ability to hold to maturity are reported at amortized cost; 2) trading—those securities that are held principally for the purpose of selling in the near term are reported at fair value with unrealized gains and losses included in earnings; and 3) available-for-sale—those securities not classified as either held-to-maturity or trading are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of deferred tax.  All of our investments in fixed maturity and equity securities and short-term investments were classified as available-for-sale at March 31, 2009.  Certain fixed maturity securities were classified as held-to-maturity as of December 31, 2008.  There were no investments classified as trading at March 31, 2009 or December 31, 2008.

We reclassified our entire held-to-maturity investment portfolio with an amortized cost of approximately $200 million at the date of transfer to available-for-sale during the first quarter 2009 because the unprecedented events in the financial markets resulted in market and economic risks that were not present at the time we elected to hold these securities to maturity.  We determined that we no longer had the positive intent to hold these securities to maturity because of these unusual events and substantial economic changes.  In March 2009, we sold all of our mortgage-backed securities issued by the Government National Mortgage Association, most of which were originally classified as held-to-maturity, resulting in a realized gain of $8.8 million before tax.  At March 31, 2009, the remaining securities originally classified as held-to-maturity consisted primarily of municipal bonds with a fair value of $28.6 million and an unrealized gain of approximately $1.0 million before tax, included as a component of other comprehensive loss.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The cost or amortized cost, fair value and carrying value of available-for-sale investments at March 31, 2009, and held-to-maturity and available-for-sale investments at December 31, 2008 were as follows:

	Cost or Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	(Losses)	Value	Value
March 31, 2009
Fixed maturity securities:
Corporate debt	$1,345,579	$20,940	$(100,480)	$1,266,039	$1,266,039
State and local government debt	177,016	4,991	(1,379)	180,628	180,628
Foreign government debt	5,000	45		5,045	5,045
Redeemable preferred stocks	4,505		(2,116)	2,389	2,389
U.S. government debt	4,034	19		4,053	4,053
Total available-for-sale fixed maturity securities	1,536,134	25,995	(103,975)	1,458,154	1,458,154
Equity securities	61,411	980	(11,546)	50,845	50,845
Short-term investments	353,289	76	(7)	353,358	353,358
Total available-for-sale investments	$1,950,834	$27,051	$(115,528)	$1,862,357	$1,862,357

December 31, 2008
Fixed maturity securities:
Mortgage-backed securities	$175,737	$7,285		$183,022	$175,737
State and local government debt	22,612	521	$(43)	23,090	22,612
Foreign government debt	5,000	16		5,016	5,000
Total held-to-maturity investments	$203,349	$7,822	$(43)	$211,128	$203,349

Corporate debt	$1,280,354	$18,058	$(90,480)	$1,207,932	$1,207,932
State and local government debt	175,516	3,450	(3,214)	175,752	175,752
Mortgage-backed securities	14,866	638		15,504	15,504
Redeemable preferred stocks	4,505		(892)	3,613	3,613
U.S. government debt	4,054	36		4,090	4,090
Total available-for-sale fixed maturity securities	1,479,295	22,182	(94,586)	1,406,891	1,406,891
Equity securities	52,888	1,680	(6,826)	47,742	47,742
Short-term investments	241,452	273	(10)	241,715	241,715
Total available-for-sale investments	$1,773,635	$24,135	$(101,422)	$1,696,348	$1,696,348

Fixed maturity securities, including short-term investments, by contractual maturity were as follows at March 31, 2009:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$419,704	$419,793
Due after 1 year through 5 years	904,112	878,537
Due after 5 years through 10 years	438,009	402,453
Due after 10 years	127,598	110,729
Total	$1,889,423	$1,811,512

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  For over seventeen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary.  Our adoption of FSP FAS 115-2 and FAS 124-2 effective March 31, 2009 amends the determination of other-than-temporary impairments for debt securities (see Note 10), but not for equity securities.  For debt securities, the amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security.  For equity securities, the amount of the other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

For the three months ended March 31, 2009, we had $18.5 million before tax of other-than-temporary impairments on two debt securities of which $9.7 million was recognized as credit related impairments in earnings, with the remaining $8.8 million related to other factors recorded as an unrealized loss in other comprehensive loss.  Both securities continue to make interest payments.  There were no impairments in the first quarter 2008.

In determining whether a credit loss existed, we estimated the present value of cash flows expected to be collected from the two fixed maturity securities and, if available, used comparisons with the fair values of similar securities of publicly traded companies.  We believe that the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.  The discounted cash flow analysis calculated the fair value of the fixed maturity securities using management and/or published independent credit analysts’ estimates of the undiscounted recoveries for unsecured bonds as the basis for expected cash flows.  The expected cash flows were discounted using the effective interest rate implicit in the securities at the date of acquisition.  The market valuation approach compared the fair value of the fixed maturity securities and their interest rate yield to similar fixed maturity securities issued by publicly traded companies.  Significant estimates in the fair value to yield approach include identifying similar investment securities of companies with comparable business factors such as size, growth, profitability, revenue mix, geographic areas of operations and credit ratings.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the fair value of securities classified as available-for-sale with unrealized losses, aggregated by investment category and length of time the securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008:

(Dollars in thousands)	Fair Value	Unrealized Losses	Number of Issues
March 31, 2009
Less than 12 months:
Corporate debt	$482,427	$(66,984)	95
Equity securities	19,417	(10,055)	11
State and local government debt	49,999	(1,379)	13
Short-term investments	190,931	(7)	1
Total less than 12 months	$742,774	$(78,425)	120

Greater than 12 months:
Corporate debt	$141,261	$(33,496)	24
Equity securities	3,150	(1,491)	1
Redeemable preferred stocks	2,389	(2,116)	2
Total greater than 12 months	$146,800	$(37,103)	27

Total available-for-sale:
Corporate debt	$623,688	$(100,480)	119
Equity securities	22,567	(11,546)	12
State and local government debt	49,999	(1,379)	13
Redeemable preferred stocks	2,389	(2,116)	2
Short-term investments	190,931	(7)	1
Total available-for-sale investments	$889,574	$(115,528)	147

December 31, 2008
Less than 12 months:
Corporate debt	$640,894	$(57,606)	120
Equity securities	16,163	(6,826)	9
State and local government debt	67,330	(3,214)	18
Redeemable preferred stocks	2,956	(644)	1
Short-term investments	112,435	(10)	1
Total less than 12 months	$839,778	$(68,300)	149

Greater than 12 months:
Corporate debt	$107,060	$(32,874)	13
Redeemable preferred stocks	657	(248)	1
Total greater than 12 months	$107,717	$(33,122)	14

Total available-for-sale:
Corporate debt	$747,954	$(90,480)	133
Equity securities	16,163	(6,826)	9
State and local government debt	67,330	(3,214)	18
Redeemable preferred stocks	3,613	(892)	2
Short-term investments	112,435	(10)	1
Total available-for-sale investments	$947,495	$(101,422)	163

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The unprecedented events in the capital and credit markets have resulted in extreme volatility and disruption to the financial markets.  Several factors contributed to the unrealized losses in our investment portfolio as of March 31, 2009 and December 31, 2008, including the tightening/freezing of credit markets, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions, as well as the current recession.  Unrealized losses on fixed maturity securities at March 31, 2009 do not include credit related impairments recognized in earnings which also reduced the cost basis of the investment.  We believe that our unrealized losses on fixed maturity securities at March 31, 2009 are principally attributable to widening credit spreads between U.S. Government and investment-grade corporate securities, and therefore are not credit related impairments.  We base this conclusion on our current understanding of  the issuers of these securities and because we have adequate liquidity and do not intend to sell securities with unrealized losses before recovering our amortized cost.  It is possible that we could recognize future impairments on some securities we owned at March 31, 2009 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.  If there is no change in the value of our General Electric Company and AT&T, Inc. equity securities by June 30, 2009, impairment charges of approximately $9.0 million before tax may be required based on March 31, 2009 valuations.  These potential impairment charges would reduce earnings, but have already been reflected in stockholders’ equity at March 31, 2009.

Net realized gains on investments and the change in unrealized investment (losses) gains before tax on our investment portfolio were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net realized gains (losses) on sale of securities:
Fixed maturity securities	$15,948	$3,099
Equity securities		1,174
Partnerships and limited liability companies	(462)	208
WorldCom settlement and other	488	5
Credit related impairments on fixed maturity securities	(9,700)
Net realized gains on investments	$6,274	$4,486

Change in fair value (under) over cost:
Equity securities	$(5,420)	$(4,432)
Fixed maturity securities, including short-term investments	(5,770)	5,091
Change in unrealized investment (losses) gains:
Before tax	(11,190)	659
After tax	(7,273)	427

For the three months ended March 31, 2009 and 2008, the gross realized gains on sales of investments classified as available-for-sale were $17.8 million and $10.1 million, respectively; and the gross realized losses were $1.9 million and $5.8 million, respectively.

The following table presents the change in other-than-temporary credit related impairment charges on fixed maturity securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss:

(Dollars in thousands)
Credit related impairments on fixed maturity securities as of December 31, 2008	$0
Credit related impairments not previously recognized	9,700
Credit related impairments on fixed maturity securities as of March 31, 2009	$9,700

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Net investment income before tax was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Fixed maturity securities	$24,659	$20,146
Short-term investments	585	4,090
Equity securities	445	540
Other	28	123
Subtotal	25,717	24,899
Investment expenses	1,461	1,664
Net investment income	$24,256	$23,235

Note 5.  Policyholders’ Dividends

Most of our workers’ compensation policies are non-participating but we issue certain policies in which the policyholder may participate in favorable claims experience through a dividend.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.  In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (“Florida Dividends”). As of both March 31, 2009 and December 31, 2008, we accrued approximately $20 million for Florida Dividends payable for prior accident years.

Note 6.  Segment Information

Our business is comprised of the following segments: workers’ compensation, reinsurance and investments.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment.  Reinsurance principally consisted of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts with all contracts fully expired at the end of 2006; however, we will be paying assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations.  Income from the workers’ compensation and reinsurance segments is determined by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned (this result is also known as underwriting income or loss).  Income from operations of the investments segment includes net investment income and net realized gains or losses on investments.  We do not allocate investment income to the results of other segments.  The losses from the parent include interest expense and the general operating expenses of Zenith National, a holding company, which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Segment information is set forth below:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended March 31, 2009
Revenues:
Net premiums earned	$118,078	$(95)			$117,983
Net investment income			$24,256		24,256
Net realized gains on investments			6,274		6,274
Total revenues	118,078	(95)	30,530		148,513
Interest expense				$(1,285)	(1,285)
(Loss) income before tax	(23,212)	(158)	30,530	(3,226)	3,934
Income tax (benefit) expense	(7,563)	(51)	10,077	(1,129)	1,334
Net (loss) income	$(15,649)	$(107)	$20,453	$(2,097)	$2,600
Combined ratio	119.7%	NM
As of March 31, 2009
Total Assets	$485,860	$8,159	$1,987,590	$4,272	$2,485,881

Three Months Ended March 31, 2008
Revenues:
Net premiums earned	$158,737	$295			$159,032
Net investment income			$23,235		23,235
Net realized gains on investments			4,486		4,486
Total revenues	158,737	295	27,721		186,753
Interest expense				$(1,301)	(1,301)
Income (loss) before tax	40,008	(7)	27,721	(3,195)	64,527
Income tax expense (benefit)	14,575	(3)	9,173	(1,118)	22,627
Net income (loss)	$25,433	$(4)	$18,548	$(2,077)	$41,900
Combined ratio	74.8%	NM
As of March 31, 2008
Total Assets	$519,312	$7,864	$2,217,148	$3,119	$2,747,443

NM = Not meaningful

The following table is a reconciliation of our segment results to the accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net investment income	$24,256	$23,235
Net realized gains on investments	6,274	4,486
Income from investments segment	30,530	27,721
(Loss) income from:
Workers’ compensation segment	(23,212)	40,008
Reinsurance segment	(158)	(7)
Parent	(3,226)	(3,195)
Income before tax	3,934	64,527
Income tax expense	1,334	22,627
Net income	$2,600	$41,900

Note 7.  Stock-Based Compensation Plan

Under a restricted stock plan approved by our stockholders (“Restricted Stock Plan”) non-employee Directors and key employees are awarded shares of Zenith National’s common stock with restricted ownership rights.  Shares of restricted stock granted to employees vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date.  Shares granted to non-employee Directors vest on each of the first three anniversaries of the grant date in equal amounts.  The fair value of restricted stock awards is measured using the closing price of Zenith

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

National’s common stock on the grant date and is recognized as an expense over the vesting period of the awards.  The tax savings resulting from tax deductions in excess of compensation expense (“excess tax benefits”) are reflected as a cash inflow from financing activities in the accompanying Consolidated Statements of Cash Flows.

The following table provides information regarding the shares under the Restricted Stock Plan:

Number of shares authorized for grants since plan inception in 2004	995,000
Number of shares restricted	(450,000)
Number of shares vested	(317,000)
Number of shares available for future grants at March 31, 2009	228,000

Changes in restricted stock for the three months ended March 31, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2008	471,000	$39.42
Granted	1,000	27.37
Vested	(11,000)	42.29
Forfeited	(11,000)	39.50
Restricted shares at March 31, 2009	450,000	39.33

Compensation expense recognized under the Restricted Stock Plan for the three months ended March 31, 2009 and 2008 was $1.0 million and $1.1 million after tax, respectively.  Unrecognized compensation expense before tax under the Restricted Stock Plan was $8.8 million and $10.3 million at March 31, 2009 and December 31, 2008, respectively.  This amount will be recognized over the remaining vesting period of the restricted shares.

Note 8.  Commitments and Contingencies

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

Note 9.  Income Tax

At March 31, 2009 and December 31, 2008, we had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Tax years 2004 through 2008 are subject to examination by the state taxing authorities.  Tax years 2005 and 2006 are currently being examined by the Internal Revenue Service (“IRS”).  It is possible that the IRS audit may result in additional payments; however, it is too early in the process to make an estimate of the amount, if any.

Note 10. Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 115-2/124-2 effective March 31, 2009.  For the three months ended March 31, 2009, we had $18.5 million before tax of other-then-temporary impairments on two debt securities of which $9.7 million was recognized as credit related impairments in earnings, with the remaining $8.8 million related to other factors recorded as an unrealized loss in other comprehensive loss.  There were no impairments previously recognized on securities we owned at December 31, 2008, and therefore there was no cumulative effect adjustment to retained earnings and other comprehensive loss as a result of adopting this standard.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 157-4 effective March 31, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 107-1 and APB 28-1 effective March 31, 2009, and have included required disclosures in our March 31, 2009 Notes to Consolidated Financial Statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

We also adopted the following accounting standards in the first quarter 2009, none of which had a material effect on our consolidated financial condition or results of operations:

•                  SFAS No. 141(R), “Business Combinations;”

•                  SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51;”

•                  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities;” and

•                  FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items.  Statements containing words such as expect, anticipate, believe, estimate, likely or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: (1) current unprecedented volatility in the financial markets, including the duration of the crisis and effectiveness of governmental solutions; (2) current economic recession; (3) competition; (4) decreased payroll levels of our customers; (5) medical cost trends; (6) regulatory restrictions on investments; (7) changes in state and federal legislation and regulation; (8) changes in interest rates causing fluctuations of investment income and fair values of investments; (9) changes in the frequency and severity of claims and catastrophes; (10) adequacy of loss reserves; (11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; (12) losses associated with any terrorist attacks that impact our workers’ compensation business in excess of our reinsurance protection; (13) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and (14) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission.

Overview

Revenues.  Our revenues are comprised of the net premiums earned primarily from our workers’ compensation segment, and net investment income and net realized gains from our investments segment.  Total revenues, as well as workers’ compensation net premiums earned, decreased in the first quarter 2009 compared to the corresponding period of 2008.

The decline in workers’ compensation net premiums earned is a result of fewer policies due to competition, declining payrolls for many insureds due to the recession, and the mandated reductions in Florida premium rates.  Our risk reward strategy emphasizes pricing and underwriting discipline to maintain profitability rather than focusing on revenue or market share.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Workers’ compensation segment.  Underwriting loss before tax from our workers’ compensation segment in the first quarter 2009 was $23.2 million compared to underwriting income of $40.0 million in the corresponding period of 2008.  The decrease in income in 2009 compared to 2008 principally reflects the 26% decline in premium revenue and no prior period loss reserve development recognized in 2009 compared to $23.2 million favorable development recognized in 2008.  The 2009 accident year loss ratio estimate is 50.3% compared to 43.0% for the full year 2008.  The 2009 accident year loss ratio continues to be an excellent result, but is higher than 2008 primarily because of reduced premiums and increasing average cost of claims.  The reduced premiums are a result of approximately 12% fewer policies compared to March 31, 2008, declining payrolls for many insureds due to the recession and the mandated premium rate decreases in Florida.  Florida premium rates have increased 6.4% effective April 1, 2009 and we anticipate increasing rates in California effective July 1, 2009.  The higher expense ratio in 2009 compared to 2008 was caused by lower premiums, and also includes a $5.0 million before tax charge related to workforce and other operating cost reductions.

Investments segment.  Net investment income and net realized gains on investments before tax were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net investment income	$24,256	$23,235
Net realized gains on investments	6,274	4,486
Income before tax from investments segment	$30,530	$27,721

Net realized gains in 2009 were reduced by $9.7 million for credit related impairment charges on MGM MIRAGE and American General Finance Corporation fixed maturity securities, both of which are still paying interest.  The impairment charges were determined in accordance with FSP FAS 115-2 and FAS 124-2 (see Note 10 to the accompanying Consolidated Financial Statements) issued in April 2009 related to recognizing credit related other-than-temporary impairments on debt securities.  There were no impairment charges in the first quarter 2008.

Our investment portfolio reflects our philosophy of diversification and high quality assets with a focus on compounding interest over time.  Investment income in the short term will be affected by changing interest rates and our ability to invest in attractive risk reward opportunities provided by the current financial markets.

At March 31, 2009 and December 31, 2008, $0.6 billion and $0.4 billion, respectively, of the investment portfolio was in fixed maturity securities of two years or less.

Stockholders’ equity.  Stockholders’ equity per share was $26.82 and $27.42 at March 31, 2009 and December 31, 2008, respectively. The decline in stockholders’ equity per share reflects the $0.50 common stockholders’ dividend and the $0.19 increase in unrealized losses in our investment portfolio.  The unrealized losses per share in our investment portfolio of $1.54 and $1.35 as of March 31, 2009 and December 31, 2008, respectively, are primarily attributable to widening credit spreads between U.S. Government and investment grade securities.  Stockholders’ equity per share excluding unrealized losses on investments was $28.36 and $28.77 at March 31, 2009 and December 31, 2008, respectively.  Annualized return on average equity in the three months ended March 31, 2009 was 4.2% compared to 15.4% in the three months ended March 31, 2008.

Stockholders’ equity excluding unrealized losses on investments per share is a non-GAAP financial measure that represents stockholders’ equity per share after tax, but excludes the after tax impact of unrealized losses on investments classified as available-for-sale.  We provide this measure to assist in understanding the impact of the unprecedented volatility of the financial markets on our stockholders’ equity per share.  Stockholders’ equity per share is the most comparable GAAP financial measure.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Results of Operations

Summary Results by Segment

The comparative components of net income for the three months ended March 31, 2009 and 2008 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 6 to the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net investment income	$24,256	$23,235
Net realized gains on investments	6,274	4,486
Income from investments segment	30,530	27,721
(Loss) income from:
Workers’ compensation segment	(23,212)	40,008
Reinsurance segment	(158)	(7)
Parent	(3,226)	(3,195)
Income before tax	3,934	64,527
Income tax expense	1,334	22,627
Net income	$2,600	$41,900

Workers’ Compensation Segment

Underwriting loss before tax from our workers’ compensation segment was $23.2 million for the three months ended March 31, 2009 compared to underwriting income before tax of $40.0 million for the corresponding period of 2008.

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

The key operating goal for our workers’ compensation segment is to achieve underwriting profits and significantly out-perform the national workers’ compensation industry.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Workers’ compensation calendar year combined ratios, along with a reconciliation to the accident year combined ratios for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009			2008
	Calendar Year	Prior Period Development	Accident Year	Calendar Year	Favorable (Unfavorable) Prior Period Development	Accident Year
Losses	50.3%		50.3%	20.6%	12.4%	33.0%
Loss adjustment expenses	22.8		22.8	13.8	2.2	16.0
Underwriting and other operating expenses (1)	46.6		46.6	40.4	(1.6)	38.8
Combined ratio	119.7%		119.7%	74.8%	13.0%	87.8%

(1) The 2008 prior period development for underwriting and other operating expenses represents an increase in estimated policyholders’ dividends for prior accident years.  We reduced our estimate for these dividends in the fourth quarter 2008 to reflect the impact of the Florida Supreme Court decision expected to increase claimant attorney fees, resulting in no prior period development for policyholders’ dividends for the full year.

The following provides additional information related to the decrease in underwriting income and resulting increase in combined ratios in the three months ended March 31, 2009 compared to the corresponding period of 2008:

•                  Net premiums earned for the workers’ compensation segment were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
California	$64,992	$85,734
Outside California	53,086	73,003
Total net premiums earned	$118,078	$158,737

Workers’ compensation net premiums earned decreased 26% in the three months ended March 31, 2009 compared to the corresponding period of 2008.  This decrease reflects our risk reward strategy, which emphasizes pricing and underwriting discipline to maintain profitability in a highly competitive environment, resulting in approximately 12% fewer policies in-force compared to March 31, 2008; as well as declining payrolls for many of our insureds due to the recession and the mandated premium rate reductions in Florida.

•                  Our actuaries perform a comprehensive review of our loss reserve estimates every quarter.  For the three months ended March 31, 2009, we did not recognize any development of prior accident years’ loss reserve estimates, compared to $23.2 million of favorable development recognized in the corresponding period in 2008.

•                  Our accident year estimated loss ratio recorded in the first quarter 2009 increased to 50.3% compared to 33.0% initially estimated for the 2008 accident year in the first quarter 2008.  The 2008 accident year loss ratio was revised upward later in the year to 43.0% for the full year as a result of premiums declining more than claim frequency combined with increasing medical costs in California.  The 2009 accident year loss ratio is an excellent result, but is higher than 2008 primarily because of reduced premiums and increasing average cost of claims.

•                  Policy acquisition costs are generally variable to net premiums earned.  However, underwriting and other costs are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.  During 2009, we recognized a charge of $5.0 million in first quarter 2009 related to workforce and other operating

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

cost reductions.  We anticipate these actions will result in approximately $10.0 million ($6.5 million after tax) of annualized expense savings.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed or to be billed on all unexpired policies at the date shown; and insured payroll is an indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls	Premiums in-force	Policies in-force	Insured Payrolls
March 31, 2009	$290.9	18,700	$6,901.4	$226.4	14,500	$10,274.3	$517.3	33,200	$17,175.7
December 31, 2008	304.5	19,600	7,133.2	251.7	14,900	10,838.9	556.2	34,500	17,972.1
March 31, 2008	349.4	21,900	8,077.5	295.3	16,000	11,768.3	644.7	37,900	19,845.8
December 31, 2007	359.3	22,100	8,108.8	310.8	16,200	11,875.7	670.1	38,300	19,984.5

The table above reflects the following trends in our workers’ compensation business:

1)             The reduction in premiums in-force reflects the impact of competition, the effects of the recession on insured payroll, as well as premium rate reductions (primarily Florida when comparing March 31, 2009 to March 31, 2008);

2)             The reduction in policies in-force also reflects the impact of competition; and

3)             The reduction in insured payrolls is caused by the reduction in policies in-force (competition), as well as the impact of the recession on the payroll levels of our insureds.

To the extent that payroll levels on in-force policies continue to decline as a result of the recession, our actual premiums earned will be less than the amount implied by premiums in-force.

In California, the state in which the largest volume of our workers’ compensation premiums are earned, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends claims cost benchmarks (previously called advisory pure premium rates) to be used by companies in determining their premium rates.  The California Department of Insurance (“California DOI”) also adopts and publishes its own claims cost benchmarks.  The benchmark rates cover expected loss costs, but do not contain an element to cover operating expenses or profit.  In September 2008, the WCIRB proposed a 16% increase in the January 1, 2009 claims cost benchmarks; and the California DOI adopted and published a claims cost benchmark increase of 5% for January 1, 2009.  In March 2009, the WCIRB proposed a 24.4% increase in the July 1, 2009 claims cost benchmarks, consisting of 17.6% for increased medical inflation and 5.8% for its estimates of the potential cost impacts of two recent en banc decisions from the Workers’ Compensation Appeals Board discussed below.  The California DOI has not yet adopted or published a claims cost benchmark increase for July 1, 2009.

Notwithstanding the foregoing, we set our own California premium rates based upon our actuarial analysis of current and anticipated cost trends, including any modification to the workers’ compensation system, while maintaining our goal of achieving underwriting profits and out-performing the industry.  We reduced our premium rates from 2004 through 2007 as a result of favorable loss costs trends originating from the 2003 and 2004 legislative reforms.  Due to increasing medical costs in California, we increased our manual premium rates 4% effective January 1, 2009 and made provisions to limit increases for our renewal customers to 8%, except for growth in payroll.  We expect to increase rates effective July 1, 2009, although we have not yet determined the amount of change.

These manual premium rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision annually and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics.  The following table sets forth the manual premium rate change percentages in California, as well as the change

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

in the average rates charged in California on renewal business for each period.  The change in the average renewal rate takes into consideration changes in manual premium rates as well as the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Policy Renewal Date	Manual Premium Rate Change	Average Renewal Charged Rate Change
January 1, 2004 — December 31, 2004	(10.0)%	(15.0)%
January 1, 2005 — December 31, 2005	(13.0)	(17.0)
January 1, 2006 — December 31, 2006	(17.0)	(26.0)
January 1, 2007 — December 31, 2007	(4.0)	(11.0)
January 1, 2008 — December 31, 2008		(6.0)
January 1, 2009	4.0	NA

NA = Not yet available

In Florida, the state in which the second largest amount of our workers’ compensation premium is earned, premium rates for workers’ compensation insurance are set by the Florida Department of Insurance (“Florida DOI”).  Manual premium rate change percentages in Florida are as follows:

Effective date of change	Manual Premium Rate Change
January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)
January 1, 2008	(18.4)
January 1, 2009	(18.6)
April 1, 2009	6.4

The April 1, 2009 premium rate increase relates to the fourth quarter 2008 Florida Supreme Court decision, which is expected to increase claimant attorney fees on open claims.  Future premium rate changes could reflect the outcome of legislative efforts to reverse or revise the impact of this decision as discussed below.

Reinsurance Segment

In September 2005, we exited the assumed reinsurance business and ceased writing and renewing assumed reinsurance contracts with all contracts fully expired at the end of 2006; however, we will be making payments on assumed reinsurance claims for several years.  For further information, refer to “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section beginning on page 31.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Parent

The parent loss reflects the holding company activities of Zenith National as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Interest expense	$1,285	$1,301
Parent expenses	1,941	1,894
Parent loss	$3,226	$3,195

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses (“loss reserves”) as of the balance sheet date.  Our loss reserves were as follows:

(Dollars in millions)	March 31, 2009	December 31, 2008
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,212	$1,230
Less: Receivable from reinsurers for unpaid losses	261	269
Unpaid losses and loss adjustment expenses, net of reinsurance	$951	$961
Reinsurance segment:
Unpaid losses and loss adjustment expenses, gross and net of reinsurance receivable	$42	$45
Total:
Unpaid losses and loss adjustment expenses	$1,254	$1,275
Less: Receivable from reinsurers for unpaid losses	261	269
Unpaid losses and loss adjustment expenses, net of reinsurance	$993	$1,006

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

When losses are reported to us, we establish, individually, estimates of the ultimate cost of the claims, known as “case reserves.”  These case reserves are continually monitored and revised in response to new information and for amounts paid.  In estimating our total loss reserves we have to make provisions for two types of loss development.  At the end of any calendar period there are a number of claims that have not yet been reported, but will arise out of accidents that have already occurred.  These are referred to in the insurance industry as incurred but not reported (“IBNR”) claims and our loss reserves contain an estimate for IBNR claims.  In addition to this provision for late reported claims, we also have to estimate, and make provision for, the extent to which the case reserves on known claims may develop.  These types of reserves are referred to in the insurance industry as

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

“bulk” reserves. Our loss reserves make provision for both IBNR and bulk reserves in total, but not separately.

At March 31, 2009 and December 31, 2008, IBNR and bulk reserves included in loss reserves, net of reinsurance recoverables, were as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Workers’ compensation segment	$209,670	$212,651
Reinsurance segment	12,325	10,276
Total IBNR & bulk reserves	$221,995	$222,927

We perform a comprehensive review of our loss reserves at the end of every quarter.  Estimating loss reserves is a complex process that involves a combination of actuarial techniques and management judgment.  Because we have a long history in the workers’ compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates.

The loss reserve estimates recorded in the financial statements (“carried reserves”) at March 31, 2009 and December 31, 2008 reflect the actuarial point estimate, which is management’s best estimate of loss reserves.  We believe our loss reserve estimates as of March 31, 2009 are adequate; however, we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable.

The 2009 accident year loss ratio estimate is 50.3% compared to 43.0% for the full year 2008.  The increase in the 2009 accident year loss ratio is primarily caused by reduced premiums and increasing average cost of claims.

For the three months ended March 31, 2009, we did not recognize any development of prior accident year loss reserves.  In comparison, for the three months ended March 31, 2008, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $23.2 million, representing 2.2% of our estimated workers’ compensation loss reserves at December 31, 2007 and 14.6% of our workers’ compensation net premiums earned for the three months ended March 31, 2008.

Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, recent trends and new information received, and the impact of different assumptions regarding medical cost trends on workers’ compensation loss reserve estimates.

Principal Uncertainties.  In our workers’ compensation business the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant.  The greater part of the challenge in estimating our loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year.  The principal uncertainty in our workers’ compensation loss reserve estimates at this time is caused by the trend of increasing medical costs. In estimating loss reserves, our actuaries consider medical costs by evaluating longer term trends.  During the accident years just prior to the legislative reforms (1998 - 2002), we experienced double digit medical cost increases. During 2003 and 2004, reforms enacted in Florida and California provided both immediate medical cost reductions and more control over future medical costs.  These reforms included reductions in the medical fee schedules, provision for medical networks, and medical treatment guidelines.  Our loss estimates for these two years reflect an average 6% per year decrease in medical costs.  For the accident years following the reforms we

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

are experiencing a return to increasing medical costs and our loss reserve estimates reflect an average 8% per year increase in medical costs for 2005 through 2009.  Our premium rates are established based on our forecast of future medical cost trends.  During the reform years, we reduced our premium rates based on the expected decrease in medical costs, combined with the other benefits of the reforms.  Due to increasing medical costs in California, we increased our premium rates 4% effective January 1, 2009 and also expect to increase premium rates effective July 1, 2009.  Additional uncertainties considered in estimating ultimate loss costs include the ultimate number of expensive cases and the length of time required to settle long-term, expensive cases.  Expensive claims are those involving permanent partial disability (“PPD”) of an injured worker and are paid over several years.  The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability and life expectancy.  Historically in California, the expensive claims have comprised about 20% of the number of claims and 90% of the cost of all claims.

Actuarial Estimation Process.  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation.  However, these various methods do not produce separate point estimates.  Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, Bornhuetter-Ferguson indications and claim count methods.  A customized method is used for more recent accident years related to business written in California to focus on the impacts of the legislative reforms in determining loss reserves.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open.  For recent accident years related to business written outside of California, our actuarial point selections are also based on the incurred loss development methods because our actuaries believe this method most accurately reflects the required reserves based on their analysis of the data and understanding of the claim environments in which we operate.  For the more recent accident years related to business written in California, our actuaries use a loss reserving model which estimates the differing effects of the 2003 and 2004 legislative reforms on the following five categories of benefit types: (1) temporary disability indemnity, (2) vocational rehabilitation, (3) permanent disability indemnity, (4) medical costs, and (5) allocated loss adjustment expense.  For each of these types of benefits, our actuaries review the historical paid trends and make adjustments to reflect the known effects of the reforms (e.g., limitations on temporary disability indemnity benefits and eliminating vocational rehabilitation benefits).  Our actuaries then use judgment to forecast ultimate cost trend increases for each benefit type, allowing for the late emergence of costs for the most serious cases based on historical trends. The cost trends produce an estimate of loss reserves for each benefit type.  This method responds gradually to each quarter’s actual paid loss information.

Role of Management.  Management reviews the actuarial point estimate each quarter, as well as all relevant information regarding medical cost trends, claim payment trends and settlement practices of the Company, and any judicial and administrative court decisions and legislative changes.  Management has established a loss reserve estimate in the financial statements that reflects the actuarial point estimate as its best estimate for loss reserves at March 31, 2009 and December 31, 2008.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Recent Trends and New Information.  The recent trends and the new information received during the first quarter 2009 are discussed below.

In April 2009, the WCIRB released its current estimate of California workers’ compensation loss experience based on data through December 31, 2008 as follows:

•                  An ultimate loss ratio of 71% for accident year 2008 and 55% for accident year 2007.  These ratios compare to our ultimate California loss ratios of 46% and 38%, respectively, for those same years.  We have an estimated ultimate California loss ratio for 2009 of 51%.

•                  Indemnity claim frequency for accident year 2008 is 7% lower than accident year 2007.

•                  The average cost of a 2008 indemnity claim will reflect a 17% increase in severity driven by medical inflation, representing the third consecutive year of double-digit severity increases after sharp severity declines in 2004 and 2005.

•                  The amount by which the California workers’ compensation industry’s reported loss reserves are redundant for all accident years was $5 billion.  We do not believe that the WCIRB’s estimate of reserve redundancy is representative of our situation, and therefore we do not believe this information should be used to estimate redundancies in our loss reserves.

In March 2009, the WCIRB recommended a 24.4% increase in the pure premium rate level (or claims cost benchmark) effective July 1, 2009, consisting of 17.6% for increased medical inflation and 5.8% for its estimates of the potential cost impacts of the recent en banc decisions discussed below.  We are studying the appropriate level of our July 1, 2009 premium increases.

In February 2009, the California Workers’ Compensation Appeals Board (“WCAB”) issued two significant en banc decisions, Almaraz v. Environmental Recovery Services/Guzman v. Milpitas Unified School District and Ogilvie v. City and County of San Francisco.  These decisions affect the provisions of the 2004 Reforms which provided that permanent disability ratings were to be based on an objective disability rating schedule effective January 1, 2005 (American Medical Association (“AMA”) Guides), as well as the determination of an injured workers’ diminished future earnings capacity (“DFEC”).  The WCAB decision in Almaraz/Guzman rendered the AMA Guides portion of the 2005 permanent disability rating schedule rebuttable if the permanent disability award can be shown to be inequitable and not commensurate with the disability, and allows workers’ compensation judges to make an impairment determination taking into account medical opinions that are not based on, or are only partially based on the AMA Guides.  The WCAB decision in Ogilvie rendered the DFEC portion of the 2005 permanent disability rating schedule rebuttable.  These decisions could affect both the number and amount of permanent disability payments, including those on open claims.  The WCAB has agreed to reconsider its findings affecting workers’ compensation permanent disability ratings, with a decision expected by the end of May 2009.  We do not know how these decisions will affect our loss costs trends or our reserves, if at all.  We will continue to monitor these decisions and their impact on our results.

As previously disclosed, the Florida Supreme Court reached a decision in Emma Murray v. Mariner Health, Inc. which is expected to increase claimant attorney fees, including those on open claims.  During the first quarter 2009, the Florida House of Representatives approved legislation that would effectively overturn the Supreme Court ruling on future claims.  The Florida Senate passed alternate legislation and the legislature will seek to reconcile the two bills before the session concludes at the end of April 2009.  There is uncertainty regarding the ultimate legislative outcome, which could impact the

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

6.4% premium rate increase effective April 1, 2009.  We will continue to monitor the legislative and judicial actions and their impact on our results.

Impact of Different Medical Cost Trend Assumptions.  As previously discussed, assumptions regarding medical cost trends are used in estimating ultimate losses.  Our loss estimates for the 2003 and 2004 accident years reflect an average 6% per year decrease in medical costs, and for the 2005-2009 accident years reflect an average 8% per year increase in medical costs.  If the average annual medical cost trend for each of the accident years 2003 - 2009 were all increased or all decreased by one, two and three percentage points in each year, our loss reserve estimates at March 31, 2009 would change by approximately $20 million, $40 million and $60 million, respectively.

We believe our loss reserve estimates are adequate.  However, the ultimate losses will not be known with any certainty for several years.  We assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.  Additionally, the impact, if any, of the worsening economy on our claim costs is not yet known.  We will continue to evaluate our estimate of loss reserves every quarter to reflect the most current data and judgments.

Investments

We invest the net cash flow from our operations and from our capital primarily in fixed maturity securities. These investments provide a stable source of income over the long run, although, in the short run, changes in interest rates impact the amount of investment income we earn.

The average annual yields on the investment portfolio in the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Before tax (1)	5.3%	4.3%
After tax	3.5%	2.8%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

Refer to Exhibit 99.1 to this report for a listing of our available-for-sale investment portfolio as of March 31, 2009 including the securities’ identification number assigned in accordance with the Committee on Uniform Securities Identification Procedures (“CUSIP”).

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Other investments are comprised of limited partnerships and limited liability companies (“LLCs”) with a carrying value of $56.8 million and net asset values of $60.7 million at March 31, 2009.  We have additional commitments to these investments of $13.0 million as of March 31, 2009.  For partnerships and LLCs where our share of capital is less than 5%, we account for the investment at cost, which is also a reasonable estimate of fair value. When our share of capital is in excess of 5%, the carrying value of our investment is adjusted to reflect our share of the underlying equity of the limited partnership or LLC.

As of March 31, 2009 and December 31, 2008 we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures.  We do not engage in securities lending.

All of our investments in fixed maturity and equity securities and short-term investments were classified as available-for-sale at March 31, 2009.  Certain fixed maturity securities were classified as held-to-maturity as of December 31, 2008.

The average maturity of the fixed maturity portfolio, including short-term investments, was approximately 4.5 years at both March 31, 2009 and December 31, 2008.  The duration of the fixed maturity portfolio, including short-term investments, was approximately 3.5 years at both March 31, 2009 and December 31, 2008.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Our internal investments department actively manages our investment portfolio to preserve principal values whenever possible, and we do not rely on external portfolio managers.  We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates, as well as changes in the credit quality and liquidity of the companies in which we have invested or changes in general economic and market conditions.  The volatility in the value of our portfolio continues.  Fair values at March 31, 2009 are not materially different from December 31, 2008 and have improved by approximately $21 million pre-tax, or $0.36 per share, as of April 17, 2009.  Changes in the fair values of investments classified as available-for-sale resulted in a decrease to stockholders’ equity of $7.3 million, after deferred tax, in the three months ended March 31, 2009.  The unrealized net losses on available-for-sale investments reported as a separate component of stockholders’ equity were as follows:

	Fixed Maturity, Including Short-term Investments		Equity Investments		Total
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
March 31, 2009	$(77,911)	$(50,643)	$(10,566)	$(6,868)	$(88,477)	$(57,511)
December 31, 2008	(72,141)	(46,893)	(5,146)	(3,345)	(77,287)	(50,238)

Approximately 91% of our consolidated fixed maturity investment portfolio, including short-term investments, was rated investment grade at March 31, 2009.

The following table presents the amortized cost and fair value of our corporate bond and short-term investment portfolio by credit rating categories as of March 31, 2009:

(Dollars in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value

AAA (1)	$360,101	$360,223	22%
AA	148,308	147,921	9
A	599,301	570,916	35
BBB	396,048	372,252	23
Non-investment grade (2)	195,110	168,085	11
Total	$1,698,868	$1,619,397	100%

(1)  Includes highly liquid cash management funds and short-term certificates of deposit that were rated internally.

(2)  Based on ratings by the National Association of Insurance Commissioners, Inc. (“NAIC”).

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The following table presents the average credit rating, amortized cost and fair value of our municipal bond portfolio at March 31, 2009:

(Dollars in thousands)	Average Credit Rating	Amortized Cost	Fair Value
Insured by Berkshire Hathaway, Inc.	AAA	$48,630	$47,908
Insured by other bond insurers (1)	AA to AA+	72,755	74,255
Pre-refunded (2)	AA to AA+	13,823	14,651
Uninsured	AA to AA+	41,808	43,814
Total	AA+	$177,016	$180,628

(1) Average credit rating of underlying issuers is AA-.

(2) Pre-refunded municipal bonds in our portfolio are collateralized by investments in U.S. Government securities.

We diversify our fixed maturity portfolio across a number of industries.  The table below sets forth the amortized cost and fair value of fixed maturity securities, including short-term investments, by industry at March 31, 2009:

(Dollars in thousands)	Amortized Cost		Fair Value
Insurance	$210,418	11%	$178,945	10%
Financial institutions	208,897	11	178,373	10
Municipal bonds	177,016	9	180,628	10
Food and beverage	105,228	6	110,233	6
Pharmaceuticals	91,132	5	94,012	5
Machinery	83,868	4	84,199	5
Petroleum	76,890	4	77,905	4
Utilities	72,643	4	73,369	4
Hotels and casinos	62,420	3	48,408	3
Communications	59,611	3	60,238	3
Personal goods	54,266	3	55,559	3
Railroads	25,375	1	25,015	1
Homebuilding	24,269	1	20,025	1
Technology	19,911	1	19,270	1
Chemicals	17,072	1	16,189	1
Other (1)	247,118	14	235,786	13
Short-term investments	353,289	19	353,358	20
Total	$1,889,423	100%	$1,811,512	100%

(1) Represents industries comprising 1% or less of our fixed maturity portfolio.

The fair values of our available-for-sale investments are determined using the market approach, which is based on prices and other relevant information generated by market transactions involving identical or comparable assets.  We use an independent pricing service as the primary source of our fair value measures.  This pricing service is a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. For equity securities traded in active markets, the independent pricing service obtains closing prices from major stock markets.  For the majority of our fixed income securities, the independent pricing service provides values generated by valuation models which use observable market inputs from various industry sources, including traded prices for both identical and comparable assets as reported by an over-the-counter corporate bond market real-time price dissemination service.  Considerable judgement is required in making assumptions used in such models, including the selection of interest rates, default risk and recovery rates and volatility risk assumptions.  Periodically, we independently select a sample

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

of securities and validate the inputs and outputs of the valuation models used by the independent pricing service using well recognized market information sources. In addition, when prices provided by the independent pricing service for some securities vary significantly from week to week, we review and revalidate such prices for each security with other recognized market information sources or independent broker-dealers.

We use mid-market quotes from well recognized market information sources as the basis for the fair value of highly liquid U.S. Government securities (includes U.S. Government Treasury Notes and Bills).  We also use market information sources and broker-dealers to determine the fair value of a small number of our securities that are not priced by our independent pricing service.  The fair value of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.

Valuations of securities in the current market environment have become more complex and reflect more volatility due to record spreads and lack of liquidity.  The valuations on certain securities may or may not reflect the values obtained on actual trades at any point in time.

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.   For over seventeen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary.  Our adoption of FSP FAS 115-2 and FAS 124-2 effective March 31, 2009 amends the determination of other-than-temporary impairments for debt securities (see Note 10 in the Consolidated Financial Statements), but not for equity securities.  For debt securities, the amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security.  For equity securities, the amount of the other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

At March 31, 2009, gross unrealized gains and losses in our investment portfolio were as follows:

	Unrealized
(Dollars in thousands)	Gains	(Losses)
Fixed maturity securities (including short-term investments)	$26,071	$(103,982)
Equity securities	980	(11,546)
Total unrealized gains (losses)	$27,051	$(115,528)
Percent of total investment portfolio	1.4%	6.0%

The table below sets forth information about securities with unrealized losses at March 31, 2009:

(Dollars in thousands)	Fixed Maturity Securities (1)	Equity Securities	Total
Securities with unrealized losses less than 20% of cost:
Number of issues	112	7	119
Fair value	$735,726	$13,387	$749,113
Unrealized losses	(39,246)	(1,637)	(40,883)
Securities with unrealized losses greater than 20% of cost for a continuous period of less than six months:
Number of issues	19	5	24
Fair value	$115,158	$9,180	$124,338
Unrealized losses	(52,849)	(9,909)	(62,758)
Securities with unrealized losses greater than 20% of cost for a continuous period of six months or more:
Number of issues	4		4
Fair value	16,123		16,123
Unrealized losses	(11,887)		(11,887)
Total:
Number of issues	135	12	147
Fair value	$867,007	$22,567	$889,574
Unrealized losses	(103,982)	(11,546)	(115,528)

(1)          For fixed maturity securities, cost represents amortized cost.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The $11.9 million unrealized losses in the table above for fixed maturity securities with unrealized losses greater than 20% of cost for a continuous period of six month or more include $8.8 million of unrealized losses on the MGM MIRAGE and American General Finance Corporation fixed maturity securities.  Credit related impairments on these two securities totaling $9.7 million were separately recognized in earnings and reflected as a reduction in the cost basis of the securities during the first quarter 2009.  We believe that our unrealized losses on fixed maturity securities presented in the table above are not credit related impairments at March 31, 2009, and we base this conclusion on our current understanding of the issuers of these securities, and because we have adequate liquidity and do not intend to sell securities with unrealized losses before recovering our amortized cost.

The unrealized losses of $9.9 million in the table above for equity securities with unrealized losses greater than 20% of cost for a continuous period of less than six months include General Electric Company and AT&T, Inc. equity securities. If there is no change in the value of these securities by June 30, 2009, impairment charges of approximately $9.0 million before tax may be required based on March 31, 2009 valuations.  These potential impairments would reduce earnings, but have already been reflected in stockholders’ equity at March 31, 2009.

The scheduled maturity dates for fixed maturity securities, including short-term investments, with unrealized losses at March 31, 2009 are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(Dollars in thousands)	Unrealized Losses	Fair Value
Due in 1 year or less	$(870)	$216,097
Due after 1 year through 5 years	(45,215)	314,459
Due after 5 years through 10 years	(40,876)	242,338
Due after 10 years	(17,021)	94,113
Total	$(103,982)	$867,007

The following is a summary of losses realized on the sale of securities, excluding short-term investments, for the three months ended March 31, 2009 and 2008, reflecting the period of time that the security had been continuously in an unrealized loss position preceding the sale:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Fixed maturity securities:
Realized losses on sales	$(1,598)	$(4,711)
Fair value at the date of sale	67,967	18,182
Number of securities sold	11	7
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(97)	$(427)
3-6 months	(282)
6-12 months	(604)	(1,161)
Greater than 12 months	(615)	(3,123)
Equity securities:
Realized losses on sales		$(849)
Fair value at the date of sale		7,658
Number of securities sold		6
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months		$(849)

In addition to the losses realized on the sale of securities during the three months ended March 31, 2009 shown in the table above, we had $18.5 million before tax of other-than-temporary impairments on two debt securities of which $9.7 million was recognized as credit related impairments in earnings, with the remaining $8.8 million related to other factors recorded as an unrealized loss in other comprehensive loss.  Both securities continue to make interest payments.  There were no impairments in the first quarter 2008.

Sales of investments at a loss result from ongoing portfolio management, for example, in response to changes in interest rates, changes in our view of the prospects for an issuer or its industry and changes in our views about appropriate asset concentrations and allocation.  At the time we sold these investments at a loss, the sales were not related to any liquidity needs. At March 31, 2009, those securities which we were holding in our portfolio with an unrealized loss were compatible with our view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or impairment write-downs of securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested prior to their disbursements for claims, and investment income provides additional cash receipts.  At March 31, 2009 and December 31, 2008, short-term investments and fixed maturity securities maturing within two years in the insurance subsidiaries were $0.5 billion and $0.3 billion, respectively.  We expect to pay our obligations as they become due from our liquid assets.

The following is a summary of our net cash (used in) provided by operating activities in the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net cash flow from workers’ compensation operations	$(27,641)	$6,419
Net cash flow from reinsurance operations	(2,102)	(5,305)
Investment income received	25,134	23,145
Interest and other expenses paid by parent	(5,491)	(4,339)
Income taxes paid		(337)
Net cash (used in) provided by operating activities	$(10,100)	$19,583

Net cash flows from our workers’ compensation and reinsurance operations are non-GAAP financial measures that represent the following on a pre-tax basis: premiums collected less losses, loss adjustment expenses, underwriting and other operating expenses paid. The net cash flows from the insurance operations, in addition to investment income received, interest and other expenses paid by our parent company, and income taxes paid are included in net cash (used in) provided by operating activities, the most comparable GAAP financial measure.

Net cash flow from operations in 2009 decreased as compared to 2008 primarily due to lower workers’ compensation premiums. In periods in which net cash flow from operating activities is negative, such cash flow is offset by cash flow from investing activities, principally from short-term investments and maturities of longer-term investments. We maintain a portfolio of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate liquidity.

Our insurance subsidiaries are required to have securities on deposit for the protection of injured workers in accordance with various state laws and regulations, primarily in California, our state of domicile.  At both March 31, 2009 and December 31, 2008, investments with a fair value of $1.3 billion were on deposit to comply with such laws and regulations.  Our March 31, 2009 California deposits exceed the statutory requirement by approximately $300 million, based on our December 31, 2008 statutory financial statements.  We expect the California DOI to approve and release our excess deposits during the second quarter 2009.  In addition, California laws and regulations place various restrictions on the types and amounts of investments that may be made by our insurance subsidiaries.

Zenith National requires cash to pay dividends declared to our stockholders, make interest and principal payments on our outstanding debt obligations, fund operating expenses and, from time to time, make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments in Zenith National were $88.1 million and $82.4 million at March 31, 2009 and December 31, 2008, respectively.  Zenith

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

Zenith National has an undrawn $30 million revolving credit agreement with Bank of America, N. A. expiring February 2010.  We do not currently anticipate the need to draw on the line of credit.

In March 2008, the remaining $1.1 million aggregate principal amount of our 5.75% Convertible Senior Notes due March 2023 (“Convertible Notes”) was converted into 68,986 shares of our common stock.

Our insurance subsidiaries are subject to insurance regulations, which restrict their ability to distribute dividends.  In 2009, Zenith Insurance expects to be able to pay up to $111.5 million of dividends to Zenith National without prior approval of the California DOI.  Zenith Insurance paid $30.0 million in dividends to Zenith National in each of the three months ended March 31, 2009 and 2008.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies.  Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, investment write-downs and deferred income taxes are particularly important to an understanding of our Consolidated Financial Statements.  These matters are discussed under “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.  Effective March 31, 2009, we adopted FSP FAS 115-2 and FAS 124-2 (see Note 10 to the accompanying Consolidated Financial Statements) related to recognizing credit related other-than-temporary impairments on debt securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity securities to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit and liquidity conditions, tax policy, changes in interest rates and other factors.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer.  At March 31, 2009, we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures.

The table below provides information about our financial instruments for which fair values are subject to changes in interest rates.  For fixed maturity securities, the table below presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates.  Such investments include corporate bonds, municipal bonds, and U.S. Government bonds.  The December 31, 2008 table also includes mortgage-backed securities.  For our debt obligations, the table presents principal cash flows by expected maturity dates (including interest):

	Expected Maturity Date
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
As of March 31, 2009
Fixed Maturity Securities:
Fixed rate	$47,968	$110,357	$162,883	$288,927	$315,001	$533,018	$1,458,154
Weighted average interest rate	5.0%	6.5%	5.5%	6.3%	5.6%	8.1%	6.7%
Short-term investments	$353,358						$353,358
Redeemable securities	2,501	$5,002	$5,002	$5,002	$5,002	$133,525	156,034

As of December 31, 2008
Fixed Maturity Securities:
Fixed rate	$83,553	$91,530	$299,753	$277,147	$307,015	$559,021	$1,618,019
Weighted average interest rate	3.4%	6.6%	4.9%	6.3%	5.6%	7.6%	6.2%
Short-term investments	$241,715						$241,715
Redeemable securities	5,002	$5,002	$5,002	$5,002	$5,002	$133,525	158,535

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

3.2	Bylaws of Zenith National Insurance Corp. (Incorporated by reference to Exhibit 3.9 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which certification is filed herewith.

99.1	Available-for-sale investment portfolio as of March 31, 2009, a copy of which is filed herewith.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZENITH NATIONAL INSURANCE CORP.

April 21, 2009	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

April 21, 2009	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)