Form 10-Q
period 2009-06-30
ZENITH NATIONAL INSURANCE CORP
filed 2009-07-23
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.

Incorporated in Delaware	I.R.S. Employer Identification No.
21255 Califa Street, Woodland Hills, California	95-2702776
91367-5021
(818) 713-1000

Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check
if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At July 15, 2009, there were 37,349,000 shares of Zenith National Insurance Corp. common stock outstanding, net of 7,695,000 shares of treasury stock.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2009

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(Dollars and shares in thousands)	2009	2008
Assets:
Investments:
Fixed maturity securities:
At fair value (amortized cost $1,527,046 in 2009 and $1,479,295 in 2008)	$1,533,099	$1,406,891
At amortized cost (fair value $211,128 in 2008)		203,349
Equity securities, at fair value (cost $54,010 in 2009 and $52,888 in 2008)	58,088	47,742
Short-term investments, at fair value (amortized cost $347,875 in 2009 and $241,452 in 2008)	347,909	241,715
Other investments	56,834	58,297
Total investments	1,995,930	1,957,994
Cash	13,774	10,478
Accrued investment income	21,787	23,147
Premiums receivable	13,696	14,815
Reinsurance recoverables	266,695	285,269
Deferred policy acquisition costs	7,546	7,274
Deferred tax asset	44,242	70,469
Income tax receivable	27,419	33,448
Goodwill	20,985	20,985
Other assets	95,634	102,143
Total assets	$2,507,708	$2,526,022

Liabilities:
Unpaid losses and loss adjustment expenses	$1,228,509	$1,274,586
Unearned premiums	47,989	45,226
Policyholders’ dividends accrued	37,289	37,253
Redeemable securities payable	58,360	58,357
Other liabilities	85,645	87,163
Total liabilities	1,457,792	1,502,585

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $1 par value, 1,000 shares authorized; none issued or outstanding in 2009 and 2008
Common stock, $1 par value, 100,000 shares authorized; issued 45,044 in 2009 and 45,019 in 2008; outstanding 37,349 in 2009 and 37,324 in 2008	45,044	45,019
Additional paid-in capital	475,318	472,312
Retained earnings	689,600	722,996
Accumulated other comprehensive income (loss)	6,606	(50,238)
Treasury stock, at cost (7,695 shares in 2009 and 2008)	(166,652)	(166,652)
Total stockholders’ equity	1,049,916	1,023,437
Total liabilities and stockholders’ equity	$2,507,708	$2,526,022

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Revenues:
Net premiums earned	$116,623	$154,368	$234,606	$313,400
Net investment income	23,311	22,297	47,567	45,532
Net realized (losses) gains on investments	(757)	(2,298)	5,517	2,188
Total revenues	139,177	174,367	287,690	361,120

Expenses:
Losses and loss adjustment expenses incurred	83,261	65,549	169,481	120,321
Underwriting and other operating expenses:
Policy acquisition costs	23,422	27,419	45,275	55,753
Underwriting and other costs	26,898	30,491	60,491	62,276
Policyholders’ dividends	2,186	6,003	3,814	12,037
Interest expense	1,283	1,285	2,568	2,586
Total expenses	137,050	130,747	281,629	252,973
Income before tax	2,127	43,620	6,061	108,147
Income tax expense	327	15,220	1,661	37,847
Net income	$1,800	$28,400	$4,400	$70,300

Net income per common share:
Basic	$0.05	$0.76	$0.12	$1.89
Diluted	0.05	0.76	0.12	1.88

Cash dividends declared per common share	$0.50	$0.50	$1.00	1.00

Net realized (losses) gains on investments, before tax:
Net realized gains on investments before other-than-temporary impairments on fixed maturity securities	$205		$16,179
Total other-than-temporary impairments on fixed maturity securities	(962)		(19,424)
Portion of other-than-temporary impairments recognized in other comprehensive income (see Note 4)			8,762
Other-than-temporary impairments on fixed maturity securities included in net realized (losses) gains on investments	(962)		(10,662)
Net realized (losses) gains on investments, before tax	$(757)		$5,517

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Premiums collected	$246,703	$326,155
Investment income received	49,708	41,680
Losses and loss adjustment expenses paid	(197,572)	(201,848)
Underwriting and other operating expenses paid	(106,436)	(120,084)
Interest paid	(2,502)	(2,560)
Income taxes paid	(5)	(42,735)
Net cash (used in) provided by operating activities	(10,104)	608

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(555,892)	(549,405)
Equity securities available-for-sale	(20,581)	(85,500)
Other investments	(611)	(15,246)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity		15,573
Fixed maturity securities available-for-sale	55,584	54,799
Other investments	538	841
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	632,053	429,244
Equity securities available-for-sale	11,029	78,403
Net (increase) decrease in short-term investments	(68,368)	111,138
Capital expenditures and other	(2,561)	(3,303)
Net cash provided by investing activities	51,191	36,544

Cash flows from financing activities:
Cash dividends paid to common stockholders	(37,791)	(37,594)
Excess tax benefit on stock-based compensation		98
Net cash used in financing activities	(37,791)	(37,496)

Net increase (decrease) in cash	3,296	(344)
Cash at beginning of period	10,478	6,933
Cash at end of period	$13,774	$6,589

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008

Reconciliation of net income to net cash (used in) provided by operating activities:

Net income	$4,400	$70,300
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	4,160	4,328
Net accretion	(264)	(4,024)
Net realized gains on investments	(5,517)	(2,188)
Decrease (increase) in:
Accrued investment income	1,352	425
Premiums receivable	1,007	1,820
Reinsurance recoverables	18,564	29,228
Deferred policy acquisition costs	(272)	(675)
Net income tax	1,656	(4,888)
(Decrease) increase in:
Unpaid losses and loss adjustment expenses	(46,077)	(110,154)
Unearned premiums	2,763	1,493
Policyholders’ dividends accrued	36	6,823
Other	8,088	8,120
Net cash (used in) provided by operating activities	$(10,104)	$608

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2009	2008

Preferred stock, $1 par value	None	None

Common stock, $1 par value:
Beginning of period	$45,019	$44,802
Restricted stock vested	25	63
Conversion of Convertible Senior Notes Payable		69
End of period	45,044	44,934

Additional paid-in capital:
Beginning of period	472,312	464,932
Recognition of stock-based compensation expense	2,998	2,971
Conversion of Convertible Senior Notes Payable		1,223
Excess tax benefit on stock-based compensation	8	227
End of period	475,318	469,353

Retained earnings:
Beginning of period	722,996	718,175
Net income	4,400	70,300
Cash dividends declared to common stockholders	(37,796)	(37,639)
End of period	689,600	750,836

Accumulated other comprehensive (loss) income:
Beginning of period	(50,238)	12,100
Net change in unrealized (losses) gains on available-for-sale investments, net of tax and reclassification adjustment	57,343	(22,356)
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax	(499)
End of period	6,606	(10,256)

Treasury stock, at cost	(166,652)	(166,652)

Total stockholders’ equity	$1,049,916	$1,088,215

Stockholders’ equity per outstanding common share	$28.11	$29.22

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Comprehensive income:
Net income	$4,400	$70,300
Net change in unrealized (losses) gains on available-for-sale investments, net of tax and reclassification adjustment	57,343	(22,356)
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax	(499)
Comprehensive income	$61,244	$47,944

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

Note 2.  Net Income and Dividends per Share

The following table sets forth the computation of basic and diluted net income per common share and cash dividends declared per common share:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)		2009	2008	2009	2008
Net income as reported		$1,800	$28,400	$4,400	$70,300
Net income allocated to unvested restricted stock shares (see below)		23		59
(A)	Net income allocated to common shares	$1,777	$28,400	$4,341	$70,300
(B)	Interest expense on the Convertible Senior Notes Payable, net of tax				$11
(C)	Weighted average shares outstanding – basic	37,342	37,211	37,336	37,161
	Weighted average shares issued under the Restricted Stock Plan (see below)		186		174
	Weighted average shares issued in 2008 upon conversion of the Convertible Senior Notes Payable				34
(D)	Weighted average shares outstanding – diluted	37,342	37,397	37,336	37,369
Net income per common share:
(A)/(C)	Basic	$0.05	$0.76	$0.12	$1.89
((A)+(B))/(D)	Diluted	0.05	0.76	0.12	1.88
Cash dividends declared per common share		$0.50	$0.50	$1.00	$1.00

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which requires that unvested restricted stock with a right to receive nonforfeitable dividends be included in the two-class method of computing earnings per share.  The weighted average shares outstanding and net income per common share for the three

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

and six months ended June 30, 2009 were computed in accordance with FSP EITF 03-6-1.  Prior period amounts were not restated due to immateriality.

Note 3.  Fair Value Measurements

Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The change in the fair value of these investments is recorded as a component of other comprehensive income.

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity in accordance with FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly.”

FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”) established a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).  The hierarchy level assigned to each security in our available-for-sale investment portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of each instrument at the measurement date.  The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The three hierarchy levels are defined as follows:

•                  Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities.  The fair values of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market.  The Level 1 category includes publicly traded equity securities, highly liquid U.S. Government short-term notes and treasury bills, highly liquid cash management funds, and short-term certificates of deposit.

•                  Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair values of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

that they recognize to be market participants.  The Level 2 category includes corporate bonds, municipal bonds, short-term commercial paper and redeemable preferred stocks.

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment.  The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.  The estimated fair values of Level 3 securities consist primarily of the following: 1) An equity security of a company based in the United Kingdom with fair value approximating its net asset value because a significant portion of the net asset value, excluding cash balances, is comprised principally of real estate holdings supported by independent appraisals.  The estimated fair value for this investment also includes foreign currency fluctuations and considers the value of an unrecognized tax loss carry forward. 2) A fixed maturity security representing our participation in a commercial senior secured term loan. The fair value of this fixed maturity security was based on discounted expected cash flows.  3) A foreign government bond with a fair value determined based on the interest rate spread for similar foreign government bonds to U.S. Government securities.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of June 30, 2009 classified by the SFAS 157 valuation hierarchy (as discussed above):

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities	$4,266	$1,514,339	$14,494	$1,533,099
Equity securities	26,233		31,855	58,088
Short-term investments	317,767	30,142		347,909
Total	$348,266	$1,544,481	$46,349	$1,939,096

The following table presents changes in Level 3 fixed maturity and equity securities measured at fair value on a recurring basis for the three and six months ended June 30, 2009 (as discussed above):

(Dollars in thousands)	Fixed Maturity Securities	Equity Securities
Balance at March 31, 2009	$14,503	$27,837
Realized and unrealized (losses) gains included in:
Other comprehensive income (1)	(38)	4,018
Net income	29
Balance at June 30, 2009	$14,494	$31,855

Balance at December 31, 2008	$9,431	$28,348
Realized and unrealized gains included in:
Other comprehensive income (1)	7	3,507
Net income	56
Reclassification from held-to-maturity (see Note 4)	5,000
Balance at June 30, 2009	$14,494	$31,855

(1) Changes in unrealized gains for equity securities include foreign currency fluctuation.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 4.  Investments

At June 30, 2009, all of our investments in fixed maturity and equity securities and short-term investments were classified as available-for-sale and reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of tax.

At December 31, 2008, in addition to our available-for-sale securities, our investments portfolio also included certain fixed maturity securities classified as held-to-maturity and reported at amortized cost.  We reclassified our entire held-to-maturity investment portfolio with an amortized cost of approximately $200 million at the date of transfer to available-for-sale during the first quarter 2009 because the unprecedented events in the financial markets resulted in market and economic risks that were not present at the time we elected to hold these securities to maturity.  We determined that we no longer had the positive intent to hold these securities to maturity because of these unusual events and substantial economic changes.  In March 2009, we sold all of our mortgage-backed securities issued by the Government National Mortgage Association, most of which were originally classified as held-to-maturity, resulting in a realized gain of $8.8 million before tax.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The cost or amortized cost, fair value and carrying value of available-for-sale investments at June 30, 2009 and held-to-maturity and available-for-sale investments at December 31, 2008 were as follows:

	Cost or Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	(Losses)	Value	Value
June 30, 2009
Fixed maturity securities available-for-sale:
Corporate debt	$1,357,917	$36,982	$(33,607)	$1,361,292	$1,361,292
State and local government debt	155,371	4,474	(876)	158,969	158,969
Foreign government debt	5,000	7		5,007	5,007
Redeemable preferred stocks	4,505		(940)	3,565	3,565
U.S. Government debt	4,253	14	(1)	4,266	4,266
Total fixed maturity securities available-for-sale	1,527,046	41,477	(35,424)	1,533,099	1,533,099
Equity securities	54,010	5,551	(1,473)	58,088	58,088
Short-term investments	347,875	69	(35)	347,909	347,909
Total available-for-sale investments	$1,928,931	$47,097	$(36,932)	$1,939,096	$1,939,096

December 31, 2008
Fixed maturity securities held-to-maturity:
Mortgage-backed securities	$175,737	$7,285		$183,022	$175,737
State and local government debt	22,612	521	$(43)	23,090	22,612
Foreign government debt	5,000	16		5,016	5,000
Total fixed maturity securities held-to-maturity	$203,349	$7,822	$(43)	$211,128	$203,349
Fixed maturity securities available-for sale:
Corporate debt	$1,280,354	$18,058	$(90,480)	$1,207,932	$1,207,932
State and local government debt	175,516	3,450	(3,214)	175,752	175,752
Mortgage-backed securities	14,866	638		15,504	15,504
Redeemable preferred stocks	4,505		(892)	3,613	3,613
U.S. Government debt	4,054	36		4,090	4,090
Total fixed maturity securities available-for-sale	1,479,295	22,182	(94,586)	1,406,891	1,406,891
Equity securities	52,888	1,680	(6,826)	47,742	47,742
Short-term investments	241,452	273	(10)	241,715	241,715
Total available-for-sale investments	$1,773,635	$24,135	$(101,422)	$1,696,348	$1,696,348

Fixed maturity securities, including short-term investments, by contractual maturity were as follows at June 30, 2009:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$421,514	$422,004
Due after 1 year through 5 years	999,306	1,017,524
Due after 5 years through 10 years	345,449	336,774
Due after 10 years	108,652	104,706
Total	$1,874,921	$1,881,008

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We continuously assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance,

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  For over seventeen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary.  Our adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) effective March 31, 2009, amends the determination of other-than-temporary impairments for debt securities, but not for equity securities.  For debt securities, the amount of the other-than-temporary impairment related to a credit loss or impairments on securities we have the intent to sell before recovery are recognized in earnings and reflected as a reduction in the cost basis of the security.  The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.  For equity securities, the amount of the other-than-temporary impairment due to the extent and duration that fair values are below cost is recognized in earnings and reflected as a reduction in the cost basis of the security.

The following table presents other-than-temporary impairments for the three and six months ended June 30, 2009 for the amounts recognized in earnings and the amounts recorded as a component of stockholders’ equity as of the date of impairment:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Dollars in thousands)	Realized Loss Recognized in Earnings	Unrealized Loss Recognized as a Component of Stockholders’ Equity	Realized Loss Recognized in Earnings	Unrealized Loss Recognized as a Component of Stockholders’ Equity
Fixed maturity securities	$962	$	$10,662	$8,762

Equity securities	8,418		8,418

Total other-than-temporary impairments, before tax	$9,380	$	$19,080	$8,762

Total other-than-temporary impairments, after tax	$6,097	$	$12,402	$5,695

The unrealized loss after tax recognized as a component of stockholders’ equity at March 31, 2009 of $5.7 million substantially recovered to a $0.5 million unrealized loss as of June 30, 2009 due to the appreciation in fair values of the related securities.

For the three and six months ended June 30, 2008, we recognized in earnings $8.5 million before tax for other-than-temporary impairments.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In determining whether a credit loss existed on debt securities, we estimated the present value of cash flows expected to be collected from the fixed maturity securities and, if available, used the fair values of comparable securities of publicly traded companies.  We believe that the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.  The discounted cash flow analysis calculated the fair value of the fixed maturity securities using management and/or published independent credit analysts’ estimates of the undiscounted recoveries for unsecured bonds as the basis for expected cash flows.  The expected cash flows were discounted using the effective interest rate implicit in the securities at the date of acquisition.  The market valuation approach compared the fair value of the fixed maturity securities and their interest rate yield to comparable fixed maturity securities issued by publicly traded companies.  Significant estimates in the fair value to yield approach include comparable business factors such as size, growth, profitability, revenue mix, geographic areas of operations and credit ratings.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the fair value of securities classified as available-for-sale with unrealized losses, aggregated by investment category and length of time the securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

(Dollars in thousands)	Fair Value	Unrealized Losses	Number of Issues
June 30, 2009
Less than 12 months:
Corporate debt	$170,586	$(6,479)	35
Equity securities	9,740	(1,097)	5
State and local government debt	45,640	(815)	11
Short-term investments	7,562	(35)	2
U.S. Government debt	199	(1)	1
Total less than 12 months	$233,727	$(8,427)	54
Greater than 12 months:
Corporate debt	$279,822	$(27,128)	38
Equity securities	2,016	(376)	3
Redeemable preferred stocks	3,565	(940)	2
State and local government debt	2,606	(61)	2
Total greater than 12 months	$288,009	$(28,505)	45
Total available-for-sale:
Corporate debt	$450,408	$(33,607)	73
Equity securities	11,756	(1,473)	8
Redeemable preferred stocks	3,565	(940)	2
State and local government debt	48,246	(876)	13
Short-term investments	7,562	(35)	2
U.S. Government debt	199	(1)	1
Total available-for-sale investments	$521,736	$(36,932)	99

December 31, 2008
Less than 12 months:
Corporate debt	$640,894	$(57,606)	120
Equity securities	16,163	(6,826)	9
State and local government debt	67,330	(3,214)	18
Redeemable preferred stocks	2,956	(644)	1
Short-term investments	112,435	(10)	1
Total less than 12 months	$839,778	$(68,300)	149
Greater than 12 months:
Corporate debt	$107,060	$(32,874)	13
Redeemable preferred stocks	657	(248)	1
Total greater than 12 months	$107,717	$(33,122)	14
Total available-for-sale:
Corporate debt	$747,954	$(90,480)	133
Equity securities	16,163	(6,826)	9
State and local government debt	67,330	(3,214)	18
Redeemable preferred stocks	3,613	(892)	2
Short-term investments	112,435	(10)	1
Total available-for-sale investments	$947,495	$(101,422)	163

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The unprecedented events in the capital and credit markets have resulted in extreme volatility and disruption to the financial markets.  The fair value of our available-for-sale investment portfolio improved from an unrealized loss before tax of approximately $77 million at December 31, 2008 to an unrealized gain of $10 million at June 30, 2009, an increase of $87 million.  The unrealized gain on our available-for-sale investment portfolio as of June 30, 2009 is net of unrealized losses on individual fixed maturity securities and does not include impairments recognized in earnings which have reduced the cost basis of the investment.  We believe that our unrealized losses on individual fixed maturity securities at June 30, 2009 are principally attributable to widening credit spreads between U.S. Government and certain corporate securities even though during the three months ended June 30, 2009 there was a general improvement in credit spreads of most securities in our investment portfolio.  We base this conclusion on our current understanding of the issuers of these securities and because we have adequate liquidity and do not intend to sell securities with unrealized losses before recovering our amortized cost.  It is possible that we could recognize future impairments on some securities we owned at June 30, 2009 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

Net realized (losses) gains on all of our investments and the change in unrealized investment gains (losses) before tax on our available-for-sale investment portfolio were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities, including short-term investments	$6,236	$(130)	$22,184	$2,969
Equity securities	167	6,177	167	7,351
Partnerships and limited liability companies	2,206	193	1,744	401
WorldCom settlement and other	14	1	502	6
Impairments on fixed maturity securities	(962)	(2,872)	(10,662)	(2,872)
Impairment on equity securities	(8,418)	(5,667)	(8,418)	(5,667)
Net realized (losses) gains on investments	$(757)	$(2,298)	$5,517	$2,188

Change in fair value (under) over cost on available-for-sale investments:
Fixed maturity securities, including short-term investments	83,998	(29,874)	78,228	(24,783)
Equity securities	$14,644	$(5,177)	$9,224	$(9,609)
Change in unrealized investment gains (losses) on available-for-sale investments:
Before tax	$98,642	$(35,051)	$87,452	$(34,392)
After tax	64,117	(22,783)	56,844	(22,356)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

For the three and six months ended June 30, 2009 and 2008 the gross realized gains and the gross realized losses on sales of investments classified as available-for-sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross realized gains	$7,255	$8,127	$24,839	$17,959
Gross realized losses	(852)	(2,080)	(2,488)	(7,639)

The following table presents the change in other-than-temporary credit related impairment charges on fixed maturity securities for which a portion of the other-than-temporary impairments related to other factors and was recognized in other comprehensive income (loss):

(Dollars in thousands)
Credit related impairments:
On fixed maturity securities owned as of December 31, 2008	$0
Not previously recognized	9,700
On fixed maturity securities owned as of March 31, 2009	9,700
On fixed maturity securities sold subsequent to impairment	(2,604)
On fixed maturity securities owned as of June 30, 2009	$7,096

Net investment income before tax was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities	$23,330	$20,959	$47,989	$41,105
Short-term investments	327	1,383	912	5,473
Equity securities	372	661	817	1,201
Other	798	848	826	971
Subtotal	24,827	23,851	50,544	48,750
Investment expenses	1,516	1,554	2,977	3,218
Net investment income	$23,311	$22,297	$47,567	$45,532

Note 5.  Policyholders’ Dividends

Most of our workers’ compensation policies are non-participating; however, we issue certain policies in which the policyholder may participate in favorable claims experience through a dividend.  In addition, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Segment information is set forth below, with a reconciliation to the accompanying Consolidated Statements of Operations shown in the total column:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended June 30, 2009
Revenues:
Net premiums earned	$116,636	$(13)			$116,623
Net investment income			$23,311		23,311
Net realized losses on investments			(757)		(757)
Total revenues	116,636	(13)	22,554		139,177
Interest expense				$(1,283)	(1,283)
(Loss) income before tax	(17,628)	29	22,554	(2,828)	2,127
Income tax (benefit) expense	(5,976)	8	7,285	(990)	327
Net (loss) income	$(11,652)	$21	$15,269	$(1,838)	$1,800
Combined ratio	115.1%	NM

Six Months Ended June 30, 2009
Revenues:
Net premiums earned	$234,714	$(108)			$234,606
Net investment income			$47,567		47,567
Net realized gains on investments			5,517		5,517
Total revenues	234,714	(108)	53,084		287,690
Interest expense				$(2,568)	(2,568)
(Loss) income before tax	(40,840)	(129)	53,084	(6,054)	6,061
Income tax (benefit) expense	(13,539)	(43)	17,362	(2,119)	1,661
Net (loss) income	$(27,301)	$(86)	$35,722	$(3,935)	$4,400
Combined ratio	117.4%	NM
As of June 30, 2009
Total Assets	$466,484	$3,460	$2,031,060	$6,704	$2,507,708

Three Months Ended June 30, 2008
Revenues:
Net premiums earned	$153,856	$512			$154,368
Net investment income			$22,297		22,297
Net realized losses on investments			(2,298)		(2,298)
Total revenues	153,856	512	19,999		174,367
Interest expense				$(1,285)	(1,285)
Income (loss) before tax	26,491	(6)	19,999	(2,864)	43,620
Income tax expense (benefit)	9,940	(2)	6,285	(1,003)	15,220
Net income (loss)	$16,551	$(4)	$13,714	$(1,861)	$28,400
Combined ratio	82.8%	NM

Six Months Ended June 30, 2008
Revenues:
Net premiums earned	$312,593	$807			$313,400
Net investment income			$45,532		45,532
Net realized gains on investments			2,188		2,188
Total revenues	312,593	807	47,720		361,120
Interest expense				$(2,586)	(2,586)
Income (loss) before tax	66,499	(13)	47,720	(6,059)	108,147
Income tax expense (benefit)	24,515	(5)	15,458	(2,121)	37,847
Net income (loss)	$41,984	$(8)	$32,262	$(3,938)	$70,300
Combined ratio	78.7%	NM
As of June 30, 2008
Total Assets	$522,063	$4,836	$2,150,980	$4,954	$2,682,833

NM = Not meaningful

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 7.  Stock-Based Compensation Plan

Under a restricted stock plan approved by our stockholders (“Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock with restricted ownership rights.  Shares of restricted stock granted to employees vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date.  Shares granted to non-employee Directors vest on each of the first three anniversaries of the grant date in equal amounts.  The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date and is recognized as an expense over the vesting period of the awards.  The tax savings resulting from tax deductions in excess of compensation expense (“excess tax benefits”) are reflected as a cash inflow from financing activities in the accompanying Consolidated Statements of Cash Flows.

The following table provides information regarding the shares under the Restricted Stock Plan:

Number of shares authorized for grants since plan inception in 2004	995,000
Number of shares restricted	(458,000)
Number of shares vested	(331,000)
Number of shares available for future grants at June 30, 2009	206,000

Changes in restricted stock during 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2008	471,000	$39.42
Granted	1,000	27.37
Vested	(11,000)	42.29
Forfeited	(11,000)	39.50
Restricted shares at March 31, 2009	450,000	39.33
Granted	23,000	22.48
Vested	(14,000)	42.26
Forfeited	(1,000)	42.55
Restricted shares at June 30, 2009	458,000	38.41

Compensation expense recognized under the Restricted Stock Plan for the three months ended June 30, 2009 and 2008 was $1.0 million and $0.9 million after tax, respectively, and $2.0 million after tax for both of the six months ended June 30, 2009 and 2008, respectively.

Unrecognized compensation expense before tax under the Restricted Stock Plan was $7.8 million and $10.3 million at June 30, 2009 and December 31, 2008, respectively.  This amount will be recognized over the remaining vesting period of the restricted shares.

Note 8.  Commitments and Contingencies

We are involved in various litigation proceedings that arise in the ordinary course of our business.  Disputes adjudicated in the workers’ compensation administrative systems may be appealed to review boards or civil courts, depending on the issues and local jurisdictions involved.  From time to time, plaintiffs also sue us on theories falling outside of the exclusive jurisdiction and remedies of the

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

workers’ compensation claims adjudication systems.  Certain of these legal proceedings seek injunctive relief or substantial monetary damages, including claims for punitive damages, which may not be covered by our third party reinsurance agreements.  Historically, the Company has not experienced any material exposure or damages from any of these legal proceedings.  In addition, in the opinion of management, after consultation with legal counsel, all of our currently outstanding litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Note 9.  Income Tax

At June 30, 2009 and December 31, 2008, we had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

Tax years 2004 through 2008 are subject to examination by the state taxing authorities.  Tax years 2005 through 2007 are currently being examined by the Internal Revenue Service (“IRS”).  It is possible that the IRS audit may result in additional payments; however, it is too early in the process to make an estimate of the amount, if any.

Note 10. Recent Accounting Pronouncements

Accounting Standards not yet effective:

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets.  SFAS 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We do not expect the adoption of SFAS 166 to have any impact on our disclosures since we do not engage in transfers of financial assets.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  SFAS 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We do not expect the adoption of SFAS 167 to have a material impact, if any, on our consolidated financial condition and results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP.  SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 is effective for financial statements issued for periods ending after September 15, 2009 and we do not expect the adoption to have a material impact, if any, on our consolidated financial condition and results of operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Accounting Standards Adopted in 2009:

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for periods ending after June 15, 2009.  The adoption of SFAS 165 did not have an impact on our consolidated financial condition or results of operations.  We evaluated subsequent events through July 22, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  FSP FAS 115-2 and FAS 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 115-2 and FAS 124-2 effective March 31, 2009, (see Note 4).  There were no impairments previously recognized on debt securities we owned at December 31, 2008 and therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive loss as a result of adopting this standard.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 157-4 effective March 31, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 107-1 and APB 28-1 effective March 31, 2009, and have included required disclosures in our June 30, 2009 Notes to Consolidated Financial Statements.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items.  Statements containing words such as expect, anticipate, believe, estimate, likely or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: 1) current unprecedented volatility in the financial markets, including the duration of the crisis and effectiveness of governmental solutions; 2) current economic recession; 3) competition; 4) decreased payroll levels of our customers; 5) medical cost trends; 6) regulatory restrictions on investments; 7) changes in state and federal legislation and regulation; 8) changes in interest rates causing fluctuations of investment income and fair values of investments; 9) changes in the frequency and severity of claims and catastrophes; 10) adequacy of loss reserves; 11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; 12) losses associated with any terrorist attacks that impact our workers’ compensation business in excess of our reinsurance protection; 13) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and 14) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission.

Overview

Revenues.  Our revenues are comprised of the net premiums earned primarily from our workers’ compensation segment, and net investment income and net realized (losses) gains from our investments segment.

Workers’ compensation net premiums earned decreased in both the three and six months ended June 30, 2009 compared to the corresponding periods of 2008 as a result of: 1) fewer policies in-force due to competition in relation to our risk management practices;  2) increased unemployment and declining payrolls for many insureds due to the recession; and 3) net reductions in Florida premium rates year over year, offset in part by California premium rate increases.  Our risk reward strategy emphasizes pricing and underwriting discipline to maintain profitability rather than focusing on revenue or market share.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Workers’ compensation segment.  Underwriting loss before tax from our workers’ compensation segment in the three and six months ended June 30, 2009 was $17.6 million and $40.8 million, respectively, compared to underwriting income before tax of $26.5 million and $66.5 million in the corresponding periods of 2008.  The decrease in underwriting results in the three and six months ended June 30, 2009 compared to 2008 principally reflects the decline in premium revenue and no prior period loss reserve development recognized in 2009 compared to favorable development of $15.0 million and $38.2 million recognized in the three and six months ended June 30, 2008, respectively.

The 2009 accident year loss ratio estimate, excluding loss adjustment expenses, is 50.2% compared to 43.0% for the full year 2008, but continues to be an excellent result in comparison to historical industry trends.  The higher expense ratio in 2009 compared to 2008 was caused by lower premiums and the effect of a $5.0 million before tax charge in the first quarter 2009 related to workforce reductions.

Investments segment.  Net investment income and net realized (losses) gains on investments before tax were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net investment income	$23,311	$22,297	$47,567	$45,532
Net realized (losses) gains on investments	(757)	(2,298)	5,517	2,188
Income before tax from investments segment	$22,554	$19,999	$53,084	$47,720

The annualized pre-tax yield on the investment portfolio was approximately 5% for the three and six months ended June 30, 2009 compared to 4.3% for the corresponding periods of 2008.

Net realized (losses) gains on investments before tax for the three and six months ended June 30, 2009 include other-than-temporary impairments of $9.4 million and $19.1 million, respectively, compared to $8.5 million for both the three and six months ended June 30, 2008.

The fair value of our available-for-sale investment portfolio improved from an unrealized loss before tax of approximately $77 million at December 31, 2008 to an unrealized gain of $10 million at June 30, 2009, an increase of $87 million.  Our investment portfolio reflects our philosophy of diversification and high quality assets with a focus on compounding interest over time.  Investment income in the short-term will be affected by changing interest rates and our ability to invest in attractive risk reward opportunities provided by the current financial markets.

At June 30, 2009 and December 31, 2008, $0.6 billion and $0.4 billion, respectively, of the investment portfolio was in fixed maturity securities of two years or less.

Stockholders’ equity.  Stockholders’ equity per share was $28.11, $26.82 and $27.42 at June 30, 2009, March 31, 2009 and December 31, 2008, respectively.  Stockholders’ equity per share before dividends grew by 6% from December 31, 2008 to June 30, 2009.  Annualized return on average equity in the six months ended June 30, 2009 was 2.5% compared to 13.4% in the six months ended June 30, 2008.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and six months ended June 30, 2009 and 2008 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 6 to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net investment income	$23,311	$22,297	$47,567	$45,532
Net realized (losses) gains on investments	(757)	(2,298)	5,517	2,188
Income from investments segment	22,554	19,999	53,084	47,720
(Loss) income from:
Workers’ compensation segment	(17,628)	26,491	(40,840)	66,499
Reinsurance segment	29	(6)	(129)	(13)
Parent	(2,828)	(2,864)	(6,054)	(6,059)
Income before tax	2,127	43,620	6,061	108,147
Income tax expense	327	15,220	1,661	37,847
Net income	$1,800	$28,400	$4,400	$70,300

Workers’ Compensation Segment

Underwriting loss before tax from our workers’ compensation segment was $17.6 million and $40.8 million for the three and six months ended June 30, 2009, respectively, compared to underwriting income before tax of $26.5 million $66.5 million for the corresponding periods of 2008.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Workers’ compensation calendar year combined ratios, along with a reconciliation to the accident year combined ratios for the three and six months ended June 30, 2009 and 2008, were as follows:

	Calendar Year	Prior Period Development	Accident Year	Calendar Year	Favorable (Unfavorable) Prior Period Development	Accident Year
	2009			2008
Three Months Ended June 30,
Losses and loss adjustment expenses	71.4%		71.4%	42.4%	9.7%	52.1%
Underwriting and other operating expenses (1)	43.7		43.7	40.4	(1.6)	38.8
Combined ratio	115.1%		115.1%	82.8%	8.1%	90.9%

Six Months Ended June 30,
Losses and loss adjustment expenses	72.2%		72.2%	38.3%	12.2%	50.5%
Underwriting and other operating expenses (1)	45.2		45.2	40.4	(1.6)	38.8
Combined ratio	117.4%		117.4%	78.7%	10.6%	89.3%

(1) The unfavorable 2008 prior period development for underwriting and other operating expenses represents an increase in estimated policyholders’ dividends for prior accident years.

The following provides additional information related to the decrease in underwriting results and the increase in combined ratios in the three and six months ended June 30, 2009 compared to the corresponding periods of 2008:

•                  Net premiums earned for the workers’ compensation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
California	$67,369	$82,784	$132,361	$168,518
Outside California	49,267	71,072	102,353	144,075
Total net premiums earned	$116,636	$153,856	$234,714	$312,593

Workers’ compensation net premiums earned decreased 24% and 25% in the three and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008 as a result of: 1) our risk reward strategy, which emphasizes pricing and underwriting discipline to maintain profitability in a highly competitive environment, resulting in approximately 14% fewer policies in-force compared to June 30, 2008; 2) increased unemployment as well as declining payrolls for many of our insureds due to the recession; and 3) net reductions in Florida premium rates year over year, offset in part by California premium rate increases.

•                  Our actuaries perform a comprehensive review of our loss reserve estimates every quarter.  For the three and six months ended June 30, 2009, we did not recognize any development of prior accident years’ loss reserve estimates compared to $15.0 million and $38.2 million of favorable development recognized in the corresponding periods in 2008.

•                  Our accident year estimated loss ratio, excluding loss adjustment expenses, recorded in the six months ended June 30, 2009 increased to 50.2% compared to 35.0% initially estimated for the 2008 accident year in the corresponding period of 2008.  The 2008 accident year loss ratio was revised upward later in the year to 43.0% for the full year as a result of premiums declining more than claim frequency combined with increasing medical costs in California.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The 2009 accident year loss ratio is an excellent result in comparison to historical industry trends, but is higher than 2008 primarily because of reduced premiums and increasing average cost of claims.

•                  Policy acquisition costs are generally variable to net premiums earned.  However, underwriting and other costs are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.  We recognized a charge of $5.0 million before tax in the first quarter 2009 related to workforce and other operating cost reductions and we recognized expense savings from these actions in the second quarter 2009.  (We anticipate annualized expense savings of approximately $10.0 million, or $6.5 million after tax.)

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed, or to be billed, on all unexpired policies at the date shown; and insured payroll is an indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums In-force	Policies In-force	Insured Payrolls	Premiums In-force	Policies In-force	Insured Payrolls	Premiums In-force	Policies In-force	Insured Payrolls
June 30, 2009	$277.9	17,500	$6,625.5	$214.2	14,300	$10,137.6	$492.1	31,800	$16,763.1
December 31, 2008	304.5	19,600	7,133.2	251.7	14,900	10,838.9	556.2	34,500	17,972.1
June 30, 2008	337.0	21,400	7,865.4	282.2	15,600	11,628.1	619.2	37,000	19,493.5
December 31, 2007	359.3	22,100	8,108.8	310.8	16,200	11,875.7	670.1	38,300	19,984.5

The table above reflects the following trends in our workers’ compensation business:

1)             The reduction in premiums in-force reflects the impact of competition in relation to our risk management practices; increased unemployment and declining payrolls due to the recession; as well as net premium rate reductions in Florida year over year, offset in part by California premium rate increases;

2)             The reduction in policies in-force also reflects the impact of competition in relation to our risk management practices; and

3)             The reduction in insured payrolls is caused by the reduction in policies in-force (competition), as well as the impact of increased unemployment and declining payroll levels of our insureds.

To the extent that payroll levels on in-force policies continue to decline as a result of the recession, our actual premiums earned will be less than the amount implied by premiums in-force.

In California, the state in which the largest volume of our workers’ compensation premiums is earned, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends claims cost benchmarks (previously called advisory pure premium rates) to be used by companies in determining their premium rates.  The California Department of Insurance (“California DOI”) also adopts and publishes its own claims cost benchmarks.  The benchmark rates cover expected loss costs, but do not contain an element to cover operating expenses or profit.  In September 2008, the WCIRB proposed a 16% increase in the January 1, 2009 claims cost benchmarks and the California DOI adopted and published a claims cost benchmark increase of 5% for January 1, 2009.  In April 2009, the WCIRB proposed a 23.7% increase in the July 1, 2009 claims cost benchmarks consisting of 16.9% for increased medical inflation and 5.8% for its estimates of the potential cost impacts of the two recent en banc decisions from the Workers’ Compensation Appeals Board discussed on page 33.  On July 8, 2009, the California DOI rejected the WCIRB’s recommendations and did not make any changes to its claims cost benchmarks for July 1, 2009.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Notwithstanding the foregoing, we set our own California premium rates based upon our actuarial analysis of current and anticipated cost trends, including any modification to the workers’ compensation system, while maintaining our goal of achieving underwriting profits and out-performing the industry.  We reduced our premium rates from 2004 through 2007 as a result of favorable loss costs trends originating from the 2003 and 2004 legislative reforms.  Due to increasing claim costs in California, we increased our manual premium rates 4% effective January 1, 2009 and increased premium rates another 4% effective July 1, 2009.

These manual premium rates do not necessarily indicate the rates charged to our policyholders because employers’ experience modification factors are subject to revision annually and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics.  The following table sets forth the manual premium rate change percentages in California, as well as the change in the average rates charged in California on renewal business for each period.  The change in the average renewal rate takes into consideration changes in manual premium rates, as well as the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Policy Renewal Date	Manual Premium Rate Change	Average Renewal Charged Rate Change
July 1, 2003 — June 30, 2004	0.0%	(3.0)%
July 1, 2004 — June 30, 2005	(11.0)	(14.0)
July 1, 2005 — June 30, 2006	(24.0)	(31.0)
July 1, 2006 — June 30, 2007	(9.0)	(16.0)
July 1, 2007 — June 30, 2008	0.0	(9.0)
July 1, 2008 — June 30, 2009	4.0	0.0
July 1, 2009	4.0	NA

NA = Not yet available

In Florida, the state in which the second largest volume of our workers’ compensation premiums is earned, premium rates for workers’ compensation insurance are set by the Florida Department of Insurance (“Florida DOI”).  Manual premium rate change percentages in Florida are as follows:

Effective date of change	Manual Premium Rate Change
January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)
January 1, 2008	(18.4)
January 1, 2009	(18.6)
April 1, 2009	6.4
July 1, 2009	(6.4)

The April 1, 2009 premium rate increase relates to the fourth quarter 2008 Florida Supreme Court decision, which is expected to increase claimants’ attorneys’ fees on open claims.  In the second quarter 2009, the Florida Legislature restored the limits on claimants’ attorneys’ fees and as a result, the Florida DOI reversed the April 1, 2009 6.4% rate increase effective July 1, 2009, including in-force policies issued on or after April 1, 2009.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

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

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section below.

Parent

The parent loss reflects the holding company activities of Zenith National as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest expense	$1,283	$1,285	$2,568	$2,586
Parent expenses	1,545	1,579	3,486	3,473
Parent loss	$2,828	$2,864	$6,054	$6,059

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses (“loss reserves”) as of the balance sheet date.  Our loss reserves were as follows:

(Dollars in millions)	June 30, 2009	December 31, 2008
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,187	$1,230
Less: Receivable from reinsurers for unpaid losses	246	269
Unpaid losses and loss adjustment expenses, net of reinsurance	$941	$961
Reinsurance segment:
Unpaid losses and loss adjustment expenses, gross and net of reinsurance receivable	$42	$45
Total:
Unpaid losses and loss adjustment expenses	$1,229	$1,275
Less: Receivable from reinsurers for unpaid losses	246	269
Unpaid losses and loss adjustment expenses, net of reinsurance	$983	$1,006

Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability.  Accordingly, as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our ultimate actual losses or they may prove to exceed the ultimate amount of our actual losses.  The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.”  Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims.  Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

indicate a basis for reserve increases on open claims.  Favorable or unfavorable development of loss reserves is reflected in our Consolidated Statements of Operations in the period in which the change is made.

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

At June 30, 2009 and December 31, 2008, IBNR and bulk reserves included in loss reserves, net of reinsurance recoverables, were as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Workers’ compensation segment	$202,416	$212,651
Reinsurance segment	11,853	10,276
Total IBNR & bulk reserves	$214,269	$222,927

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

The loss reserve estimates recorded in the financial statements (“carried reserves”) at June 30, 2009 and December 31, 2008 are management’s best estimate of loss reserves, and reflect the actuarial point estimate.  We believe our loss reserve estimates as of June 30, 2009 are adequate; however, we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable.

The 2009 accident year loss ratio estimate, excluding loss adjustment expenses, for the six months ended June 30, 2009 is 50.2% compared to 43.0% for the full year 2008.  The increase in the 2009 accident year loss ratio is primarily caused by reduced premiums and increasing average cost of claims.

For the six months ended June 30, 2009, we did not recognize any development of prior accident year loss reserves.  In comparison, for the six months ended June 30, 2008, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $38.2 million representing 3.6% of our estimated workers’ compensation loss reserves, net of reinsurance, at December 31, 2007 and 12.2% of our workers’ compensation net premiums earned in the six months ended June 30, 2008.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, recent trends and new information received, and the impact of different assumptions regarding medical cost trends on workers’ compensation loss reserve estimates.

Principal Uncertainties.  In our workers’ compensation business the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant.  The greater part of the challenge in estimating our loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year.  The principal uncertainty in our workers’ compensation loss reserve estimates at this time is the trend of increasing claim costs, including medical. In estimating loss reserves, our actuaries consider medical costs by evaluating longer term trends.  During the accident years just prior to the legislative reforms (1998 - 2002), we experienced double-digit medical cost increases. During 2003 and 2004, reforms enacted in Florida and California provided both immediate medical cost reductions and more control over future medical costs.  These reforms included reductions in the medical fee schedules, provision for medical networks and establishment of medical treatment guidelines.  Our loss estimates for these two years reflect an average 6% per year decrease in medical costs.  For the accident years following the reforms we are experiencing a return to increasing medical costs and our loss reserve estimates reflect an average 8% per year increase in medical costs for 2005 through 2009.  Our premium rates are established based on actuarial and business judgments regarding claim cost trends, principally medical.  During the reform years, we reduced our premium rates based on the expected decrease in claim costs combined with the other benefits of the reforms.  Due to increasing claim costs including medical, we increased our California premium rates 4% effective January 1, 2009 and an additional 4% effective July 1, 2009.  Additional uncertainties considered in estimating ultimate loss costs include the ultimate number of expensive claims and the length of time required to settle long-term, expensive claims.  Expensive claims are those involving permanent partial disability (“PPD”) of an injured worker and are paid over several years.  The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability and life expectancy.  Prior to the reforms, these expensive claims were approximately 20% of all claims in California, but contributed 90% of the total costs.  In the years immediately following the reforms, these claims were reduced to about 14% of all claims; however, in recent accident years we are experiencing modest annual increases in the proportion of expensive claims to total claims.

Actuarial Estimation Process.  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation.  Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, Bornhuetter-Ferguson indications and claim count methods.  A customized method is used for more recent accident years related to business written in California to focus on the impacts of the legislative reforms in determining loss reserves.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For more mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open.  For recent accident years related to business written outside of California, our actuarial point selections are also based on the incurred loss development methods because our actuaries believe this method most accurately reflects the required reserves based on their analysis of the data and understanding of the claim environments in which we operate.  For the more recent accident years related to business written in California, our actuaries use a loss reserving model which estimates the differing effects of the 2003 and 2004

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

legislative reforms on the following five categories of benefit types: 1) temporary disability indemnity, 2) vocational rehabilitation, 3) permanent disability indemnity, 4) medical costs, and 5) allocated loss adjustment expense.  For each of these types of benefits, our actuaries review the historical paid trends and make adjustments to reflect the known effects of the reforms (e.g., limitations on temporary disability indemnity benefits and eliminating vocational rehabilitation benefits).  Our actuaries then use judgment to forecast ultimate cost trend increases for each benefit type, allowing for the late emergence of costs for the most serious cases based on historical trends. The cost trends produce an estimate of loss reserves for each benefit type.  This method responds gradually to each quarter’s actual paid loss information.

Role of Management.  Management reviews the actuarial point estimate each quarter, as well as all relevant information regarding medical cost trends, claim payment trends and our settlement practices, and any judicial and administrative court decisions and legislative changes.  Management has established a loss reserve estimate in the financial statements that reflects the actuarial point estimate as its best estimate for loss reserves at June 30, 2009 and December 31, 2008.

Recent Trends and New Information.  The recent trends and the new information received during the second quarter 2009 are discussed below.

During the quarter, the WCIRB made available its current estimate of California workers’ compensation loss experience based on data through March 31, 2009 as follows:

•                  An ultimate loss ratio of 71% for accident year 2008 and 56% for accident year 2007.  These ratios compare to our ultimate California loss ratios of 46% and 38%, respectively, for those same years.  We have an estimated ultimate California loss ratio for 2009 of 51%.

•                  Indemnity claim frequency for accident year 2008 is 7% lower than accident year 2007.

•                  The average cost of a 2008 indemnity claim will reflect a 15% increase in severity driven by medical inflation, representing the third consecutive year of double-digit severity increases after sharp severity declines in 2004 and 2005.

•                  The amount by which the California workers’ compensation industry’s reported loss reserves are redundant for all accident years was $5 billion.  We do not believe that the WCIRB’s estimate of reserve redundancy is representative of our situation, and therefore we do not believe this information should be used to estimate redundancies in our loss reserves.

In April 2009, the WCIRB recommended a 23.7% increase in the pure premium rate level (or claims cost benchmark) effective July 1, 2009, consisting of 16.9% for increased medical inflation and 5.8% for its estimates of the potential cost impacts of the recent en banc decisions discussed below.  On July 8, 2009, the California DOI rejected the WCIRB’s recommendations and did not make any changes to claims cost benchmarks for July 1, 2009.  In this regard, the California DOI suggested certain changes to reduce medical costs, but these recommendations have no legal impact, as is the case with their opinion on rates.

In February 2009, the California Workers’ Compensation Appeals Board (“WCAB”) issued two significant en banc decisions, Almaraz v. Environmental Recovery Services/Guzman v. Milpitas Unified School District and Ogilvie v. City and County of San Francisco.  These decisions affect the provisions of the 2004 Reforms which provided that permanent disability ratings were to be based on an objective disability rating schedule effective January 1, 2005 namely the American Medical

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Association Guide (“AMA Guide”), as well as the determination of an injured workers’ diminished future earnings capacity (“DFEC”).  The WCAB decision in Almaraz/Guzman rendered the AMA Guides portion of the 2005 permanent disability rating schedule rebuttable if the permanent disability award can be shown to be inequitable and not commensurate with the disability, and allows workers’ compensation judges to make an impairment determination taking into account medical opinions that are not based on, or are only partially based on the AMA Guides.  The WCAB decision in Ogilvie rendered the DFEC portion of the 2005 permanent disability rating schedule rebuttable.  These decisions could affect both the number and amount of permanent disability payments, including those on open claims.  The WCAB has agreed to reconsider its findings affecting workers’ compensation permanent disability ratings and a decision is pending.  We do not know how these decisions will affect our loss costs trends or our reserves, if at all.  We will continue to monitor these decisions and their impact on our results.

In October 2008, the Florida Supreme Court reached a decision in Emma Murray v. Mariner Health, Inc. which is expected to increase claimant attorney fees, including those on open claims.  During the second quarter 2009, the Florida Legislature restored the limits on claimants’ attorneys’ fees and as a result, the Florida DOI reversed the April 1, 2009 6.4% rate increase effective July 1, 2009, including in-force policies issued on or after April 1, 2009.

Impact of Different Medical Cost Trend Assumptions.  As previously discussed, assumptions regarding medical cost trends are used in estimating ultimate losses.  Our loss estimates for the 2003 and 2004 accident years reflect an average 6% per year decrease in medical costs, and for the 2005-2009 accident years reflect an average 8% per year increase in medical costs.  If the average annual medical cost trend for each of the accident years 2003-2009 were all increased or all decreased by one, two and three percentage points in each year, our loss reserve estimates at June 30, 2009 would change by approximately $20 million, $40 million and $60 million, respectively.

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

The average annual yields on the investment portfolio in the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Before tax (1)	4.9%	4.3%	5.1%	4.3%
After tax	3.2%	2.9%	3.3%	2.9%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Refer to Exhibit 99.1 to this report for a listing of our available-for-sale investment portfolio as of June 30, 2009 including the securities’ identification number assigned in accordance with the Committee on Uniform Securities Indemnification Procedures (“CUSIP”).

Other investments are comprised of limited partnerships and limited liability companies (“LLCs”) with a carrying value of $56.8 million and net asset values of $62.1 million at June 30, 2009.  We have additional commitments to these investments of $13 million as of June 30, 2009.  For limited partnerships and LLCs where our share of capital is less than 5%, we account for the investment at cost, which is also a reasonable estimate of fair value. When our share of capital is in excess of 5%, the carrying value of our investment is adjusted to reflect our share of the underlying equity of the limited partnership or LLC.

As of June 30, 2009 and December 31, 2008 we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures.  We do not engage in securities lending.

At June 30, 2009, all of our investments in fixed maturity and equity securities and short-term investments were classified as available-for-sale with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of tax.

The average maturity of the fixed maturity portfolio, including short-term investments, was approximately 3.7 years at June 30, 2009 compared to 4.5 years at December 31, 2008.  The duration of the fixed maturity portfolio, including short-term investments, was 3.0 years at June 30, 2009 compared to 3.5 years at December 31, 2008.

Our internal investments department actively manages our investment portfolio to preserve principal values whenever possible, and we do not rely on external portfolio managers.  We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates, and changes in the credit quality and liquidity of the companies in which we have invested or changes in general economic and market conditions.  The volatility in the value of our investment portfolio continues during 2009.  Fair values of our available-for-sale investment portfolio at June 30, 2009 improved by approximately $87 million before tax, compared to December 31, 2008, which resulted in an increase to stockholders’ equity of $57 million, after tax, or $1.52 per share, in the six months ended June 30, 2009.  The net unrealized gains (losses) on available-for-sale investments reported as a separate component of stockholders’ equity were as follows:

	Fixed Maturity Securities, Including Short-term Investments		Equity Securities		Total
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
June 30, 2009	$6,087	$3,955	$4,078	$2,651	$10,165	$6,606
December 31, 2008	(72,141)	(46,893)	(5,146)	(3,345)	(77,287)	(50,238)

Approximately 90% of our consolidated fixed maturity investment portfolio, including short-term investments, was rated investment grade at June 30, 2009.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The following table presents the amortized cost and fair value of our corporate bond and short-term investment portfolio by credit rating categories as of June 30, 2009:

(Dollars in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value

AAA (1)	$365,331	$366,981	22%
AA	121,895	125,795	7
A	615,440	618,737	36
BBB	407,744	411,789	24
Non-investment grade (2)	195,382	185,899	11
Total	$1,705,792	$1,709,201	100%

(1)          Includes highly liquid cash management funds and short-term certificates of deposit that were rated internally.

(2)          Based on ratings by the National Association of Insurance Commissioners, Inc. (“NAIC”).

The following table presents the average credit rating, amortized cost and fair value of our municipal bond portfolio at June 30, 2009:

(Dollars in thousands)	Average Credit Rating	Amortized Cost	Fair Value
Insured by Berkshire Hathaway, Inc.	AAA	$27,362	$27,080
Insured by other bond insurers (1)	AA- to AA	72,567	73,798
Pre-refunded (2)	AA	21,329	22,461
Uninsured	AA to AA+	34,113	35,630
Total	AA	$155,371	$158,969

(1) Average credit rating of underlying issuers is AA-.

(2) Pre-refunded municipal bonds in our portfolio are collateralized by investments in U.S. Government securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

We diversify our fixed maturity portfolio across a number of industries.  The table below sets forth the amortized cost and fair value of fixed maturity securities, including short-term investments, by industry at June 30, 2009:

(Dollars in thousands)	Amortized Cost		Fair Value
U.S. Treasury	$273,182	15%	$273,196	15%
Insurance	248,657	13	234,800	12
Financial institutions	235,675	13	230,276	12
Municipal bonds	155,371	8	158,969	8
Utilities	91,868	5	94,309	5
Food and beverage	91,202	5	96,589	5
Machinery	85,592	5	88,460	5
Pharmaceuticals	79,786	4	83,337	4
Hotels and casinos	68,267	4	66,252	4
Personal goods	66,530	4	68,893	4
Communications	66,133	4	68,103	4
Petroleum	60,329	3	62,609	3
Homebuilding	24,297	1	22,175	1
Chemicals	21,024	1	20,992	1
Other (1)	307,008	15	312,048	17
Total	$1,874,921	100%	$1,881,008	100%

(1) Represents industries comprising less than 1% of our fixed maturity portfolio.

The fair values of our available-for-sale investments are determined using the market approach, which is based on prices and other relevant information generated by market transactions involving identical or comparable assets.  We use an independent pricing service as the primary source of our fair value measures.  This pricing service is a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. For equity securities traded in active markets, the independent pricing service obtains closing prices from major stock markets.  For the majority of our fixed maturity securities, the independent pricing service provides values generated by valuation models which use observable market inputs from various industry sources, including traded prices for both identical and comparable assets as reported by an over-the-counter corporate bond market real-time price dissemination service.  Considerable judgment is required in making assumptions used in such models, including the selection of interest rates, default risk and recovery rates and volatility risk assumptions.  Periodically, we independently select a sample of securities and validate the inputs and outputs of the valuation models used by the independent pricing service using well recognized market information sources. In addition, when prices provided by the independent pricing service for some securities vary significantly from week to week, we review and revalidate such prices for each security with other recognized market information sources or independent broker-dealers.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  For over seventeen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary.  Our adoption of FSP FAS 115-2 and FAS 124-2 effective March 31, 2009 amends the determination of other-than-temporary impairments for debt securities, but not for equity securities.  For debt securities, the amount of the other-than-temporary impairment related to a credit loss or impairments on securities we have the intent to sell before recovery of our cost are recognized in earnings and reflected as a reduction in the cost basis of the security.  The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of the other-than-temporary impairment due to the extent and duration that fair values are below cost is recognized in earnings and reflected as a reduction in the cost basis of the security.

At June 30, 2009, gross unrealized gains and losses in our investment portfolio were as follows:

	Unrealized
(Dollars in thousands)	Gains	(Losses)
Fixed maturity securities, including short-term investments	$41,546	$(35,459)
Equity securities	5,551	(1,473)
Total unrealized gains (losses)	$47,097	$(36,932)
Percent of total investment portfolio	2.4%	1.9%

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The table below sets forth information about securities with unrealized losses at June 30, 2009:

(Dollars in thousands)	Fixed Maturity Securities, Including Short-term Investments (1)	Equity Securities	Total
Securities with unrealized losses less than 20% of cost:
Number of issues	84	7	91
Fair value	$481,321	$10,752	$492,073
Unrealized losses	(21,684)	(1,145)	(22,829)
Securities with unrealized losses greater than 20% of cost for a continuous period of less than six months:
Number of issues	5	1	6
Fair value	$23,304	$1,004	$24,308
Unrealized losses	(10,725)	(328)	(11,053)
Securities with unrealized losses greater than 20% of cost for a continuous period of six months or more:
Number of issues	2		2
Fair value	$5,355		$5,355
Unrealized losses	(3,050)		(3,050)
Total:
Number of issues	91	8	99
Fair value	$509,980	$11,756	$521,736
Unrealized losses	(35,459)	(1,473)	(36,932)

(1)          For fixed maturity securities, cost represents amortized cost.

We believe that our unrealized losses on fixed maturity securities are not credit related impairments at June 30, 2009, and we base this conclusion on our current understanding of the issuers of these securities, and because we have adequate liquidity and do not intend to sell securities with unrealized losses before recovering our amortized cost.

The scheduled maturity dates for fixed maturity securities, including short-term investments, with unrealized losses at June 30, 2009 are shown below.  Actual repayments may differ from those scheduled as a result of prepayments by the issuers.

(Dollars in thousands)	Unrealized Losses	Fair Value
Due in 1 year or less	$(452)	$19,249
Due after 1 year through 5 years	(16,720)	201,267
Due after 5 years through 10 years	(14,074)	193,744
Due after 10 years	(4,213)	95,720
Total	$(35,459)	$509,980

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The following is a summary of losses realized on the sale of securities, excluding short-term investments, for the three and six months ended June 30, 2009 and 2008, reflecting the period of time that the security had been continuously in an unrealized loss position preceding the sale:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities:
Realized losses on sales	$(831)	$(834)	$(2,429)	$(5,545)
Fair value at the date of sale	50,655	127,794	118,622	145,976
Number of securities sold	10	8	21	15
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(103)	$(287)	$(200)	$(714)
3-6 months	(243)		(525)
6-12 months	(224)	(547)	(828)	(1,708)
Greater than 12 months	(261)		(876)	(3,123)
Equity securities:
Realized losses on sales	$(21)	$(1,246)	$(21)	$(2,095)
Fair value at the date of sale	1,480	18,280	1,480	25,938
Number of securities sold	1	10	1	16
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(21)	$(466)	$(21)	$(1,315)
3-6 months		(359)		(359)
Greater than 12 months		(421)		(421)

In addition to the losses realized on the sale of securities during the three and six months ended June 30, 2009 shown in the table above, we recognized $9.4 million and $19.1 million before tax of other-than-temporary impairments, respectively, compared to $8.5 million before tax of other-than-temporary impairments for the three and six months ended June 30, 2008.

Sales of investments at a loss result from ongoing portfolio management, for example, in response to changes in interest rates, changes in our view of the prospects for an issuer or its industry, or changes in our views about appropriate asset concentrations and allocation.  At the time we sold these investments at a loss, the sales were not related to any liquidity needs. At June 30, 2009, those securities which we were holding in our portfolio with an unrealized loss were compatible with our view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or impairment write-downs of securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested prior to their disbursements for claims, and investment income provides additional cash receipts.  At June 30, 2009 and December 31, 2008, short-term investments and fixed maturity securities maturing within two years in the insurance subsidiaries were $0.5 billion and $0.3 billion, respectively.  We expect to pay our obligations as they become due from our liquid assets.

The following is a summary of our net cash (used in) provided by operating activities in the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Net cash flow from workers’ compensation operations	$(49,423)	$17,017
Net cash flow from reinsurance operations	(3,455)	(8,971)
Investment income received	49,708	41,680
Interest and other expenses paid by parent	(6,929)	(6,383)
Income taxes paid	(5)	(42,735)
Net cash (used in) provided by operating activities	$(10,104)	$608

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

Our insurance subsidiaries are required to have securities on deposit for the protection of injured workers in accordance with various state laws and regulations, primarily in California, our state of domicile.  At June 30, 2009, investments with a fair value of $1.0 billion were on deposit to comply with such laws and regulations.  Based on our December 31, 2008 statutory financial statements, we were able to reduce our California deposits by $300 million in the second quarter 2009.  In addition, California laws and regulations place various restrictions on the types and amounts of investments that may be made by our insurance subsidiaries.

Zenith National requires cash to pay dividends declared to our stockholders, make interest and principal payments on our outstanding debt due 2028, fund operating expenses and, from time to time, make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments in Zenith National were $67.7 million and $82.4 million at June 30, 2009 and December 31, 2008, respectively.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

Zenith National has an undrawn $30 million revolving credit agreement with Bank of America, N. A. expiring February 2010.  We do not currently anticipate the need to draw on the line of credit.

Our insurance subsidiaries are subject to insurance regulations, which restrict their ability to distribute dividends.  In 2009, Zenith Insurance expects to be able to pay up to $111.5 million of dividends to Zenith National without prior approval of the California DOI.  Zenith Insurance paid $30.0 million in dividends to Zenith National in each of the six months ended June 30, 2009 and 2008.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies.  Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, investment write-downs and deferred income taxes are particularly important to an understanding of our Consolidated Financial Statements.  These matters are discussed under “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.  Effective March 31, 2009, we adopted FSP FAS 115-2 and FAS 124-2 related to recognizing credit related other-than-temporary impairments on debt securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity securities to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit and liquidity conditions, tax policy, changes in interest rates and other factors.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer.  At June 30, 2009, we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures.

The table below provides information about our financial instruments for which fair values are subject to changes in interest rates.  For fixed maturity securities, the table below presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates.  Such investments include corporate, municipal and U.S. Government bonds.  The December 31, 2008 table also includes mortgage-backed securities.  For our debt obligations, the table presents principal cash flows by expected maturity dates (including interest):

	Expected Maturity Date
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
As of June 30, 2009
Fixed Maturity Securities:
Fixed rate	$30,939	$141,221	$185,542	$333,650	$312,430	$529,317	$1,533,099
Weighted average interest rate	2.4%	3.9%	4.2%	4.8%	4.8%	7.0%	5.3%
Short-term investments	$331,204	$16,705					$347,909
Redeemable securities payable	2,501	5,002	$5,002	$5,002	$5,002	$133,525	156,034

As of December 31, 2008
Fixed Maturity Securities:
Fixed rate	$83,553	$91,530	$299,753	$277,147	$307,015	$559,021	$1,618,019
Weighted average interest rate	3.4%	6.6%	4.9%	6.3%	5.6%	7.6%	6.2%
Short-term investments	$241,715						$241,715
Redeemable securities payable	5,002	$5,002	$5,002	$5,002	$5,002	$133,525	158,535

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Zenith National Insurance Corp. was held on May 13, 2009.  Two matters were presented to a vote of the stockholders.

The first matter was the election of nine Directors.  The tabulation of votes for the nominees, all of whom were elected, follows:

Director	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Jerome L. Coben	34,153,141	771,230	N/A	N/A
Max M. Kampelman	34,541,857	382,514	N/A	N/A
Robert J. Miller	34,548,969	375,402	N/A	N/A
Fabian Nuñez	34,305,840	618,531	N/A	N/A
Catherine B. Reynolds	34,744,781	179,590	N/A	N/A
Alan I. Rothenberg	34,593,140	331,231	N/A	N/A
William S. Sessions	34,544,610	379,761	N/A	N/A
Michael Wm. Zavis	34,561,662	362,709	N/A	N/A
Stanley R. Zax	34,564,776	359,595	N/A	N/A

The second matter was a vote to ratify the appointment of PricewaterhouseCoopers LLP as Zenith’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009. The tabulation of votes for the appointment, which was ratified, follows:

Votes For	Votes Against	Abstain	Broker Non- Votes

34,592,591	317,593	14,187	N/A

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 6.  Exhibits

3.1

Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated by reference to Exhibit 3.1 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

3.2	Bylaws of Zenith National Insurance Corp. (Incorporated by reference to Exhibit 3.2 to Zenith’s Current Report on Form 8-K filed May 19, 2009.)

10.1

Workers’ Compensation and Employer’s Liability Excess of Loss Reinsurance Contract Effective May 1, 2009. (Incorporated by reference to Exhibit 10.1 to Zenith’s Current Report on Form 8-K filed May 29, 2009.)

10.2

Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Jack D. Miller. (Incorporated by reference to Exhibit 10.1 to Zenith’s Current Report on Form 8-K filed June 8, 2009.)

10.3

Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Michael E. Jansen. (Incorporated by reference to Exhibit 10.2 to Zenith’s Current Report on Form 8-K filed June 8, 2009.)

10.4

Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Robert E. Meyer. (Incorporated by reference to Exhibit 10.3 to Zenith’s Current Report on Form 8-K filed June 8, 2009.)

10.5

Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Davidson M. Pattiz. (Incorporated by reference to Exhibit 10.4 to Zenith’s Current Report on Form 8-K filed June 8, 2009.)

10.6

Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Kari L. Van Gundy. (Incorporated by reference to Exhibit 10.5 to Zenith’s Current Report on Form 8-K filed June 8, 2009.)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which certification is filed herewith.

99.1	Available-for-sale investment portfolio as of June 30, 2009, a copy of which is filed herewith.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZENITH NATIONAL INSURANCE CORP.

July 22, 2009	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

July 22, 2009	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Index

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which certification is filed herewith.

99.1	Available-for-sale investment portfolio as of June 30, 2009.

The complete list of all exhibits filed or furnished with this quarterly report on Form 10-Q, including those incorporated by referenced, are set forth in Item 6 of this Form 10-Q.