Form 10-Q
period 2009-09-30
ZENITH NATIONAL INSURANCE CORP
filed 2009-10-21
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 15, 2009, there were 37,367,000 shares of Zenith National Insurance Corp. common stock outstanding.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2009

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(Dollars and shares in thousands)	2009	2008
Assets:
Investments:
Fixed maturity securities:
At fair value (amortized cost $1,427,505 in 2009 and $1,479,295 in 2008)	$1,478,914	$1,406,891
At amortized cost (fair value $211,128 in 2008)		203,349
Equity securities, at fair value (cost $28,450 in 2009 and $52,888 in 2008)	32,639	47,742
Short-term investments, at fair value (amortized cost $479,333 in 2009 and $241,452 in 2008)	479,352	241,715
Other investments	62,063	58,297
Total investments	2,052,968	1,957,994
Cash	15,981	10,478
Accrued investment income	21,346	23,147
Premiums receivable	10,619	14,815
Reinsurance recoverables	259,316	285,269
Deferred policy acquisition costs	7,285	7,274
Deferred tax asset	17,180	70,469
Income tax receivable	9,905	33,448
Goodwill	20,985	20,985
Other assets	93,194	102,143
Total assets	$2,508,779	$2,526,022

Liabilities:
Unpaid losses and loss adjustment expenses	$1,214,571	$1,274,586
Unearned premiums	46,112	45,226
Policyholders’ dividends accrued	25,644	37,253
Redeemable securities payable	58,362	58,357
Other liabilities	82,883	87,163
Total liabilities	1,427,572	1,502,585

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $1 par value, 1,000 shares authorized; none issued or outstanding in 2009 and 2008
Common stock, $1 par value, 100,000 shares authorized; issued 37,367 in 2009 and 45,019 in 2008; outstanding 37,367 in 2009 and 37,324 in 2008	37,367	45,019
Additional paid-in capital	359,861	472,312
Retained earnings	647,827	722,996
Accumulated other comprehensive income (loss)	36,152	(50,238)
Treasury stock, at cost (7,695 shares in 2008) (see Note 7)		(166,652)
Total stockholders’ equity	1,081,207	1,023,437
Total liabilities and stockholders’ equity	$2,508,779	$2,526,022

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Revenues:
Net premiums earned	$115,702	$152,962	$350,308	$466,362
Net investment income	20,541	22,873	68,108	68,405
Net realized gains (losses) on investments	20,645	(8,883)	26,162	(6,695)
Total revenues	156,888	166,952	444,578	528,072

Expenses:
Losses and loss adjustment expenses incurred	80,310	75,297	249,791	195,618
Underwriting and other operating expenses:
Policy acquisition costs	22,151	27,543	67,426	83,296
Underwriting and other costs	28,832	31,146	89,323	93,422
Policyholders’ dividends	(5,328)	5,604	(1,514)	17,641
Interest expense	1,284	1,284	3,852	3,870
Total expenses	127,249	140,874	408,878	393,847
Income before tax	29,639	26,078	35,700	134,225
Income tax expense	10,439	9,478	12,100	47,325
Net income	$19,200	$16,600	$23,600	$86,900

Net income per common share:
Basic	$0.51	$0.45	$0.62	$2.34
Diluted	0.51	0.44	0.62	2.32

Cash dividends declared per common share	$0.50	$0.50	$1.50	$1.50

Net realized gains (losses) on investments, before tax
Other-than-temporary impairment losses:
Total impairment losses on fixed maturity securities			$(19,424)
Non-credit portion of impairment losses on fixed maturity securities recognized in other comprehensive income			8,762
Other-than-temporary impairment losses on fixed maturity securities		$(10,352)	(10,662)	$(13,224)
Other-than-temporary impairment losses on equity securities		(4,939)	(8,418)	(10,606)
Other net realized gains	$20,645	6,408	45,242	17,135
Net realized gains (losses) on investments, before tax	$20,645	$(8,883)	$26,162	$(6,695)

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Premiums collected	$368,148	$483,579
Investment income received	70,228	64,191
Losses and loss adjustment expenses paid	(285,586)	(297,046)
Underwriting and other operating expenses paid	(162,581)	(188,040)
Interest paid	(5,069)	(5,107)
Income taxes refunded (paid)	18,200	(56,694)
Net cash provided by operating activities	3,340	883

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(794,566)	(696,311)
Equity securities available-for-sale	(27,613)	(104,354)
Other investments	(5,434)	(37,190)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities held-to-maturity		20,997
Fixed maturity securities available-for-sale	73,121	70,508
Other investments	2,790	1,528
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	950,850	719,552
Equity securities available-for-sale	44,449	105,131
Net increase in short-term investments	(180,326)	(20,408)
Capital expenditures and other	(4,424)	(5,299)
Net cash provided by investing activities	58,847	54,154

Cash flows from financing activities:
Cash dividends paid to common stockholders	(56,695)	(56,420)
Excess tax benefit on stock-based compensation	11	340
Net cash used in financing activities	(56,684)	(56,080)

Net increase (decrease) in cash	5,503	(1,043)
Cash at beginning of period	10,478	6,933
Cash at end of period	$15,981	$5,890

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008

Reconciliation of net income to net cash provided by operating activities:

Net income	$23,600	$86,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,108	6,369
Net amortization (accretion)	244	(5,037)
Net realized (gains) losses on investments	(26,162)	6,695
Decrease (increase) in:
Accrued investment income	1,751	1,425
Premiums receivable	4,114	4,830
Reinsurance recoverables	25,938	46,524
Net income tax	30,300	(10,569)
(Decrease) increase in:
Unpaid losses and loss adjustment expenses	(60,015)	(147,574)
Unearned premiums	886	(1,838)
Policyholders’ dividends accrued	(11,609)	8,139
Other	8,185	5,019
Net cash provided by operating activities	$3,340	$883

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2009	2008

Preferred stock, $1 par value	None	None

Common stock, $1 par value:
Beginning of period	$45,019	$44,802
Treasury stock retirement (see Note 7)	(7,695)
Restricted stock vested	43	78
Conversion of Convertible Senior Notes Payable		69
End of period	37,367	44,949

Additional paid-in capital:
Beginning of period	472,312	464,932
Treasury stock retirement (see Note 7)	(116,890)
Recognition of stock-based compensation expense	4,446	4,504
Conversion of Convertible Senior Notes Payable		1,223
Excess tax (short-fall) benefit on stock-based compensation	(7)	283
End of period	359,861	470,942

Retained earnings:
Beginning of period	722,996	718,175
Treasury stock retirement (see Note 7)	(42,067)
Net income	23,600	86,900
Cash dividends declared to common stockholders	(56,702)	(56,465)
End of period	647,827	748,610

Accumulated other comprehensive (loss) income:
Beginning of period	(50,238)	12,100
Net change in unrealized gains (losses) on available-for-sale investments, net of tax and reclassification adjustment	85,721	(65,394)
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax	669
End of period	36,152	(53,294)

Treasury stock:
Beginning of period	(166,652)	(166,652)
Treasury stock retirement (see Note 7)	166,652
End of period		(166,652)

Total stockholders’ equity	$1,081,207	$1,044,555

Stockholders’ equity per outstanding common share	$28.93	$28.04

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Comprehensive income:
Net income	$23,600	$86,900
Net change in unrealized gains (losses) on available-for-sale investments, net of tax and reclassification adjustment	85,721	(65,394)
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax	669
Comprehensive income	$109,990	$21,506

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

We evaluated subsequent events through the date and time the Consolidated Financial Statements were issued on October 20, 2009.

Reclassifications.  Certain prior year amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Note 2.  Net Income and Dividends per Share

The following table sets forth the computation of basic and diluted net income per common share and cash dividends declared per common share:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)		2009	2008	2009	2008
Net income as reported		$19,200	$16,600	$23,600	$86,900
Net income allocated to unvested restricted stock shares (see below)		233		292
(A)	Net income allocated to common shares	$18,967	$16,600	$23,308	$86,900
(B)	Interest expense on the Convertible Senior Notes Payable, net of tax				$11
(C)	Weighted average shares outstanding – basic	37,353	37,248	37,342	37,190
	Weighted average shares issued under the Restricted Stock Plan (see below)		176		174
	Weighted average shares issued in 2008 upon conversion of the Convertible Senior Notes Payable				23
(D)	Weighted average shares outstanding – diluted	37,353	37,424	37,342	37,387
Net income per common share:
(A)/(C)	Basic	$0.51	$0.45	$0.62	$2.34
((A)+(B))/(D)	Diluted	0.51	0.44	0.62	2.32
Cash dividends declared per common share		$0.50	$0.50	$1.50	$1.50

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On January 1, 2009, we adopted the accounting guidance on “Participating Securities and the Two-Class Method,” which required that unvested restricted stock with a right to receive nonforfeitable dividends be included in the two-class method of computing earnings per share.  The weighted average shares outstanding and net income per common share for the three and nine months ended September 30, 2009 are presented in accordance with this guidance.  Prior period amounts were not restated due to immateriality.

Note 3.  Investments

At September 30, 2009, all of our investments in fixed maturity and equity securities and short-term investments were classified as available-for-sale and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The cost or amortized cost, fair value and carrying value of available-for-sale investments at September 30, 2009 and held-to-maturity and available-for-sale investments at December 31, 2008 were as follows:

	Cost or Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	(Losses)	Value	Value
September 30, 2009
Fixed maturity securities available-for-sale:
Corporate debt	$1,215,754	$53,633	$(8,712)	$1,260,675	$1,260,675
State and local government debt	118,188	6,389	(1)	124,576	124,576
Mortgage-backed securities	9,732	368		10,100	10,100
Foreign government debt	2,670	27		2,697	2,697
Redeemable preferred stocks	26,875	241	(595)	26,521	26,521
U.S. Government debt	54,286	59		54,345	54,345
Total fixed maturity securities available-for-sale	1,427,505	60,717	(9,308)	1,478,914	1,478,914
Equity securities	28,450	4,233	(44)	32,639	32,639
Short-term investments	479,333	247	(228)	479,352	479,352
Total available-for-sale investments	$1,935,288	$65,197	$(9,580)	$1,990,905	$1,990,905

December 31, 2008
Fixed maturity securities held-to-maturity:
Mortgage-backed securities	$175,737	$7,285		$183,022	$175,737
State and local government debt	22,612	521	$(43)	23,090	22,612
Foreign government debt	5,000	16		5,016	5,000
Total fixed maturity securities held-to-maturity	$203,349	$7,822	$(43)	$211,128	$203,349
Fixed maturity securities available-for sale:
Corporate debt	$1,280,354	$18,058	$(90,480)	$1,207,932	$1,207,932
State and local government debt	175,516	3,450	(3,214)	175,752	175,752
Mortgage-backed securities	14,866	638		15,504	15,504
Redeemable preferred stocks	4,505		(892)	3,613	3,613
U.S. Government debt	4,054	36		4,090	4,090
Total fixed maturity securities available-for-sale	1,479,295	22,182	(94,586)	1,406,891	1,406,891
Equity securities	52,888	1,680	(6,826)	47,742	47,742
Short-term investments	241,452	273	(10)	241,715	241,715
Total available-for-sale investments	$1,773,635	$24,135	$(101,422)	$1,696,348	$1,696,348

Fixed maturity securities, including short-term investments, by contractual maturity were as follows at September 30, 2009:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$606,242	$608,072
Due after 1 year through 5 years	1,035,185	1,078,373
Due after 5 years through 10 years	233,008	239,357
Due after 10 years	32,403	32,464
Total	$1,906,838	$1,958,266

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  Our other-than-temporary assessment includes reviewing the

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  For over seventeen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary, in addition to issuer specific events.  The accounting guidance on “Recognition and Presentation of Other-Than-Temporary Impairments” that we adopted effective January 1, 2009 amended the determination of other-than-temporary impairments for debt securities, but not for equity securities.  For debt securities, the amount of an other-than-temporary impairment related to a credit loss or an impairment on a security that, at the balance sheet date, we intend to sell before recovery is recognized in earnings and reflected as a reduction in the cost basis of the security.  The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.  For equity securities, the amount of an other-than-temporary impairment due to the extent and duration that fair value is below cost, in addition to issuer specific events, is recognized in earnings and reflected as a reduction in the cost basis of the security.

In determining whether a credit loss existed on debt securities as of each balance sheet date, we estimated the present value of cash flows expected to be collected from the fixed maturity securities.  Considerable judgment is required in determining estimated cash flows for any individual security and we use market observable data as well as management judgment.  The cash flow estimates incorporate our assumption regarding the probability of default, and the timing and amount of recoveries associated with a default.  We develop our estimates using information based on market observable data such as industry analysts’ reports and forecasts, analysis of investment yield spreads to comparable peer company securities where there are no indications of credit related impairments, analysis of credit default swap spreads and other data relevant to the collectability of a security.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

There were no other-than-temporary impairments recorded during the three months ended September 30, 2009.  The following table presents other-than-temporary impairments for the nine months ended September 30, 2009 and shows the amounts recognized in earnings and the amounts recorded as a component of stockholders’ equity as of the date of impairment.  For the three and nine months ended September 30, 2008, we recognized other-than-temporary impairments in earnings before tax of $15.3 million and $23.8 million, respectively.

	Nine Months Ended September 30, 2009
(Dollars in thousands)	Realized Losses Recognized in Earnings	Unrealized Losses Recognized as a Component of Stockholders’ Equity
Fixed maturity securities:
With credit related losses	$9,700	$8,762
With intent to sell	962
Equity securities	8,418

Total other-than-temporary impairments, before tax	$19,080	$8,762

Total other-than-temporary impairments, after tax	$12,402	$5,695

We recognized in earnings the credit related impairments of $9.7 million before tax for two corporate debt securities based on estimated cash flows as of March 31, 2009.  We estimated the cash flows at 60% of par value for one of the debt securities and 90% of par value for the other debt security, and discounted the cash flows using the effective interest rate of 6.6% and 5.49% implicit in the two debt securities at the date of acquisition.

The $5.7 million unrealized loss after tax was not credit related and was recognized as a component of stockholders’ equity at March 31, 2009, the date of impairment. As of September 30, 2009, this non-credit related loss has fully recovered to a $0.7 million unrealized gain due to the appreciation in fair values and partial sales of the related securities.

The following table presents the change in other-than-temporary credit related impairments before tax recognized in earnings:

(Dollars in thousands)
Beginning balance for securities owned as of December 31, 2008	$0
Not previously recognized	9,700
Reduction for securities sold subsequent to impairment	(5,952)
Ending balance for securities owned as of September 30, 2009	$3,748

Beginning balance for securities owned as of June 30, 2009	7,096
Reduction for securities sold subsequent to impairment	(3,348)
Ending balance for securities owned as of September 30, 2009	$3,748

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the fair value of securities classified as available-for-sale with unrealized losses, aggregated by investment category and length of time the securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

(Dollars in thousands)	Fair Value	Unrealized Losses	Number of Issues
September 30, 2009
Less than 12 months:
Corporate debt	$75,565	$(1,254)	14
Short-term investments	20,088	(228)	2
State and local government debt	1,052	(1)	1
Total less than 12 months	$96,705	$(1,483)	17
Greater than 12 months:
Corporate debt	$115,260	$(7,458)	16
Redeemable preferred stocks	3,910	(595)	2
Equity securities	302	(44)	1
Total greater than 12 months	$119,472	$(8,097)	19
Total available-for-sale:
Corporate debt	$190,825	$(8,712)	30
Redeemable preferred stocks	3,910	(595)	2
Short-term investments	20,088	(228)	2
State and local government debt	1,052	(1)	1
Equity securities	302	(44)	1
Total available-for-sale investments	$216,177	$(9,580)	36

December 31, 2008
Less than 12 months:
Corporate debt	$640,894	$(57,606)	120
Equity securities	16,163	(6,826)	9
State and local government debt	67,330	(3,214)	18
Redeemable preferred stocks	2,956	(644)	1
Short-term investments	112,435	(10)	1
Total less than 12 months	$839,778	$(68,300)	149
Greater than 12 months:
Corporate debt	$107,060	$(32,874)	13
Redeemable preferred stocks	657	(248)	1
Total greater than 12 months	$107,717	$(33,122)	14
Total available-for-sale:
Corporate debt	$747,954	$(90,480)	133
Equity securities	16,163	(6,826)	9
State and local government debt	67,330	(3,214)	18
Redeemable preferred stocks	3,613	(892)	2
Short-term investments	112,435	(10)	1
Total available-for-sale investments	$947,495	$(101,422)	163

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The unprecedented events in the capital and credit markets have resulted in extreme volatility and disruption to the financial markets over the past twelve months.  The fair value of our available-for-sale investment portfolio improved from an unrealized loss before tax of $77.3 million at December 31, 2008 to an unrealized gain before tax of $55.6 million at September 30, 2009, an increase of $132.9 million.  The unrealized gain on our available-for-sale investment portfolio as of September 30, 2009 is net of unrealized losses on individual fixed maturity and equity securities.

The change in unrealized gains (losses) on our available-for-sale investment portfolio were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Change in unrealized gains (losses) on available-for-sale investments:
Fixed maturity securities, including short-term investments	$45,341	$(61,253)	$123,569	$(86,036)
Equity securities	111	(4,962)	9,335	(14,571)
Total change in unrealized gains (losses):
Before tax	$45,452	$(66,215)	$132,904	$(100,607)
After tax	29,546	(43,038)	86,390	(65,394)

We believe that our unrealized losses on individual fixed maturity and equity securities at September 30, 2009 are not material and are not indicative of impaired values.  We base this conclusion on our current understanding of the issuers of these securities. As of September 30, 2009, we have not made a decision to sell any of these securities with unrealized losses and we have adequate liquidity and will not be required to sell these securities before recovery of their cost basis.  It is possible that we could recognize future impairments on some securities we owned at September 30, 2009 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

Net realized gains (losses) on all of our investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities, including short-term investments	$19,031	$2,493	$41,215	$5,462
Equity securities	648	3,620	815	10,971
Partnerships and limited liability companies	966	278	2,710	679
WorldCom settlement and other		17	502	23
Other-than-temporary impairment losses on fixed maturity securities		(10,352)	(10,662)	(13,224)
Other-than-temporary impairment losses on equity securities		(4,939)	(8,418)	(10,606)
Net realized gains (losses) on investments	$20,645	$(8,883)	$26,162	$(6,695)

For the three and nine months ended September 30, 2009 and 2008, the gross realized gains and the gross realized losses on sales of investments classified as available-for-sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross realized gains	$21,916	$7,170	$46,717	$25,130
Gross realized losses	(2,237)	(1,057)	(4,687)	(8,697)

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Net investment income before tax was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities	$20,367	$21,445	$68,356	$62,550
Short-term investments	723	1,411	1,635	6,884
Equity securities	212	470	1,029	1,671
Other	1,189	1,075	2,015	2,046
Subtotal	22,491	24,401	73,035	73,151
Investment expenses	1,950	1,528	4,927	4,746
Net investment income	$20,541	$22,873	$68,108	$68,405

Note 4. Fair Value Measurements

Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments and is recorded at fair value in the accompanying Consolidated Balance Sheets.

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).  The hierarchy level assigned to each security in our available-for-sale investment portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of each instrument at the measurement date.  The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The three hierarchy levels are as follows:

•                  Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities.  The fair values of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market.  Our Level 1 category includes publicly traded equity securities, highly liquid U.S. Government notes and treasury bills, highly liquid cash management funds, and short-term certificates of deposit.

•                  Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair values of fixed maturity securities and short-term investments included in the Level 2 category were based on market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

market information and price quotes from well-established independent broker-dealers.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.  Our Level 2 category includes corporate bonds, municipal bonds, short-term commercial paper and redeemable preferred stocks.

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment.  The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.  The estimated fair values of our Level 3 securities consist primarily of the following: 1) An equity security of a company based in the United Kingdom with fair value approximating its net asset value because a significant portion of the net asset value, excluding cash balances, is comprised principally of real estate holdings supported by independent appraisals.  The estimated fair value for this investment also includes foreign currency fluctuations and considers the value of an unrecognized tax loss carry forward. 2) A fixed maturity security representing our participation in a commercial senior secured term loan. The fair value of this fixed maturity security was based on discounted expected cash flows.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 classified by the valuation hierarchy discussed above:

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2009
Fixed maturity securities	$54,345	$1,415,052	$9,517	$1,478,914
Equity securities	1,660		30,979	32,639
Short-term investments	429,377	49,975		479,352
Total	$485,382	$1,465,027	$40,496	$1,990,905

December 31, 2008
Fixed maturity securities	$19,594	$1,377,866	$9,431	$1,406,891
Equity securities	19,394		28,348	47,742
Short-term investments	145,883	95,832		241,715
Total	$184,871	$1,473,698	$37,779	$1,696,348

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents changes in our Level 3 fixed maturity and equity securities measured at fair value on a recurring basis for the three and nine months ended September 30, 2009 and 2008:

(Dollars in thousands)	Fixed Maturity Securities	Equity Securities
Balance at June 30, 2009	$14,494	$31,855
Realized and unrealized gains included in:
Other comprehensive income (1)	(34)	(876)
Net income	57
Maturities	(5,000)
Balance at September 30, 2009	$9,517	$30,979

Balance at December 31, 2008	$9,431	$28,348
Realized and unrealized gains included in:
Other comprehensive income (1)		2,631
Net income	86
Maturities	(5,000)
Reclassification from held-to-maturity (see Note 3)	5,000
Balance at September 30, 2009	$9,517	$30,979

Balance at June 30, 2008	$		$38,472
Change in unrealized gains included in other comprehensive income (1)			(4,089)
Purchases	9,404
Balance at September 30, 2008		$9,404	$34,383

Balance at December 31, 2007	$		$38,350
Change in unrealized gains included in other comprehensive income (1)			(3,967)
Purchases	9,404
Balance at September 30, 2008		$9,404	$34,383

(1) Changes in unrealized gains for equity securities represent foreign currency fluctuation.

Note 5. Goodwill

We test goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A reporting unit is an operating segment or a unit one level below the operating segment.  The impairment tests include a comparison of the carrying amount of goodwill to the present value of future cash flows of both our workers’ compensation segment and our Florida workers’ compensation business operation, a reporting unit.

We did not evaluate goodwill for impairment as of September 30, 2009, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of a reporting unit below its carrying amount since December 31, 2008.  The carrying value of goodwill was $21.0 million as of September 30, 2009 and December 31, 2008.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 6.  Policyholders’ Dividends

Most of our workers’ compensation policies are non-participating; however, we issue certain policies in which the policyholder may participate in favorable claims experience through a dividend.  In addition, Florida statutes require payment of additional dividends to policyholders pursuant to a formula based on underwriting results.  An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned.  At December 31, 2008, we accrued approximately $20 million for Florida dividends payable for prior accident years.  In the third quarter 2009 we reduced our estimated Florida policyholders’ dividends for prior accident years by $11.1 million based on our actual filing with the Florida Department of Insurance, which was partially offset by an increase of $3.7 million in our current estimated California policyholders’ dividends.

Note 7. Treasury Stock

On September 30, 2009, we cancelled and retired 7,695,000 shares of treasury stock which had been repurchased by the Company over the years for an aggregate repurchase price of $166.7 million.  Upon cancellation and retirement, these shares were returned to the status of authorized and unissued.  The excess of the repurchase price of the treasury stock over the par value was allocated between additional paid-in capital and retained earnings.  There was no impact on our consolidated stockholders’ equity as a result of the cancellation and retirement.

Note 8.  Segment Information

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Segment information is set forth below, with a reconciliation to the accompanying Consolidated Statements of Operations shown in the total column:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended September 30, 2009
Revenues:
Net premiums earned	$115,666	$36			$115,702
Net investment income			$20,541		20,541
Net realized gains on investments			20,645		20,645
Total revenues	115,666	36	41,186		156,888
Interest expense				$(1,284)	(1,284)
(Loss) income before tax	(8,526)	87	41,186	(3,108)	29,639
Income tax (benefit) expense	(2,636)	29	14,134	(1,088)	10,439
Net (loss) income	$(5,890)	$58	$27,052	$(2,020)	$19,200
Combined ratio	107.4%	NM

Nine Months Ended September 30, 2009
Revenues:
Net premiums earned	$350,380	$(72)			$350,308
Net investment income			$68,108		68,108
Net realized gains on investments			26,162		26,162
Total revenues	350,380	(72)	94,270		444,578
Interest expense				$(3,852)	(3,852)
(Loss) income before tax	(49,366)	(42)	94,270	(9,162)	35,700
Income tax (benefit) expense	(16,175)	(14)	31,496	(3,207)	12,100
Net (loss) income	$(33,191)	$(28)	$62,774	$(5,955)	$23,600
Combined ratio	114.1%	NM
As of September 30, 2009
Total Assets	$430,842	$2,162	$2,071,379	$4,396	$2,508,779

Three Months Ended September 30, 2008
Revenues:
Net premiums earned	$152,731	$231			$152,962
Net investment income			$22,873		22,873
Net realized losses on investments			(8,883)		(8,883)
Total revenues	152,731	231	13,990		166,952
Interest expense				$(1,284)	(1,284)
Income (loss) before tax	15,268	(94)	13,990	(3,086)	26,078
Income tax expense (benefit)	6,304	(35)	4,289	(1,080)	9,478
Net income (loss)	$8,964	$(59)	$9,701	$(2,006)	$16,600
Combined ratio	90.0%	NM

Nine Months Ended September 30, 2008
Revenues:
Net premiums earned	$465,324	$1,038			$466,362
Net investment income			$68,405		68,405
Net realized losses on investments			(6,695)		(6,695)
Total revenues	465,324	1,038	61,710		528,072
Interest expense				$(3,870)	(3,870)
Income (loss) before tax	81,767	(107)	61,710	(9,145)	134,225
Income tax expense (benefit)	30,819	(40)	19,747	(3,201)	47,325
Net income (loss)	$50,948	$(67)	$41,963	$(5,944)	$86,900
Combined ratio	82.4%	NM
As of September 30, 2008
Total Assets	$500,238	$9,296	$2,083,974	$2,585	$2,596,093

NM = Not meaningful

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 9.  Stock-Based Compensation Plan

Under a restricted stock plan approved by our stockholders (“Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock with restricted ownership rights.  Other than for certain performance-based shares granted in September 2009, shares of restricted stock granted to employees vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date.  Shares granted to non-employee Directors vest on each of the first three anniversaries of the grant date in equal amounts.  The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date and is recognized as an expense over the vesting period of the awards.  The tax savings resulting from tax deductions in excess of compensation expense (“excess tax benefits”) are reflected as a cash inflow from financing activities in the accompanying Consolidated Statements of Cash Flows.

The following table provides information regarding the shares under the Restricted Stock Plan:

Number of shares authorized for grants since plan inception in 2004	995,000
Number of shares restricted	(444,000)
Number of shares vested	(349,000)
Number of shares available for future grants at September 30, 2009	202,000

Changes in restricted stock during 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2008	471,000	$39.42
Granted	1,000	27.37
Vested	(11,000)	42.29
Forfeited	(11,000)	39.50
Restricted shares at March 31, 2009	450,000	39.33
Granted	23,000	22.48
Vested	(14,000)	42.26
Forfeited	(1,000)	42.55
Restricted shares at June 30, 2009	458,000	38.41
Granted	5,000	27.02
Vested	(18,000)	42.82
Forfeited	(1,000)	31.40
Restricted shares at September 30, 2009	444,000	38.12

Compensation expense recognized under the Restricted Stock Plan for the three months ended September 30, 2009 and 2008 was $0.9 million and $1.0 million after tax, respectively, and $2.9 million and $3.0 million after tax for the nine months ended September 30, 2009 and 2008, respectively.

Unrecognized compensation expense before tax under the Restricted Stock Plan was $6.4 million and $10.3 million at September 30, 2009 and December 31, 2008, respectively.  This amount will be recognized over the remaining vesting period of the restricted shares.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 10.  Income Tax

At September 30, 2009 and December 31, 2008, we had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

Tax years 2004 through 2008 are subject to examination by the state taxing authorities.  Tax years 2005 through 2007 are currently being examined by the Internal Revenue Service (“IRS”).  It is possible that the IRS audit may result in additional payments; however, it is too early in the process to make an estimate of the amount, if any.

Note 11.  Commitments and Contingencies

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

Note 12. Recent Accounting Guidance

Accounting guidance not yet effective:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We do not expect the adoption of this guidance to have any impact on our disclosures since we do not engage in transfers of financial assets.

In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We do not expect the adoption of this guidance to have a material impact, if any, on our consolidated financial condition or results of operations.

Accounting guidance adopted in 2009:

In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.”  This guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt this guidance in the first quarter 2009 and effective January 1, 2009.  There were no impairments previously recognized on debt securities we owned at December 31, 2008; therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive loss as a result of adopting this guidance.

In April 2009, the FASB issued guidance on “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”  Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  This guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt this guidance in the first quarter 2009 and effective January 1, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.”  This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements which is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt this guidance in the first quarter 2009 and effective January 1, 2009, and have included required disclosures in the Notes to Consolidated Financial Statements.

In May 2009, the FASB issued guidance on “Subsequent Events.”  This guidance sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for periods ending after June 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued guidance on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP.  This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  This guidance was effective for financial statements issued for periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

We also adopted the following accounting guidance in the first quarter 2009, none of which had a material effect on our consolidated financial condition or results of operations:

•                  “Business Combinations;”

•                  “Noncontrolling Interests in Consolidated Financial Statements;”

•                  “Disclosures about Derivative Instruments and Hedging Activities;” and

•                  “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items.  Statements containing words such as expect, anticipate, believe, estimate, likely or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: 1) volatility in the financial markets, including the duration of the recent crisis and effectiveness of governmental solutions; 2) economic recession; 3) competition; 4) decreased payroll levels of our customers; 5) medical cost trends; 6) regulatory restrictions on investments; 7) changes in state and federal legislation and regulation; 8) changes in interest rates causing fluctuations of investment income and fair values of investments; 9) changes in the frequency and severity of claims and catastrophes; 10) adequacy of loss reserves; 11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; 12) losses associated with any terrorist attacks that impact our workers’ compensation business for amounts not covered by our reinsurance protection; 13) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and 14) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission.

Overview

The economy significantly affects our business and over the past two years the recession has resulted in the following impacts:

1.               Payrolls for our insureds have declined which has resulted in reduced premiums.

2.               Claim counts have declined, but not necessarily at the same rate as payroll declines.

3.               Premium increases in California have been moderated to assist our customers during a weak economy.

4.               Selection of customers is more complex as certain businesses are facing unprecedented challenges in sustaining their operations.

As the economy recovers, the timing of which is uncertain, we expect that jobs will be restored, resulting in growth in payroll.  We also expect an improved economy may be conducive to stronger premium rate levels and more opportunities to write business.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Revenues.  Our revenues are comprised of the net premiums earned primarily from our workers’ compensation segment, and net investment income and net realized gains (losses) from our investments segment.

Workers’ compensation net premiums earned decreased in both the three and nine months ended September 30, 2009 compared to the corresponding periods of 2008 as a result of: 1) fewer policies in-force due to competition in relation to our risk management practices; 2) increased unemployment and declining payrolls for many insureds due to the recession; and 3) net reductions in Florida premium rates year over year, offset in part by California premium rate increases.  Our risk-reward strategy emphasizes pricing and underwriting discipline to maintain profitability rather than focusing on revenue or market share.

Workers’ compensation segment.  Underwriting loss before tax from our workers’ compensation segment in the three and nine months ended September 30, 2009 was $8.5 million and $49.4 million, respectively, compared to underwriting income before tax of $15.3 million and $81.8 million in the corresponding periods of 2008.  The decrease in underwriting results in the three and nine months ended September 30, 2009 compared to 2008 principally reflects the decline in premium revenue and no prior period loss reserve development recognized in 2009 compared to favorable development of $23.6 million and $61.8 million recognized in the three and nine months ended September 30, 2008, respectively.  Policyholders’ dividends for the nine months ended September 30, 2009 reflect an $11.1 million reduction in our estimated Florida policyholders’ dividends for prior accident years, partially offset by a $3.7 million increase in our current estimated California policyholders’ dividends.

The 2009 accident year loss ratio estimate, excluding loss adjustment expenses, is 50.6% compared to 43.0% for the full year 2008, but continues to be an excellent result in comparison to historical industry trends.  The higher expense ratio in 2009 compared to 2008 primarily reflects lower net premiums earned.

Investments segment.  Net investment income and net realized gains (losses) on investments before tax were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net investment income	$20,541	$22,873	$68,108	$68,405
Net realized gains (losses) on investments	20,645	(8,883)	26,162	(6,695)
Income before tax from investments segment	$41,186	$13,990	$94,270	$61,710

The average annual yields on the investment portfolio in the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Before tax (1)	4.3%	4.6%	4.8%	4.4%
After tax	2.8%	3.0%	3.1%	2.9%

(1)  Reflects the pre-tax equivalent yield on tax-exempt securities.

There were no other-than-temporary impairments recorded during the three months ended September 30, 2009.  Net realized gains on investments before tax for the nine months ended

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

September 30, 2009 are net of other-than-temporary impairments of $19.1 million.  Net realized losses on investments before tax for the three and nine months ended September 30, 2008 include other-than-temporary impairments of $15.3 million and $23.8 million, respectively.

The fair value of our available-for-sale investment portfolio improved from an unrealized loss before tax of $77.3 million at December 31, 2008 to an unrealized gain before tax of $55.6 million at September 30, 2009, an increase of $132.9 million, or $2.32 per share.  Our investment portfolio reflects our philosophy of diversification and high quality assets with a focus on compounding interest over time.  In the short-term, investment income and the value of our investment portfolio will be affected by historically low U.S. Government interest rates, as well as the recent narrowing of corporate spreads in relation to market expectations about the Federal Reserve Board withdrawing excess liquidity.

At September 30, 2009 and December 31, 2008, $808.7 million and $416.8 million, respectively, of the investment portfolio was in fixed maturity securities of two years or less.  This represented 39% and 21%, respectively, of our investment portfolio.

Stockholders’ equity.  Stockholders’ equity per share was $28.93, $28.11, $26.82 and $27.42 at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, respectively.  Stockholders’ equity per share before stockholders’ dividends increased by 11% from December 31, 2008 to September 30, 2009 primarily because of the increase in the fair value of our available-for-sale investment portfolio.  Annualized return on average equity in the nine months ended September 30, 2009 was 3.0% compared to 8.9% in the year ended December 31, 2008.

Results of Operations

Summary Results by Segment

The comparative components of net income for the three and nine months ended September 30, 2009 and 2008 are set forth in the following table.  These components of net income are consistent with the results of our business segments set forth in Note 8 to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net investment income	$20,541	$22,873	$68,108	$68,405
Net realized gains (losses) on investments	20,645	(8,883)	26,162	(6,695)
Income from investments segment	41,186	13,990	94,270	61,710
(Loss) income from:
Workers’ compensation segment	(8,526)	15,268	(49,366)	81,767
Reinsurance segment	87	(94)	(42)	(107)
Parent	(3,108)	(3,086)	(9,162)	(9,145)
Income before tax	29,639	26,078	35,700	134,225
Income tax expense	10,439	9,478	12,100	47,325
Net income	$19,200	$16,600	$23,600	$86,900

Workers’ Compensation Segment

Underwriting loss before tax from our workers’ compensation segment was $8.5 million and $49.4 million for the three and nine months ended September 30, 2009, respectively, compared to underwriting income before tax of $15.3 million and $81.8 million for the corresponding periods of 2008.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The key operating goal for our workers’ compensation segment is to achieve underwriting profitability and significantly out-perform the national workers’ compensation industry (“industry”).  Neither Zenith nor the industry is expected to achieve underwriting profitability in 2009.  Underwriting profitability is comprised of the loss ratio, which is a measure of how we manage risk over the long term, and the expense ratio.  In regards to our loss ratio, we expect to produce, and for a long period of time have produced, lower than average loss ratios compared to the industry.  However, because of our service strategy as a workers’ compensation specialist, our expense ratio may be higher compared to industry results.  During periods of declining premiums and policy counts such as in 2009, this high expense ratio can result in underwriting losses.  Although we are reducing costs as our business declines, we are maintaining and improving our ability to provide services to our customers and ensuring that we will be in a position to grow our business when the economy and market change.

Workers’ compensation calendar year combined ratios, along with a reconciliation to the accident year combined ratios for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Calendar Year	Favorable Prior Period Development	Accident Year	Calendar Year	Favorable (Unfavorable) Prior Period Development	Accident Year
	2009			2008
Three Months Ended September 30,
Losses and loss adjustment expenses	69.5%		69.5%	49.1%	15.5%	64.6%
Underwriting and other operating expenses	42.5		42.5	37.2		37.2
Policyholders’ dividends	(4.6)	9.6%	5.0	3.7	(1.6)	2.1
Combined ratio	107.4%	9.6%	117.0%	90.0%	13.9%	103.9%

Nine Months Ended September 30,
Losses and loss adjustment expenses	71.3%		71.3%	41.9%	13.3%	55.2%
Underwriting and other operating expenses	43.2		43.2	36.7		36.7
Policyholders’ dividends	(0.4)	3.2%	2.8	3.8	(1.6)	2.2
Combined ratio	114.1%	3.2%	117.3%	82.4%	11.7%	94.1%

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The following provides additional information related to the decrease in underwriting results and the increase in combined ratios in the three and nine months ended September 30, 2009 compared to the corresponding periods of 2008:

•                  Net premiums earned for the workers’ compensation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
California	$68,616	$85,990	$200,977	$254,508
Outside California	47,050	66,741	149,403	210,816
Total net premiums earned	$115,666	$152,731	$350,380	$465,324

Workers’ compensation net premiums earned decreased approximately 25% in both the three and nine months ended September 30, 2009 compared to the corresponding periods of 2008 as a result of: 1) our risk-reward strategy, which emphasizes pricing and underwriting discipline to maintain profitability in a highly competitive environment, resulting in approximately 15% fewer policies in-force compared to September 30, 2008; 2) increased unemployment as well as declining payrolls for many of our insureds due to the recession; and 3) net reductions in Florida premium rates year over year, offset in part by California premium rate increases.

•                  Our actuaries perform a comprehensive review of our loss reserve estimates every quarter.  For the three and nine months ended September 30, 2009, we did not recognize any development of prior accident years’ loss reserve estimates compared to $23.6 million and $61.8 million of favorable development recognized in the corresponding periods of 2008.

•                  Our accident year estimated loss ratio, excluding loss adjustment expenses, recorded in the nine months ended September 30, 2009 increased to 50.6% compared to 38.9% estimated for the 2008 accident year in the corresponding period of 2008.  Our 2008 accident year loss ratio was increased in the third and fourth quarters 2008 to 43.0% for the full year as a result of premiums declining more than claim frequency combined with increasing medical costs in California.  Our 2009 accident year loss ratio is an excellent result in comparison to historical industry trends and current industry estimates, but is higher than 2008 primarily because of reduced premiums and increasing average cost of claims.

•                  Loss adjustment expenses consist of both costs directly related to individual claims (allocated) as well as primarily our internal costs associated with servicing and settling claims (unallocated).  Allocated loss adjustment expenses generally vary in proportion to losses.  Unallocated loss adjustment expenses are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.  The overall trend of loss adjustment expenses, however, is toward lower expenses.

•                  Policy acquisition costs are generally variable to net premiums earned.  However, underwriting and other costs are also more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.

•                  We recognized a charge of $5.0 million before tax in the first quarter 2009 related to workforce and other operating cost reductions, offset by expense savings from these actions recognized in the second and third quarters 2009.  We anticipate annualized expense savings of approximately $10.0 million, or $6.5 million after tax.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

•                  At September 30, 2009, we reduced our estimated Florida policyholders’ dividends for prior accident years by $11.1 million based on our actual filing with the Florida Department of Insurance (“Florida DOI”), which was partially offset by an increase of $3.7 million in our current estimated California policyholders’ dividends.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed, or to be billed, on all unexpired policies at the date shown; and insured payroll is an indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums In-force	Policies In-force	Insured Payrolls	Premiums In-force	Policies In-force	Insured Payrolls	Premiums In-force	Policies In-force	Insured Payrolls
September 30, 2009	$273.0	16,600	$6,388.5	$200.4	14,000	$9,933.1	$473.4	30,600	$16,321.6
December 31, 2008	304.5	19,600	7,133.2	251.7	14,900	10,838.9	556.2	34,500	17,972.1
September 30, 2008	325.7	20,600	7,538.8	267.3	15,200	11,302.4	593.0	35,800	18,841.2
December 31, 2007	359.3	22,100	8,108.8	310.8	16,200	11,875.7	670.1	38,300	19,984.5

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

In California, the state in which the largest volume of our workers’ compensation premiums is earned, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends claims cost benchmarks (previously called advisory pure premium rates) to be used by companies in determining their premium rates.  The California Department of Insurance (“California DOI”) also adopts and publishes its own claims cost benchmark.  The benchmark rates cover expected loss costs, but do not contain an element to cover operating expenses or profit.  In September 2008, the WCIRB proposed a 16% increase in the January 1, 2009 claims cost benchmark and the California DOI adopted and published a claims cost benchmark increase of 5% for January 1, 2009.  In April 2009, the WCIRB proposed a 23.7% increase in the July 1, 2009 claims cost benchmark consisting of 16.9% for increased medical inflation and 5.8% for its estimates of the potential cost impacts of the two recent en banc decisions from the Workers’ Compensation Appeals Board discussed on page 35.  On July 8, 2009, the California DOI rejected the WCIRB’s recommendations and did not make any changes to its claims cost benchmark for July 1, 2009.  In August 2009, the WCIRB recommended a 22.8% increase in the January 1, 2010 claims cost benchmark.  The California DOI has not yet indicated what changes, if any, will be made to the advisory rate levels for January 1, 2010.

Notwithstanding the foregoing, we set our own California premium rates based upon our actuarial analysis of current and anticipated cost trends, including any modification to the workers’ compensation system, while maintaining our goal of achieving underwriting profits and out-performing the industry.  We reduced our premium rates from 2004 through 2007 as a result of favorable loss costs trends originating from the 2003 and 2004 legislative reforms.  Due to increasing claim costs in

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

California, we increased our manual premium rates 4% effective January 1, 2009 and increased premium rates another 4% effective July 1, 2009.  We have not yet determined the amount of the change in our California manual premium rates for January 1, 2010, but we expect it will be in the vicinity of the most recent changes.

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

NA = Not yet available

In Florida, the state in which the second largest volume of our workers’ compensation premiums is earned, premium rates for workers’ compensation insurance are set by the Florida DOI.  Manual premium rate change percentages in Florida are as follows:

Effective date of change	Manual Premium Rate Change
January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)
January 1, 2008	(18.4)
January 1, 2009	(18.6)
April 1, 2009	6.4
July 1, 2009	(6.4)
January 1, 2010	(6.8)

The April 1, 2009 Florida premium rate increase related to the fourth quarter 2008 Florida Supreme Court decision in the Emma Murray vs. Mariner Health case, which was expected to increase claimants’ attorneys’ fees on open claims.  In the second quarter 2009, the Florida Legislature restored the limits on claimants’ attorneys’ fees going forward and as a result, the Florida DOI reversed the April 1, 2009 6.4% rate increase effective July 1, 2009, including rates on in-force policies issued on or after April 1, 2009.

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

Investments Segment

Investment income and realized gains and losses are discussed in the “Investments” section below.

Parent

The parent loss reflects the holding company activities of Zenith National as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest expense	$1,284	$1,284	$3,852	$3,870
Parent expenses	1,824	1,802	5,310	5,275
Parent loss	$3,108	$3,086	$9,162	$9,145

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses (“loss reserves”) as of the balance sheet date.  Our loss reserves were as follows:

(Dollars in millions)	September 30, 2009	December 31, 2008
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,175	$1,230
Less: Receivable from reinsurers for unpaid losses	243	269
Unpaid losses and loss adjustment expenses, net of reinsurance	$932	$961
Reinsurance segment:
Unpaid losses and loss adjustment expenses, gross and net of reinsurance receivable	$40	$45
Total:
Unpaid losses and loss adjustment expenses	$1,215	$1,275
Less: Receivable from reinsurers for unpaid losses	243	269
Unpaid losses and loss adjustment expenses, net of reinsurance	$972	$1,006

Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability.  Accordingly, as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our ultimate actual losses or they may prove to exceed the ultimate amount of our actual losses.  The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.”  Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims.  Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims.  Favorable or unfavorable development of loss

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

reserves is reflected in our Consolidated Statements of Operations for the period in which the change is made.

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

At September 30, 2009 and December 31, 2008, IBNR and bulk reserves included in loss reserves, net of reinsurance recoverables, were as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Workers’ compensation segment	$197,391	$212,651
Reinsurance segment	11,496	10,276
Total IBNR & bulk reserves	$208,887	$222,927

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

The loss reserve estimates recorded in the financial statements (“carried reserves”) at September 30, 2009 and December 31, 2008 are management’s best estimate of loss reserves, and reflect the actuarial point estimate.  We believe our loss reserve estimates as of September 30, 2009 are adequate; however, we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable.

The 2009 accident year loss ratio estimate, excluding loss adjustment expenses, for the nine months ended September 30, 2009 is 50.6% compared to 43.0% for the full year 2008.  The increase in the 2009 accident year loss ratio is primarily caused by reduced premiums and increasing average cost of claims.

For the nine months ended September 30, 2009, we did not recognize any development of prior accident year loss reserves.  In comparison, for the nine months ended September 30, 2008, we recognized net favorable development of prior accident year workers’ compensation loss reserves of $61.8 million, representing 5.8% of our estimated workers’ compensation loss reserves, net of reinsurance, at December 31, 2007 and 13.3% of our workers’ compensation net premiums earned in the nine months ended September 30, 2008.

Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, recent trends and new information received, and the impact of different assumptions regarding medical cost trends on workers’ compensation loss reserve estimates.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Principal Uncertainties.  In our workers’ compensation business the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant.  The greater part of the challenge in estimating our loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year.  The principal uncertainty in our workers’ compensation loss reserve estimates at this time is the trend of increasing claim costs, particularly medical.  In estimating loss reserves, our actuaries consider medical costs by evaluating longer term trends.  During the accident years just prior to the legislative reforms (1998 - 2002), we experienced double-digit medical cost increases.  During 2003 and 2004, reforms enacted in Florida and California provided both immediate medical cost reductions and more control over future medical costs.  These reforms included reductions in the medical fee schedules, provision for medical networks and establishment of medical treatment guidelines.  Our loss estimates for these two years reflect an average 6% per year decrease in medical costs.  For the accident years following the reforms we are experiencing a return to increasing medical costs and our loss reserve estimates reflect an average 8% per year increase in medical costs for 2005 through 2009 (medical costs represent approximately 65% of total costs).  Our premium rates are established based on actuarial and business judgments regarding claim cost trends, principally medical.  During the reform years, we reduced our premium rates based on the expected decrease in claim costs combined with the other benefits of the reforms.  Due to increasing claim costs including medical, we increased our California premium rates 4% effective January 1, 2009 and an additional 4% effective July 1, 2009.  Additional uncertainties considered in estimating ultimate loss costs include the ultimate number of expensive claims and the length of time required to settle long-term, expensive claims.  Expensive claims are those involving permanent partial disability (“PPD”) of an injured worker and are paid over several years.  The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability and life expectancy.  Prior to the reforms, these expensive claims were approximately 20% of all claims in California, but contributed 90% of the total costs.  In the years immediately following the reforms, these claims were reduced to about 14% of all claims; however, in recent accident years we are experiencing modest annual increases in the proportion of expensive claims to total claims.

Actuarial Estimation Process.  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation.  Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, Bornhuetter-Ferguson indications and claim count methods.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open.  For accident year 2009, our actuarial estimate is based upon an average of the Bornhuetter-Ferguson method and the claim count method.

Role of Management.  Management reviews the actuarial point estimate each quarter, as well as all relevant information regarding medical cost trends, claim payment trends and our settlement practices, and any judicial and administrative court decisions and legislative changes.  Management has established a loss reserve estimate in the financial statements that reflects the actuarial point estimate as its best estimate for loss reserves at September 30, 2009 and December 31, 2008.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Recent Trends and New Information.  The recent trends and the new information received during the third quarter 2009 are discussed below.

We believe it is appropriate to provide a comparison of our California results to the California industry results because the amount of business we write is meaningful in relation to the California workers’ compensation industry and we earn approximately 60% of our premiums from our California business.  During the third quarter, the WCIRB made available its current estimate of California workers’ compensation loss experience based on data through June 30, 2009 as follows:

•                  An ultimate loss ratio of 70% for accident year 2008 and 56% for accident year 2007.  These ratios compare to our ultimate California loss ratios of 46% and 38%, respectively, for those same years.  We have an estimated ultimate California loss ratio for 2009 of 51%.  The comparisons for the 2008 and 2007 accident years show that we continue to have loss ratios substantially below the California industry averages, demonstrating our continued focus on managing risk and reflecting consistency with our long-term record of producing lower than average loss ratios compared to the industry.  However, because of our service strategy as a workers’ compensation specialist, our expense ratio may be higher compared to industry results.  During periods of declining premium and policy counts, such as in 2009, this high expense ratio can result in underwriting losses.

•                  Indemnity claim frequency for accident year 2008 is 5 percentage points lower than accident year 2007.

•                  The average cost of a 2008 indemnity claim reflects a 12% increase in severity, representing the third consecutive year of double-digit severity increases after sharp severity declines in 2003, 2004 and 2005.

•                  The amount by which the California workers’ compensation industry’s reported loss reserves are redundant for all accident years was $5 billion.  We do not believe that the WCIRB’s estimate of reserve redundancy is representative of our situation, and therefore we do not believe this information should be used to estimate redundancies in our loss reserves.

We believe there are three key reasons that we have historically produced lower than average loss ratios than the workers’ compensation industry:

1.    Our key operating goal is to achieve underwriting profits.

2.    We specialize in workers’ compensation and service all material aspects of our policy obligations with our own employees.  We have our own underwriters, actuaries, safety engineers, payroll auditors, claims managers, physician medical directors, case management nurses, and claims lawyers.  Many of our competitors outsource some or all of these functions.

3.    We manage our business with a focus on risk versus reward.  Our field offices have no premium or growth targets.  Our underwriters only write business that is priced with a reasonable expectation of producing a profitable underwriting result.

In August 2009, the WCIRB recommended a 22.8% increase in the pure premium rate level (or claims cost benchmark) effective January 1, 2010.  The California DOI has not yet indicated what changes, if any, will be made to the advisory rate levels for January 1, 2010.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

In April 2009, the WCIRB recommended a 23.7% increase in the pure premium rate level effective July 1, 2009, consisting of 16.9% for increased medical inflation and 5.8% for its estimates of the potential cost impacts of the recent en banc decisions discussed below.  On July 8, 2009, the California DOI rejected the WCIRB’s recommendations and did not make any changes to claims cost benchmark for July 1, 2009.  In this regard, the California DOI suggested certain changes to reduce medical costs, but these recommendations have no legal impact, as is the case with their opinion on rates.

In September 2009, the California Workers’ Compensation Board (“WCAB”) issued two significant en banc decisions, revising its earlier decisions, relating to use of the American Medical Association Guide (“AMA Guide”) to determine permanent disability and the method for determining an injured worker’s diminished future earnings capacity (“DFEC”).  The original WCAB decision in Almaraz v. Environmental Recovery Services/Guzman v. Milpitas Unified School District (“Almaraz/Guzman”) rendered the AMA Guide portion of the 2005 permanent disability (“PD”) rating schedule rebuttable if the permanent disability award could be shown to be inequitable and not commensurate with the injured worker’s disability, and would have allowed workers’ compensation judges to make an impairment determination taking into account medical opinions that are not based on, or are only partially based on, the AMA Guide.  The revised decision in Almaraz/Guzman limits the physician from deviating from the AMA Guide in determining a PD rating.  A physician can deviate from the scheduled rating only if his opinion for the deviation constitutes “substantial evidence,” and the rating must be derived based solely on the four corners of the AMA Guide.  The WCAB’s original decision in Ogilvie v. City and County of San Francisco (“Ogilvie”) rendered the DFEC portion of the 2005 permanent disability rating schedule rebuttable.  The revised Ogilvie decision does not substantially change the initial decision, but provides some examples of how this decision could be applied.  These decisions could affect both the number and amount of PD payments, including those on open claims.  We do not know how these decisions will affect our loss costs trends or our reserves, if at all, and we expect legal challenges to continue.  We will continue to monitor these decisions and their impact on our results.

Impact of Different Medical Cost Trend Assumptions.  As previously discussed, assumptions regarding medical cost trends are used in estimating ultimate losses.  Our loss estimates for the 2003 and 2004 accident years reflect an average 6% per year decrease in medical costs, and for the 2005-2009 accident years reflect an average 8% per year increase in medical costs.  If the average annual medical cost trend for each of the accident years 2003-2009 were all increased or all decreased by one, two and three percentage points in each year, our loss reserve estimates at September 30, 2009 would change by approximately $25 million, $45 million and $70 million, respectively.

We believe our loss reserve estimates are adequate.  However, the ultimate losses will not be known with any certainty for several years.  We assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.  Additionally, the impact, if any, of the recession on our claim costs is not yet known.  We will continue to evaluate our estimate of loss reserves every quarter to reflect the most current data and judgments.

Investments

We invest the net cash flow from our operations and from our capital primarily in fixed maturity securities. These investments provide a stable source of income over the long run, although, in the short run, changes in interest rates impact the amount of investment income we earn.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Refer to Exhibit 99.1 to this report for a listing of our available-for-sale investment portfolio as of September 30, 2009 including the securities’ identification numbers assigned in accordance with the Committee on Uniform Securities Identification Procedures (“CUSIP”).

Other investments are comprised of interests in limited partnerships and limited liability companies (“LLC”) with an aggregate carrying value of $62.1 million and a net asset value of $69.7 million at September 30, 2009.  The $7.6 million difference between the carrying value and the net asset value is not recognized in either our investment values or our equity at September 30, 2009 because our share of capital in certain investments is less than 5%, and such investments are recorded at cost.  We have additional commitments to our existing investments in limited partnerships and LLCs of $12.4 million as of September 30, 2009.

As of September 30, 2009 and December 31, 2008, we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures.  We do not engage in securities lending.

The average maturity of the fixed maturity portfolio, including short-term investments, was approximately 2.8 years at September 30, 2009 compared to 4.5 years at December 31, 2008.  The duration of the fixed maturity portfolio, including short-term investments, was 2.4 years at September 30, 2009 compared to 3.5 years at December 31, 2008.

Our internal investments department actively manages our investment portfolio to preserve principal values whenever possible.  We do not rely on external portfolio managers.  We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates, and changes in the credit quality and liquidity of the companies in which we have invested or changes in general economic and market conditions.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

At September 30, 2009, all of our investments in fixed maturity and equity securities and short-term investments were classified as available-for-sale with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax.  Fair values of our available-for-sale investment portfolio at September 30, 2009 improved by approximately $132.9 million before tax, compared to December 31, 2008, which resulted in an increase to stockholders’ equity of $86.4 million, after tax, or $2.32 per share.  The net unrealized gains (losses) on available-for-sale investments reported as a separate component of stockholders’ equity were as follows:

	Fixed Maturity Securities, Including Short-term Investments		Equity Securities		Total
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
September 30, 2009	$51,428	$33,429	$4,189	$2,723	$55,617	$36,152
December 31, 2008	(72,141)	(46,893)	(5,146)	(3,345)	(77,287)	(50,238)

We diversify our fixed maturity portfolio across a number of industries.  The table below sets forth the amortized cost and fair value of fixed maturity securities, including short-term investments, by industry at September 30, 2009:

(Dollars in thousands)	Amortized Cost		Fair Value
U.S. Treasury	$413,023	22%	$413,143	21%
Insurance	225,931	12	227,740	12
Financial institutions	209,527	11	214,975	11
Municipal bonds	118,188	6	124,576	6
Food and beverage	108,515	6	112,903	6
Petroleum and natural gas	91,977	5	96,527	5
Utilities	89,170	5	93,592	5
Machinery	57,848	3	61,506	3
Pharmaceuticals	55,421	3	58,788	3
Communications	55,209	3	58,119	3
Personal goods	53,310	3	55,138	3
Hotels and casinos	44,481	2	45,532	2
Homebuilding	23,500	1	23,693	1
Entertainment	21,811	1	23,459	1
Chemicals	20,776	1	21,120	1
Other (1)	318,151	16	327,455	17
Total	$1,906,838	100%	$1,958,266	100%

(1) Represents industries comprising less than 1% of our fixed maturity portfolio.

Approximately 90% of our consolidated fixed maturity portfolio, including short-term investments, was rated investment grade at September 30, 2009.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The following table presents the amortized cost and fair value of our corporate bond and short-term investment portfolio by credit rating categories as of September 30, 2009:

(Dollars in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value

AAA (1)	$464,795	$466,279	27%
AA	188,805	192,419	11
A	510,191	537,165	31
BBB	350,836	363,641	21
Non-investment grade (2)	180,460	180,523	10
Total	$1,695,087	$1,740,027	100%

(1)          Includes highly liquid cash management funds and short-term certificates of deposit that were rated internally.

(2)          Based on ratings by the National Association of Insurance Commissioners, Inc. (“NAIC”).

The following table presents the average credit rating, amortized cost and fair value of our municipal bond portfolio at September 30, 2009:

(Dollars in thousands)	Average Credit Rating	Amortized Cost	Fair Value
Insured by bond insurers (1)	AA- to AA	$59,764	$62,526
Pre-refunded (2)	AA	27,521	29,166
Uninsured	AA+	30,903	32,884
Total	AA	$118,188	$124,576

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

To validate that the values obtained from the independent pricing service are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including, but not limited to a review of approximately 20 valuations obtained from our pricing service each quarter. The securities selected for testing are based on values that vary significantly from the previous week’s values, or where values vary significantly from actual trade information or other observable market information.  When variances occur that cannot be explained internally, we challenge the prices with our independent pricing service.  The pricing service responds to all challenges with either an affirmation or a change in their price.  We review and validate the basis for any affirmation in values.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

To validate the methodology and observable market inputs used by our pricing service, we perform various quantitative and qualitative procedures, including but not limited to: 1) a quarterly written confirmation from the independent pricing service regarding changes, if any, to its underlying valuation methodologies, and 2) a semi-annual analysis of the inputs and recalculation and comparison to the outputs of the valuation models used by the independent pricing service for a minimum of ten securities selected to provide an adequate representation from each of our investment categories for each analysis period.

Based on the validation procedures noted above, we did not identify any material discrepancies between our values and those provided by the independent pricing service, and we did not adjust the prices provided by our independent pricing services as of September 30, 2009.

We use mid-market quotes from well recognized market information sources as the basis for the fair value of highly liquid U.S. Government securities (includes U.S. Government Treasury Notes and Bills).  We also use market information sources and unadjusted non-binding quotes from broker-dealers to determine the fair value of a small number of our securities that are not priced by our independent pricing service.  As of September 30, 2009, we had two fixed income securities with fair values totaling $18.7 million based on non-binding quotes obtained from broker-dealers.  To validate that the values obtained from the broker-dealers are reasonable estimates of fair value, we confirm that the non-binding quotes are based on proprietary models that use observable market inputs and trade information for similar securities.  The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  For over seventeen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary, in addition to issuer specific events.  Our adoption of the guidance on “Recognition and Presentation of Other-Than-Temporary Impairments” effective January 1, 2009, amends the determination of other-than-temporary impairments for debt securities, but not for equity securities.  For debt securities, the amount of an other-than-temporary impairment related to a credit loss or an impairment on a security we have the intent, at the balance sheet date, to sell before recovery of our cost is recognized in earnings and reflected as a reduction in the cost basis of the security.  The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of an other-than-temporary impairment due to the extent and duration that fair value is below cost, in addition to issuer specific events, is recognized in earnings and reflected as a reduction in the cost basis of the security.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

At September 30, 2009, gross unrealized gains and losses in our investment portfolio were as follows:

	Unrealized
(Dollars in thousands)	Gains	(Losses)
Fixed maturity securities, including short-term investments	$60,964	$(9,536)
Equity securities	4,233	(44)
Total unrealized gains (losses)	$65,197	$(9,580)
Percent of total investment portfolio	3.2%	0.5%

The table below sets forth information about securities with unrealized losses at September 30, 2009:

(Dollars in thousands)	Fixed Maturity Securities, Including Short-term Investments (1)	Equity Securities	Total
Securities with unrealized losses less than 20% of cost:
Number of issues	35	1	36
Fair value	$215,875	$302	$216,177
Unrealized losses	(9,536)	(44)	(9,580)
Securities with unrealized losses greater than 20% of cost for a continuous period of less than six months:
Number of issues
Fair value
Unrealized losses
Securities with unrealized losses greater than 20% of cost for a continuous period of six months or more:
Number of issues
Fair value
Unrealized losses
Total:
Number of issues	35	1	36
Fair value	$215,875	$302	$216,177
Unrealized losses	(9,536)	(44)	(9,580)

(1)          For fixed maturity securities, cost represents amortized cost.

We believe that our unrealized losses at September 30, 2009 are not other-than-temporary impairments based on our current understanding of the issuers of these securities.  As of September 30, 2009, we have not made a decision to sell any securities with unrealized losses and we have adequate liquidity and will not be required to sell these securities before recovery of their cost basis.

The scheduled maturity dates for fixed maturity securities, including short-term investments, with unrealized losses at September 30, 2009 are shown below.  Actual repayments may differ from those scheduled as a result of prepayments by the issuers.

(Dollars in thousands)	Unrealized Losses	Fair Value
Due in 1 year or less	$(435)	$41,575
Due after 1 year through 5 years	(5,158)	90,777
Due after 5 years through 10 years	(2,966)	73,494
Due after 10 years	(977)	10,029
Total	$(9,536)	$215,875

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The following is a summary of losses realized on the sale of securities, excluding short-term investments, for the three and nine months ended September 30, 2009 and 2008, reflecting the period of time that the security had been continuously in an unrealized loss position preceding the sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities:
Realized losses on sales	$(1,479)	$(704)	$(3,908)	$(6,249)
Fair value at the date of sale	37,778	143,313	156,400	289,289
Number of securities sold	11	7	32	22
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(51)	$(261)	$(251)	$(975)
3-6 months	(26)		(551)
6-12 months		(241)	(828)	(1,949)
Greater than 12 months	(1,402)	(202)	(2,278)	(3,325)
Equity securities:
Realized losses on sales	$(758)	$(353)	$(779)	$(2,448)
Fair value at the date of sale	18,217	3,705	19,697	29,643
Number of securities sold	10	2	11	18
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(51)	$(286)	$(72)	$(1,601)
3-6 months		(67)		(426)
6-12 months	(233)		(233)
Greater than 12 months	(474)		(474)	(421)

Sales of investments at a loss result from ongoing portfolio management, and may reflect our response to changes in interest rates, changes in our view of the prospects for an issuer or its industry, or changes in our views about appropriate asset concentrations and allocation.  At the time we sold these investments at a loss, the sales were not related to any liquidity needs. At September 30, 2009, those securities which we were holding in our portfolio with an unrealized loss were compatible with our view of appropriate asset allocation and issuer prospects. Any future changes in those assumptions could result in sales at a loss or impairment write-downs of securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested prior to their disbursements for claims, and investment income provides additional cash receipts.  At September 30, 2009 and December 31, 2008, short-term investments and fixed maturity securities maturing within two years in the insurance subsidiaries were $748.0 million and $333.2 million, respectively.  We expect to pay our obligations as they become due from our liquid assets.

The following is a summary of our net cash provided by operating activities in the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Net cash flow from workers’ compensation operations	$(69,130)	$14,577
Net cash flow from reinsurance operations	(5,293)	(11,180)
Investment income received	70,228	64,191
Interest and other expenses paid by parent	(10,665)	(10,011)
Income taxes refunded (paid)	18,200	(56,694)
Net cash provided by operating activities	$3,340	$883

Net cash flows from our workers’ compensation and reinsurance operations are non-GAAP financial measures that represent the following on a pre-tax basis: premiums collected less losses, loss adjustment expenses, underwriting and other operating expenses paid.  The net cash flows from the insurance operations, in addition to investment income received, interest and other expenses paid by our parent company, and income taxes refunded or paid are included in net cash provided by operating activities, the most comparable GAAP financial measure.

Net cash flow from workers’ compensation operations in 2009 decreased as compared to 2008 primarily due to lower workers’ compensation premiums.  In periods in which net cash flow from operating activities is negative, such cash flow is offset by cash flow from investing activities, principally from short-term investments and maturities of longer-term investments.  We maintain a portfolio of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate liquidity.

Our insurance subsidiaries are required to have securities on deposit for the protection of injured workers in accordance with various state laws and regulations, primarily in California, our state of domicile.  At September 30, 2009, investments with a fair value of $1.0 billion were on deposit to comply with such laws and regulations.  In addition, California laws and regulations place various restrictions on the types and amounts of investments that may be made by our insurance subsidiaries.

Zenith National requires cash to pay dividends declared to our stockholders, make interest and principal payments on our outstanding debt due 2028, fund operating expenses and, from time to time, make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments of Zenith National were $63.0 million and $82.4 million at September 30, 2009 and December 31, 2008, respectively.   Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its short-term and long-term liquidity requirements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Zenith National has an undrawn $30 million revolving credit agreement with Bank of America, N. A. expiring in February 2010.  We do not currently anticipate the need to draw on the line of credit.

Our insurance subsidiaries are subject to insurance regulations, which restrict their ability to distribute dividends.  In 2009, Zenith Insurance has the ability to pay up to $111.5 million of dividends to Zenith National without prior approval of the California DOI.  Zenith Insurance paid $45.0 million and $30.0 million in dividends to Zenith National in the nine months ended September 30, 2009 and 2008, respectively.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies.  Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, investment write-downs and deferred income taxes are particularly important to an understanding of our Consolidated Financial Statements.  These matters are discussed under “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.  Effective January 1, 2009, we adopted the guidance on “Recognition and Presentation of Other-Than-Temporary Impairments” related to recognizing credit related other-than-temporary impairments on debt securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity securities to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit and liquidity conditions, tax policy, changes in interest rates and other factors.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer.  At September 30, 2009, we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures.

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

	Expected Maturity Date
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
As of September 30, 2009
Fixed Maturity Securities:
Fixed rate	$19,729	$150,539	$225,250	$302,776	$381,289	$399,331	$1,478,914
Weighted average interest rate	4.2%	2.4%	2.3%	3.7%	3.8%	5.7%	3.9%
Short-term investments	$439,377	$39,975					$479,352
Redeemable securities payable		5,002	$5,002	$5,002	$5,002	$133,525	153,533

As of December 31, 2008
Fixed Maturity Securities:
Fixed rate	$83,553	$91,530	$299,753	$277,147	$307,015	$559,021	$1,618,019
Weighted average interest rate	3.4%	6.6%	4.9%	6.3%	5.6%	7.6%	6.2%
Short-term investments	$241,715						$241,715
Redeemable securities payable	5,002	$5,002	$5,002	$5,002	$5,002	$133,525	158,535

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

Part II — OTHER INFORMATION

Item 6.  Exhibits

3.1

Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated by reference to Exhibit 3.1 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

3.2	Bylaws of Zenith National Insurance Corp. (Incorporated by reference to Exhibit 3.2 to Zenith’s Current Report on Form 8-K filed May 19, 2009.)

10.1	Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Employees (performance-based vesting), a copy of which is filed herewith.

10.2	Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Employees (time-based vesting), a copy of which is filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which certification is filed herewith.

99.1	Available-for-sale investment portfolio as of September 30, 2009, a copy of which is filed herewith.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZENITH NATIONAL INSURANCE CORP.

October 20, 2009	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

October 20, 2009	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Index

10.1	Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Employees (performance-based vesting), a copy of which is filed herewith.

10.2	Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Employees (time-based vesting), a copy of which is filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which certification is filed herewith.

99.1	Available-for-sale investment portfolio as of September 30, 2009.

The complete list of all exhibits filed or furnished with this quarterly report on Form 10-Q, including those incorporated by reference, are set forth in Item 6 of this Form 10-Q.