Form 10-K
period 2009-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2010-02-10
CIK 109261

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 Commission file number 1-9627
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   X     No

        Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes          No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes         No    X

        The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was $794,234,000 (based on the closing price for such common equity reported by the New York Stock Exchange for June 30, 2009, the last business day of the registrant's most recently completed second quarter).

        At January 31, 2010, there were 37,880,463 shares of Zenith National Insurance Corp. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)  Portions of the Proxy Statement in connection with the 2010 Annual Meeting of Stockholders — Part III.

Zenith National Insurance Corp. and Subsidiaries

PART I

Item 1. BUSINESS

General

       Zenith National Insurance Corp. ("Zenith National"), a Delaware corporation incorporated in 1971, is a holding company engaged, through its wholly-owned subsidiaries, Zenith Insurance Company ("Zenith Insurance") and ZNAT Insurance Company ("ZNAT Insurance"), in the workers' compensation insurance business, nationally. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," "Company" or similar terms refer to Zenith National together with its subsidiaries.

       Our insurance subsidiaries have been assigned a financial strength rating of A (Excellent) by A.M. Best Company ("A.M. Best"), A- (Strong) by Standard & Poor's Rating Services, A3 (Good) by Moody's Investors Service and A (Strong) by Fitch Ratings.

       At December 31, 2009, Zenith had approximately 1,400 full-time employees. Our principal executive offices are located at 21255 Califa Street, Woodland Hills, California 91367-5021, telephone (818) 713-1000.

       Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, Proxy Statement for our Annual Meeting of Stockholders and Annual Report to Stockholders are made available free of charge on our website at www.thezenith.com as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission. Also available on our website are the following corporate governance materials: Code of Business Conduct; Code of Ethics for Senior Financial Officers (which applies to Zenith's Chief Executive Officer, Chief Financial Officer and Senior Vice President of Finance); Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Healthcare Committee. In addition, amendments to, or waivers of, the Code of Ethics for Senior Financial Officers will be posted to our website or contained in a Form 8-K filed within four business days after any such amendment or waiver. Any of the foregoing material may also be obtained free of charge by written request to: Corporate Secretary, Zenith National Insurance Corp., 21255 Califa Street, Woodland Hills, CA 91367-5021.

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
Experience modification factor	A policy premium factor reflecting the insured employer's historical loss experience.
Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
GAAP	Accounting principles generally accepted in the United States of America.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to the insurer or reinsurer.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss ratio	Net losses incurred expressed as a percentage of net premiums earned.
Losses and loss adjustment expense ratio	The sum of net losses and loss adjustment expenses incurred, expressed as a percentage of net premiums earned.
Loss reserves	The balance sheet liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.
Net premiums earned	The portion of net premiums written applicable to the expired portion of time for which insurance was in-force during the calendar period and is recognized as revenue.

Net premiums written	The amount of premiums we have billed to our policyholders in the applicable period less reinsurance premium ceded.
Policyholders' dividends	Payments to policyholders on a type of policy upon which the policyholder may receive a payment after policy expiration depending upon the loss experience.
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
Statutory accounting practices
Accounting practices promulgated by the National Association of Insurance Commissioners ("NAIC") and prescribed or permitted by the states' departments of insurance. In general, statutory accounting practices address policyholders' protection and solvency and are more conservative than GAAP in presentation of earnings, surplus and assets.
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

Description of the Business

       We are in the business of managing insurance and investment risk. Our main business activity is the workers' compensation insurance business. The key operating goal for our workers' compensation segment is to achieve underwriting profitability and significantly outperform the national workers' compensation insurance industry. In addition, we invest the net cash flow from our operations and our capital principally in fixed maturity securities. These investments provide a stable source of income over the long run, although in the short term, changes in interest rates and our current investment strategies impact the amount of investment income we earn and the market value of our portfolio. We measure our performance by our ability to increase stockholders' equity, plus dividends to stockholders, over the long term.

       Our business is comprised of the following segments: workers' compensation, reinsurance and investments. In September 2005, we exited the assumed reinsurance business; however, we will be paying our assumed reinsurance claims for several years. The results of the reinsurance segment will continue to be included in the results of continuing operations. Net earned premiums, segment results and the combined ratios of our workers' compensation and reinsurance segments and results of our investments segment, as well as the losses from the parent for each of the three years ended December 31, 2009, are set forth in Note 15 — "Segment Information" of our Consolidated Financial Statements.

  Workers' Compensation Segment

       In the workers' compensation segment, we provide insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment. Our workers' compensation policies are issued to employers who also pay the premiums. The policies provide payments for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses for covered employees with work-related injuries or illnesses. The benefits payable and the duration of such benefits are set by statute, and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

       Our long-term underwriting and pricing strategy in the national workers' compensation industry is to deliver quality services based on adequate premium rates for the exposure. We continually analyze data and use our best judgment about loss cost trends, particularly medical costs, to set adequate premium rates and loss reserves. During periods of intense competition or other adverse industry conditions, our exposure base as measured by insured payroll may decrease as employers buy coverage elsewhere because we adhere to a long-standing operating principle that we will not compromise the adequacy of our premium rates in order to achieve revenue or market share objectives. Our value proposition is that our services, over the long run, provide employers the opportunity to reduce their experience modification factor and their long-term workers' compensation costs.

       We write workers' compensation insurance in 45 states and have eight office locations in California, three in Florida, two in Illinois, and offices in each of Texas, Pennsylvania, North Carolina and Alabama. Our primary office locations consist of teams of Zenith employees providing the following services to our insureds:

•
Safety and health professionals with specialized industry knowledge, including specialists in ergonomics as well as industrial hygiene. These professionals focus on workplace safety, accident and illness prevention and safety awareness training.

•
Claims professionals who work closely with skilled occupational nurses, physicians who are recognized experts in occupational medicine, and in-house workers' compensation lawyers. These teams of claims and medical professionals are focused on obtaining quality medical care for the injured worker and enabling the injured worker to return-to-work as quickly as possible. They also pursue resolution of disputed claims.

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

       Our specialist strategy is focused on providing quality services to our insureds and claimants, generating underwriting profits and delivering an above average return to our stockholders over time. This strategy has resulted in a long-term record of significantly outperforming the industry. The following table compares our California workers' compensation accident year loss ratios to the accident year loss ratios estimated by the Workers' Compensation Insurance Rating Bureau ("WCIRB") for the California workers' compensation industry for more than 30 years:

California Accident Year Loss Ratios Estimated as of December 31, 2009
Accident Year	Zenith	WCIRB
1978	44%	55%
1979	43	58
1980	45	57
1981	52	60
1982	54	66
1983	57	75
1984	63	83
1985	60	84
1986	52	76
1987	48	69
1988	44	67
1989	49	70
1990	58	81
1991	58	85
1992	49	70
1993	39	56
1994	49	64
1995	70	91
1996	69	101
1997	77	115
1998	85	131
1999	95	141
2000	86	127
2001	77	107
2002	59	83
2003	36	52
2004	23	33
2005	23	30
2006	31	41
2007	38	57
2008	45	70
2009	51

       We have a shorter history in writing business outside of California, but our specialist strategy has delivered similar results. The following table compares our non-California workers' compensation accident year loss ratios to the accident year loss ratios estimated by the National Council on Compensation Insurance, Inc. ("NCCI"), for the workers' compensation industry for the past eight years:

Non-California Accident Year Loss Ratios Estimated as of December 31, 2009
Accident Year	Zenith	NCCI
2002	50%	70%
2003	39	64
2004	36	61
2005	33	59
2006	33	58
2007	38	61
2008	41	65
2009	50

       We believe there are three key reasons that we have historically produced lower than average loss ratios than the workers' compensation industry:

  1.
  Our key operating goal is to achieve underwriting profits.

  2.
  We specialize in workers' compensation and service all material aspects of our policy obligations with our own employees. We have our own underwriters, actuaries, safety engineers, payroll auditors, claims managers, physician medical directors, case management nurses, and claims lawyers. Many of our competitors outsource some or all of these functions.

  3.
  We manage our business with a focus on risk versus reward and we use actuarial data to determine adequate premium rates, except in Florida where the regulators set the rates. Our field offices have no premium or growth targets. We receive business from a limited number of agents who understand our risk management practices.

       Our business is concentrated in California and Florida, which makes the results of our operations dependent on trends that are characteristic to these states as compared to national trends. For example, state legislation, local competition, economic and employment trends, climate and environmental changes and workers' compensation medical costs trends in such states can be material to our results.

       In California, workers' compensation reform legislation was enacted in 2003 and 2004 with the principal objectives of lowering the trend of increasing costs and improving fairness in the system. In Florida, legislation was enacted effective in 2003, which provided changes to the workers' compensation system. See "Workers' Compensation Reform Legislation" on page 10.

       Net premiums earned for California, Florida and other states, were as follows:

	Year Ended December 31,
(Dollars in thousands)	2009		2008		2007

California	$268,891	58.1%	$332,196	54.8%	$407,105	55.1%
Florida	96,632	20.9	152,321	25.1	192,889	26.1
Other	97,495	21.0	121,767	20.1	138,202	18.8

Net premiums earned	$463,018	100.0%	$606,284	100.0%	$738,196	100.0%

       Generally, premiums for all of our workers' compensation insurance policies are a function of: 1) the applicable premium rate; 2) the amount of the insured employer's payroll; and 3) if applicable, a factor reflecting the insured employer's historical loss experience (the "experience modification factor"). Premium rates vary according to the nature of the employee's duties and the business of the employer; for example, in California there are approximately 500 different classes into which employees are grouped for rating purposes. The policy premium is computed by applying the applicable premium rate to each class of the employer's payroll after it has been appropriately classified. Total policy premium is determined after applying the experience modification factor and a further adjustment, known as a schedule rating adjustment, which may be made, in certain circumstances, to increase (debit) or decrease (credit) the policy premium. Schedule rating adjustments are made at the discretion of the underwriter based on the individual risk characteristics of the employer and subject to maximum amounts as established in our premium rate filings. A deposit premium is paid at the beginning of the policy period, periodic installments are paid during the policy period and the final amount of the premium is generally determined at the end of the policy period after the policyholder's payroll records are audited.

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

       Our premium rates for workers' compensation are determined by our actuaries for each state in which we do business, except in those states where premium rates for workers' compensation insurance are set by state regulators, primarily Florida. In California, the state in which the largest amount of our workers' compensation premiums are earned, the WCIRB recommends claims cost benchmarks to be used by companies in determining their premium rates. The California Department of Insurance ("California DOI") also adopts and publishes its own claims cost benchmark. The benchmark rates cover expected loss costs, but do not contain an element to cover operating expenses or profit. The WCIRB recommended a 22.8% increase in the January 1, 2010 claims cost benchmark; however, the California DOI did not change its cost benchmark for January 1, 2010. Notwithstanding the foregoing, we are not required to use these California benchmark rates. We set our own California premium rates based upon actuarial analysis of current and anticipated cost trends including any modifications to the workers' compensation system, while maintaining our goal of achieving underwriting profits and outperforming the industry.

       We reduced our premium rates from 2004 through 2007 as a result of favorable loss cost trends originating from the 2003 and 2004 legislative reforms in a manner that we believe dealt prudently with the uncertainty about the long-term outcome of loss cost trends for the accident years most affected by the reforms. Due to increasing medical costs in California, we increased our premium rates 4% effective January 1, 2009, 4% effective July 1, 2009 and an additional 2.7% effective January 1, 2010. Due to the weak economy, we have moderated the increase in premium for our California customers.

In some cases, experience modifications for renewing customers may increase which, in combination with an increase in premium rates, causes a substantial premium increase, even with no change in payroll. In 2009, we instituted limits on the overall premium increases in such cases, which saved our California policyholders $11.4 million. Effective January 1, 2010, we are limiting premium increases for renewal customers to 25%, except due to a growth in payrolls.

       These premium rates do not necessarily indicate the rates charged to our policyholders because employers' experience modification factors are subject to revision annually and our underwriters are given authority to increase (debit) or decrease (credit) rates based upon individual risk characteristics. The following table sets forth the premium rate change percentages in California, as well as the changes in the average rate charged on renewal business for each period. The change in the average renewal rate takes into consideration changes in premium rates, as well as the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Policy Renewal Date	Rate Change	Average Renewal Charged Rate Change

January 1, 2004 — December 31, 2004	(10.0)%	(15.0)%
January 1, 2005 — December 31, 2005	(13.4)	(17.0)
January 1, 2006 — December 31, 2006	(17.4)	(26.0)
January 1, 2007 — December 31, 2007	(4.4)	(12.0)
January 1, 2008 — December 31, 2008	0.0	(6.0)
January 1, 2009 — December 31, 2009	8.2	2.0
January 1, 2010	2.7	NA

NA
=Not yet available.

       In Florida, the state in which the second largest amount of our workers' compensation premiums is earned, premium rates for workers' compensation insurance are set by the Florida Department of Insurance. Premium rate change percentages in Florida were as follows:

Effective date of change	Rate Change

January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)
January 1, 2008	(18.4)
January 1, 2009	(18.6)
April 1, 2009	6.4
July 1, 2009	(6.4)
January 1, 2010	(6.8)

       In certain circumstances, a policyholder may be eligible for a return of a portion of the premium based on favorable loss experience during the policy term, by way of a dividend, calculated and paid after the policy has expired. In addition, Florida statutes require payment of dividends to policyholders pursuant to a formula based on underwriting results. An estimated provision for workers' compensation policyholders' dividends is accrued as the related premiums are earned. Alternatively, the policyholder's premium may be adjusted after expiration using a retrospective-rating formula based on losses sustained under the policy. Such retrospective adjustments can result in additional premium due from the policyholder if loss experience is worse than expected or a premium refund if loss experience is better than expected. Although we offer these types of loss-sensitive policies and have written a small number of them, we generally have written policies with a guaranteed cost based on premium rates, insured employer's payrolls and experience modification factors.

  Workers' Compensation Reform Legislation

       In California, workers' compensation reform legislation was enacted in 2003 and 2004 with the principal objectives of lowering the trend of increasing costs and improving fairness in the system. The principal changes in the legislation of 2003 included: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor or physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician; and 6) a presumption of correctness is to be afforded to the evidence-based medical utilization guidelines developed by the American College of Occupational and Environmental Medicine.

       The principal changes in the legislation of 2004 included: 1) employers and insurers were authorized, beginning in 2005, to establish networks of medical providers within which injured workers are required to be treated; 2) within one working day of filing a claim form, a claimant must be afforded necessary treatment for up to $10,000 in medical fees (however, employers and insurers still have up to 90 days to investigate the compensability of a claim); 3) a methodology for apportioning disabilities between covered, work-related and prior causes was created such that employers are only liable for the portion of permanent disability that accrues from a covered, work-related injury; 4) Temporary Disability ("TD") benefits are not to exceed 104 weeks within 2 years of the first TD payment, but cases with certain specified injuries will be allowed up to 240 weeks of TD benefits within 5 years of the date of injury; 5) Permanent Disability ("PD") ratings are based on a new, objective disability rating schedule effective January 1, 2005 (and for some injuries prior to January 1, 2005) as well as upon the injured workers' diminished future earnings capacity ("DFEC"), rather than their ability to compete in the open labor market (PD benefits were revised to make available higher benefits to more severely injured workers and lower benefits to less severely injured workers); 6) incentives were created to encourage employers to offer return-to-work programs; and 7) new medical-legal processes for resolving disputed medical issues were created.

       During 2007, the California Legislature extended the time period for which the 104 weeks of temporary disability payments may be taken. This change did not materially impact our workers' compensation business.

       In September 2009, the California Workers' Compensation Appeals Board ("WCAB") issued two significant en banc decisions, revising its earlier decisions, relating to use of the American Medical Association Guide ("AMA Guide") to determine permanent disability and the method for determining an injured worker's DFEC. The original WCAB decision in Almaraz v. Environmental Recovery Services/Guzman v. Milpitas Unified School District ("Almaraz/Guzman") rendered the AMA Guide portion of the 2005 permanent disability ("PD") rating schedule rebuttable if the permanent disability award could be shown to be inequitable and not commensurate with the injured worker's disability, and would have allowed workers' compensation judges to make an impairment determination taking into account medical opinions that are not based on, or are only partially based on, the AMA Guide. The revised decision in Almaraz/Guzman limits the physician from deviating from the AMA Guide in determining a PD rating. A physician can deviate from the scheduled rating only if his opinion for the deviation constitutes "substantial evidence," and the rating must be derived based solely within the four corners of the AMA Guide. The WCAB's original decision in Ogilvie v. City and County of San Francisco ("Ogilvie") rendered the DFEC portion of the 2005 permanent disability rating schedule rebuttable. The revised Ogilvie decision does not substantially change the initial decision, but provides some examples of how this decision could be applied. These decisions could affect both the number and amount of PD payments, including those on open claims. We do not know how these decisions will affect our loss costs trends or our reserves, if at all, and we expect legal challenges to continue. We will continue to monitor these decisions and their impact on our results.

       In Florida, legislation was enacted effective in 2003 which provided changes to the workers' compensation system. Such changes were designed to expedite the dispute resolution process, provide greater compliance and enforcement authority to combat fraud, revise certain indemnity benefits and increase medical reimbursement fees for physicians and surgical procedures. In addition, the reforms limited attorney awards to a maximum percentage of the injured worker award, and precluded attorneys from earning an hourly fee on litigated benefit issues.

       During the fourth quarter 2008, the Florida Supreme Court reached a decision in the Emma Murray vs. Mariner Health case which reversed an element of the 2003 reforms limiting attorney awards and precluding attorneys from earning an hourly fee on litigated benefit issues. During 2009, the Florida Legislature restored the limits on claimants' attorneys' fees going forward.

  Reinsurance Segment

       In 2005, we exited the assumed reinsurance business, although we will be paying our assumed reinsurance claims for several years. The results of the reinsurance segment will continue to be included in the results of continuing operations, primarily consisting of changes to loss reserve estimates, if any, and direct expenses. Loss reserves applicable to our reinsurance segment were $38.5 million, or 3% of consolidated loss reserves at December 31, 2009. There were no material adjustments to our reinsurance loss reserves in the three years ended December 31, 2009.

       Our assumed reinsurance business was primarily focused on assuming worldwide property losses from catastrophes and large property risks. In addition, we also wrote liability reinsurance from 1985 through 2001 including general business liability, directors' and officers' liability and excess or umbrella coverage.

  Investments Segment

       Our investment portfolio is recorded in the financial statements primarily at fair value and was approximately $2.0 billion at December 31, 2009 and 2008. The average maturity of the fixed maturity portfolio, including short-term investments, was approximately 3.0 and 4.5 years at December 31, 2009 and 2008, respectively. The portfolio quality is high, with approximately 90% and 93% of our fixed maturity securities, including short-term investments, rated investment grade at December 31, 2009 and 2008, respectively.

       We invest the net cash flow from operations and from our capital primarily in fixed maturity securities. These investments provide a stable source of income over the long run and net realized gains on investments, consistent with our policy guidelines and taking into consideration state regulatory restrictions on investments in our insurance subsidiaries. We manage our investment portfolio ourselves and for the most part do not rely on external portfolio managers. We invest a small percentage of our portfolio in equity securities. The allocation of the portfolio among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. We do not utilize hedges or derivative financial instruments to manage risk, nor do we enter in any swap or forward contracts, but attempt to mitigate our exposure through active portfolio management. As of December 31, 2009 and 2008, we did not have any sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures. We do not engage in securities lending. We also make certain long-term strategic investments in limited partnerships and limited liability companies which are not publicly traded with a view toward ultimately exiting the investment position sometimes after many years. We may invest in real estate ventures from time to time.

       Additional information regarding our investment portfolio, including our approach to managing investment risk, is set forth under "Investments" in Item 7. "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" ("MD&A"), Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" and Notes 2, 3 and 4 of our Consolidated Financial Statements.

  Parent

       The parent represents the holding company activities of Zenith National, which owns, directly or indirectly, all of the capital stock of its insurance and non-insurance subsidiaries. The parent loss reflects the operating expenses incurred in the holding company activities, such as stock exchange listing and other licensing fees; directors' fees; and legal, auditing and other administrative costs. Interest expense incurred on outstanding debt pursuant to financing activities is also a part of the parent loss.

Losses and Loss Adjustment Expense Reserves, Claims and Loss Developments

       Accounting for the workers' compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses ("loss reserves") as of the balance sheet date. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability. Loss reserve estimates represent a significant risk to the business which we attempt to mitigate by continually reviewing loss cost trends, attempting to set our premium rates to adequately cover anticipated costs and by investing in our claims servicing organization. We endeavor to minimize the estimation risk by performing a comprehensive review of our loss reserves every quarter. Estimating loss reserves is an uncertain and complex process which involves a combination of actuarial techniques and management judgment to establish the most reasonable estimate of loss reserves based on the most recent relevant data. Because we have a long history in the workers' compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates. No assurance can be given whether the ultimate liability for unpaid losses will be more or less than our current estimates.

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

       Additional information regarding loss reserve estimates and loss reserve development is set forth under "Loss Reserves" in Item 7. MD&A and Note 7 "Unpaid Losses and Loss Adjustment Expenses" of our Consolidated Financial Statements.

       The following table shows the subsequent development of our liability for unpaid losses and loss adjustment expenses based on the original estimate recorded in our financial statements at December 31 for the ten years prior to 2009.

(Dollars in thousands)	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999

Liability for unpaid losses and loss adjustment expenses, net	$953,492	$1,005,590	$1,126,808	$1,301,076	$1,459,797	$1,212,032	$990,877	$825,869	$742,678	$634,172	$605,250

Paid, net (cumulative) as of:
One year later		277,432	298,843	310,470	349,910	308,179	298,664	281,043	239,098	243,506	235,968
Two years later			474,050	499,280	554,330	479,465	484,077	470,663	431,015	370,100	384,011
Three years later				614,411	680,808	591,279	593,334	590,107	543,067	452,727	457,717
Four years later					762,189	673,296	670,789	661,999	617,567	517,173	509,915
Five years later						728,124	729,998	717,472	664,244	563,998	550,698
Six years later							771,472	762,837	702,550	595,706	582,425
Seven years later								794,508	736,912	621,362	604,446
Eight years later									762,753	644,633	622,387
Nine years later										663,090	639,924
Ten years later											655,073

Liability, net re-estimated as of:
One year later		996,512	1,048,700	1,191,275	1,318,475	1,185,132	1,004,243	840,084	771,846	638,519	636,130
Two years later			1,039,622	1,079,827	1,253,674	1,149,288	1,053,834	905,542	802,822	651,266	635,750
Three years later				1,070,749	1,125,997	1,116,111	1,066,366	983,004	845,662	670,797	638,920
Four years later					1,122,043	1,003,509	1,068,342	999,090	907,177	703,470	650,849
Five years later						1,003,518	1,000,303	1,017,732	917,474	758,129	673,928
Six years later							1,000,174	985,915	934,390	765,019	723,829
Seven years later								985,497	919,555	776,861	731,454
Eight years later									919,179	770,032	737,403
Nine years later										771,199	735,328
Ten years later											735,615

Favorable (unfavorable) development, net		9,078	87,186	230,327	337,754	208,514	(9,297)	(159,628)	(176,501)	(137,027)	(130,365)
Net liability — December 31,	953,492	1,005,590	1,126,808	1,301,076	1,459,797	1,212,032	990,877	825,869	742,678	634,172	605,250
Receivable from reinsurers and state trust funds for unpaid losses	237,612	268,996	326,562	221,204	243,648	270,287	229,872	215,663	204,144	243,711	275,679

Gross liability — December 31,	1,191,104	1,274,586	1,453,370	1,522,280	1,703,445	1,482,319	1,220,749	1,041,532	946,822	877,883	880,929
Re-estimated liability, net		996,512	1,039,622	1,070,749	1,122,043	1,003,518	1,000,174	985,497	919,179	771,199	735,615
Re-estimated receivable from reinsurers and state trust funds for unpaid losses		247,919	263,797	261,384	267,038	281,406	275,697	250,716	236,471	247,170	281,067

Re-estimated liability, gross		1,244,431	1,303,419	1,332,133	1,389,081	1,284,924	1,275,871	1,236,213	1,155,650	1,018,369	1,016,682
Favorable (unfavorable) development, gross		30,155	149,951	190,147	314,364	197,395	(55,122)	(194,681)	(208,828)	(140,486)	(135,753)

       The accounting policies used to estimate the liabilities in the preceding table are described in Note 2 "Summary of Accounting Policies" of our Consolidated Financial Statements.

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

       The line labeled "Favorable (unfavorable) development, net" represents the aggregate change in the initial estimates from the original balance sheet date indicated through December 31, 2009. As shown in the table, our reserves have developed favorably for 2004 - 2008 and developed unfavorably for 1999 - 2003. These amounts have been reported in earnings over time as a component of losses and loss adjustment expenses incurred. The favorable or unfavorable net development shown in each column should be viewed independently of the other columns because components of the development shown in recent years are also included as components of development in earlier years.

       The information in the table provides our historical track record of reserving accuracy for unpaid losses and loss adjustment expenses as of each calendar year-end presented. However, since conditions and trends that have affected losses and loss adjustment expense development in the past may not occur in the future in exactly the same manner, if at all, future results may not be reliably predicted by extrapolation of the data presented. We believe our loss reserve estimates are adequate as of the end of 2009. However, due to the inherent uncertainties underlying our loss reserve estimates, and as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, or they may prove to exceed the ultimate amount of our actual losses.

       Net development of loss reserves shown in the table includes the following:

•
Favorable development of our loss reserves recorded as of December 31, 2004 through 2008 resulted from re-estimation of loss reserves following the 2003 and 2004 legislative reforms in California and the 2003 legislative reforms in Florida, because with the passage of time and as more claims for these years have been paid, our reserve estimates for these years have proven to be redundant. Such favorable development was offset, in part, by $19.9 million and $3.6 million of unfavorable development of assumed reinsurance reserves related to the 2005 hurricanes in 2006 and 2007, respectively.

•
Unfavorable development of our loss reserves recorded as of December 31, 1999 through 2003 is principally attributable to a reallocation of our workers' compensation loss reserves to earlier accident years in 2005 and 2004 to better reflect the paid claim cost trends of these earlier accident years.

•
Unfavorable development of our loss reserves at December 31, 2000 and 2001 also includes additional estimates of $24.1 million on the 1998 and 1999 catastrophe losses in our reinsurance business.

Reinsurance Ceded

  Excess of loss reinsurance

       In accordance with general insurance industry practices, we purchase excess of loss reinsurance to protect us against the impact of large, irregularly-occurring losses in the workers' compensation segment. Such reinsurance reduces the magnitude of the impact of such losses on net income and the capital of Zenith Insurance. We maintain excess of loss and catastrophe reinsurance which provides protection up to $150 million for workers' compensation losses including catastrophe losses arising out of California earthquakes. We retain the first $5 million of each loss. In the layer of $5 million in excess of $5 million we retain any losses that exceed our annual aggregate limit of $15 million. In the layer of $10 million excess of $10 million we retain 50%.

       We have changed our retention amounts over time as follows:

Effective Dates	Retention Amount

Through December 31, 2001	$550,000
January 1, 2002 - June 30, 2002	750,000
July 1, 2002 - April 30, 2007	1,000,000
May 1, 2007 through present	5,000,000

       The following table shows the number and amount of incurred loss for claims in excess of $1 million in each of the last five accident years:

		Incurred Losses
(Dollars in thousands) Accident Year	Number of Claims	Total	Excess of $1M

2005	4	$8,587	$4,587
2006	12	24,759	12,759
2007	4	6,382	2,382
2008	4	8,426	4,426
2009	4	11,492	7,492

	28	$59,646	$31,646

       The amount and timing of any such large claim is unpredictable, due to the circumstances that give rise to such claim. The causes from which we receive catastrophic claims will vary and are often fortuitous. Although some of these types of accidents occur more frequently, the $1 million threshold is usually reached when the injuries involve brain damage, paralysis, traumatic amputation or multiple back surgeries. Notwithstanding any short-term volatility of our loss ratio, we believe our financial strength justifies a retention of $5 million per claim and is cost efficient in the long run.

  Terrorism Exposure and the Terrorism Risk Insurance Act of 2002

       Under our workers' compensation policies, we are required to provide workers' compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us will depend upon the nature, extent, location, and timing of such an act. Any such impact on us could have a material adverse affect on our business and financial condition.

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

       In 2007, the Terrorism Risk Insurance Act of 2002 ("TRIA"), was extended through December 31, 2014. TRIA may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations. The U.S. Treasury Secretary must certify an act for it to constitute an act of terrorism. The definition of terrorism includes domestic acts of terrorism and excludes acts of terrorism committed in the course of a war declared by the U.S. Congress. The losses arising from an act of terrorism must exceed $100 million to qualify for reimbursement under TRIA. If an event is certified, the U.S. Government will reimburse losses not to exceed $100 billion in any year. Each insurance company is responsible for a deductible based on 20% of its direct premiums earned in the previous calendar year. Our deductible is $95.2 million for a covered loss incurring in 2010. For losses in excess of the deductible, the U.S. Government will reimburse 85% of the insurer's loss, up to the insurer's proportionate share of the $100 billion aggregate limit.

       Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by TRIA, the risk of severe losses to us from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. Also, an act of terrorism may impact the business community at large, impacting our ability to conduct business, even if any losses we sustain are covered by our reinsurance or any protection provided by TRIA. Accordingly, any acts of terrorism could adversely affect our business and financial condition.

       In our workers' compensation business, we monitor the geographic concentrations of insured employees to help mitigate the risk of loss from terrorist acts and other catastrophes. Also, small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations.

  Other reinsurance ceded

       We are involved in collecting reinsurance recoverables under reinsurance contracts that were entered into by companies that we acquired and whose reinsurance arrangements we terminated. In 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively "RISCORP") related to its workers' compensation business. Our reinsurance recoverable at December 31, 2009 includes $27.1 million for paid and unpaid losses relating to reinsurance arrangements we assumed from RISCORP. The principal reinsurers from which such reinsurance is recoverable are Continental Casualty Co. and Munich Re America Corporation. We also entered into an aggregate excess of loss reinsurance agreement with Inter-Ocean Reinsurance Company, Ltd., which provides ceded reinsurance for unpaid losses and allocated loss adjustment expenses we assumed from RISCORP up to $50 million in excess of $182 million. Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by an investment grade security held in a trust account.

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

       Amounts recoverable (including amounts for paid and unpaid losses and reinsurance commissions) and A.M. Best ratings at December 31, 2009 were as follows:

(Dollars in thousands) Name of Reinsurer	Amount Recoverable (1)	A.M. Best Rating (2)

Swiss Reinsurance America Corporation	$118,562	A
General Reinsurance Corporation	75,590	A++
Continental Casualty Company	19,926	A
Odyssey America Reinsurance Corporation	12,638	A
Inter-Ocean Reinsurance Company (3)	10,840	NR
Munich Re America Corporation	3,091	A+
National Union Fire Insurance Company of Pittsburgh	1,827	A
Allstate Insurance Company	1,103	A+
All others (67 Reinsurers, none individually in excess of $1.0 million)	6,799

Total	$250,376

(1)
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

(3)
Reinsurance recoverable from Inter-Ocean Reinsurance Company is fully secured by an investment grade security held in a trust account on our behalf with State Street Bank Insurances Services.

  Intercompany reinsurance pooling agreement

       Our insurance subsidiaries are parties to an intercompany pooling agreement for statutory reporting purposes. Under such agreement, the results of underwriting operations are ceded (the risks are transferred) to Zenith Insurance and the aggregate results are then reapportioned, or retro-ceded (the risks are transferred back), to the companies party to the agreement. At December 31, 2009, the proportions of the pooling agreement were as follows: Zenith Insurance — 98.0% and ZNAT Insurance — 2.0%. Transactions pursuant to the pooling agreement are eliminated in consolidation and have no impact on our consolidated financial statements.

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

Competition

       Competition in the workers' compensation insurance business is based upon price and quality of services. The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry which, at times, is intense. We compete not only with other stock companies, but with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Competition also exists with self-insurers and captive insurers. Many companies in competition with us have a larger volume of business, are more widely known, and/or possess substantially greater financial resources.

Regulation

       The insurance business is subject to state-by-state regulation and legislation that focuses on solvency, pricing, market conduct, claims practices, underwriting, accounting, investment criteria and other areas. Such regulation and legislation is subject to continual change, and compliance is an inherent risk of the business.

  State Departments of Insurance

       Insurance companies are subject to regulation and supervision by the departments of insurance in the states in which they are domiciled and, to a lesser extent, other states in which they conduct business. Our insurance subsidiaries are domiciled in California and are primarily subject to regulation and supervision by the California DOI. State agencies have broad regulatory, supervisory and administrative powers, including, among other things, the ability to: grant and revoke licenses to transact business; license agents and brokers; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and, in some states, establish premium rates; set tax rates on premiums; periodically examine financial statements; determine the form and content of required financial statements; and periodically examine market conduct.

       Workers' compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations specify the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. In Florida, premium rates for workers' compensation are determined by regulators. Legislation and regulation also impact our ability to investigate fraud and other abuses of the workers' compensation system in the states in which we do business. Our relationships with medical providers are also impacted by legislation and regulation, including penalties for failure to make timely payments.

       Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting practices, and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The statutory financial statements of our insurance subsidiaries are subject to periodic examination by the California DOI. Currently, the California DOI is conducting an examination of the statutory financial statements of our insurance subsidiaries for the three years ended December 31, 2008. The previous examination of the statutory financial statements of our insurance subsidiaries by the California DOI was for the three years ended December 31, 2005 and contained no findings.

  The National Association of Insurance Commissioners

       The NAIC is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines ("Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting practices by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The California DOI requires us to follow such statutory accounting practices.

       Under NAIC Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital ("RBC") requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2009, our statutory capital of $979.2 million was approximately 1,500% of Authorized Control Level, which was substantially above the required minimum.

       The NAIC Insurance Regulatory Information System ("IRIS") key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators' resources. The 2009 IRIS results for Zenith Insurance showed all ratios within the "normal" range as determined by the NAIC.

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

Item 1A. RISK FACTORS

       Our business is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. The more significant risks and uncertainties are described below.

The continuing volatility in the financial markets and the current economic recession could have a material adverse effect on our results of operations and financial condition.

       The significant financial market volatility experienced worldwide during the third and fourth quarters of 2008 continued into 2009. Although the U.S. and other foreign governments have taken various actions to stabilize the financial markets, it is uncertain whether those actions will be effective over the long term. Therefore, the financial market volatility could continue and it is possible that it could result in a prolonged negative economic impact.

       We cannot predict future market conditions or their impact on our stock price, investment portfolio, or our workers' compensation business. In addition, continuing financial market volatility and economic downturn could have a material adverse affect on our insureds, agents, claimants, reinsurers, vendors and competitors. Depending on financial market conditions, we could incur additional realized and unrealized losses in the future in our investment portfolio, which could have an adverse effect on our results of operations and financial condition. Reduced employment and payrolls have contributed to the decline in our premium. Selection of customers is more complex as certain businesses are facing unprecedented challenges in sustaining their operations. Over time we expect that recovery from the recession will improve hiring and payroll trends, but we cannot predict when this will occur.

       Certain of the actions the U.S. Government has taken or may take in response to the financial market crisis have impacted certain property and casualty insurance carriers. The government continues to implement measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could further affect the property and casualty insurance industry and its competitive environment.

Our loss reserves are based on estimates and may be inadequate to cover our losses.

       We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. We believe our loss reserves as of December 31, 2009 are adequate, however loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates could be material and could have an adverse effect on our results of operations and financial condition during the period the changes are made.

       As can be seen on page 13 under the line titled "Favorable (unfavorable) development, net" the reserves reported for 1999 to 2003 developed unfavorably while the reserves reported for 2004 to 2008 developed favorably. The net effect over these 10 years was net favorable development; however we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable.

       Our loss reserve estimates for the assumed reinsurance business, which we exited in 2005, are dependent upon obtaining information timely from ceding companies. Estimates of losses can be negatively impacted by lags in reporting from ceding companies. In addition, we are subject to the risk that the ceding company may not have adequately estimated the amount of the reinsured losses.

If we are unable to obtain or collect on ceded reinsurance, our ability to write new policies, as well as our financial condition, could be adversely affected.

       We buy reinsurance protection in our workers' compensation business to protect us from the impact of losses over our retention amount, which is currently $5 million, and from the accumulation of losses up to $150 million including catastrophe losses arising out of California earthquakes. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss and could adversely affect our business and financial condition.

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

       Under our workers' compensation policies, we are required to provide workers' compensation benefits for covered losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us will depend upon the nature, extent, location and timing of such an act. Any such impact on us could have a material adverse effect on our business and financial condition.

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

       In 2007, the Terrorism Risk Insurance Act of 2002 ("TRIA"), was extended through December 31, 2014. TRIA may provide us with reinsurance protection for losses arising out of terrorist acts under certain circumstances and subject to certain limitations as described on page 15. Our deductible is $95.2 million for a covered loss occurring in 2010. For losses in excess of the deductible, the U.S. Federal Government will reimburse 85% of the insurer's loss, up to the insurer's proportionate share of the $100 billion aggregate limit.

       Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by TRIA, the risk of severe losses to us from acts of terrorism has not been eliminated because events may not be covered by, or may exceed the capacity of, our reinsurance protection. Also, an act of terrorism may impact the business community at large, impacting our ability to conduct business, even if any insurance losses we sustain are covered by our reinsurance or any protection provided by TRIA. Accordingly, any acts of terrorism could adversely affect our business and financial condition.

The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.

       Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the California DOI. State agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to: grant and revoke licenses to transact business; license agents and brokers; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and, in some states, establish premium rates; set tax rates on premiums; periodically examine financial statements; determine the form and content of required financial statements; and periodically examine market conduct.

       In addition, workers' compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations specify the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. In Florida, premium rates for workers' compensation are determined by regulators. Legislation and regulation also impact our ability to investigate fraud and other abuses of the workers' compensation system in the states in which we do business. Our relationships with medical providers are also impacted by legislation and regulation, including penalties for failure to make timely payments.

       Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in healthcare, occupational safety and health and tax regulations. Since healthcare costs are the largest component of our loss costs, we may be impacted by change in healthcare legislation, if any. Also, the unprecedented events in the financial markets have re-opened discussions regarding the possibility of federal regulation of insurance.

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

       In most of the states in which we operate, we face significant competition which, at times, is intense and prolonged. If we are unable to compete effectively, our business and financial condition could be adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed and quality of claims payments, reputation, perceived financial strength and general experience. In the workers' compensation business, we compete with regional and national insurance companies and state-sponsored insurance funds as well as potential insureds that have decided to self-insure. Some of our competitors have greater financial, marketing and management resources than we have. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California. Except in states such as Florida, where premium rates for workers' compensation insurance are determined by regulators, we establish our prices for our workers' compensation policies based on the work of our actuaries, using our own data and our best judgment about loss cost trends. Historically, when competition has been intense, the amount of business we are able to write has decreased because we have not reduced our prices below levels we deem to be adequate to maintain our goal of achieving underwriting profits and outperforming the industry. As a result, our profitability during those times has decreased.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

       Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by certain factors that are beyond our control. Our fixed income portfolio is affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity markets and, consequently, the value of the equity securities we own. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit or liquidity of companies in which we have invested, decreased dividend payment rates, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and our policyholders' surplus.

       The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in our stockholders' equity.

       Our investment strategy attempts to manage interest rate and credit risk. We primarily invest in a broadly diversified portfolio of high quality fixed maturity securities and we have large holdings in cash and short-term U.S. Government securities. We do not currently have any sub-prime mortgages, derivative strategies or other credit-enhancement exposures. We do not engage in securities lending. We invest a small portion of our portfolio in below investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater than other borrowers because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession. In addition, these securities are generally unsecured and often subordinated to other debt. The risk that we may not be able to recover our investments in below investment grade securities is higher than with investment grade securities.

Our geographic concentration ties our performance to the business, economic, natural perils and regulatory conditions in California and Florida.

       Our business is concentrated in California (58.1% of 2009 workers' compensation net earned premiums) and in Florida (20.9% of 2009 workers' compensation net earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. For example, regulatory changes in California in the early 1990's created intense price competition in our workers' compensation business from about 1995 to 1999, during which time our overall profitability experienced significant declines. In addition, California and Florida are states that are exposed to climate and environmental changes, natural perils such as earthquakes, hurricanes and water supplies, along with the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states. The California and Florida economies have been affected by the sub-prime and real estate issues; and California is experiencing budget deficits; all of which are affecting the general economy and employment levels in these states and affecting the total payroll levels of our customers. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

       We maintain excess of loss and catastrophe reinsurance which provides protection up to $150 million for workers' compensation losses including catastrophe losses arising out of California earthquakes. We retain the first $5 million of each loss. In the layer of $5 million in excess of $5 million we retain any losses that exceed our annual aggregate limit of $15 million. In the layer of $10 million excess of $10 million we retain 50%. The risk of loss from catastrophes has not been eliminated because events may exceed the capacity of our reinsurance protection.

We rely on independent insurance agents.

       The failure or inability of independent insurance agencies to market our insurance programs successfully could have a material adverse effect on our business, financial condition and results of operations. The business in our workers' compensation segment is produced by approximately 1,600 independent licensed insurance agents. Agents are not obligated to promote our insurance programs and may sell competitors' insurance programs. As a result, our business depends in part on the marketing efforts of these agents and on our ability to offer insurance programs and services that meet the requirements of their customers.

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

       We have implemented business continuity plans that include redundant systems at an alternate location, which we periodically test. However, there are certain events outside of our control that could render our systems inoperable such that we would be unable to service our agents, insureds and injured workers, or meet certain regulatory requirements, or could cause a breach of security that could jeopardize the privacy, confidentiality and integrity of our data or our customers' data. If such an event were to occur and our systems were unable to be restored or secured within a reasonable timeframe, our results of operations and financial condition could be adversely affected.

       Examples of these events include, but are not limited to, catastrophic and wide-spread outages, "cyber or terrorist attacks" that destroy our information or systems and the loss of a number of our key information technology personnel or vendors.

Litigation may have an adverse effect on our business.

       We are involved in various litigation proceedings that arise in the ordinary course of our business. Disputes adjudicated in the workers' compensation administrative systems may be appealed to review boards or civil courts, depending on the issues and local jurisdictions involved. From time to time plaintiffs also sue us on theories falling outside of the exclusive jurisdiction and remedies of the workers' compensation claims adjudication systems. Certain of these legal proceedings seek injunctive relief or substantial monetary damages, including claims for punitive damages, that may not be covered by our third-party reinsurance agreements. Historically the Company has not experienced any material exposure or damages from any of these legal proceedings. In addition, in the opinion of management, after consultation with legal counsel, all of our currently outstanding litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and pay dividends.

       Zenith National is a holding company which transacts substantially all of its business through its subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay Zenith National's expenses and dividends, depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payments of dividends by our insurance company subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. As a result, at times, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and depends on numerous factors, including our results of operations, financial condition, capital requirements and other factors that our Board of Directors considers relevant.

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

Item 1B. UNRESOLVED STAFF COMMENTS

       None.

Item 2. PROPERTIES

       We own a 130,000 square foot office facility in Woodland Hills, California which is the corporate home office of Zenith National and its subsidiaries. We also own a 120,000 square foot branch office facility in Sarasota, Florida. In the regular conduct of business, we lease offices in various cities, which also serve as branch offices and include such services as marketing, underwriting, safety and health, claims, medical management and claims adjudication, as well as premium audit. We have eight office locations in California, three in Florida, two in Illinois and offices in each of Texas, Pennsylvania, North Carolina and Alabama. We consider our owned and leased facilities to be adequate for the needs of our organization.

Item 3. LEGAL PROCEEDINGS

       We are involved in various litigation proceedings that arise in the ordinary course of our business. Disputes adjudicated in the workers' compensation administrative systems may be appealed to review boards or civil courts, depending on the issues and local jurisdictions involved. From time to time plaintiffs also sue us on theories falling outside of the exclusive jurisdiction and remedies of the workers' compensation claims adjudication systems. Certain of these legal proceedings seek injunctive relief or substantial monetary damages, including claims for punitive damages, that may not be covered by our third-party reinsurance agreements. Historically the Company has not experienced any material exposure or damages from any of these legal proceedings. In addition, in the opinion of management, after consultation with legal counsel, all of our currently outstanding litigation is either without merit or the ultimate liability, if any, is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

       Our common stock, $1.00 par value per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol ZNT. The table below sets forth the high and low sale prices of our Common Stock for each quarterly period as reported by the NYSE during the last two fiscal years.

Quarter	2009	2008

First:
High	$33.76	$45.69
Low	18.51	33.18
Second:
High	27.90	41.16
Low	20.52	35.16
Third:
High	31.75	48.00
Low	20.56	33.03
Fourth:
High	32.49	37.23
Low	27.60	26.00

Dividends

       The table below sets forth information with respect to the amount and frequency of dividends declared on our Common Stock. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by Zenith Board		Amount of Cash per Share	Record Date for Payment	Payment Date

February 10, 2010	Regular	$0.50	April 30, 2010	May 14, 2010
December 3, 2009	Regular	0.50	January 29, 2010	February 12, 2010
December 3, 2009	Extra	0.40	December 15, 2009	December 29, 2009
September 2, 2009	Regular	0.50	October 30, 2009	November 13, 2009
May 13, 2009	Regular	0.50	July 31, 2009	August 14, 2009
February 6, 2009	Regular	0.50	April 30, 2009	May 14, 2009
December 4, 2008	Regular	0.50	January 30, 2009	February 13, 2009
December 4, 2008	Extra	0.40	December 15, 2008	December 29, 2008
September 18, 2008	Regular	0.50	October 31, 2008	November 14, 2008
May 13, 2008	Regular	0.50	July 31, 2008	August 14, 2008
February 21, 2008	Regular	0.50	April 30, 2008	May 14, 2008

       The Holding Company Act limits the ability of Zenith Insurance to pay dividends to Zenith National, and of ZNAT Insurance to pay dividends to Zenith Insurance, by providing that the California DOI must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. Such restrictions on dividends are not cumulative. Zenith Insurance paid $110.0 million, $95.0 million, and $115.0 million in dividends to Zenith National in 2009, 2008, and 2007, respectively. In 2010, Zenith Insurance will be able to pay up to $97.9 million of dividends to Zenith National without prior approval of the California DOI. Dividend payments from Zenith Insurance to Zenith National must also be in compliance with the California Corporations Code that permit dividends to be paid only out of retained earnings and only if specified ratios between assets and liabilities and between current assets and current liabilities exist after payment. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

Stockholders of Record

       As of January 31, 2010, there were 353 registered holders of record of our Common Stock.

 Item 6. SELECTED FINANCIAL DATA

Year Ended December 31,	2009	2008	2007	2006	2005

(Dollars and shares in thousands, except per share data)
Revenues:
Net premiums earned	$463,081	$607,327	$738,532	$944,217	$1,178,700
Net investment income	85,514	94,027	114,863	106,294	79,200
Net realized gains (losses) on investments	36,252	(18,507)	20,353	13,377	22,224

Total revenues	584,847	682,847	873,748	1,063,888	1,280,124

Results of operations by segment:
Net investment income	$85,514	$94,027	$114,863	$106,294	$79,200
Net realized gains (losses) on investments	36,252	(18,507)	20,353	13,377	22,224

Income from investments segment	121,766	75,520	135,216	119,671	101,424
Income (loss) from:
Workers' compensation segment	(57,452)	84,658	243,832	313,576	213,244
Reinsurance segment (1)	(7)	(192)	(3,661)	(20,508)	(56,183)
Parent (2) (4)	(12,172)	(12,790)	(12,506)	(11,927)	(20,938)

Income from continuing operations before tax and equity in earnings of investee	52,135	147,196	362,881	400,812	237,547
Income tax expense	17,735	51,896	128,981	142,112	81,894

Income from continuing operations after tax and before equity in earnings of investee	34,400	95,300	233,900	258,700	155,653
Equity in earnings of investee after tax					794

Income from continuing operations after tax	34,400	95,300	233,900	258,700	156,447
Gain on sale of discontinued operations after tax (3)					1,253

Net income	$34,400	$95,300	$233,900	$258,700	$157,700

Per common share — diluted:
Income from continuing operations after tax (4)	$0.91	$2.55	$6.27	$6.96	$4.29
Net income (4)	0.91	2.55	6.27	6.96	4.32

Cash dividends declared per common share (5)	2.40	2.40	2.84	1.26	0.94

Weighted average common shares outstanding — diluted (4)	37,355	37,399	37,284	37,174	37,052

Financial condition:
Total assets	$2,438,244	$2,526,022	$2,778,635	$2,777,147	$2,729,928
Investments	2,002,830	1,957,994	2,190,519	2,273,656	2,167,000
Unpaid losses and loss adjustment expenses	1,191,104	1,274,586	1,453,370	1,522,280	1,703,445
Redeemable securities payable	58,363	58,357	58,350	58,342	58,833
Convertible senior notes payable (4)			1,135	1,129	1,124
Stockholders' equity	1,058,931	1,023,437	1,073,357	940,720	712,795
Stockholders' equity per share	28.25	27.42	28.93	25.41	19.14
Return on average equity	3.3%	8.9%	22.9%	31.8%	26.3%

Insurance statistics (GAAP):
Combined ratio:
Workers' compensation segment	112.4%	86.0%	67.0%	66.3%	80.9%
Reinsurance segment (1)	NM	NM	NM	264.4%	187.1%
Net premiums earned to stockholders' equity	0.4	0.6	0.7	1.0	1.7
Losses and loss adjustment expense reserves, net of reinsurance, to stockholders' equity ratio	0.9	1.0	1.0	1.4	2.0

NM = Not meaningful

(1)
Includes catastrophe losses before tax of $3.0 million, $19.9 million and $69.2 million in 2007, 2006 and 2005, respectively, in our reinsurance segment.

(2)
Includes interest expense before tax of approximately $5.2 million, $5.2 million, $5.2 million, $5.3 million and $8.8 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(3)
In 2002, we sold our home-building business and related real estate assets. In 2005, we received the last payment of $1.9 million before tax ($1.3 million after tax) of additional sales proceeds under the earn-out provision of the sale agreement.

(4)
On March 21, 2003, we issued $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 30, 2023 ("Convertible Notes") and received net proceeds of approximately $120.0 million. Diluted per share amounts for the years ended December 31, 2008, 2007, 2006 and 2005 reflect the impact of the additional shares issued or issuable in connection with the Convertible Notes. In 2005, $123.8 million of the Convertible Notes were converted into shares of our common stock. In connection with certain of these conversions we paid a cash incentive of $4.7 million in 2005 which was included in the parent expenses. The remaining $1.1 million of outstanding Convertible Notes were converted in March 2008.

(5)
Includes an extra dividend of $0.40, $0.40 and $1.00 per common share declared and paid in December 2009, 2008 and 2007, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Zenith National Insurance Corp. ("Zenith National") is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the workers' compensation insurance business, nationally. Unless otherwise indicated, all references to "Zenith," "we," "us," "our," "Company" or similar terms refer to Zenith National together with its subsidiaries.

       The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items. Statements containing words such as expect, anticipate, believe, estimate, likely or similar words that are used in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations ("MD&A"), in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith, are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties are set forth in Item 1A. "Risk Factors."

Overview

       We are in the business of managing insurance and investment risk with the major risk factors set forth in Item 1A. Our main business activity is the workers' compensation insurance business. Our revenues are comprised of the net premiums earned from our workers' compensation segment, and net investment income and net realized gains (losses) from our investments segment. We measure our performance by our ability to increase stockholders' equity, plus dividends to stockholders, over the long term. Following is a summary of our financial performance over the last three years, the short-term trends affecting our business, and how these trends may affect us for the foreseeable future.

•
Net income declined from $233.9 million in 2007 to $95.3 million in 2008 and to $34.4 million in 2009, primarily as a result of year over year reductions in net premiums earned and increasing combined ratios (decreasing underwriting income) in our workers' compensation business.

•
Workers' compensation net premiums earned declined as a result of the impacts of the recession and competition, as well as reductions in premium rates.

•
Our financial strength continued with approximately no change in stockholders equity over this three year period after dividends paid to stockholders totaling $281.8 million.

•
Our three-year average annual growth in stockholders' equity plus dividends was 12.7%.

•
The investments segment results, consisting of investment income and realized gains (losses), fluctuated as interest rates trended lower.

•
The market value of our investment portfolio fluctuated, ending 2009 with an unrealized gain before tax of $56.1 million, and reflects increased liquidity and a reduction in the maturity length of our invested assets.

       The economy significantly affects our business and over the past few years the recession has resulted in the following impacts:

•
Payrolls for our insureds have declined which has resulted in reduced premiums.

•
Claim counts have declined, but not necessarily at the same rate as payroll declines.

•
Although premium rates have trended lower, recent premium rate increases in California have been moderated to assist our customers during a weak economy.

•
Selection of customers is more complex as certain businesses are facing unprecedented challenges in sustaining their operations.

•
Unprecedented volatility in the financial markets caused our portfolio values to fluctuate. Interest rates have declined while investment portfolio values and realized gains have increased during 2009.

       As the economy recovers, the timing of which is uncertain, we expect that jobs will gradually be restored, resulting in growth in payroll and premium. We also expect an improved economy may be conducive to stronger premium rate levels and more opportunities to write business, but may or may not affect the trend in claim counts. As the economy recovers, it is also possible that interest rates will increase which will increase investment income, but could result in lower portfolio values and realized gains. A combination of these trends will affect our net income going forward, but we cannot predict the timing or magnitude of the impacts, if at all.

Results of Operations

  Summary Results by Segment

       Our business is comprised of the following segments: workers' compensation, reinsurance and investments. In September 2005, we exited the assumed reinsurance business; however we will be paying our assumed reinsurance claims for several years. The results of the reinsurance segment will continue to be included in the results of continuing operations. Income (loss) from the workers' compensation and reinsurance segments is determined by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned (this result is also known as underwriting income or loss). Investment income and realized gains (losses) on investments are discussed under "Investments" on page 38. The losses from the parent include interest expense and the general operating expenses of Zenith National. The comparative components of net income are set forth in the following table:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Net investment income	$85,514	$94,027	$114,863
Net realized gains (losses) on investments	36,252	(18,507)	20,353

Income from investments segment	121,766	75,520	135,216
Income (loss) from:
Workers' compensation segment	(57,452)	84,658	243,832
Reinsurance segment	(7)	(192)	(3,661)
Parent	(12,172)	(12,790)	(12,506)

Income before tax	52,135	147,196	362,881
Income tax expense	17,735	51,896	128,981

Net income	$34,400	$95,300	$233,900

  Workers' Compensation Segment

       The following table shows the net premiums earned, the underwriting income (loss) before tax and the amount of favorable development on prior accident year unpaid losses and loss adjustment expenses ("Loss Reserves") included in the underwriting income (loss):

(Dollars in thousands)	Net Premiums Earned	Underwriting Income (Loss)	Favorable Loss Reserve Development

Year ended December 31,
2009	$463,018	$(57,452)	$8,991
2008	606,284	84,658	78,896
2007	738,196	243,832	113,355

       As can be seen from the table above, underwriting results have declined by over $300 million in a three-year time period. Approximately one-third of this decline is attributable to the decreasing amount of favorable development on prior accident year loss reserves. Increasing loss and expense ratios comprise the balance of the decline.

       The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business. The combined ratio, also referred to as the "calendar year combined ratio," is the sum of the losses and loss adjustment expense ratio and the underwriting and other operating expense ratio. When the combined ratio is less than 100%, we have recorded underwriting income, and conversely, when the combined ratios is greater than 100%, we have recorded underwriting losses. The losses and loss adjustment expense ratio is the percentage of losses and loss adjustment expenses incurred to net premiums earned. The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned. When the calendar year combined ratio is adjusted to exclude prior period items, such as loss reserve development and policyholders' dividends, it becomes the "accident year combined ratio," a non-GAAP financial measure.

       The key operating goal for our workers' compensation segment is to achieve underwriting profitability and significantly out-perform the national workers' compensation industry ("industry"). Our risk-reward strategy emphasizes pricing and underwriting discipline to maintain profitability rather than focusing on revenue or market share. In regards to our loss ratio, it is a measure of how we manage risk over the long term. We expect to produce, and for a long period of time have produced, lower than average loss ratios compared to the industry. However, because of our service strategy as a workers' compensation specialist, our expense ratios may be higher compared to industry results. During periods of declining premiums and policy counts such as in 2009, these high expense ratios coupled with an excellent loss ratio resulted in an underwriting loss. Although we are reducing costs as our business declines, we are maintaining and improving our ability to provide services to our customers and ensuring that we will be in a position to grow our business when the economy and employment trends improve.

       Workers' compensation calendar year combined ratios, along with a reconciliation to the accident year combined ratios, were as follows:

	Calendar Year	Favorable Prior Period Development	Accident Year

Year Ended December 31, 2009
Losses	49.3%	1.0%	50.3%
Loss adjustment expenses	19.8	0.9	20.7
Underwriting and other operating expenses	43.3		43.3
Policyholders' dividends		2.4	2.4

Combined ratio	112.4%	4.3%	116.7%

Year Ended December 31, 2008
Losses	31.9%	11.1%	43.0%
Loss adjustment expenses	14.1	1.9	16.0
Underwriting and other operating expenses	38.0		38.0
Policyholders' dividends	2.0		2.0

Combined ratio	86.0%	13.0%	99.0%

Year Ended December 31, 2007
Losses	20.7%	13.2%	33.9%
Loss adjustment expenses	13.1	2.2	15.3
Underwriting and other operating expenses	33.3		33.3
Policyholders' dividends	(0.1)	2.0	1.9

Combined ratio	67.0%	17.4%	84.4%

       The major factors contributing to the 26.4 percentage point increase in the calendar year combined ratio in 2009 of 112.4% compared to 2008 of 86.0% are as follows:

•
17.4 points attributable to the increase in the loss ratio, of which 10.1 points are attributable to lower favorable development of loss reserves, and 7.3 points are attributable to the increase in the accident year loss ratio;

•
5.7 points attributable to the increase in the loss adjustment expense ratio; and

•
5.3 points attributable to the increase in the underwriting and other operating expense ratio.

       The major factors contributing to the 19.0 percentage point increase in the calendar year combined ratio in 2008 of 86.0% compared to 2007 of 67.0% are as follows:

•
11.2 points attributable to the increase in the loss ratio, of which 2.1 points are attributable to lower favorable development of loss reserves, and 9.1 points are attributable to the increase in the accident year loss ratio; and

•
4.7 points attributable to the increase in the underwriting and other operating expense ratio.

       The 2007 and 2008 loss ratios were exceptionally low in comparison to our long-term experience because of the favorable impacts caused by the California and Florida legislative reforms. Although our 2009 loss ratio increased from 2008, it is consistent with our long-term history and continues to be an excellent result in comparison to historical industry trends and current industry estimates. Accident year loss ratios trended up each year primarily because of increasing average cost of claims. Expense ratios increased primarily due to the decline in premiums.

       Workers' compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table. Premiums in-force is a measure of the amount of premiums billed, or to be billed, on all unexpired policies at the date shown; and insured payroll is an indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums in-force	Policies in-force	Insured payrolls	Premiums in-force	Policies in-force	Insured payrolls	Premiums in-force	Policies in-force	Insured payrolls
December 31,

2009	$267.9	16,000	$6,293.9	$188.3	13,600	$9,613.5	$456.2	29,600	$15,907.4
2008	304.5	19,600	7,133.2	251.7	14,900	10,838.9	556.2	34,500	17,972.1
2007	359.3	22,100	8,108.8	310.8	16,200	11,875.7	670.1	38,300	19,984.5
2006	501.2	24,600	9,487.4	332.8	16,600	11,744.4	834.0	41,200	21,231.8

       The table above reflects declines in premiums in-force, number of policies in-force and insured payrolls both in and outside California. The following trends affected our workers' compensation business:

•
The reduction in premiums in-force reflects the impact of the decline in policies-in-force, declining payrolls, as well as net premium rate reductions;

•
The reduction in policies in-force reflects the impact of competition in relation to our risk management practices; and

•
The reduction in insured payrolls is caused by the reduction in policies in-force (competition), as well as the impact of increased unemployment and declining payroll levels of our insureds.

       To the extent that payroll levels on in-force policies continue to decline as a result of the recession or increase as the economy recovers, our actual premiums earned will be less or more than the amount implied by premiums in-force.

Loss Reserves

       Loss reserves are our largest liability and were as follows:

	December 31,
(Dollars in thousands)	2009	2008

Workers' compensation segment:
Unpaid losses and loss adjustment expenses	$1,152,628	$1,229,561
Less: Receivable from reinsurers for unpaid losses	237,612	268,996

Unpaid losses and loss adjustment expenses, net of reinsurance	$915,016	$960,565

Reinsurance segment:
Unpaid losses and loss adjustment expenses, gross and net of reinsurance receivable	$38,476	$45,025

Total:
Unpaid losses and loss adjustment expenses	$1,191,104	$1,274,586
Less: Receivable from reinsurers for unpaid losses	237,612	268,996

Unpaid losses and loss adjustment expenses, net of reinsurance	$953,492	$1,005,590

       When losses are reported to us, we establish, individually, estimates of the ultimate cost of the claims, known as "case reserves." These case reserves are continually monitored and revised in response to new information and for amounts paid. In estimating our total loss reserves we have to make provisions for two types of loss development. At the end of any calendar period there are a number of claims that have not yet been reported, but will arise out of accidents that have already occurred. These are referred to in the insurance industry as incurred but not reported ("IBNR") claims and our loss reserves contain an estimate for IBNR claims. In addition to this provision for late reported claims, we also have to estimate, and make provision for, the extent to which the case reserves on known claims may develop. These types of reserves are referred to in the insurance industry as "bulk" reserves. Our loss reserves make provision for both IBNR and bulk reserves in total, but not separately.

       At December 31, 2009 and 2008, IBNR and bulk reserves included in loss reserves, net of reinsurance recoverables, were as follows:

	December 31,
(Dollars in thousands)	2009	2008

Workers' compensation segment	$197,034	$212,651
Reinsurance segment	11,012	10,276

Total IBNR & bulk reserves	$208,046	$222,927

       Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability. Accordingly, as we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our ultimate actual losses or they may prove to exceed the ultimate amount of our actual losses. We perform a comprehensive review of our loss reserves at the end of every quarter. Estimating loss reserves is a complex process that involves a combination of actuarial techniques and management judgment to establish the most reasonable estimate of loss reserves. Because we have a long history in the workers' compensation business, particularly in California, we give weight to our own data as well as external information in determining our loss reserve estimates.

       The following table shows the favorable (unfavorable) one-year loss reserve development for loss reserves for each of the periods shown, as well as the loss reserve development as a percent of loss reserves, net of reinsurance, established at the end of the preceding year. The one-year loss reserve development is the change recorded in the calendar year for the estimate of the loss reserves established at the end of the preceding year and reflects a cumulative adjustment to estimates for all accident years.

	One-Year Loss Development Favorable (Unfavorable)
				% of Loss Reserves Established at End of Preceding Year
(Dollars in thousands) Calendar Year	Workers' Compensation Segment	Reinsurance Segment	Total

2009	$8,991	$87	$9,078	0.9%
2008	78,896	(788)	78,108	6.9
2007	113,355	(3,554)	109,801	8.4

       Favorable development of our workers' compensation loss reserves reflects management's and our actuaries' assessment of ultimate loss trends and loss reserve estimates after considering all relevant data, including favorable paid loss trends as a result of the California and Florida legislative reforms, the reduction in the number of California expensive claims relative to the total number of claims, as well as increasing average cost of claims in recent accident years. The 2009 favorable development is principally for the 2005 and 2006 accident years due to the reduction in paid and incurred trends for prior accident years that occurred in the fourth quarter 2009. We believe our loss reserve estimates as of December 31, 2009 are adequate; however, we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable.

       Further information about our loss reserve estimates and the favorable (unfavorable) development over the past ten years is included in Item 1. "Business" beginning on page 12.

       Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management and recent trends and new information considered in establishing our workers' compensation loss reserve estimates.

  Principal Uncertainties

       In our workers' compensation business the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant. The greater part of the challenge in estimating our loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year. The principal uncertainty in our workers' compensation loss reserve estimates at this time is the trend of increasing claim costs, particularly medical. The cost trend is the year over year increase (or decrease) in average claim costs. Medical costs are approximately 65% of our total loss costs. In estimating loss reserves, our actuaries consider medical costs by evaluating longer term trends. During the accident years just prior to the legislative reforms (1998 - 2002), we experienced double-digit medical cost increases. During 2003 and 2004, reforms enacted in Florida and California provided both immediate medical cost reductions and more control over future medical costs. These reforms included reductions in the medical fee schedules, provision for medical networks and establishment of medical treatment guidelines. Our loss estimates for these two years reflect an average 6% per year decrease in medical costs. For the accident years following the reforms we are experiencing a return to increasing medical costs and our loss reserve estimates reflect an average 8% per year increase in medical costs for 2005 - 2009. If the average annual medical cost trend for each of the accident years 2005 - 2009 were all increased or all decreased by one, two and three percentage points in each year, our loss reserve estimates at December 31, 2009 would change by approximately $27 million, $54 million and $81 million, respectively, or 3%, 6% and 9%, of the December 31, 2009 loss reserves, net of reinsurance, respectively. Our premium rates are established based on actuarial and business judgments regarding claim cost trends, principally medical. During the reform years, we reduced our premium rates based on the expected decrease in claim costs combined with the other benefits of the reforms. Due to increasing claim costs including medical, we increased our California premium rates 4.0% effective January 1, 2009, 4.0% effective July 1, 2009 and an additional 2.7% effective January 1, 2010.

       Additional uncertainties considered in estimating ultimate loss costs include the ultimate number of expensive claims and the length of time required to settle long-term, expensive claims. Expensive claims are those involving permanent partial disability ("PPD") of an injured worker and are paid over many years. The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and changes in legal decisions and legislation. Prior to the reforms, these expensive claims were approximately 20% of all claims in California, but contributed 90% of the total costs. In the years immediately following the reforms, these claims were reduced to about 14% of all claims and 85% of total costs; however, in recent accident years we are experiencing modest annual increases in the proportion of expensive claims to total claims.

  Actuarial Estimation Process

       Our actuaries produce a point estimate for workers' compensation loss reserves using the results of various methods of estimation. Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, Bornhuetter-Ferguson indications and claim count methods. The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury. For mature accident years, all of the methods produce very similar loss estimates, and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open. For accident year 2009, our actuarial estimate is based upon an average of the paid and incurred methods. Our actuaries review the cost trends implied by the point estimate to determine its reasonableness.

  Role of Management

       Management reviews the actuarial point estimate each quarter, as well as all relevant information regarding medical cost trends, claim payment trends and our settlement practices, and any judicial and administrative court decisions and legislative changes. Management has established a loss reserve estimate in the financial statements that reflects the actuarial point estimate as its best estimate for loss reserves at December 31, 2009 and 2008.

  Recent Trends and New Information

       We believe it is appropriate to provide a comparison of our California results to the California workers' compensation industry results because the amount of business we write is meaningful in relation to the California workers' compensation industry and we earn approximately 60% of our premiums from our California business. During December 2009, the Workers' Compensation Insurance Rating Bureau ("WCIRB") made available its current estimate of California workers' compensation loss experience based on data through September 2009 as follows:

•
An ultimate California industry loss ratio of 70% for accident year 2008 and 57% for accident year 2007. These ratios compare to our ultimate California loss ratios of 45% and 38%, respectively. Our estimated ultimate California loss ratio for 2009 is 51% and industry data is not yet available. The comparisons demonstrate our continued focus on managing risk and are consistent with our long-term record of outperforming the industry.

•
The California industry indemnity claim frequency decreased an average of 6% per year, and the average cost of an indemnity claim increased an average of 14% per year for accident years 2006 through 2008. The California industry combined frequency and severity trend for accident years 2006 through 2008 was on average 7% per year. This compares to our average combined frequency and severity trend of 8% for those same years.

•
The amount by which the California industry's reported loss reserves are redundant for all accident years was $5 billion. We do not believe that the WCIRB's estimate of reserve redundancy is representative of our situation, and therefore we do not believe this information should be used to estimate redundancies in our loss reserves.

       We believe there are three key reasons that we have historically produced lower than average loss ratios than the workers' compensation industry:

  1.
  Our key operating goal is to achieve underwriting profits.

  2.
  We specialize in workers' compensation and service all material aspects of our policy obligations with our own employees. We have our own underwriters, actuaries, safety engineers, payroll auditors, claims managers, physician medical directors, case management nurses and claims lawyers. Many of our competitors outsource some or all of these functions.

  3.
  We manage our business with a focus on risk versus reward and use actuarial data to determine adequate premium rates, except in Florida where the regulators set the rates. Our field offices have no premium or growth targets. We receive business from a limited number of agents who understand our risk management process.

  Asbestos and Environmental Loss Reserves

       We have exposure to asbestos losses in our workers' compensation segment which have not been material to results of operations or financial condition. In our history, we have paid and closed 4,340 such asbestos-related workers' compensation claims for a total of $13.4 million or 0.2% of ultimate loss estimates. At December 31, 2009, we had 304 such claims open with loss reserves of $3.4 million compared to our total workers' compensation loss reserves, net or reinsurance, of $915.0 million.

Investments

       Investments are the largest assets on our balance sheet. We invest the net cash flow from our operations and from our capital primarily in fixed maturity securities. These investments provide a stable source of income over the long run; although, in the short run, changes in interest rates and our current investment strategies impact the amount of investment income we earn and the market value of our portfolio.

       Refer to Exhibit 99.1 to this report for a listing of our available-for-sale investment portfolio as of December 31, 2009, including the securities' identification numbers assigned in accordance with the Committee on Uniform Securities Identification Procedures ("CUSIP").

       Our internal investments department actively manages our investment portfolio to provide a stable source of income and preserve principal values whenever possible. For the most part, we do not rely on external portfolio managers. We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates and changes in the credit quality and liquidity of the companies in which we have invested or changes in general economic and market conditions. As of December 31, 2009 and 2008, we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures. We do not engage in securities lending.

       Net investment income and net realized gains (losses) on investments before tax were as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Net investment income	$85,514	$94,027	$114,863
Net realized gains (losses) on investments	36,252	(18,507)	20,353

Income before tax from investments segment	$121,766	$75,520	$135,216

       The average annual yields on the investment portfolio were as follows:

	Year Ended December 31,
	2009	2008	2007

Before tax (1)	4.5%	4.6%	5.2%
After tax	2.9	3.0	3.4

    (1)
    Reflects the pre-tax equivalent yield on tax-exempt securities.

       Net investment income was lower each year primarily because of lower yields on short-term investments and an increase in short-term investments in 2009. In addition, 2007 included a $7.3 million cash dividend on an equity security.

       The fair value of our available-for-sale investment portfolio improved by approximately $133.4 million before tax compared to December 31, 2008, or $2.32 per share after tax. The net unrealized gain before tax at December 31, 2009 was $56.1 million, or $0.97 per share after tax, compared to a net unrealized loss of $77.3 million at December 31, 2008, or $1.35 per share after tax. Our investment portfolio reflects our philosophy of diversification and high quality assets with a focus on compounding interest over time. In the short term, investment income and the value of our investment portfolio will be affected by historically low interest rates, as well as the narrowing of credit spreads and a large amount of short-term securities.

       During 2009, we increased the portfolio liquidity and reduced the maturity length of our portfolio. At December 31, 2009 and 2008, $737.3 million and $416.8 million, respectively, of the investment portfolio was in fixed maturity securities, including short-term investments, maturing within two years. This represented 37% and 21%, respectively, of the investment portfolio. The average maturity of the fixed maturity portfolio, including short-term investments, was approximately 3.0 and 4.5 years at December 31, 2009 and 2008, respectively. The duration of the fixed maturity portfolio, including short-term investments, was approximately 2.5 years and 3.5 years at December 31, 2009 and 2008, respectively.

       Our investment portfolio was comprised as follows:

	December 31,
	2009	2008

Fixed maturity securities	73%	82%
Short-term investments	21	13
Equity securities	3	2
Other investments	3	3

	100%	100%

       Other investments are comprised of interests in partnerships and limited liability companies managed by professionals and related to alternative energy, investing and trading securities, privately-held educational investments and entertainment assets. These investments are recorded at cost if our ownership is minor and we do not have significant operating and financial influence, otherwise the investments are recorded at our share of the net asset value. At December 31, 2009, the net asset values exceeded the carrying values by approximately $10 million, which is not reflected in the carrying values of our investments or in our equity. Gains from the cost-based investments are recognized when we receive distributions and impairments are recognized when we determine that an other-than-temporary impairment has occurred.

       Our fixed maturity and short-term investment portfolio was comprised of the following:

	December 31,
	2009	2008

Corporate bonds	69%	66%
U.S. Treasury bills and notes	19	7
Municipal bonds	9	11
Commercial mortgage-backed securities	1
GNMA securities (1)		10
Commercial paper		5
Other securities	2	1

	100%	100%

        (1)
        GNMA securities are mortgage-backed securities issued by the Government National Mortgage Association.

       The following tables present the amortized cost and fair value of our fixed maturity securities, including short-term investments, by credit rating categories as of December 31, 2009 and 2008:

(Dollars in thousands) Total Fixed Maturity Securities	Amortized Cost	Fair Value	Percent of Total Fair Value

December 31, 2009
AAA	$399,085	$400,199	21%
AA	323,690	335,284	18
A	541,194	563,562	30
BBB	386,733	400,471	21
Non-investment grade (1)	189,754	191,914	10

Total	$1,840,456	$1,891,430	100%

December 31, 2008
AAA	$356,534	$364,244	20%
AA	452,153	454,790	24
A	617,987	599,740	33
BBB	325,389	304,635	16
Non-investment grade (1)	172,033	136,325	7

Total	$1,924,096	$1,859,734	100%

(1)
Based on ratings by the National Association of Insurance Commissioners.

       The following table presents the average credit ratings, amortized cost and fair value of our municipal bonds included as a component of the AA category in the table above:

(Dollars in thousands) Municipal Bonds	Average Credit Rating	Amortized Cost	Fair Value

December 31, 2009
Insured by bond insurers (1)	AA	$70,493	$72,995
Pre-refunded (2)	AA to AA+	26,839	28,444
Uninsured	AA- to AA	64,047	66,074

Total	AA	$161,379	$167,513

December 31, 2008
Insured by bond insurers (1)	AA+	$130,486	$128,638
Pre-refunded (2)	AA to AA+	14,894	15,696
Uninsured	AA to AA+	52,748	54,508

Total	AA+	$198,128	$198,842

(1)
Average credit ratings of underlying issuers were AA- in 2009 and A+ to AA- in 2008.

(2)
Pre-refunded municipal bonds in our portfolio are collateralized by investments in U.S. Government securities.

       We diversify our fixed maturity portfolio across a number of industries. The table below sets forth the amortized cost and fair values of fixed maturity securities, including short-term investments, by industry as well as U.S. Government securities at December 31, 2009:

	December 31, 2009
(Dollars in thousands) Total Fixed Maturity Securities
	Amortized Cost		Fair Value

U.S. Government	$366,182	20%	$366,223	19%
Financial	233,042	13	238,300	13
Insurance	183,326	10	188,645	10
Municipal bonds	161,379	9	167,513	9
Food and beverage	112,069	6	115,939	6
Utilities	89,862	5	93,792	5
Petroleum	85,232	5	88,647	5
Communications	78,710	4	81,467	4
Machinery	66,829	4	69,846	4
Pharmaceuticals	59,158	3	62,379	3
Hotels and Casinos	57,858	3	58,255	3
Personal goods	53,355	3	54,997	3
Entertainment	27,249	1	28,794	2
Chemicals	21,403	1	21,788	1
Other (1)	244,802	13	254,845	13

Total	$1,840,456	100%	$1,891,430	100%

(1)
Represents industries comprising less than 1% of our fixed income portfolio.

       The unrealized net gains (losses) on available-for-sale investments reported as a separate component of stockholders' equity were as follows:

	Fixed Maturity Securities, Including Short-term Investments		Equity Securities		Total
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax

December 31, 2009	$50,974	$33,133	$5,100	$3,315	$56,074	$36,448
December 31, 2008	(72,141)	(46,893)	(5,146)	(3,345)	(77,287)	(50,238)
December 31, 2007	1,171	762	17,443	11,338	18,614	12,100

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

       To validate that the values obtained from the independent pricing service are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including, but not limited to a review of approximately 20 valuations obtained from our pricing service each quarter. The securities selected for testing are based on values that vary significantly from the previous week's values, or where values vary significantly from actual trade information or other observable market information. When variances occur that cannot be explained internally, we challenge the prices with our independent pricing service. The pricing service responds to all challenges with either an affirmation or a change in their price. We review and validate the basis for any affirmation in values.

       To validate the methodology and observable market inputs used by our pricing service, we perform various quantitative and qualitative procedures, including but not limited to: 1) a quarterly written confirmation from the independent pricing service regarding changes, if any, to its underlying valuation methodologies, and 2) a semi-annual analysis of the inputs and recalculation and comparison to the outputs of the valuation models used by the independent pricing service for a minimum of 10 securities selected to provide an adequate representation from each of our investment categories for each analysis period.

       Based on the validation procedures noted above, we did not identify any material discrepancies between our values and those provided by the independent pricing service, and we did not adjust the prices provided by our independent pricing services as of December 31, 2009.

       We use mid-market quotes from well recognized market information sources as the basis for the fair value of highly liquid U.S. Government securities (includes U.S. Government Treasury Notes and Bills). We also use market information sources and unadjusted non-binding quotes from broker-dealers to determine the fair value of a small number of our securities that are not priced by our independent pricing service. As of December 31, 2009, we had three fixed income securities with fair values based on non-binding quotes obtained from broker-dealers totaling $20.1 million. To validate that the values obtained from the broker-dealers are reasonable estimates of fair value, we confirm that the non-binding quotes are based on proprietary models that use observable market inputs and trade information for similar securities. The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available, including unobservable market data.

       Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. For over eighteen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary, in addition to issuer specific events. Our adoption of the accounting guidance on "Recognition and Presentation of Other-Than-Temporary Impairments" effective January 1, 2009 amended the determination of other-than-temporary impairments for debt securities, but not for equity securities. For debt securities, the amount of an other-than-temporary impairment related to a credit loss or an impairment on a security we have the intent, at the balance sheet date, to sell before recovery of our cost is recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders' equity in other comprehensive income (loss) with no change to the cost basis of the security. For equity securities, an other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security based on the extent and duration that fair value is below cost, in addition to issuer specific events.

       At December 31, 2009 and 2008, gross unrealized gains and losses in our fixed maturity, including short-term investments, and equity securities were as follows:

	Unrealized
(Dollars in thousands)	Gains	Losses

December 31, 2009
Fixed maturity securities, including short-term investments	$54,895	$(3,921)
Equity securities	5,219	(119)

Total unrealized gains (losses)	$60,114	$(4,040)
Percent of total investment portfolio at fair value	3.0%	0.2%

December 31, 2008
Fixed maturity securities, including short-term investments	$30,277	$(94,639)
Equity securities	1,680	(6,826)

Total unrealized gains (losses)	$31,957	$(101,465)
Percent of total investment portfolio at fair value	1.6%	5.2%

       The table below sets forth information about securities with unrealized losses at December 31, 2009 and 2008:

(Dollars in thousands)	Fixed Maturity Securities, Including Short-term Investments (1)	Equity Securities	Total

December 31, 2009
Securities with unrealized losses less than 20% of cost:
Number of issues	41	6	47
Fair value	$309,946	$763	$310,709
Unrealized losses	(3,921)	(27)	(3,948)
Securities with unrealized losses greater than 20% of cost for a continuous period of less than six months:
Number of issues	none	1	1
Fair value		$254	$254
Unrealized losses		(92)	(92)
Securities with unrealized losses greater than 20% of cost for a continuous period of six months or more:	none	none	none

Total:
Number of issues	41	7	48
Fair value	$309,946	$1,017	$310,963
Unrealized losses	(3,921)	(119)	(4,040)

December 31, 2008
Securities with unrealized losses less than 20% of cost:
Number of issues	135	6	141
Fair value	$817,110	$4,980	$822,090
Unrealized losses	(47,972)	(408)	(48,380)
Securities with unrealized losses greater than 20% of cost for a continuous period of less than six months:
Number of issues	20	3	23
Fair value	$117,449	$11,183	$128,632
Unrealized losses	(46,667)	(6,418)	(53,085)
Securities with unrealized losses greater than 20% of cost for a continuous period of six months or more:	none	none	none

Total:
Number of issues	155	9	164
Fair value	$934,559	$16,163	$950,722
Unrealized losses	(94,639)	(6,826)	(101,465)

(1)
For fixed maturity securities, cost represents amortized cost.

       We believe that our unrealized losses on individual fixed maturity and equity securities at December 31, 2009 are not material and are not indicative of impaired values. We base this conclusion on our current understanding of the issuers of these securities. As of December 31, 2009, we have not made a decision to sell any of these securities and we have adequate liquidity and will not be required to sell before recovery of their cost basis. It is possible that we could recognize future impairments on some securities we owned at December 31, 2009 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

       We may, from time to time, sell invested assets subsequent to the balance sheet date that we did not intend to sell at the balance sheet date. Conversely, we may not sell invested assets that we asserted that we intended to sell at the balance sheet date. Such changes in intent are generally due to events occurring subsequent to the balance sheet date. The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in tax laws or the regulatory environment.

       The scheduled maturity dates for fixed maturity securities, including short-term investments, with unrealized losses at December 31, 2009 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(Dollars in thousands)	Unrealized Losses	Fair Value

Due in 1 year or less	$(66)	$81,590
Due after 1 year through 5 years	(1,932)	154,897
Due after 5 years through 10 years	(1,266)	57,741
Due after 10 years	(657)	15,718

Total	$(3,921)	$309,946

       During 2009, net realized gains were reduced by $19.1 million of impairments on certain securities, with a fair value of $19.6 million at the date of impairment, in accordance with our other-than-temporary impairments accounting policy discussed previously. These securities had unrealized losses continually for six months prior to the impairments. Most of these securities, representing $17.2 million of the impairment charge, were sold during 2009 and we realized gains of $1.7 million at the time of sale. At December 31, 2009, we owned only one impaired security with a credit-related impairment of $1.9 million for which the original non-credit related loss recovered to an unrealized gain and is included in other comprehensive income. During 2008, net realized losses included $23.8 million of impairment losses on certain securities, with a fair value of $16.5 million at the date of impairment, in accordance with our other-than-temporary impairments accounting policy at that time. These securities had unrealized losses continually for six months or had issuer-specific credit and equity events prior to the impairment. All of these impaired securities were sold during 2008 and we realized additional losses of $8.4 million at the time of sale. There were no other-than-temporary impairments in 2007.

       In addition to the other-than-temporary impairments included in net realized gains (losses), the following is a summary of losses realized on the sale of securities, excluding short-term investments, for the periods shown reflecting the period of time that the security had been continuously in an unrealized loss position preceding the sale:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Fixed maturity securities:
Realized losses on sales	$(4,694)	$(12,662)	$(4,289)
Fair value at the date of sale	177,838	499,831	608,325
Number of securities sold	37	30	26
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(251)	$(1,743)	$(1,201)
3-6 months	(551)	(5,552)
6-12 months	(828)	(2,042)	(1,006)
Greater than 12 months	(3,064)	(3,325)	(2,082)

Equity securities:
Realized losses on sales	$(779)	$(8,888)	$(2,252)
Fair value at the date of sale	19,697	36,385	31,743
Number of securities sold	11	22	13
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(72)	$(2,697)	$(1,715)
3-6 months		(2,849)	(375)
6-12 months	(233)	(2,921)	(162)
Greater than 12 months	(474)	(421)

       Sales of investments at a loss result from ongoing portfolio management, and may reflect our response to changes in interest rates, changes in our view of the prospects for an issuer or its industry, or changes in our views about appropriate asset concentrations and allocation. At the time we sold these investments at a loss, the sales were not related to any liquidity needs.

Liquidity and Capital Resources

       The primary needs in managing our liquidity are to ensure that there is adequate cash available in the insurance subsidiaries to pay claims; and to ensure the holding company, Zenith National, has adequate cash to service our debt obligations and pay any dividends declared to our stockholders. The management of capital resources ensures that there is adequate capital to operate our insurance business within the applicable requirements.

  Liquidity

       Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums are invested prior to their use in such disbursements for claims, and investment income provides additional cash flow. During 2009, we increased the investment portfolio liquidity and reduced the maturity length of the portfolio. At December 31, 2009 and 2008, short-term investments and fixed maturity securities maturing within two years in the insurance subsidiaries were $646.1 million and $333.2 million, respectively. We expect to pay our obligations as they become due from our liquid assets.

       The following is a summary of our net cash used in operating activities for the periods shown:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Net cash flow from workers' compensation business	$(120,339)	$(17,516)	$81,688
Net cash flow from assumed reinsurance business	(6,783)	(14,256)	(38,558)
Investment income received	90,557	84,283	91,993
Interest and other expenses paid by parent	(12,018)	(11,328)	(7,025)
Income taxes refunded (paid)	26,538	(66,729)	(138,282)

Net cash used in operating activities	$(22,045)	$(25,546)	$(10,184)

       Net cash flows from our workers' compensation and assumed reinsurance businesses are non-GAAP financial measures that represent the following on a pre-tax basis: premiums collected less losses, loss adjustment expenses, underwriting and other operating expenses paid. The net cash flows from the insurance operations, in addition to investment income received, interest and other expenses paid by our parent company, and income taxes refunded or paid are included in net cash used in operating activities, the most comparable GAAP financial measure.

       Net cash used in operations reflects primarily lower workers' compensation premiums year over year offset by income tax refunds in 2009 compared to income tax payments in 2008 and 2007.

       Our insurance subsidiaries are required to have securities on deposit for the protection of injured workers in accordance with various state laws and regulations, primarily in California, our state of domicile. At December 31, 2009 and 2008, investments with a fair value of $1.0 billion and $1.3 billion, respectively, were on deposit to comply with such regulations. In addition, California laws and regulations place various restrictions on the type and amounts of investments that may be made by our insurance subsidiaries.

       Zenith National requires cash to pay dividends declared to our stockholders, make interest and principal payments on our debt due 2028, fund operating expenses and, from time to time, make capital contributions to Zenith Insurance. Such cash requirements are generally funded in the long run by dividends received from Zenith Insurance and financing activities by Zenith National. Cash and short-term investments of Zenith National were $94.7 million and $82.4 million at December 31, 2009 and 2008, respectively. Zenith National's available invested assets and other sources of liquidity are currently expected to be sufficient to meet its requirements for liquidity in the short-term and long-term.

       Our insurance subsidiaries are subject to insurance regulations, which restrict their ability to distribute dividends. These restrictions are set forth in Note 12 to the Consolidated Financial Statements. In 2010, Zenith Insurance has the ability to pay up to $97.9 million of dividends to Zenith National without prior approval of the California Department of Insurance. Zenith Insurance paid dividends to Zenith National of $110.0 million, $95.0 million and $115.0 million in 2009, 2008, and 2007, respectively. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

       At December 31, 2009, we had a $30.0 million revolving credit agreement with Bank of America, N.A. which will expire February 16, 2010. We do not currently plan to renew this credit agreement because our current sources of liquidity are adequate.

  Capital Resources

       Stockholders' equity is primarily affected by the level of net income, payment of dividends and any fluctuations in the fair values of our investments. Stockholders' equity was approximately $1 billion at December 31, 2009, 2008 and 2007.

       The following table provides a reconciliation of stockholders' equity per share to reflect the impact of net unrealized investment gains (losses) after tax:

	December 31,
(Per outstanding common share)	2009	2008	2007

Stockholders' equity:
Excluding unrealized gains (losses) on investments	$27.28	$28.77	$28.60
Unrealized gains (losses) on investments	0.97	(1.35)	0.33

Stockholders' equity	$28.25	$27.42	$28.93

	Year Ended December 31,
	2009	2008	2007

Cash dividends declared:
Regular	$2.00	$2.00	$1.84
Extra	0.40	0.40	1.00

Total	$2.40	$2.40	$2.84

       Stockholders' equity excluding unrealized gains (losses) on investments per share is a non-GAAP financial measure that represents stockholders' equity per share after tax, but excludes the after tax impact of unrealized gains (losses) on available-for-sale investments. We provide this measure to assist in understanding the impact of the volatility of the financial markets on our stockholders' equity per share. Stockholders' equity per share is the most comparable GAAP financial measure.

       Stockholders' equity per share before stockholders dividends of $2.40 increased by 12% from December 31, 2008 to December 31, 2009 reflecting primarily the increase in the fair value of our available-for-sale investment portfolio. Annual return on average equity was 3.3% in 2009, compared to 8.9% and 22.9% in 2008 and 2007, respectively.

       In our insurance subsidiaries, cash and liquid investments are required to pay claims and expenses and the amount of capital in our insurance subsidiaries can determine how much premium we can write. The principal sources of capital for the insurance subsidiaries are the earnings generated by the workers' compensation and investments segments and contributions of capital by Zenith National. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital. Risk-based capital is used by regulators for financial surveillance purposes and by rating agencies to assign financial strength ratings to our insurance subsidiaries and ratings for the debt issued by Zenith National. Insurance regulations require insurance companies to maintain capital at a minimum of 200% of regulatory risk-based capital. At December 31, 2009, our statutory capital of $979.2 million was approximately 1,500% of regulatory risk-based capital, which was substantially above the required minimum.

       In 2009, the rating agencies affirmed the financial strength of our insurance subsidiaries as follows: A.M. Best Company ("A.M. Best") at A (Excellent), Standard & Poor's Rating Services ("S&P") at A- (Strong), Moody's Investors Service ("Moody's") at A3 (Good) and Fitch Ratings ("Fitch") at A (Strong). Our competitive position is partly determined by these financial strength ratings and therefore we could be affected by a reduction in these ratings. We currently believe that the most influential of these ratings is the rating assigned by A.M. Best. In the A.M. Best rating scheme, ratings of B+ to A++ are considered "Secure" and ratings of B and below are considered "Vulnerable." If a reduction in our A.M. Best rating were to occur, we believe it could impact the amount of business we could write in our workers' compensation segment. In addition to the assigned rating, these rating agencies also provide an accompanying rating outlook for the company. The rating outlook is currently "stable" for the A.M. Best, S&P, Moody's and Fitch ratings.

       From time to time, we may make repurchases of our outstanding shares of common stock or outstanding debt. At December 31, 2009, we were authorized to repurchase up to 929,000 shares of our common stock at prevailing market prices pursuant to a share repurchase program authorized by our Board of Directors. Any purchases are discretionary and can be adequately funded from our existing sources of liquidity. We have not repurchased any material amounts of our common stock under this repurchase program since 2001 and do not expect to repurchase common stock during 2010.

Inflation

       Inflation rates may impact the financial statements and operating results in several areas. Changes in rates of inflation influence interest rates, which in turn impact the market value of the investment portfolio and yields on new investments. Inflation also impacts the portion of losses and loss reserves that relates to hospital and medical expenses and property claims and loss adjustment expenses but not the portion of losses and loss reserves that relates to workers' compensation indemnity payments for lost wages, which are fixed by statute. Adjustments for inflationary impacts are included as part of the continual review of loss reserve estimates. Actuarial account of increases or decreases in costs is considered in setting adequate workers' compensation premium rates, and this is particularly important in the health care area, where hospital and medical inflation rates have historically exceeded general inflation rates. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate.

Contractual Obligations and Contingent Liabilities

       All of our outstanding financing obligations are included in the Consolidated Financial Statements and the accompanying Notes. There are no liquidity or financing arrangements with unconsolidated entities or any off-balance sheet arrangements. Our available invested assets and other sources of liquidity are currently expected to be sufficient to meet our short-term and long-term liquidity requirements.

       The table below sets forth the amounts of our contractual obligations, including interest payable, at December 31, 2009:

	Payments Due by Period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Loss reserves	$278,965	$300,496	$167,646	$443,997	$1,191,104
Policyholders' dividends accrued	5,085	3,548			8,633
Redeemable securities payable	5,002	10,004	10,004	128,523	153,533
Operating lease commitments	8,065	9,656	3,640	497	21,858

Total	$297,117	$323,704	$181,290	$573,017	$1,375,128

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

       Our contractual obligations under the outstanding redeemable securities payable are comprised of $95.0 million of interest payments over the next 20 years and $58.5 million of principal payable in 2028.

       Our commitments and contingencies are disclosed in Note 11 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

       The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Our accounting policies are described in the Notes to the Consolidated Financial Statements, but we believe that the following matters are particularly important to an understanding of our financial statements because changes in these estimates or changes in the assumptions used to make them could have a material impact on the results of operations, financial condition and cash flows.

  Loss Reserve Estimation

       Loss reserve estimates are inherently uncertain because the ultimate amount we pay for many of the claims we have incurred as of the balance sheet date will not be known for many years. The impact of loss reserve developments on the results of operations in each of the years ended December 31, 2009, 2008 and 2007 is discussed in the preceding "Workers' Compensation Segment" and "Loss Reserves" sections. Also included in the "Loss Reserves" section is a discussion of the principal uncertainties considered, the actuarial estimation processes used, the role of management and recent trends and new information considered in establishing our workers' compensation loss reserves estimates.

  Deferred Income Taxes

       The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. At December 31, 2009 and 2008, Zenith recorded net deferred tax assets of $14.4 million and $70.5 million, respectively, including deferred tax assets of $36.6 million and $35.9 million, respectively, attributable to the fact that the Internal Revenue Code requires property and casualty insurance companies to discount the tax deduction for loss reserves. We do not discount loss reserves in our financial statements. We expect that the net deferred tax asset is fully recoverable because all future deductible amounts associated with temporary differences can be offset by taxes previously paid and by anticipated future taxable income, including investment income. If this assumption were to change, any amount of the net deferred tax asset which we could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

  Investment Fair Value

       Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value. Fair values are determined using the market approach, which is based on prices and other relevant information generated by market transactions involving identical or comparable assets. We use an independent pricing service as the primary source of our fair value measures. A small number of our securities are not priced by our independent pricing services and we use non-binding quotes obtained from broker-dealers. The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based in the best information available, including unobservable market data. Valuation of securities is complex and requires considerable judgment. During periods of market volatility, the valuations on certain securities may or may not reflect the values on actual trades at any point in time.

  Investment Write-Downs

       Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. For debt securities, we determine whether a credit impairment has occurred by estimating the present value of cash flows expected to be collected. Considerable judgment is required in determining estimated cash flows for any individual security and we use market observable data as well as management judgment.

Recent Accounting Guidance

       As of December 31, 2009, there were recently issued accounting guidance that we either implemented during the year or will implement in future periods. None of this guidance had or is expected to have a material effect on our consolidated financial condition or results of operations. See Note 2 to the Consolidated Financial Statements for a more complete summary.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

       The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity securities to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. We do not utilize hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but will attempt to mitigate our exposure through active portfolio management. The allocation among various types of securities is adjusted from time to time based on market conditions, credit and liquidity conditions, tax policy, changes in interest rates, and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. We do not engage in securities lending. At December 31, 2009, we did not have sub-prime mortgages, derivative strategies or other credit-enhancement exposures.

       The table below provides information about our financial instruments for which fair values are subject to changes in interest rates. For fixed maturity securities, the table presents fair values of investments held and weighted average interest rates on such investments by expected maturity dates. Such investments include corporate, municipal, mortgage-backed and U.S. Government bonds as well as redeemable preferred stock. For our debt obligations, the table presents cash flows by expected maturity dates (including interest).

	Expected Maturity Date
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

December 31, 2009
Fixed maturity securities:
Fixed rate	$146,328	$197,572	$315,512	$418,380	$214,716	$182,559	$1,475,067
Weighted average interest rate	1.4%	2.0%	3.1%	3.5%	4.3%	6.5%	3.5%
Short-term investments	$416,363						$416,363
Redeemable securities payable	5,002	$5,002	$5,002	$5,002	$5,002	$128,523	153,533

December 31, 2008
Fixed maturity securities:
Fixed rate	$83,553	$91,530	$299,753	$277,147	$307,015	$559,021	$1,618,019
Weighted average interest rate	3.4%	6.6%	4.9%	6.3%	5.6%	7.6%	6.2%
Short-term investments	$241,715						$241,715
Redeemable securities payable	5,002	$5,002	$5,002	$5,002	$5,002	$133,525	158,535

       As shown in the table above, during 2009 we increased our short-term investments and reduced the maturity length of our portfolio. These changes reduce investment income in the short term but provide opportunities for increased income if and when interest rates increase.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Financial Statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009:

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2009 and 2008	54
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	55
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	56
Consolidated Statements of Stockholders' Equity and Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	58
Notes to Consolidated Financial Statements	59

The Following Financial Statement Schedules are filed in Item 15. of PART IV of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Zenith National Insurance Corp.:

       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Zenith National Insurance Corp. and its subsidiaries (collectively, the "Company") at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

       A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Los Angeles, California
February 10, 2010

CONSOLIDATED BALANCE SHEETS

Zenith National Insurance Corp. and Subsidiaries

	December 31,
(Dollars and shares in thousands)	2009	2008

Assets:
Investments:
Fixed maturity securities:
At fair value (amortized cost $1,424,359 in 2009 and $1,479,295 in 2008)	$1,475,067	$1,406,891
At amortized cost (fair value $211,128 in 2008)		203,349
Short-term investments, at fair value (amortized cost $416,097 in 2009 and $241,452 in 2008)	416,363	241,715
Equity securities, at fair value (cost $50,875 in 2009 and $52,888 in 2008)	55,975	47,742
Other investments	55,425	58,297

Total investments	2,002,830	1,957,994
Cash	14,843	10,478
Accrued investment income	20,001	23,147
Premiums receivable	8,901	14,815
Reinsurance recoverables	254,481	285,269
Deferred policy acquisition costs	5,461	7,274
Deferred tax asset	14,425	70,469
Income tax receivable		33,448
Goodwill	20,985	20,985
Other assets	96,317	102,143

Total assets	$2,438,244	$2,526,022

Liabilities:
Unpaid losses and loss adjustment expenses	$1,191,104	$1,274,586
Unearned premiums	33,994	45,226
Policyholders' dividends accrued	8,633	37,253
Redeemable securities payable	58,363	58,357
Income tax payable	1,878
Other liabilities	85,341	87,163

Total liabilities	1,379,313	1,502,585

Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $1 par value, 1,000 shares authorized; none issued or outstanding in 2009 and 2008
Common stock, $1 par value, 100,000 shares authorized; issued 37,482 in 2009 and 45,019 in 2008; outstanding 37,482 in 2009 and 37,324 in 2008	37,482	45,019
Additional paid-in capital	360,464	472,312
Retained earnings	624,537	722,996
Accumulated other comprehensive income (loss)	36,448	(50,238)
Treasury stock, at cost (7,695 shares in 2008) (see Note 12)		(166,652)

Total stockholders' equity	1,058,931	1,023,437

Total liabilities and stockholders' equity	$2,438,244	$2,526,022

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Zenith National Insurance Corp. and Subsidiaries

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007

Revenues:
Net premiums earned	$463,081	$607,327	$738,532
Net investment income	85,514	94,027	114,863
Net realized gains (losses) on investments	36,252	(18,507)	20,353

Total revenues	584,847	682,847	873,748

Expenses:
Losses and loss adjustment expenses incurred	320,001	279,908	252,844
Underwriting and other operating expenses:
Policy acquisition costs	89,100	111,106	123,092
Underwriting and other costs	118,372	127,353	130,776
Policyholders' dividends	103	12,130	(1,090)
Interest expense	5,136	5,154	5,245

Total expenses	532,712	535,651	510,867

Income before tax	52,135	147,196	362,881
Income tax expense	17,735	51,896	128,981

Net income	$34,400	$95,300	$233,900

Net income per common share:
Basic	$0.91	$2.56	$6.31
Diluted	0.91	2.55	6.27

Net realized gains (losses) on investments, before tax
Other-than-temporary impairment losses:
Total impairment losses on fixed maturity securities	$(19,424)
Non-credit portion of impairment losses on fixed maturity securities recognized in other comprehensive income	8,762

Other-than-temporary impairment losses on fixed maturity securities	(10,662)	$(13,224)
Other-than-temporary impairment losses on equity securities	(8,418)	(10,606)
Other net realized gains	55,332	5,323	$20,353

Net realized gains (losses) on investments, before tax	$36,252	$(18,507)	$20,353

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Zenith National Insurance Corp. and Subsidiaries

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Cash flows from operating activities:
Premiums collected	$475,515	$615,993	$756,123
Investment income received	90,557	84,283	91,993
Losses and loss adjustment expenses paid	(375,319)	(398,162)	(435,409)
Underwriting and other operating expenses paid	(234,242)	(255,804)	(279,415)
Interest paid	(5,094)	(5,127)	(5,194)
Income taxes refunded (paid)	26,538	(66,729)	(138,282)

Net cash used in operating activities	(22,045)	(25,546)	(10,184)

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(1,039,551)	(982,269)	(493,906)
Fixed maturity securities held-to-maturity			(48,602)
Equity securities available-for-sale	(52,904)	(114,505)	(96,304)
Other investments	(6,147)	(38,090)	(14,069)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities available-for-sale	88,980	95,386	131,969
Fixed maturity securities held-to-maturity		26,000	23,852
Other investments	11,582	1,528	3,885
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	1,245,470	768,957	276,103
Equity securities available-for-sale	48,003	116,270	122,730
Net (increase) decrease in short-term investments	(172,959)	252,842	217,275
Capital expenditures and other	(5,356)	(7,043)	(12,929)

Net cash provided by investing activities	117,118	119,076	110,004

Cash flows from financing activities:
Cash dividends paid to common stockholders	(90,717)	(90,361)	(100,734)
Excess tax benefit on stock-based compensation	9	376	341
Proceeds from exercise of stock options			196

Net cash used in financing activities	(90,708)	(89,985)	(100,197)

Net increase (decrease) in cash	4,365	3,545	(377)
Cash at beginning of year	10,478	6,933	7,310

Cash at end of year	$14,843	$10,478	$6,933

The accompanying notes are an integral part of these financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Zenith National Insurance Corp. and Subsidiaries

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Reconciliation of net income to net cash used in operating activities:
Net income	$34,400	$95,300	$233,900
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	8,119	8,376	9,451
Net amortization (accretion)	1,734	(6,634)	(20,912)
Net realized (gains) losses on investments	(36,252)	18,507	(20,353)
(Increase) decrease in:
Accrued investment income	3,501	(1,706)	(1,989)
Premiums receivable	6,477	6,755	15,310
Reinsurance recoverables	30,771	60,795	(110,394)
Deferred policy acquisition costs	1,813	2,264	3,079
Net income taxes payable (receivable)	44,273	(16,034)	(9,301)
(Decrease) increase in:
Unpaid losses and loss adjustment expenses	(83,482)	(178,784)	(68,910)
Unearned premiums	(11,232)	(16,724)	(21,042)
Policyholders' dividends accrued	(28,620)	(2,247)	(17,572)
Accrued expenses	(2,905)	(2,276)	(12,827)
Other	9,358	6,862	11,376

Net cash used in operating activities	$(22,045)	$(25,546)	$(10,184)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Zenith National Insurance Corp. and Subsidiaries

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009		2008	2007

Preferred stock, $1 par value:		None	None	None
Common stock, $1 par value:
Beginning of year		$45,019	$44,802	$44,722
Restricted stock vested		158	148	71
Treasury stock retirement (see Note 12)		(7,695)
Conversion of Convertible Senior Notes payable			69
Exercise of stock options				9

End of year		$37,482	$45,019	$44,802

Additional paid-in capital:
Beginning of year		$472,312	$464,932	$459,103
Recognition of stock-based compensation expense		5,455	5,995	5,223
Excess tax (short-fall) benefit on stock-based compensation		(413)	162	419
Treasury stock retirement (see Note 12)		(116,890)
Conversion of Convertible Senior Notes payable			1,223
Exercise of stock options				187

End of year		$360,464	$472,312	$464,932

Retained earnings:
Beginning of year		$722,996	$718,175	$590,715
Net income		34,400	95,300	233,900
Cash dividends declared to common stockholders		(90,792)	(90,479)	(106,440)
Treasury stock retirement (see Note 12)		(42,067)

End of year		$624,537	$722,996	$718,175

Accumulated other comprehensive (loss) income:
Beginning of year		$(50,238)	$12,100	$12,832
Net change in unrealized losses (gains) on available-for-sale investments, net of tax and reclassification adjustment		86,005	(62,338)	(732)
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax		681

End of year		$36,448	$(50,238)	$12,100

Treasury stock, at cost:
Beginning of year		$(166,652)	$(166,652)	$(166,652)
Treasury stock retirement (see Note 12)		166,652

End of year	$		$(166,652)	$(166,652)

Total stockholders' equity		$1,058,931	$1,023,437	$1,073,357

Cash dividends declared per common share		$2.40	$2.40	$2.84

Stockholders' equity per outstanding common share		$28.25	$27.42	$28.93

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Zenith National Insurance Corp. and Subsidiaries

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Net income	$34,400	$95,300	$233,900
Other comprehensive income (loss), net of tax:
Net change in unrealized losses (gains) on available-for-sale investments, net of tax	86,005	(62,338)	(732)
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax	681

Total other comprehensive income (loss)	86,686	(62,338)	(732)

Comprehensive income	$121,086	$32,962	$233,168

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Operations

  Basis of presentation

       The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include Zenith National Insurance Corp. ("Zenith National") and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

  Organization and operations

       Zenith National is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company ("Zenith Insurance")), in the workers' compensation insurance business, nationally. In September 2005, we exited the assumed reinsurance business; however, we will be paying our assumed reinsurance claims for several years. The results of the reinsurance segment, principally consisting of changes to loss estimates, if any, and direct expenses, will continue to be included in the results of continuing operations. In addition to the workers' compensation and reinsurance segments, we have an investments segment (see Note 15).

  Use of Estimates

       GAAP requires the use of assumptions and estimates in reporting certain assets and liabilities and related disclosures. Actual results could differ from those estimates.

  Subsequent events

       We evaluated subsequent events through the date and time the Consolidated Financial Statements were issued on February 10, 2010.

  Reclassifications

       Certain prior year amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Note 2. Summary of Accounting Policies

Investments

       Our investments in fixed maturity and equity securities and short-term investments are classified into the following three categories: 1) held-to-maturity — those securities which by their terms must be redeemed by the issuing company and that we have the positive intent and ability to hold to maturity are reported at amortized cost; 2) trading — those securities that are held principally for the purpose of selling in the near term are reported at fair value with unrealized gains and losses included in earnings; and 3) available-for-sale — those securities not classified as either held-to-maturity or trading are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of tax. There were no investments classified as held-to-maturity at December 31, 2009 and no investments classified as trading at December 31, 2009 and 2008. The majority of held-to-maturity investments at December 31, 2008 were mortgage-backed securities issued by the Government National Mortgage Association ("GNMA") which were reclassified to available-for-sale and sold during 2009 (see Note 3).

       Other investments are comprised of interests in partnerships and limited liability companies managed by professionals and related to alternative energy, investing and trading securities, privately-held educational investments and entertainment assets. These investments are recorded at cost if our ownership is minor and we do not have significant operating and financial influence, otherwise the investments are recorded at our share of the net asset value. At December 31, 2009, the net asset values exceeded the carrying values by approximately $10 million, which is not reflected in the carrying values of our investments or in our equity. Gains from the cost-based investments are recognized when we receive distributions and impairments are recognized when we determine that an other-than-temporary impairment has occurred.

       Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. For over eighteen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary, in addition to issuer specific events. Our adoption of the accounting guidance on "Recognition and Presentation of Other-Than-Temporary Impairments" effective January 1, 2009 amended the determination of other-than-temporary impairments for debt securities, but not for equity securities. For debt securities, the amount of an other-than-temporary impairment related to a credit loss or an impairment on a security we have the intent, at the balance sheet date, to sell before recovery of our cost is recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders' equity in other comprehensive income (loss) with no change to the cost basis of the security. For equity securities, an other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security based on the extent and duration that fair value is below cost, in addition to issuer specific events.

       In determining whether a credit loss existed on debt securities with other-than-temporary impairments as of each balance sheet date, we estimated the present value of cash flows expected to be collected from the fixed maturity securities. Considerable judgment is required in determining estimated cash flows for any individual security and we use market observable data as well as management judgment. The cash flow estimates incorporate our assumption regarding the probability of default, and the timing and amount of recoveries associated with a default. We develop our estimates using information based on market observable data such as industry analysts' reports and forecasts, analysis of investment yield spreads to comparable peer company securities where there are no indications of credit related impairments, analysis of credit default swap spreads and other data relevant to the collectability of a security.

       Investment income is recorded when earned. Realized capital gains and losses are calculated based on the cost of securities sold which is determined by the "identified cost" method.

Cash

       Cash includes demand deposits with financial institutions.

Recognition of Property-Casualty Revenue and Expense

  Revenue Recognition

       The consideration paid for an insurance policy is generally known as a "premium." Premiums billed to and paid by our policyholders are the revenues attributable to our workers' compensation segment. Premiums are billed and collected according to policy terms, predominantly in the form of installments during the policy period. Premiums are earned pro-rata over the terms of the policies. Billed premiums applicable to the unexpired terms of policies in-force are recorded in the accompanying consolidated balance sheets as a liability for unearned premiums. Premiums exclude policyholder surcharges primarily attributable to California business, which generally represent state insolvency fund assessments. These insolvency fund assessments are generally paid in advance to the various state agencies and subsequently collected from policyholders in the form of a surcharge, and do not affect our results of operations.

  Workers' Compensation Premiums

       Workers' compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience-based modification factor and a debit or credit applied by our underwriters based upon individual risk characteristics. An audit of the policyholders' records is conducted after policy expiration to make a final determination of applicable premiums. Included with premiums earned is an estimate for the impact of final audit premiums. We can estimate this adjustment because we keep track, by policy, of how much additional premium is billed or refunded in final audit invoices as a percentage of the original estimated amount that was billed. We use the historical percentage and current trends to estimate the probable amount to be billed or refunded as of the balance sheet date. At times, such as 2009 during a recessionary period where payrolls are declining during policy periods, we may have billed more premium than is actually owed and we establish a liability for the estimated amount to be refunded to our policyholders. Included in other liabilities was $4.2 million at December 31, 2009 for estimated amounts to be refunded to our policyholders. Included in premiums receivable was $2.2 million at December 31, 2008 for estimated additional amounts to be billed to our policyholders.

       Any amounts receivable for billed premiums are charged-off if they are submitted to our in-house legal collections department. An estimate of amounts that are likely to be charged-off is established as an allowance for doubtful accounts as of the balance sheet date. The estimate is comprised of any specific accounts that are past due and are considered probable to be charged-off and a provision against remaining accounts receivable based on historical charge-off data. Premiums receivable are reported net of an allowance for estimated uncollectible premium amounts which was $620,000 and $550,000 at December 31, 2009 and 2008, respectively.

       We have written a relatively small number of workers' compensation policies that are retrospectively rated. Under this type of policy, subsequent to policy expiration, the policyholder may be entitled to a refund or may owe additional premium based on the amount of losses sustained under the policy. These retrospective premium adjustments are limited in the amount by which they increase or decrease the standard amount of premium applicable to the policy. We can estimate these retrospective premium adjustments because we know the underlying loss experience of the policies involved. The estimated liability for return of premiums under retrospectively rated workers' compensation policies included in unearned premiums was $1.5 million and $4.1 million at December 31, 2009 and 2008, respectively.

  Assumed Reinsurance Premiums

       Reinsurance contracts covering catastrophe losses were customarily written to provide reinsurance for losses associated with one catastrophic event with a provision to reinstate the contract for the unexpired term of the original contract. An additional premium, called a reinstatement premium, is due in consideration of the reinstatement which gets adjusted and earned as losses develop over time.

  Losses and Loss Adjustment Expenses Incurred

       Losses and loss adjustment expenses incurred in the accompanying consolidated statements of operations include provisions for the amount we expect to ultimately pay for all reported and unreported claims for the applicable periods. Loss adjustment expenses are the expenses applicable to the process of administering, settling and investigating claims, including legal expenses.

       Estimates of losses from environmental and asbestos related claims are included in overall loss reserves and to date have not been material.

  Unpaid Losses and Loss Adjustment Expenses

       The liabilities for unpaid losses and loss adjustment expenses ("loss reserves") in the accompanying consolidated balance sheets are estimates of the unpaid amounts that we expect to pay for the ultimate cost of reported and unreported claims as of the balance sheet date. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of ultimate liability. We perform a comprehensive review of our loss reserves at the end of every quarter. Estimating loss reserves is a complex process that involves a combination of actuarial techniques and methods and management judgment to establish the most reasonable estimate of loss reserves. Any resulting adjustments to loss reserves are reflected in our Consolidated Statements of Operations in the period in which the change is made.

       When losses are reported to us, we establish individual estimates of the ultimate cost of the claims, known as "case reserves." These case reserves are continually monitored and revised in response to new information and for amounts paid. Our actuaries use this information about reported claims in some of their estimation techniques. In estimating our total loss reserves, we make provision for two types of loss development. At the end of any calendar period, there are a number of claims that have not yet been reported but will arise out of accidents that have already occurred. These are referred to in the insurance industry as incurred but not reported ("IBNR") claims and our loss reserves contain an estimate for IBNR claims. In addition to this provision for late reported claims, we also have to estimate, and make provision for, the extent to which the case reserves on known claims may also develop. These types of reserves are referred to in the insurance industry as "bulk" reserves. Our loss reserves make provision for both IBNR and bulk reserves in total, but not separately.

       The principal uncertainty in our workers' compensation loss reserve estimates at this time is the trend of increasing claim costs, particularly medical. In estimating loss reserves, our actuaries consider medical costs by evaluating longer term trends. The additional uncertainties considered in estimating ultimate loss costs include the ultimate number of expensive cases and the length of time required to settle long-term expensive cases. Expensive claims are those involving permanent disability of an injured worker and are paid over many years. The ultimate costs of expensive claims are difficult to estimate because of such factors as the on-going and possibly increasing need for medical care, length of disability, life expectancy and benefits for dependents.

       We believe our loss reserve estimates are adequate. However, the ultimate losses will not be known with any certainty for several years. We assume that increasing medical cost trends will continue and will impact our long-term claim costs and loss reserves. We will continue to evaluate our loss reserve estimates every quarter to reflect the most current data and judgments.

  Deferred Policy Acquisition Costs

       Policy acquisition costs, consisting of agent commissions, premium taxes and certain other underwriting costs that vary with, and are primarily related to, the production of new or renewal business are deferred and amortized as the related premiums are earned.

       A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and policy maintenance costs exceeds the remaining premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. We do not consider anticipated investment income when determining if a premium deficiency exists. Our estimates indicate that there was no premium deficiency at December 31, 2009 or 2008.

  Policyholders' Dividends

       Most of our workers' compensation policies are non-participating; however, we issue certain policies in which the policyholder may participate in favorable claims experience through a dividend. An estimated provision for workers' compensation policyholders' dividends is accrued as the related premiums are earned. Such dividends do not become a fixed liability unless and until declared by the respective Boards of Directors of our insurance subsidiaries. The dividend to which a policyholder may be entitled is set forth in the policy and is related to the amount of losses sustained under the policy. Dividends are calculated after policy expiration (usually at 6 months and 18 months after expiration). We are able to estimate any liability we may have because we know the underlying loss experience of the policies we have written with dividend provisions and can estimate future dividend payments from the policy terms.

       In addition, Florida statutes require payment of additional dividends to policyholders pursuant to a formula based on underwriting results. At December 31, 2008, we accrued approximately $20 million for Florida dividends payable for prior accident years. During 2009, we reduced our estimated Florida policyholders' dividends for prior accident years by $11.1 million based on our actual filing with the Florida Department of Insurance and paid the remaining amount to our policyholders.

  State Guarantee Fund Assessments

       State guarantee funds ("Guarantee Funds") exist to ensure that policyholders (holders of direct insurance policies but not of reinsurance policies) receive payment of their claims if insurance companies become insolvent. The Guarantee Funds are funded primarily by statutorily prescribed assessments they bill to insurance companies doing business in their states. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Upon the insolvency of an insurance company, the Guarantee Funds become primarily liable for the payment of the insolvent company's liabilities to policyholders. The declaration of an insolvency establishes the presumption that assessments by the Guarantee Funds are probable. We write workers' compensation insurance in many states in which unpaid workers' compensation liabilities are the responsibility of the Guarantee Funds and have received, and expect to continue to receive, Guarantee Fund assessments, some of which may be based on a certain amount of the premiums we have already earned as of December 31, 2009.

       We recorded an estimate of $6.4 million and $6.6 million for our expected liability at December 31, 2009 and 2008, respectively, for Guarantee Fund assessments. We did not incur material amounts of estimated expense for Guarantee Fund assessments in 2009, 2008 and 2007. We expect that we will continue to receive and accrue Guarantee Fund assessments; and the ultimate impact of such assessments will depend upon the amount and timing of the assessments and of any recoveries to which we are entitled.

Reinsurance Ceded

       In the ordinary course of business and in accordance with general insurance industry practices, we purchase excess of loss reinsurance to protect us against the impact of large, irregularly occurring losses in the workers' compensation segment. Such reinsurance reduces the magnitude of such losses on net income and the capital of Zenith Insurance. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance agreement. We monitor the financial condition of our reinsurers and do not believe that we are currently exposed to any material credit risk through our ceded reinsurance arrangements because most of our reinsurance is recoverable from large, well-capitalized reinsurance companies.

       Premiums earned and losses and loss adjustment expenses incurred are stated in the accompanying Consolidated Statements of Operations after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for IBNR losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and loss adjustment expenses are not recoverable from the reinsurer until such losses are paid. Receivable from reinsurers on unpaid losses and loss adjustment expenses amounted to $245.3 million and $279.4 million at December 31, 2009 and 2008, respectively.

       In 1998, Zenith Insurance acquired substantially all of the assets and certain liabilities of RISCORP, Inc. and certain of its subsidiaries (collectively, "RISCORP") related to its workers' compensation business. Also, in 1998, we entered into an aggregate excess of loss reinsurance agreement which provides ceded reinsurance for unpaid losses assumed by Zenith Insurance from RISCORP up to $50.0 million in excess of $182.0 million. Receivable from reinsurers on unpaid losses and loss adjustment expenses at December 31, 2009 and 2008 includes recoverable under such insurance of $10.6 million and $13.0 million, respectively, which is fully secured by an investment grade security held in a trust account. The deferred benefit associated with such reinsurance was $4.2 million and $4.5 million at December 31, 2009 and 2008, respectively.

Properties and Equipment

       Properties and equipment used in operations, including certain costs incurred to develop and obtain computer software, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis using the following useful lives: buildings — 10 to 40 years; and other property and equipment — 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Additions and improvements to buildings and other fixed assets are capitalized and depreciated over the useful lives of the properties and equipment. Upon disposition, the asset cost and related depreciation are removed from the accounts and the resulting gain or loss is included in income.

Intangible Assets

       At December 31, 2009 and 2008, goodwill from acquisitions was $21.0 million, of which $19.0 million is included in assets of the workers' compensation segment with the remaining $2.0 million included in parent assets. Other than goodwill, we had no intangible assets at December 31, 2009 or 2008. We test goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is an operating segment or a unit one level below the operating segment. The impairment tests include a comparison of the carrying amount of goodwill to the present value of future cash flows of both our workers' compensation segment and our Florida workers' compensation business operation, a reporting unit. The fair value, estimated based on Zenith National's common stock price and present value techniques, of the reporting unit exceeded its carrying amount as of December 31, 2009, therefore, goodwill of the reporting unit is not considered impaired.

Restricted Stock

       Under a restricted stock plan approved by our stockholders ("Restricted Stock Plan"), non-employee Directors and key employees are awarded shares of Zenith National's common stock with restricted ownership rights. Shares granted to non-employee Directors vest on each of the first three anniversaries of the grant date in equal amounts. Shares granted to employees prior to 2009 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. Beginning in 2009, restricted stock awards to key employees can vest either based on the passage of time or based on performance criterion. The performance-based awards will vest only upon the determination that the average combined ratio for our workers' compensation segment for the three calendar years following the date of grant is at least five percentage points below the average statutory combined ratio for the workers' compensation industry for the same period. Restricted stock is generally forfeited by employees who terminate employment prior to vesting.

       The fair value of restricted stock awards is measured using the closing price of Zenith National's common stock on the grant date. Compensation expense is recognized ratably over the vesting period for time-based restricted stock awards. For performance-based awards, compensation expense is not recognized until it is probable that the performance criteria will be met. At that time, an expense for the pro-rated amount from the date of grant is recognized with the remaining amount recognized over the remaining vesting period of the awards.

Foreign Currency Translation

       The fair value of any foreign investments in our investment portfolio includes a component to reflect the fair value in United States dollars.

Recent Accounting Guidance

       We adopted the following accounting guidance in 2009, none of which had a material effect, if any, on our year-end consolidated financial position or results of operations.

  Other-Than-Temporary Impairments

       In April 2009, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective January 1, 2009 (see Note 3). There were no impairments previously recognized on debt securities we owned at December 31, 2008; therefore, there was no cumulative effect adjustment to retained earnings or other comprehensive loss as a result of adopting this guidance (see Note 3).

  Additional Fair Value Measurement Guidance

       In April 2009, the FASB issued guidance on "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly." Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective January 1, 2009.

  Disclosure about Fair Value of Financial Instruments

       In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim and annual financial statements which was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective January 1, 2009 (see Note 4).

  Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

       In June 2008, the FASB issued guidance that clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method. It also requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and required a company to retrospectively adjust its earnings per share data (see Note 13).

  Recognized and Non-Recognized Subsequent Events

       In May 2009, the FASB issued guidance that is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance was effective for periods ending after June 15, 2009.

  Accounting Standards Codification

       In June 2009, the FASB issued guidance that established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for periods ending after September 15, 2009.

  Investments in Entities that Calculate Net Asset Value per Share

       In September 2009, the FASB issued updated guidance for the fair value measurement of alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value ("NAV") as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments and was effective for financial statements issued in the period ending after December 15, 2009.

       The following accounting guidance will be adopted in 2010, and is not expected to have a material impact, if any, on our consolidated financial position or results of operations.

  Amendments to Accounting for Variable Interest Entities

       In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative; 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity; and 3) requires additional disclosures about an enterprise's involvement in variable interest entities. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.

Note 3. Investments

       The cost or amortized cost, fair value and carrying value of available-for-sale investments at December 31, 2009 and held-to-maturity and available-for-sale investments at December 31, 2008 were as follows:

		Gross Unrealized
	Cost or Amortized Cost
				Fair Value	Carrying Value
(Dollars in thousands)		Gains	(Losses)

December 31, 2009
Available-for-sale investments
Fixed maturity securities:
Corporate debt	$1,218,304	$47,809	$(3,211)	$1,262,902	$1,262,902
State and local government debt	161,379	6,309	(175)	167,513	167,513
Redeemable preferred stocks	26,853	477	(477)	26,853	26,853
Commercial mortgage-backed securities	11,821		(54)	11,767	11,767
U.S. Government debt	3,341	4	(1)	3,344	3,344
Foreign government debt	2,661	27		2,688	2,688

Total fixed maturity securities	1,424,359	54,626	(3,918)	1,475,067	1,475,067
Short-term investments	416,097	269	(3)	416,363	416,363
Equity securities	50,875	5,219	(119)	55,975	55,975

Total available-for-sale investments	$1,891,331	$60,114	$(4,040)	$1,947,405	$1,947,405

December 31, 2008
Available-for-sale investments
Fixed maturity securities:
Corporate debt	$1,280,354	$18,058	$(90,480)	$1,207,932	$1,207,932
State and local government debt	175,516	3,450	(3,214)	175,752	175,752
Redeemable preferred stocks	4,505		(892)	3,613	3,613
Mortgage-backed securities (1)	14,866	638		15,504	15,504
U.S. Government debt	4,054	36		4,090	4,090

Total fixed maturity securities	1,479,295	22,182	(94,586)	1,406,891	1,406,891
Short-term investments	241,452	273	(10)	241,715	241,715
Equity securities	52,888	1,680	(6,826)	47,742	47,742

Total available-for-sale investments	$1,773,635	$24,135	$(101,422)	$1,696,348	$1,696,348

Held-to-maturity investments
Fixed maturity securities:
State and local government debt	$22,612	$521	$(43)	$23,090	$22,612
Mortgage-backed securities (1)	175,737	7,285		183,022	175,737
Foreign government debt	5,000	16		5,016	5,000

Total held-to-maturity investments	$203,349	$7,822	$(43)	$211,128	$203,349

(1)
GNMA's

       At December 31, 2009, all of the investments in fixed maturity securities and short-term investments were classified as available-for-sale securities compared to 89% at December 31, 2008. We reclassified our entire held-to-maturity investment portfolio to available-for-sale during the first quarter 2009 because we determined that we no longer had the positive intent to hold these securities to maturity as a result of the unprecedented events in the financial markets which caused market and economic risks that were not present at the time we elected to hold these securities to maturity. In March 2009, we sold all of our GNMA securities, most of which were originally classified as held-to-maturity, resulting in a realized gain of $8.8 million before tax.

       Fixed maturity securities, including short-term investments, by contractual maturity were as follows at December 31, 2009:

(Dollars in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$558,609	$561,680
Due after 1 year through 5 years	1,092,361	1,137,270
Due after 5 years through 10 years	136,072	138,941
Due after 10 years	53,414	53,539

Total	$1,840,456	$1,891,430

       Mortgage-backed securities are shown as being due at their average expected maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. As described in Note 2, we continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.

       During 2009, net realized gains were reduced by $19.1 million of impairments on certain securities, with a fair value of $19.6 million at the date of impairment, in accordance with our other-than-temporary impairments accounting policy discussed previously. These securities had unrealized losses continually for six months prior to the impairments. Most of these securities, representing $17.2 million of the impairment charge, were sold during 2009 and we realized gains of $1.7 million at the time of sale. At December 31, 2009, we owned only one impaired security with a credit-related impairment of $1.9 million for which the original non-credit related loss recovered to an unrealized gain and is included in other comprehensive income. During 2008, net realized losses included $23.8 million of impairment losses on certain securities, with a fair value of $16.5 million at the date of impairment, in accordance with our other-than-temporary impairments accounting policy at that time. These securities had unrealized losses continually for six months or had issuer-specific credit and equity events prior to the impairment. All of these impaired securities were sold during 2008 and we realized additional losses of $8.4 million at the time of sale. There were no other-than-temporary impairments in 2007.

       Included in the $19.1 million other-than-temporary impairments recognized in 2009, were credit related impairments of $9.7 million for two corporate debt securities based on estimated cash flows as of March 31, 2009. We determined the estimated cash flows at 60% of par value for one of the debt securities and 90% of par value for the other debt security, and discounted the cash flows using the effective interest rate of 6.60% and 5.49% implicit in the two debt securities at the date of acquisition.

       The following table presents the change in other-than-temporary credit related impairments before tax recognized in earnings:

(Dollars in thousands)

Beginning balance for securities owned as of December 31, 2008	$0
Not previously recognized	9,700
Reduction for securities sold subsequent to impairment	(7,840)

Ending balance for securities owned as of December 31, 2009	$1,860

       The following table presents the fair value of securities classified as available-for-sale with unrealized losses, aggregated by investment category and length of time the securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

(Dollars in thousands)	Fair Value	Unrealized Losses	Number of Issues

December 31, 2009
Less than 12 months:
Corporate debt	$114,825	$(720)	20
State and local government debt	17,705	(175)	4
Commercial mortgage-backed securities	11,767	(54)	2
U.S. Government debt	1,120	(1)	1
Short-term investments	77,653	(3)	2
Equity securities	763	(27)	6

Total less than 12 months	$223,833	$(980)	35

Greater than 12 months:
Corporate debt	$82,848	$(2,491)	10
Redeemable preferred stocks	4,028	(477)	2
Equity securities	254	(92)	1

Total greater than 12 months	$87,130	$(3,060)	13

Total available-for-sale:
Corporate debt	$197,673	$(3,211)	30
State and local government debt	17,705	(175)	4
Redeemable preferred stocks	4,028	(477)	2
Commercial mortgage-backed securities	11,767	(54)	2
U.S. Government debt	1,120	(1)	1
Short-term investments	77,653	(3)	2
Equity securities	1,017	(119)	7

Total available-for-sale	$310,963	$(4,040)	48

December 31, 2008
Less than 12 months:
Corporate debt	$640,894	$(57,606)	120
State and local government debt	67,330	(3,214)	18
Redeemable preferred stocks	2,956	(644)	1
Short-term investments	112,435	(10)	1
Equity securities	16,163	(6,826)	9

Total less than 12 months	$839,778	$(68,300)	149

Greater than 12 months:
Corporate debt	$107,060	$(32,874)	13
Redeemable preferred stocks	657	(248)	1

Total greater than 12 months	$107,717	$(33,122)	14

Total available-for-sale:
Corporate debt	$747,954	$(90,480)	133
State and local government debt	67,330	(3,214)	18
Redeemable preferred stocks	3,613	(892)	2
Short-term investments	112,435	(10)	1
Equity securities	16,163	(6,826)	9

Total available-for-sale	$947,495	$(101,422)	163

       The unprecedented events in the capital and credit markets resulted in extreme volatility and disruption to the financial markets over the past two years. The fair value of our available-for-sale investment portfolio improved from a net unrealized loss before tax of $77.3 million at December 31, 2008 to a net unrealized gain before tax of $56.1 million at December 31, 2009, an increase of $133.4 million. This change in fair value of investments classified as available-for-sale resulted in an increase in stockholders' equity of $86.7 million after tax for the year ended December 31, 2009 compared to a decrease of $62.3 million after tax for the comparable period in 2008. Our internal investments department manages our investment portfolio and for the most part we do not rely on external portfolio managers. We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates, as well as changes in the credit quality and liquidity of the companies in which we have invested or changes in general economic and market conditions.

       The change in unrealized gains (losses) on our available-for-sale investment portfolio was as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Change in unrealized gains (losses) on available-for-sale investments:
Fixed maturity securities, including short-term investments	$123,115	$(73,312)	$10,733
Equity securities	10,246	(22,589)	(11,861)

Total change in unrealized gains (losses):
Before tax	$133,361	$(95,901)	$(1,128)
After tax	86,686	(62,338)	(732)

       We believe that our unrealized losses on individual fixed maturity and equity securities at December 31, 2009 are not material and are not indicative of impaired values. We base this conclusion on our current understanding of the issuers of these securities. As of December 31, 2009, we have not made a decision to sell any of these securities and we have adequate liquidity and will not be required to sell before recovery of their cost basis. It is possible that we could recognize future impairments on some securities we owned at December 31, 2009 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

       We may, from time to time, sell invested assets subsequent to the balance sheet date that we did not intend to sell at the balance sheet date. Conversely, we may not sell invested assets that we asserted that we intended to sell at the balance sheet date. Such changes in intent are generally due to events occurring subsequent to the balance sheet date. The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in tax laws or the regulatory environment.

       Net realized gains (losses) on our investments included the following components:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Sales of fixed maturity securities, including short-term investments	$49,792	$(390)	$667
Sales of equity securities	1,151	5,035	17,642
Distributions from partnerships and limited liability companies	3,882	672	1,922
WorldCom settlement and other	507	6	122
Other-than-temporary impairment losses on fixed maturity securities	(10,662)	(13,224)
Other-than-temporary impairment losses on equity securities	(8,418)	(10,606)

Net realized gains (losses) on investments	$36,252	$(18,507)	$20,353

       The gross realized gains and the gross realized losses on sales of fixed maturity and equity securities were as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Gross realized gains	$56,416	$26,195	$24,850
Gross realized losses	(5,473)	(21,550)	(6,541)

       Net investment income before tax was as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Fixed maturity securities	$87,329	$85,824	$82,417
Short-term investments	2,247	8,870	29,716
Equity securities	1,061	2,928	8,045
Other	2,029	3,189	508

Subtotal	92,666	100,811	120,686
Investment expenses	(7,152)	(6,784)	(5,823)

Net investment income	$85,514	$94,027	$114,863

       Net investment income from equity securities in the years ended December 31, 2008 and 2007 include a $1.1 million and $7.3 million, respectively, cash dividend from an equity security investment.

       Investments with a fair value of $1.0 billion and $1.3 billion at December 31, 2009 and 2008, respectively, were on deposit with regulatory authorities in compliance with insurance company regulations.

Note 4. Fair Value Measurements

       Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments and is recorded at fair value in the accompanying Consolidated Balance Sheets.

       Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets ("market approach"). We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

       Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity ("observable inputs") and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances ("unobservable inputs"). The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of each instrument at the measurement date. The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three hierarchy levels are defined as follows:

       Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair values of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that were readily and regularly available in an active market. Our Level 1 category includes publicly traded equity securities; highly liquid U.S. Government notes and treasury bills; GNMA's (at December 31, 2008); highly liquid cash management funds; and short-term certificates of deposit.

       Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity securities and short-term investments included in the Level 2 category were based on market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. Our Level 2 category includes corporate bonds, foreign government bonds, municipal bonds, short-term commercial paper (at December 31, 2008), redeemable preferred stocks and certain publicly traded common stocks with no trades on the measurement date.

       Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment. The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available. The estimated fair values of Level 3 equity securities consist primarily of the following: 1) An equity security of a company based in the United Kingdom with a fair value approximating its net asset value because a significant portion of the net asset value, excluding cash balances, is comprised of real estate holdings supported by appraisals. The estimated fair value for this investment also includes foreign currency fluctuations and considers the value of an unrecognized tax loss carry forward. 2) A fixed maturity security representing our participation in a commercial senior secured term loan. The fair value of this fixed maturity security was determined internally based on a non-binding broker quote and other unobservable inputs.

       The following table presents our available-for-sale investments measured at fair value on a recurring basis as of December 31, 2009 and 2008 classified by valuation hierarchy discussed previously:

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2009
Fixed maturity securities	$3,344	$1,461,200	$10,523	$1,475,067
Short-term investments	375,598	40,765		416,363
Equity securities	24,709		31,266	55,975

Total	$403,651	$1,501,965	$41,789	$1,947,405

December 31, 2008
Fixed maturity securities	$19,594	$1,377,866	$9,431	$1,406,891
Short-term investments	145,883	95,832		241,715
Equity securities	19,394		28,348	47,742

Total	$184,871	$1,473,698	$37,779	$1,696,348

       The following table presents changes in our Level 3 fixed maturity and equity securities measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	Fixed Maturity Securities	Equity Securities

Balance at December 31, 2007		$38,350
Purchases	$9,404
Realized and unrealized gains (losses) included in:
Other comprehensive income (1)		(10,002)
Net income	27

Balance at December 31, 2008	$9,431	$28,348
Reclassification from held-to-maturity (see Note 3)	5,000
Maturities	(5,000)
Purchases	1,000
Realized and unrealized gains included in:
Other comprehensive income (1)		2,918
Net income	92

Balance at December 31, 2009	$10,523	$31,266

(1)
Changes in unrealized gains represent foreign currency fluctuation.

Note 5. Properties and Equipment

       Properties and equipment, included in other assets, consist of the following:

	December 31,
(Dollars in thousands)	2009	2008

Land	$9,650	$9,650
Buildings	36,179	36,607
Other property and equipment	87,543	85,097

Subtotal	133,372	131,354
Accumulated depreciation	(79,018)	(74,734)

Total	$54,354	$56,620

       Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $8.1 million, $8.4 million and $9.4 million, respectively.

Note 6. Income Tax

       We file a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of most state income or franchise taxes.

       The components of the provision for tax on income were as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Current	$8,366	$42,921	$119,552
Deferred	9,369	8,975	9,429

Income tax expense	$17,735	$51,896	$128,981

       The difference between the statutory income tax rate of 35% and our effective tax rate on income, as reflected in the Consolidated Statements of Operations, was as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Statutory income tax expense	$18,247	$51,519	$127,008
(Reduction) increase in tax:
Dividend received deduction and tax-exempt interest	(2,142)	(2,470)	(1,828)
Non-deductible expenses and other	1,630	2,847	3,801

Income tax expense	$17,735	$51,896	$128,981

       Deferred tax is provided based upon temporary differences between the tax and book basis of assets and liabilities. The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2009		2008
	Deferred Tax		Deferred Tax
(Dollars in thousands)	Assets	Liabilities	Assets	Liabilities

Investments		$28,989	$16,718
Deferred policy acquisition costs		1,911		$2,546
Properties and equipment		5,680		4,673
Unpaid losses and loss adjustment expenses discount	$36,644		35,894
Limitation on deduction for unearned premiums	4,904		4,820
Policyholders' dividends accrued	2,498		13,039
Other	8,146	1,187	7,851	634

	52,192	$37,767	78,322	$7,853

Net deferred tax asset	$14,425		$70,469

       Property-casualty loss reserves are not discounted in our consolidated financial statements; however, our loss reserves are required to be discounted for tax purposes. Our net deferred tax asset is expected to be fully recoverable because all future deductible amounts associated with deferred tax assets can be offset by recovery of income taxes paid within the statutory carry-back period or anticipated future taxable income, including investment income.

       At December 31, 2009, we had no material unrecognized tax benefits. We recognize any interest and penalties related to uncertain tax positions in income tax expense; however, there were none for the years ended December 31, 2009 and 2008.

       In December 2009, we received the Internal Revenue Service ("IRS") audit report related to the examination of our federal income tax returns filed for years 2005 through 2007. The IRS has proposed adjustments to the timing of our loss reserves deductions that would require us to ultimately pay interest but not additional tax. We are protesting these adjustments to the Appeals Division of the IRS. Any adjustments that may result from the IRS examination of tax returns are not expected to have a material effect on our consolidated financial position, results of operations or cash flows. In addition, tax years 2005 through 2008 are subject to examination by state taxing authorities.

Note 7. Unpaid Losses and Loss Adjustment Expenses

       The following table represents a reconciliation of changes in the liability for unpaid losses and loss adjustment expenses:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Beginning of year, net of reinsurance	$1,005,590	$1,126,808	$1,301,076
Incurred claims:
Current accident year	329,079	358,016	362,645
Prior accident years	(9,078)	(78,108)	(109,801)

Total incurred claims	320,001	279,908	252,844

Payments:
Current accident year	(94,667)	(102,283)	(116,642)
Prior accident years	(277,432)	(298,843)	(310,470)

Total payments	(372,099)	(401,126)	(427,112)

End of year, net of reinsurance	953,492	1,005,590	1,126,808
Receivable from reinsurers for unpaid losses	237,612	268,996	326,562

End of year, gross of reinsurance	$1,191,104	$1,274,586	$1,453,370

       The net favorable development of $9.1 million in 2009 is principally for the 2005 and 2006 accident years due to the reduction in the workers' compensation paid and incurred trends.

       The net favorable development on prior accident years of $78.1 million in 2008 is principally related to a reduction in estimated workers' compensation losses for the 1999 through 2005 accident years, partially offset by increases for the 2006 and 2007 accident years.

       The net favorable development on prior accident years of $109.8 million in 2007 is principally related to a reduction in estimated workers' compensation losses for the 2003 through 2006 accident years.

Note 8. Debt

  Redeemable securities

       At December 31, 2009 and 2008, Zenith National Insurance Capital Trust I, a Delaware statutory business trust ("Trust"), all of the voting securities of which are owned by Zenith National, had $58.5 million outstanding of the $75.0 million Redeemable Securities originally issued. The Redeemable Securities pay semi-annual cumulative cash distributions at the annual rate of 8.55% of the $1,000 liquidation amount per security. The fair value of the Redeemable Securities was $49.4 million and $47.7 million at December 31, 2009 and 2008, respectively.

       The Trust had invested $77.3 million in Zenith National's 8.55% Subordinated Deferrable Interest Debentures due 2028 ("Subordinated Debentures") at December 31, 2009 and 2008, which constitute the principal asset of the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by Zenith National for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at 100% of the principal amount of the Subordinated Debentures plus a "make-whole premium," if any, together with accrued and unpaid interest. The make-whole premium is the excess of the then present value of the remaining scheduled payments of principal and interest over 100% of the principal amount. Payments on the Redeemable Securities, including distributions and redemptions, follow those of the Subordinated Debentures. Zenith National fully and unconditionally guarantees the distributions on, and the liquidation amount generally of, the Redeemable Securities to the extent the Trust has funds legally available therefor. Zenith National's guarantee of the Redeemable Securities, as well as the Subordinated Debentures, is subordinated to all other indebtedness of Zenith National.

       The issue costs and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each of the years ended December 31, 2009, 2008, and 2007, $5.0 million of interest, issue costs and discount were expensed.

  Bank Line of Credit

       At December 31, 2009, we had a $30.0 million revolving credit agreement with Bank of America, N. A. which will expire February 16, 2010. There were no amounts drawn under the Line of Credit in 2009 or 2008. This credit agreement contains covenants that require, among other things, that we maintain certain financial ratios, including a minimum amount of capital in our insurance subsidiaries, a maximum debt-to-total capitalization ratio, and a minimum interest coverage ratio. We were in compliance with all of these covenants at December 31, 2009. We do not currently plan to renew this credit agreement because our current sources of liquidity are adequate.

  Convertible Senior Notes

       On March 21, 2003, we issued $125.0 million aggregate principal amount of 5.75% Convertible Senior Notes due March 2023 ("Convertible Notes") in a private placement, from which we received net proceeds of $120.0 million. In March 2008, the remaining $1.1 million aggregate principal amount of our Convertible Notes was converted, in a non-monetary transaction, into 68,986 shares of our common stock.

Note 9. Reinsurance Ceded

       We maintain excess of loss and catastrophe reinsurance which provides protection up to $150 million for workers' compensation losses including catastrophe losses arising out of California earthquakes. We retain the first $5 million of each loss. In the layer of $5 million in excess of $5 million we retain any losses that exceed our annual aggregate limit of $15 million. In the layer of $10 million excess of $10 million we retain 50%.

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

       Reinsurance transactions reflected in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Direct premiums earned	$475,997	$621,763	$756,965
Assumed premiums earned	1,809	4,198	4,890
Ceded premiums earned	(14,725)	(18,634)	(23,323)

Net premiums earned	463,081	$607,327	$738,532

Ceded losses and loss adjustment expenses incurred	$14,112	$(32,023)	$123,757

       In 2007, we reviewed our workers' compensation losses in excess of our reinsurance retention (ceded losses), a small population of high-value claims which remain open for several years. We determined it was prudent to incorporate industry-wide loss development factors in addition to using our own historical claims data to estimate our ceded loss reserves. As of December 31, 2007, our estimate of ceded losses included in unpaid losses and loss adjustment expenses was increased by approximately $97.3 million, offset in full by the resulting increase in receivable from reinsurers.

Note 10. Stock-Based Compensation Plan

       The following table provides information regarding the shares under the Restricted Stock Plan:

Number of Shares

Authorized for grants since plan inception in 2004	995,000
Restricted as of December 31, 2009	(398,000)
Vested since plan inception in 2004	(464,000)

Available for future grants at December 31, 2009	133,000

       Changes in restricted stock for each of the three years ended December 31, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Restricted shares at December 31, 2006	330,000	$41.88
Granted	196,000	41.90
Vested	(71,000)	43.53
Forfeited	(2,000)	30.17

Restricted shares at December 31, 2007	453,000	41.68
Granted	166,000	32.32
Vested	(148,000)	38.40

Restricted shares at December 31, 2008	471,000	39.42
Granted	98,000	27.43
Vested	(158,000)	42.36
Forfeited	(13,000)	39.13

Restricted shares at December 31, 2009	398,000	35.31

       Of the restricted shares outstanding at December 31, 2009, 323,000 shares have nonforfeitable rights to dividends whereby dividends are paid during the restricted period and 75,000 shares have forfeitable rights whereby dividends accumulate during the vesting period and are paid only if the shares vest.

       Compensation expense recognized for stock-based awards was $3.6 million (net of $2.0 million tax benefit), $4.0 million (net of $2.1 million tax benefit), and $3.4 million (net of $1.9 million tax benefit) for the years ended December 31, 2009, 2008 and 2007, respectively.

       Unrecognized compensation expense before tax under the Restricted Stock Plan was $7.1 million and $10.3 million at December 31, 2009 and 2008, respectively. The unrecognized compensation expense of $7.1 million at December 31, 2009 includes $5.1 million related to time-based restricted stock awards and $2.0 million related to performance-based restricted stock awards.

Note 11. Commitments and Contingencies

  Leases

       We have office space, equipment and automobile leases expiring through 2015. The minimum lease payments for the next five years on these non-cancelable operating leases at December 31, 2009 were as follows:

(Dollars in thousands)	Equipment and Auto Fleet	Offices	Total

2010	$924	$7,141	$8,065
2011	649	5,279	5,928
2012	291	3,437	3,728
2013	3	2,842	2,845
2014		795	795
Thereafter		497	497

Total	$1,867	$19,991	$21,858

       Rent expense for the years ended December 31, 2009, 2008 and 2007 was $11.2 million, $10.8 million, and $10.7 million, respectively.

  Litigation

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

Note 12. Stockholders' Equity and Statutory Financial Information

  Common Stock

       From time to time, Zenith National may make repurchases of its outstanding common shares. At December 31, 2009, Zenith National was authorized to repurchase up to 929,000 shares of its common stock at prevailing market prices pursuant to a share repurchase program authorized by our Board of Directors on February 24, 1998. Any purchases are discretionary and can be adequately funded from Zenith National's existing sources of liquidity. No shares were repurchased under the share repurchase program during the three years ended December 31, 2009.

  Treasury Stock

       On September 30, 2009, we cancelled and retired 7,695,000 shares of treasury stock which had been repurchased by the Company over the years for an aggregate repurchase price of $166.7 million. Upon cancellation and retirement, these shares were returned to the status of authorized and unissued. The excess of the repurchase price of the treasury stock over the par value was allocated between additional paid-in capital and retained earnings. There was no impact on our consolidated stockholders' equity as a result of the cancellation and retirement.

  Dividend Restrictions

       The California Insurance Holding Company System Regulatory Act limits the ability of Zenith Insurance to pay dividends to Zenith National and for Zenith Insurance to receive dividends from its insurance subsidiary, by providing that the appropriate insurance regulatory authorities in the state of California must approve any dividend that, together with all other such dividends paid during the preceding twelve months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders' surplus attributable to accumulated earnings. Such restrictions on dividends are not cumulative. Zenith Insurance paid dividends to Zenith National of $110.0 million, $95.0 million, and $115.0 million in 2009, 2008, and 2007, respectively. In 2010, $97.9 million can be paid to Zenith National in dividends without prior approval of the California Department of Insurance. Dividend payments from Zenith Insurance to Zenith National must also be in compliance with the California Corporations Code that permit dividends to be paid only out of retained earnings and only if specified ratios between assets and liabilities and between current assets and current liabilities exist after payment. The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability to pay dividends.

  Statutory Financial Data

       The capital stock and surplus and net income of our insurance subsidiaries, prepared in accordance with the statutory accounting practices of the National Association of Insurance Commissioners ("NAIC"), were as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Capital stock and surplus	$979,164	$1,015,330	$1,033,190
Net income	45,692	113,665	243,840

       Through December 31, 2007, California statutes (the domiciliary state of our insurance subsidiaries) required that in addition to applying the NAIC's statutory accounting practices, insurance companies must record, under certain circumstances, an additional liability, called an "excess statutory reserve." The excess statutory reserve formula established a 65% losses and loss adjustment expense ratio for the current and prior two years. Excess statutory reserves reduced statutory surplus but did not impact statutory net income. As of December 31, 2008, the excess statutory reserves were no longer required under California law. At December 31, 2007, we reported statutory surplus of $451.1 million, which reflects a reduction of $582.1 million for the excess statutory reserves as determined under the formula.

       The insurance business is subject to state-by-state regulation and legislation focused on solvency, pricing, market conduct, claims practices, underwriting, accounting, investment criteria, and other areas. Such regulation and legislation changes frequently. Compliance is essential and is an inherent risk and cost of the business.

Note 13. Net Income and Dividends per Share

       The following table sets forth the computation of basic and diluted net income per common share and cash dividends declared per common share:

	Year Ended December 31,
(Dollars and shares in thousands, except per share data)	2009	2008	2007

Net income as reported	$34,400	$95,300	$233,900
Net income allocated to unvested restricted stock shares (see below)	386

(A) Net income allocated to common shares	$34,014	$95,300	$233,900

(B) Interest expense on the Convertible Senior Notes payable, net of tax		$11	$48

(C) Weighted average shares outstanding — basic	37,355	37,210	37,056
Weighted average shares issued under the Restricted Stock Plan (see below)		172	159
Weighted average shares issued in 2008 and issuable in 2007 upon conversion of the Convertible Senior Notes payable		17	69

(D) Weighted average shares outstanding — diluted	37,355	37,399	37,284

Net income per common share:
(A)/(C) Basic	$0.91	$2.56	$6.31
((A)+(B))/(D) Diluted	$0.91	$2.55	$6.27

Cash dividends declared per common share	$2.40	$2.40	$2.84

       On January 1, 2009, we adopted the accounting guidance on "Participating Securities and the Two-Class Method," which required that unvested restricted stock with a right to receive nonforfeitable dividends be included in the two-class method of computing earnings per share. The weighted average shares outstanding and net income per common share for the year ended December 31, 2009 are presented in accordance with this guidance. Prior period amounts were not restated due to immateriality.

Note 14. Other Comprehensive Income (Loss)

       Other comprehensive income (loss) is comprised of changes in unrealized (losses) gains on investments classified as available-for-sale.

       The following table summarizes the components of our other comprehensive income (loss), other than net income:

(Dollars in thousands)	Pre-Tax	Income Tax Effect	After-Tax

Year Ended December 31, 2009
Net unrealized gains arising during the year	$146,169	$51,158	$95,011
Less: reclassification adjustment for net realized gains included in net income	(12,808)	(4,483)	(8,325)

Total other comprehensive income	$133,361	$46,675	$86,686

Year Ended December 31, 2008
Net unrealized losses arising during the year	$(115,517)	$(40,431)	$(75,086)
Less: reclassification adjustment for net realized losses included in net income	19,616	6,868	12,748

Total other comprehensive loss	$(95,901)	$(33,563)	$(62,338)

Year Ended December 31, 2007
Net unrealized gains arising during the year	$12,099	$4,235	$7,864
Less: reclassification adjustment for net realized gains included in net income	(13,227)	(4,631)	(8,596)

Total other comprehensive loss	$(1,128)	$(396)	$(732)

       The following table summarizes the components of accumulated other comprehensive income (loss):

	December 31,
(Dollars in thousands)	2009	2008

Net unrealized gains (losses) on investments, before tax	$56,074	$(77,287)
Deferred tax (expense) benefit	(19,626)	27,049

Total accumulated other comprehensive income (loss)	$36,448	$(50,238)

Note 15. Segment Information

       Our business is comprised of the following segments: workers' compensation, reinsurance and investments. Segments are designated based on the types of products and services provided. Workers' compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment. Reinsurance principally consists of assumed reinsurance of property losses from worldwide catastrophes and large property risks. In September 2005, we exited the assumed reinsurance business; however, we will be paying assumed reinsurance claims for several years. The results of the reinsurance segment, principally consisting of changes to loss reserve estimates, if any, and direct expenses, will continue to be included in the results of continuing operations. Income from the workers' compensation and reinsurance segments is determined by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned (this result is also known as underwriting income or loss). Income from operations of the investments segment includes net investment income and net realized gains or losses on investments. We do not allocate investment income to the results of other segments. The losses from the parent include interest expense and the general operating expenses of Zenith National, a holding company, which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.

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

       Segment information is set forth below, with a reconciliation to the accompanying Consolidated Statements of Operations shown in the total column:

(Dollars in thousands)	Workers' Compensation	Reinsurance	Investments	Parent	Total

Year Ended December 31, 2009
Revenues:
Net premiums earned	$463,018	$63			$463,081
Net investment income			$85,514		85,514
Net realized gains on investments			36,252		36,252

Total revenues	463,018	63	121,766		584,847

Interest expense				$5,136	5,136

Income (loss) before tax	(57,452)	(7)	121,766	(12,172)	52,135
Income tax (benefit) expense	(18,463)	(2)	40,461	(4,261)	17,735

Net (loss) income	$(38,989)	$(5)	$81,305	$(7,911)	$34,400

Combined ratio	112.4%	NM

Total assets	$423,455	$2,346	$2,008,686	$3,757	$2,438,244

Year Ended December 31, 2008
Revenues:
Net premiums earned	$606,284	$1,043			$607,327
Net investment income			$94,027		94,027
Net realized losses on investments			(18,507)		(18,507)

Total revenues	606,284	1,043	75,520		682,847

Interest expense				$(5,154)	(5,154)

Income (loss) before tax	84,658	(192)	75,520	(12,790)	147,196
Income tax expense (benefit)	32,499	(74)	23,948	(4,477)	51,896

Net income (loss)	$52,159	$(118)	$51,572	$(8,313)	$95,300

Combined ratio	86.0%	NM

Total assets	$497,073	$9,437	$2,016,326	$3,186	$2,526,022

Year Ended December 31, 2007
Revenues:
Net premiums earned	$738,196	$336			$738,532
Net investment income			$114,863		114,863
Net realized gains on investments			20,353		20,353

Total revenues	738,196	336	135,216		873,748

Interest expense				$(5,245)	(5,245)

Income (loss) before tax	243,832	(3,661)	135,216	(12,506)	362,881
Income tax expense (benefit)	89,164	(1,292)	45,486	(4,377)	128,981

Net income (loss)	$154,668	$(2,369)	$89,730	$(8,129)	$233,900

Combined ratio	67.0%	NM

Total assets	$553,115	$10,618	$2,212,352	$2,550	$2,778,635

NM = Not meaningful

Note 16. Employee Benefit and Retirement Plans

       We offer a tax deferred savings plan created under Section 401(k) of the Internal Revenue Code for all eligible employees. We match 50% of employee contributions that are 6% or less of salary on a current basis and we are not liable for any future payments under the plan. For the years ended December 31, 2009, 2008, and 2007, we contributed $2.4 million, $2.5 million, and $2.7 million, respectively.

       We also offer a stock purchase plan, under which we match 25% of employees' contributions to purchase shares of our common stock at market value. An amended and restated stock purchase plan was approved by our stockholders in May 2007, which provides for a Company match limited to $1.0 million in each calendar year, and limits employee contributions to 25% of salary through payroll deduction in each calendar year. For the years ended December 31, 2009, 2008, and 2007, we contributed $0.7 million, $0.7 million, and $0.4 million, respectively.

Note 17. Quarterly Financial Data (unaudited)

       Quarterly results for the years ended December 31, 2009 and 2008 were as follows:

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

2009 Quarter Ended
Net premiums earned	$117,983	$116,623	$115,702	$112,773
Net investment income	24,256	23,311	20,541	17,406
Net realized gains (losses) on investments	6,274	(757)	20,645	10,090
Net income	2,600	1,800	19,200	10,800
Net income per common share:
Basic	0.07	0.05	0.51	0.29
Diluted	0.07	0.05	0.51	0.29
Cash dividends declared per common share	0.50	0.50	0.50	0.90

2008 Quarter Ended
Net premiums earned	$159,032	$154,368	$152,962	$140,965
Net investment income	23,235	22,297	22,873	25,622
Net realized gains (losses) on investments	4,486	(2,298)	(8,883)	(11,812)
Net income	41,900	28,400	16,600	8,400
Net income per common share:
Basic	1.13	0.76	0.45	0.23
Diluted	1.12	0.76	0.44	0.22
Cash dividends declared per common share	0.50	0.50	0.50	0.90

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

Item 9A. CONTROLS AND PROCEDURES

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

Management's Report on Internal Control over Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

       The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 was audited by PricewaterhouseCoopers LLP, the Registered Public Accounting Firm that also audited the consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report.

Changes in Internal Control over Financial Reporting

       There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

       None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       The information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee," "Executive Officers," and "Code of Ethics for Senior Financial Officers" in the Proxy Statement distributed to stockholders in connection with Zenith's 2010 Annual Meeting of Stockholders ("Proxy Statement"), which we will file after the date this Annual Report on Form 10-K is filed, is hereby incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

       The information under the captions: "Executive Compensation," "Compensation Discussion and Analysis for 2009," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Grants of Plan-Based Awards in 2009," "Outstanding Equity Awards at 2009 Year-End," "Option Exercises and Stock Vested in 2009," "Early Termination of Employment and Change in Control Arrangements," "Director Compensation," and "2009 Director Compensation Table" in the Proxy Statement is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The information set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       The information under the captions "Independence of Directors" and "Related Person Transactions Approval Policy And Procedures" in the Proxy Statement is hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

       The information set forth under the caption "Information Relating to Independent Auditors and Their Fees" in the Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. Index to Financial Statements

  The following Consolidated Financial Statements are included as part of Item 8. of Part II:

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2009 and 2008	54
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	55
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	56
Consolidated Statements of Stockholders' Equity and Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	58
Notes to Consolidated Financial Statements	59

  2. Index to Financial Schedules

  The following Financial Statement Schedules are included as part of this Item 15:

  3. Exhibits

  The Exhibit Index is filed as part of this Form 10-K beginning on page 97 and is incorporated herein by reference.

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES

Zenith National Insurance Corp. and Subsidiaries

December 31, 2009

(Dollars in thousands) Type of investment	Cost (1)	Fair Value	Amount at Which Shown in the Balance Sheet

Fixed maturity investments:
Bonds:
United States Government and government agencies and authorities	$3,341	$3,344	$3,344
States, municipalities and political subdivisions	161,379	167,513	167,513
Foreign governments	2,661	2,688	2,688
Convertibles and bonds with warrants attached	1,916	1,975	1,975
All other corporate bonds	1,228,209	1,272,694	1,272,694
Redeemable preferred stocks	26,853	26,853	26,853

Total fixed maturity investments	1,424,359	1,475,067	1,475,067
Equity investments:
Common stocks:
Industrial, misc. and all other	50,625	55,725	55,725
Nonredeemable preferred stocks	250	250	250

Total equity investments	50,875	55,975	55,975
Short-term investments (2)	416,097	416,363	416,363
Other investments (3)	53,794		55,425

Total investments	$1,945,125		$2,002,830

(1)
Original cost for equity investments. Original cost reduced by repayments and adjusted for amortization of premiums or accretion of discounts for fixed maturity investments.

(2)
Includes U.S. Treasury bills, highly liquid cash management funds, short-term certificates of deposit and corporate bonds purchased within twelve months of maturity.

(3)
Other investments are recorded at cost if our ownership is minor and we do not have significant operating and financial influence, otherwise the investments are recorded at our share of the net asset value.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

Zenith National Insurance Corp.

BALANCE SHEETS

	December 31,
(Dollars and shares in thousands)	2009	2008

Assets:
Short-term investments, at fair value (cost $91,066 in 2009 and $81,507 in 2008)	$91,110	$81,497
Cash	3,542	913
Investment in subsidiaries	1,049,924	1,026,152
Other assets	16,635	17,640

Total assets	$1,161,211	$1,126,202

Liabilities:
Subordinated debentures	$77,145	$77,136
Dividends payable to stockholders	18,973	18,898
Other liabilities	6,162	6,731

Total liabilities	$102,280	$102,765

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value, 1,000 shares authorized; none issued or outstanding in 2009 and 2008
Common stock, $1 par value, 100,000 shares authorized; issued 37,482 in 2009 and 45,019 in 2008; outstanding 37,482 in 2009 and 37,324 in 2008	37,482	45,019
Additional paid-in capital	360,464	472,312
Retained earnings	624,537	722,996
Accumulated other comprehensive income (loss)	36,448	(50,238)
Treasury stock, at cost (7,695 shares in 2008)		(166,652)

Total stockholders' equity	1,058,931	1,023,437

Total liabilities and stockholders' equity	$1,161,211	$1,126,202

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

Zenith National Insurance Corp.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Revenues:
Net investment income	$401	$1,183	$3,445
Net realized (losses) gains on investments	(12)	6	259

Total revenues	389	1,189	3,704

Expenses:
Operating expenses	7,036	7,636	7,261
Interest expense	5,335	5,353	5,444

Total expenses	12,371	12,989	12,705

Loss from operations before income tax benefit and equity in earnings of subsidiaries	(11,982)	(11,800)	(9,001)
Income tax benefit	(4,199)	(4,156)	(3,201)

Loss from operations after income tax benefit and before equity in earnings of subsidiaries	(7,783)	(7,644)	(5,800)
Equity in earnings of subsidiaries	42,183	102,944	239,700

Net income	$34,400	$95,300	$233,900

The accompanying notes are an integral part of these financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

Zenith National Insurance Corp.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Cash flows from operating activities:
Investment income received	$280	$393	$1,720
Operating expenses paid	(6,924)	(6,201)	(1,831)
Interest paid	(5,292)	(5,325)	(5,392)
Income tax recovered	4,757	3,989	2,410

Net cash used in operating activities	(7,179)	(7,144)	(3,093)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(9,484)	2,938	(17,281)
Proceeds from sales of fixed maturity securities available-for-sale			4,987
Dividends received from Zenith Insurance	110,000	95,000	115,000
Other, net			8

Net cash provided by investing activities	100,516	97,938	102,714

Cash flows from financing activities:
Cash dividends paid to common stockholders	(90,717)	(90,361)	(100,174)
Excess tax benefit on stock-based compensation	9	376	341
Net proceeds from exercise of stock options			196

Net cash used in financing activities	(90,708)	(89,985)	(99,637)

Net increase (decrease) in cash	2,629	809	(16)
Cash at beginning of year	913	104	120

Cash at end of year	$3,542	$913	$104

Reconciliation of net income to net cash used in operating activities:
Net income	$34,400	$95,300	$233,900
Equity in income of subsidiaries	(42,183)	(102,944)	(239,700)
Other	604	500	2,707

Net cash used in operating activities	$(7,179)	$(7,144)	$(3,093)

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

NOTE 1. Investment In Subsidiaries

       Zenith National directly owns 100% of the outstanding stock of Zenith Insurance Company and Zenith National Insurance Capital Trust I ("Trust"). These investments are included in the accompanying condensed financial statements on the equity basis of accounting. Included in investment in subsidiaries at December 31, 2009 and 2008 was $2.0 million of the unamortized excess of cost over underlying net tangible assets of companies acquired prior to 1970, which is considered to have continuing value.

       Zenith National also owns $16.5 million of the Trust's 8.55% Capital Securities, which are included in other assets and interest earned thereon is recorded as an offset to interest expense.

       We file a consolidated income tax return. Our equity in the income of our subsidiaries is net of a provision for income tax expense of $21.9 million, $56.1 million, and $132.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. We have a tax allocation agreement with our subsidiaries and the 2009, 2008, and 2007 condensed financial information of the parent company reflects Zenith National's portion of the consolidated tax.

NOTE 2. Subordinated Debentures

       At December 31, 2009 and 2008, we had $77.3 million aggregate principal amount of the 8.55% Subordinated Deferrable Interest Debentures due 2028 ("Subordinated Debentures") outstanding, all of which were held by the Trust. The semi-annual interest payments on the Subordinated Debentures may be deferred by us for up to ten consecutive semi-annual periods. The Subordinated Debentures are redeemable at any time by us at 100% of the principal amount of the Subordinated Debentures plus a "make-whole premium," if any, together with accrued and unpaid interest. The make-whole premium is the excess of the then present value of the remaining scheduled payments of principal and interest over 100% of the principal amount. The issue cost and discount on the Subordinated Debentures of $1.7 million are being amortized over the term of the Subordinated Debentures. During each of the years ended December 31, 2009, 2008 and 2007, $6.7 million of interest and issue costs were expensed. The Subordinated Debentures are subordinated to all other indebtedness of Zenith National. The fair value of the Subordinated Debentures was $65.2 million and $63.1 million at December 31, 2009 and 2008, respectively.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Zenith National Insurance Corp. and Subsidiaries

(Dollars in thousands) Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

As of and for the Year Ended December 31,
2009
Property and Casualty:
Workers' compensation	$5,461	$1,152,628	$33,994		$463,018		$320,088	$89,131	$111,147	$451,948
Reinsurance		38,476			63		(87)	(31)	189	63

	5,461	1,191,104	33,994		463,081		320,001	89,100	111,336	452,011
Investment						$85,514
Parent									7,036

Total	$5,461	$1,191,104	$33,994		$463,081	$85,514	$320,001	$89,100	$118,372	$452,011

2008
Property and Casualty:
Workers' compensation	$7,274	$1,229,561	$45,226		$606,284		$279,121	$110,996	$119,379	$589,397
Reinsurance		45,025			1,043		787	110	338	1,043

	7,274	1,274,586	45,226		607,327		279,908	111,106	119,717	590,440
Investment						$94,027
Parent									7,636

Total	$7,274	$1,274,586	$45,226		$607,327	$94,027	$279,908	$111,106	$127,353	$590,440

2007
Property and Casualty:
Workers' compensation					$738,196		$249,290	$123,073	$123,091	$717,154
Reinsurance					336		3,554	19	424	336

					738,532		252,844	123,092	123,515	717,490
Investment						$114,863
Parent									7,261

Total					$738,532	$114,863	$252,844	$123,092	$130,776	$717,490

SCHEDULE IV — REINSURANCE

Zenith National Insurance Corp. and Subsidiaries

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net Amount

Year Ended December 31,
2009
Premiums earned	$475,997	$14,725	$1,809	$463,081	0.4%
2008
Premiums earned	621,763	18,634	4,198	607,327	0.7
2007
Premiums earned	756,965	23,323	4,890	738,532	0.7

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

Zenith National Insurance Corp. and Subsidiaries

		Additions
(Dollars in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year

Year Ended December 31,
2009
Allowance for uncollectible premiums	$550	$1,931		$1,861	$620
2008
Allowance for uncollectible premiums	150	1,851		1,451	550
2007
Allowance for uncollectible premiums		585		435	150

(1)
Deductions represent amounts determined to be uncollectible and written off.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2010.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 10, 2010.

/s/ STANLEY R. ZAX Stanley R. Zax	Chairman of the Board and President (Principal Executive Officer)
/s/ JEROME L. COBEN Jerome L. Coben	Director
/s/ MAX M. KAMPELMAN Max M. Kampelman	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ FABIAN NUÑEZ Fabian Nuñez	Director
/s/ CATHERINE B. REYNOLDS Catherine B. Reynolds	Director
/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director
/s/ WILLIAM S. SESSIONS William S. Sessions	Director
/s/ MICHAEL WM. ZAVIS Michael Wm. Zavis	Director
/s/ KARI L. VAN GUNDY Kari L. Van Gundy	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Zenith National Insurance Corp. and Subsidiaries

3.1	Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated herein by reference to Exhibit 3.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
3.2	Amended and Restated Bylaws of Zenith National Insurance Corp., as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Zenith's Current Report on Form 8-K filed May 19, 2009.)
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
*10.1
Zenith National Insurance Corp. Third Amended and Restated 2004 Restricted Stock Plan (as amended and restated May 13, 2008). (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on May 13, 2008.)
*10.2
Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
*10.3
Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Employees (performance-based vesting). (Incorporated herein by reference to Exhibit 10.1 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
*10.4
Zenith National Insurance Corp. 2004 Restricted Stock Plan, Form of Award Agreement for Employees (time-based vesting). (Incorporated herein by reference to Exhibit 10.2 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
*10.5
Employment Agreement dated January 11, 2010 between Zenith National Insurance Corp. and Janet Frank. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on January 11, 2010.)
*10.6
Amended and Restated Employment Agreement effective June 3, 2009 between Zenith National Insurance Corp. and Michael E. Jansen. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K filed on June 8, 2009.)
*10.7
Amended and Restated Employment Agreement effective June 3, 2009 between Zenith National Insurance Corp. and Robert E. Meyer. (Incorporated herein by reference to Exhibit 10.3 to Zenith's Current Report on Form 8-K filed on June 8, 2009.)

EXHIBIT INDEX (continued):

*10.8	Amended and Restated Employment Agreement effective June 3, 2009 between Zenith National Insurance Corp. and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on June 8, 2009.)
*10.9
Amendment No. 1 dated January 11, 2010 to Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Jack D. Miller. (Incorporated herein by reference to Exhibit 10.2 to Zenith's Current Report on Form 8-K filed on January 11, 2010.)
*10.10
Amended and Restated Employment Agreement effective June 3, 2009 between Zenith National Insurance Corp. and Davidson M. Pattiz. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Current Report on Form 8-K filed on June 9, 2009.)
*10.11
Amended and Restated Employment Agreement effective June 3, 2009 between Zenith National Insurance Corp. and Kari L. Van Gundy. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Current Report on Form 8-K filed on June 9, 2009.)
*10.12
Amended and Restated Employment Agreement between Zenith National Insurance Corp. and Stanley R. Zax effective September 22, 2008, (Incorporated herein by reference to Exhibit 10.1 to Zenith's Current Report on Form 8-K filed on September 22, 2008.)
*10.13
Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
*10.14
First Amendment effective December 1, 2008 to Amended and Restated Zenith National Insurance Corp. Executive Officer Bonus Plan dated February 12, 2003. (Incorporated herein by reference to Exhibit 10.17 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2008.)
*10.15
Zenith National Insurance Corp.'s revised policy on non-business use of the company-owned aircraft by executive officers and imputation of income therefore. (The information under the caption "Company-Owned Aircraft Usage Policy" in Item 1.01 of Zenith's Current Report on Form 8-K filed on May 26, 2006 is incorporated herein by reference.)
*10.16
Amended and Restated Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan effective December 1, 2008. (Incorporated by reference to Exhibit 10.19 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2008.)
*10.17
Amended and Restated Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan effective December 1, 2008, Form of Deferred Compensation Agreement. (Incorporated herein by reference to Exhibit 10.20 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.18
Workers' Compensation Quota Share Reinsurance Agreement between Zenith Insurance Company, ZNAT Insurance Company, Zenith Star Insurance Company (collectively, as cedant) and Odyssey America Reinsurance Corporation (as Reinsurer) dated December 28, 2001. (Incorporated herein by reference to Exhibit 10.36 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.19
Credit Agreement, dated as of February 16, 2007, between Zenith National Insurance Corp., and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.39 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2006.)

EXHIBIT INDEX (continued):

10.20	Capital Securities Guarantee Agreement, dated July 30, 1998, between Zenith National Insurance Corp. and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 10.7 to Zenith's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
11	Statement of recomputation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 13 — "Net Income and Dividends per Share").
‡21	Subsidiaries of the Registrant, a copy of which is filed herewith as Exhibit 21.
‡23	Consent of PricewaterhouseCoopers LLP dated February 10, 2010.
‡31.1	Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith as Exhibit 31.1.
‡31.2	Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which is filed herewith as Exhibit 31.2.
‡32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, a copy of which is furnished herewith as Exhibit 32.
‡99.1	Available-for-sale investment portfolio as of December 31, 2009, a copy of which is filed herewith.

*
Management contract or compensatory plan or arrangement.

‡
Filed with this Annual Report on Form 10-K (certain exhibits in electronic version only).