Form 10-K/A
period 2009-12-31
ZENITH NATIONAL INSURANCE CORP
filed 2010-03-03
CIK 109261

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        At January 31, 2010, there were 37,880,463 shares of Zenith National Insurance Corp. common stock outstanding.

EXPLANATORY NOTE

       Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to Zenith National Insurance Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on February 10, 2010 ("Original Filing"), is being filed for the sole purpose of including information in Part III, Items 10 through 14, because the definitive proxy statement for our 2010 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our 2009 fiscal year. The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

       In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety and Part IV, Item 15, Paragraph (a) 3 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with Zenith National Insurance Corp.'s filings with the SEC subsequent to the Original Filing.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

       The current serving directors ("Directors") of Zenith National Insurance Corp. ("Zenith") are set forth below. Each of the Directors also serves as a director of Zenith Insurance Company ("Zenith Insurance"), Zenith's principal operating subsidiary. Once elected, a Director serves until the next Annual Meeting of Stockholders and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. Pursuant to an Agreement and Plan of Merger dated February 17, 2010 by and among Zenith, Fairfax Financial Holdings Limited and Fairfax Investments II USA Corp., upon satisfaction of customary closing conditions and consummation of the transaction, each of the Directors will resign from the boards of directors of Zenith and Zenith Insurance. See "Change in Control" in Item 12.

       Each Director has been determined by the Nominating and Corporate Governance Committee and the Board of Directors (the "Board") to meet the minimum qualifications for service as a Director, namely an ability, as demonstrated by recognized success in his or her field, to make meaningful contributions to the Board's oversight of the business and affairs of Zenith and an impeccable reputation of integrity and competence in his or her personal and professional activities. Criteria utilized by the Nominating and Corporate Governance Committee in evaluating Directors include the possession of such knowledge, skills, expertise and diversity of experience so as to enhance the Board's ability to manage and direct the business and affairs of Zenith, including when applicable, to enhance the ability of committees of the Board to fulfill their duties and/or satisfy any independence requirements imposed by law, regulation or New York Stock Exchange ("NYSE") listing requirements. In making this assessment, the Nominating and Corporate Governance Committee and the Board have also identified the experience, qualifications, attributes or skills of each Director, further qualifying him or her to serve as a Director. These further qualifications are set forth in the following table, along with other information on each Director that was supplied or confirmed by such Director.

Name	Age	Served as Director Since	Positions and Offices held with Zenith	Principal Occupations and Employment during the Past Five Years	Also served as Director of the following Public Companies during the Past Five Years

Jerome L. Coben	65	February 2009	Director of Zenith and Zenith Insurance; Member of Audit Committee and Healthcare Committee	Attorney; Partner, Zeughauser Group since January 2009; Partner from March 1983 through December 2008 (including a period of time as Managing Partner of the Los Angeles Office), Skadden, Arps, Slate, Meagher & Flom LLP	None

Additional Qualifications: Mr. Coben, an attorney, who was formerly a managing partner of a significant office of a major law firm, has legal experience in securities and corporate transactions, corporate finance, corporate law and corporate governance, as well as extensive involvement in business and charitable endeavors. As such, he possesses extensive expertise in these areas, as well as leadership and managerial skills, which together with the understanding of Zenith and its industry that he acquired as Zenith's outside corporate counsel for twenty years, qualify him to serve as a Director.

Name	Age	Served as Director Since	Positions and Offices held with Zenith	Principal Occupations and Employment during the Past Five Years	Also served as Director of the following Public Companies during the Past Five Years

Max M. Kampelman	89	February 1989	Director of Zenith and Zenith Insurance; Chairman of Nominating and Corporate Governance Committee
				Attorney; Of Counsel, since 1991, and Partner, 1989 to 1991, Fried, Frank, Harris, Shriver & Jacobson LLP; Counselor of the Department of State and Head of the U. S. Delegation to Negotiations on Nuclear and Space Arms with the Soviet Union, 1985 to 1989	None

Additional Qualifications: Mr. Kampelman, an attorney, educator and diplomat, has been involved in academic and public affairs and has been honored by President Reagan with a Presidential Citizens Medal and by President Clinton with the Presidential Medal of Freedom. As Ambassador and Head of the United States Delegation to the Negotiations with the Soviet Union on Nuclear and Space Arms, he played a leading role in negotiations with the Soviet Union on nuclear and space arms. In addition to his achievements in public life, Mr. Kampelman was also successful in business, as chairman of a bank, a founder of a law firm and one of the founding investors in the National Football League. Holding both a law degree and a PhD, Mr. Kampelman possesses legal expertise, significant experience in corporate governance, business acumen, a world and academic perspective, as well as negotiating skills in achieving consensus, that qualify him to serve as a Director.

Robert J. Miller	64	February 1999	Director of Zenith and Zenith Insurance; Chairman of Compensation Committee; Member of Nominating and Corporate Governance Committee
				Attorney; Political and Business Consultant, Dutko Worldwide (a part of Huntsworth plc) since 2000; Senior Partner, Jones Vargas, January 1999 to July 2005; Governor of Nevada for the ten years prior to 1999	American West Holdings Corporation; International Game Technology; Newmont Mining Corporation; Wynn Resorts, Limited

Additional Qualifications: Mr. Miller, an attorney and political and business consultant, was formerly the Governor of Nevada (with the distinction of being the longest serving governor of the state) and has held several public offices. Subsequent to his term as Governor, he has been serving on the boards of several public companies. Because of his experience in public life and service on the boards of public companies, he has leadership skills, including the ability to facilitate discussions, consensus and achievement of goals, as well as a perspective on political, business, public company and social issues, that qualify him to serve as a Director.

Fabian Nuñez	43	December 2008	Director of Zenith and Zenith Insurance; Chairman of Healthcare Committee; Member of Nominating and Corporate Governance Committee	Partner and Co-Chair, Mercury Public Affairs LLC since December 2008; California State Assemblyman from December 2002 to November 2008 (served as Speaker from February 2004 to May 2008)	None

Additional Qualifications: Mr. Nuñez, a political and business consultant, formerly served as Speaker of the California State Assembly and has a background in labor management. As a legislator, he was successful in finding bipartisan solutions to public policy challenges and was the Assembly's lead negotiator for the California state budget which ranged as high as $103 billion. With this legislative experience and his labor management background, Mr. Nuñez has acquired expertise and a perspective on political, budgetary, social, workers' compensation and labor issues, in addition to leadership, consensus-building and management skills, that qualify him to serve as a Director.

Name	Age	Served as Director Since	Positions and Offices held with Zenith	Principal Occupations and Employment during the Past Five Years	Also served as Director of the following Public Companies during the Past Five Years

Catherine B. Reynolds	52	May 2004	Director of Zenith and Zenith Insurance; Member of Audit Committee and Compensation Committee	Chairman and CEO, The Catherine B. Reynolds Foundation since 2000; Chairman and CEO, EduCap Inc. since 1994	CoStar Group, Inc.

Additional Qualifications: Ms. Reynolds, CEO of a foundation and financial services company, was licensed as a certified public accountant. She created new and affordable ways to finance a college education by developing an innovative private-funded supplement to the government student loan program that revolutionized student lending. After the sale of the financial services company that she founded, she established a foundation that is devoted to philanthropic pursuits, particularly education of the young. With this background, Ms. Reynolds brings accounting, business and financial expertise, innovative thinking, managerial experience and a strong social conscience perspective that qualify her to serve as a Director.

Alan I. Rothenberg	70	September 2002	Director of Zenith and Zenith Insurance; Member of Audit Committee, Compensation Committee and Healthcare Committee
				Attorney; Chairman and CEO, 1st Century Bancshares, Inc.; Chairman (since 2002) and CEO (2006 to January 2008), 1st Century Bank, N. A.; Chairman, Premier Partnerships since 2003; Partner, Latham & Watkins LLP, 1990 to 2000	Arden Realty, Inc.; First Wave Technologies, Inc.; California Pizza Kitchens, Inc.; 1st Century Bank, N. A..; 1st Century Bancshares, Inc.

Additional Qualifications: Mr. Rothenberg, founder and CEO of a bank, is also an attorney and founded a national law firm and represented financial institutions and businesses on various issues such as lender liability, securities violations, shareholder and antitrust claims. He is a past President of the State Bar of California. Mr. Rothenberg also served as a commercial arbitrator and mediator and was and is still involved in numerous sports-related businesses and activities. He is Chairman of Premier Partnerships, a sports and entertainment marketing and consulting firm, that serves clients such as the National Basketball Association. He served as Chairman and CEO of the 1994 World Cup Organizing Committee, President of the United States Soccer Federation, a member of the Board of Governors of the National Basketball Association and a member of the Board of Governors of Major League Soccer, which he founded. Mr. Rothenberg possesses legal, managerial, business and financial expertise, in addition to leadership and organizational skills, that qualify him to serve as a Director.

William S. Sessions	79	September 1993	Director of Zenith and Zenith Insurance; Member of Nominating and Corporate Governance Committee
				Attorney, Holland & Knight LLP since 2000 and Sessions & Sessions, L. C., 1995 to 2000; Security Consultant since 1993; Director, Federal Bureau of Investigation, 1987 to 1993; U.S. District Court Judge, 1974 to 1987	None

Additional Qualifications: Mr. Sessions, an attorney, has served as Chief of the Government Operations Section of the Criminal Division of the U. S. Department of Justice, U. S. Attorney for the Western District of Texas, U. S. District Judge for the Western District of Texas (later also serving as Chief Judge for the district) and Director of the Federal Bureau of Investigation, in addition to being in private practice, security consulting, arbitration and mediation. With Mr. Sessions' background and experience both in public service and the private sector, he provides expertise in legal matters, dispute resolution and security concerns, as well as a perspective on, and knowledge about, the federal political environment and social issues, that qualify him to serve as a Director.

Name	Age	Served as Director Since	Positions and Offices held with Zenith	Principal Occupations and Employment during the Past Five Years	Also served as Director of the following Public Companies during the Past Five Years

Michael Wm. Zavis	72	September 1998	Director of Zenith and Zenith Insurance; Lead Independent Director of Zenith; Chairman of Audit Committee; Member of Compensation Committee	Attorney; Retired Founding Partner since 2001, and for more than five years prior thereto, Co-Managing Partner, Katten Muchin Rosenman LLP	None

Additional Qualifications: Mr. Zavis, an attorney, founded a national law firm, and specialized in financing, banking and corporate matters. He is also involved with numerous philanthropic and community activities and is a past Chairman of the Illinois Development Finance Authority. With his experience, Mr. Zavis provides expertise and guidance on legal, finance, tax and accounting matters, as well as an understanding of risk management, that qualify him to serve as a Director.

Stanley R. Zax	72	July 1977	Chairman of the Board and President of Zenith and Chairman of the Board of Zenith Insurance for more than the past thirty years; President of Zenith Insurance, 1978 to 2005.		Wynn Resorts, Limited; Sequa Corporation

Qualifications: Mr. Zax has been associated with Zenith as its CEO for more than thirty years and possesses the unique knowledge and expertise about Zenith and its industry that qualify him to serve as a Director.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Exchange Act and the regulations of the SEC thereunder require Zenith's Executive Officers and Directors, and persons who own more than ten percent of a registered class of Zenith's equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish Zenith with copies of all such forms they file.

       Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons, Zenith believes that, during the year ended December 31, 2009, its Executive Officers, Directors and 10% stockholders complied with all applicable filing requirements with respect to Zenith's only registered class of equity securities, its common stock, $1.00 par value per share ("Common Stock").

Audit Committee

       The Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Messrs. Zavis (Chairman), Coben and Rothenberg and Ms. Reynolds. The primary purpose of this committee is to assist the Board's oversight of: (1) the integrity of Zenith's financial statements; (2) Zenith's compliance with legal and regulatory requirements; (3) the qualifications and independence of Zenith's independent auditors; and (4) the performance of Zenith's independent auditors and Zenith's internal audit function. The Audit Committee is directly responsible, in its sole discretion, for the selection, evaluation and compensation of Zenith's independent auditors. In connection with the oversight of the integrity of Zenith's financial statements, among other responsibilities, the Audit Committee: (i) reviews with management and the independent auditors and, if appropriate, the officer responsible for Zenith's internal audit department, Zenith's audited annual financial statements and quarterly financial statements including reviewing Zenith's specific disclosures under "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," Zenith's critical and other accounting policies, and any major financial reporting issues that have arisen in connection with the preparation of the financial statements; (ii) attempts to resolve disagreements, if any, between Zenith's independent auditors and management regarding financial reporting; (iii) reviews on a regular basis any problems or difficulties encountered by the independent auditors in the course of any audit work; and (iv) regularly reviews the adequacy and effectiveness of Zenith's internal control policies, including the responsibilities, budget and staffing of Zenith's internal audit function. During 2009, the Audit Committee communicated frequently with personnel from Zenith's financial and accounting department, internal audit department, actuarial department, corporate legal staff and independent auditors, including at seven meetings.

       The Charter for the Audit Committee was last revised and readopted by the Board on December 7, 2006. A copy of the current Charter is posted on Zenith's website, www.thezenith.com.

       Each member of the Audit Committee is an independent director under the NYSE listing standards and other applicable laws, rules and regulations.

       All members of the Audit Committee are financially literate. The Board has determined that each of Ms. Reynolds and Mr. Rothenberg, both of whom are independent, qualify as audit committee financial experts and that each of them has accounting or related financial management expertise.

Compensation Committee

       The Compensation Committee consists of Messrs. Miller (Chairman), Rothenberg and Zavis and Ms. Reynolds. This committee discharges the Board's responsibilities relating to compensation, including: (1) establishing, implementing and reviewing policies relating to, and the goals and objectives of, compensation plans and practices for Zenith's executive officers as identified under "Executive Officers" in this Item 10 ("Executive Officers"); (2) evaluating the performance of Zenith's Executive Officers in light of established compensation goals and practices and setting appropriate compensation levels based on this evaluation; (3) providing for the administration of Executive Officer compensation plans and practices (and discharging any duties or responsibilities imposed on the Compensation Committee thereby); (4) reviewing Zenith's general compensation, equity compensation, and incentive compensation plans and their goals and objectives; (5) amending Zenith's general compensation, equity compensation and incentive compensation plans; (6) performing any duties assigned to the Compensation Committee under Zenith's general compensation, equity compensation and incentive compensation plans; (7) evaluating compensation levels for non-employee members of the Board; (8) reviewing and discussing with management Zenith's Compensation Discussion and Analysis for inclusion in Zenith's Annual Report on Form 10-K or proxy statement; and (9) preparing the Compensation Committee Report as required by the rules of the SEC. As part of its duties, the Compensation Committee administers the Executive Officer Bonus Plan ("Bonus Plan"), a performance-based compensation plan approved by stockholders, and the Zenith National Insurance Corp. Third Amended and Restated 2004 Restricted Stock Plan ("Restricted Stock Plan"). The Compensation Committee held four meetings in 2009. The Compensation Committee has not delegated any of its authority to others.

       The Charter for the Compensation Committee was last revised and readopted by the Board on December 6, 2007. A copy of the current Charter is posted on Zenith's website, www.thezenith.com.

       Each member of the Compensation Committee is a "non-employee director" as defined under Rule 16b-3 of the Exchange Act and is also an "outside" director as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended ("Code"), as well as an independent director under the NYSE listing standards and other applicable laws, rules and regulations.

Compensation Committee Process and Procedures

       The Compensation Committee determines the compensation (specifically, fees and awards of restricted stock) to be paid to non-employee Directors for service on the Board, on Board committees and as committee chairs. In most instances, the Compensation Committee receives suggestions on the level of compensation for non-employee Directors from Mr. Zax, the Chief Executive Officer, or from other members of the Board. These suggestions are then considered by the Compensation Committee as part of establishing any changes to the compensation for non-employee Directors.

       In establishing the compensation for Zenith's Executive Officers, other than Mr. Zax (who is the Chief Executive Officer), the Compensation Committee receives and considers recommendations from Mr. Zax, together with an explanation of his recommendations. The Compensation Committee evaluates Mr. Zax's recommendations in light of Zenith's performance and its goals, as well as the Executive Officer's performance, and either accepts, modifies or rejects Mr. Zax's recommendations. In establishing the compensation for Mr. Zax, the Compensation Committee usually meets with Mr. Zax and discusses his performance, as reflected in Zenith's performance, stockholder value, significant undertakings, posture in the industry and positioning for the future. Mr. Zax's compensation is evaluated based on the foregoing, after which the Compensation Committee arrives at an appropriate level of compensation for him. (See "Compensation Discussion and Analysis for 2009" in Item 11 for more information.)

       In establishing the compensation for non-employee Directors, the Compensation Committee usually relies on the experience and knowledge of its members and may consider surveys or studies. It does not engage the services of any compensation consultants. Similarly, in determining the appropriate level of compensation for Mr. Zax and the other Executive Officers, the Compensation Committee does not utilize benchmarking or surveys or the services of compensation consultants, but relies on the experience and knowledge of its members. The Compensation Committee consists of four members. Three are attorneys, one of whom served as Governor of Nevada, another was a founding partner of a national business law firm and the third was a senior partner in a major firm and is involved in a number of business and sports-related ventures. The fourth member was the founder and chief executive officer of a successful national lender to students pursuing higher education. Further, with respect to any action the Compensation Committee is authorized to take, the Compensation Committee may, in its discretion, elect to recommend action to the Board, rather than take action itself, to the extent permitted by applicable law or stock exchange regulations.

Nominating and Corporate Governance Committee

       The Nominating and Corporate Governance Committee consists of Messrs. Kampelman (Chairman), Miller, Nuñez and Sessions. The primary purpose of this committee is to assist the Board in identifying, and recommending to the Board for nomination, qualified individuals to serve as members of the Board and committees of the Board. The committee is also responsible for: (1) developing and recommending to the Board a set of corporate governance guidelines applicable to Zenith; (2) reviewing those guidelines adopted by the Board at least annually to assure that they are appropriate for Zenith and consistent with applicable laws, rules and regulations; and (3) overseeing the evaluation of the Board as a whole and the management of Zenith, including the Chief Executive Officer of Zenith. The Nominating and Corporate Governance Committee held four meetings in 2009.

       The Charter for the Nominating and Corporate Governance Committee was last revised and readopted by the Board on February 10, 2005. A copy of the current Charter is posted on Zenith's website, www.thezenith.com.

       Each member of the Nominating and Corporate Governance Committee is an independent director under the NYSE listing standards and other applicable laws, rules and regulations.

Healthcare Committee

       On February 5, 2009, the Board formed the Healthcare Committee and appointed Messrs. Nuñez (Chairman), Coben and Rothenberg as members of the committee. The purpose of the Healthcare Committee is to oversee all healthcare-related matters involving Zenith's workers' compensation insurance subsidiaries ("Insurance Companies"). "Healthcare" for this purpose means all activities associated with the provision of workers' compensation medical care to injured workers, including, but not limited to, the provider networks, utilization review and medical management activities and related administrative and operational capacities of the Insurance Companies. This oversight is conducted by (1) providing general supervision and oversight of all healthcare-related matters involving the Insurance Companies; (2) periodically reviewing the personnel and organizational structure of all healthcare-related functions and areas of the Insurance Companies; (3) periodically reviewing audit reports, regulatory findings and other reports and materials related to the Insurance Companies' provider networks, utilization review and medical management activities, and related administrative and operational capabilities; (4) periodically reviewing the Insurance Companies' policies and procedures (or parts thereof) to make timely and appropriate medical care available to injured workers; and (5) making such recommendations and providing such guidance related to the foregoing as the Healthcare Committee determines to be appropriate.

       The Charter for the Healthcare Committee was adopted by the Board on February 5, 2009. A copy of the current Charter is posted on Zenith's website, www.thezenith.com. The Healthcare Committee held four meetings in 2009.

Executive Officers

       The Executive Officers are elected each year at the Board meeting immediately following the Annual Meeting of Stockholders, and at other Board meetings, as appropriate. Each of the Executive Officers is an officer of Zenith and certain of its subsidiaries. Except as noted in the pertinent notes, each Executive Officer has been employed by Zenith or Zenith Insurance in executive positions for more than the past five years.

       At February 25, 2010 (except for Janet Frank), the Executive Officers of Zenith are:

Name	Age	Position	Term	Executive Officer Since

Stanley R. Zax	72	Chairman of the Board and President of Zenith; Chairman of the Board of Zenith Insurance (Chief Executive Officer of Zenith and Zenith Insurance)	Annual	1977
Janet Frank (1)	58	Executive Vice President of Zenith and President of Zenith Insurance	Annual	2010
Michael E. Jansen (2)	43	Executive Vice President and General Counsel of Zenith and Zenith Insurance	Annual	2006
Robert E. Meyer	60	Senior Vice President of Zenith; Executive Vice President and Chief Actuary of Zenith Insurance	Annual	2000
Jack D. Miller (3)	64	Executive Vice President of Zenith; Vice Chairman of Zenith Insurance	Annual	1998
Davidson M. Pattiz (4)	42	Executive Vice President of Zenith and Zenith Insurance	Annual	2006
Keith E. Trotman	72	Executive Vice President of Zenith and Zenith Insurance	Annual	2005
Kari L. Van Gundy (5)	52	Executive Vice President, Chief Financial Officer and Treasurer of Zenith and Zenith Insurance	Annual	2006

(1)
Ms. Frank will become an Executive Vice President of Zenith and President of Zenith Insurance on March 15, 2010 and, at that time, she will also become an Executive Officer. Ms. Frank was President and Chief Executive Officer of the California

  State Compensation Insurance Fund ("SCIF") from October 2007 to October 2009. Prior to joining SCIF, she was Executive Vice President of North American Field Operations for CNA Financial, where she was employed since 2001.

(2)
Mr. Jansen was designated an Executive Officer in January 2006. From 2003 until January 2006, Mr. Jansen was Senior Vice President and Deputy General Counsel of PacifiCare Health Systems, Inc. From 1992 to 2003, Mr. Jansen held various positions including Vice President and Assistant General Counsel of Health Net, Inc. and its predecessor companies. Prior thereto, Mr. Jansen was an attorney with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

(3)
Although Mr. Miller is currently the President of Zenith Insurance, he will become Vice Chairman of Zenith Insurance on March 15, 2010.

(4)
Mr. Pattiz was designated an Executive Officer in February 2006 and has been an employee of Zenith Insurance since September 2005. For more than five years prior to his employment with Zenith Insurance, Mr. Pattiz was an attorney with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

(5)
Ms. Van Gundy was designated an Executive Officer in July 2006 when she rejoined Zenith as Senior Vice President, Finance. In August 2006, she was named Chief Financial Officer. From October 2002 to July 2006, she was Vice President and Treasurer for GenCorp Inc. From May 1988 to September 2002, Ms. Van Gundy was employed by Zenith and its subsidiaries in various executive positions.

Code of Ethics for Senior Financial Officers

       A "Code of Ethics for Senior Financial Officers" was revised and readopted by the Board on February 11, 2004. This code applies to Zenith's principal executive officer, its principal financial officer and its principal accounting officer. A copy of the current code is posted on Zenith's website, www.thezenith.com.

Code of Business Conduct

       A "Code of Business Conduct" was revised and readopted by the Board on December 7, 2006. This code, which governs business conduct and ethics, applies to Zenith's directors, officers and employees. A copy of the current code is posted on Zenith's website, www.thezenith.com.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis for 2009 ("CD&A")

Introduction

       Total executive compensation is designed to attract and retain our Executive Officers, including the named executive officers identified in the Summary Compensation Table in this Item 11 ("Named Executive Officers"), as well as to reward them for above average performance over a sustained period of time. The guiding philosophies for the design of our Executive Officer compensation are to be fair, simple and transparent, easily quantifiable and related to the performance of Zenith. Total Executive Officer compensation includes base salary, cash bonuses, restricted stock awards and certain perquisites, which are discussed below under "Elements of Executive Officer Compensation" in this CD&A. It is our belief that if our Executive Officers have substantial long-term incentives and are partners with our stockholders, the rewards to all will be maximized. We initially established these general objectives for Executive Officer compensation over thirty years ago and the objectives continue to withstand the test of time.

       Our Executive Officers also receive certain other benefits which are available to all other full-time Zenith employees, including group health insurance, group life insurance, 401(k) Plan benefits, paid vacation time off and employee stock purchase plan benefits. In addition, Executive Officers are eligible, along with all other senior officers of Zenith and its subsidiaries, to an enhanced life insurance program, except for Mr. Zax, who is entitled to a specific level of life insurance coverage under his employment agreement. (See the description of the enhanced life insurance program and Mr. Zax's life insurance benefits that is set forth below under "Perquisites and Other Personal Benefits" in this CD&A.)

       Refer to the discussion under "Compensation Committee" in Item 10 for a general description of the Compensation Committee and its membership and activities in 2009. In establishing the appropriate level of compensation for our Executive Officers, the Compensation Committee relies on the experience and knowledge of its members, as well as input from the Chief Executive Officer for all Executive Officers other than himself. Zenith does not utilize benchmarking, surveys, the services of outside compensation consultants or tally sheets in making its compensation decisions.

       The following provides details on (1) the objectives of Zenith's compensation program, (2) what the program is designed to reward, (3) the specific elements of compensation, (4) why Zenith has chosen to pay each element, (5) how Zenith determines amounts to be allocated to each element and (6) how these elements fit within, and are consistent with, Zenith's overall compensation objectives.

Objective and Design of Zenith's Executive Officer Compensation

       We believe our Executive Officers are critical to continuing our long history of success as a specialist workers' compensation insurance company with a quality service strategy. We therefore attempt to primarily align compensatory rewards of our Executive Officers with the success of Zenith's workers' compensation business operations over a sustained period of time. Executive Officers receive compensatory rewards above their existing base salary when Zenith has successful performance relative to the workers' compensation industry and the amount of the rewards to a given Executive Officer takes into consideration the Executive Officer's contribution to the successful performance of Zenith. We evaluate Zenith's performance by its overall profitability, increase in stockholders' equity plus dividends to stockholders over the long term, workers' compensation combined ratio as compared to the combined ratio of the industry and the performance of its investment portfolio, including realized gains and losses.

       In determining each Executive Officer's contribution to the success of Zenith, we not only consider the manner in which the Executive Officer favorably affects Zenith's combined ratio and profitability or otherwise performs his or her operational or administrative duties, but also the ability of each Executive Officer to appropriately assess "risk versus reward" and the manner in which the Executive Officer performs in Zenith's environment, which cultivates an entrepreneurial spirit, innovation, efficiency, compliance with ethical operating standards, customer service, teamwork, an understanding and use of technology and a commitment to education.

       We believe an entrepreneurial spirit fosters above-average results, promotes sound execution of good business fundamentals and helps Zenith attract, develop and retain talented employees. Compliance with strong ethical operating standards is essential to assure a disciplined business approach and to preserve Zenith's reputation. An orientation towards customer service promotes Zenith's focused workers' compensation strategy. Adherence to teamwork is crucial to the effective and efficient implementation of Zenith's goals. Understanding, adopting and using technology are necessary for Zenith to continually improve the delivery of quality services in a disciplined and efficient manner. A commitment to education means a dedication to lifelong learning and training for oneself, developing future leaders of Zenith and creating conditions so that the workforce is similarly dedicated. This dedication to continuous improvement in our aggregate knowledge and curiosity is critical to Zenith's ability to address changes in market conditions and to use such changes to its competitive advantage. In such an environment, proactive approaches that are innovative, yet controlled and well considered, are strongly encouraged and rewarded. On the operational side, activities that demonstrate an opportunistic outlook, anticipate changing business conditions, an ability to assess risk versus reward, and take advantage of opportunities to increase short-term and long-term profits are rewarded. On the administrative side, efficiency, competence, strong compliance and risk management efforts, anticipation and avoidance of problems, as well as innovation, are rewarded.

       We believe Zenith benefits when its Executive Officers have a long-term commitment to Zenith coupled with the expectation to consistently deliver superior leadership and performance over time. As a result, we granted restricted stock to our Executive Officers (other than to Mr. Zax as described below) and have employment agreements with all Executive Officers other than Keith E. Trotman. Mr. Trotman had been employed by Zenith for more than 16 years prior to being named an Executive Officer in 2005; therefore, an employment agreement was not considered necessary to ensure his long-term commitment to Zenith. All employment agreements (other than the employment agreement for Mr. Zax, our Chief Executive Officer) have similar terms and conditions. These agreements define the specific elements of compensation provided to the Executive Officers (which are also provided to Mr. Trotman), and also contain provisions providing for the payment of post-termination benefits as described in more detail below. The term of all of the agreements ends on December 31, 2012.

       Mr. Zax has the same compensation elements as the other Executive Officers, except for restricted stock (which he has not been granted due to his existing significant personal ownership interest in Zenith). In addition, Mr. Zax is provided with certain perquisites pursuant to his employment agreement initially entered into in 1981, as amended from time to time thereafter.

Elements of Executive Officer Compensation

       Within the context of these overarching principles, Executive Officer compensation includes the following elements, which apply generally to all Executive Officers, except as noted above for Mr. Zax:

•
Base Salary — Base salary is determined separately for each Executive Officer and is initially determined based on a number of factors including the executive's position and scope of responsibilities; the educational background, experience and expertise of the individual; and our ability to attract the individual to Zenith, which takes into account compensation received by the individual prior to joining Zenith. We also consider the total compensation offered to each Executive Officer at the time of hire in determining the initial base salary. The base salary may be increased over time for an Executive Officer based on the individual's performance and contributions to the success of Zenith. The employment agreements provide that base salaries may not be decreased. Base salary is paid in cash in 24 equal installments each year.

Increases to the level of an Executive Officer's base salary are generally based on a combination of (1) the performance of Zenith, (2) the performance of the business segment, if any, to which the Executive Officer is principally assigned, (3) a subjective and qualitative evaluation of the personal contribution made by the Executive Officer over time, (4) the length of time since the last increase in base salary for the Executive Officer and (5) the total compensation provided to the Executive Officer, including cash bonuses and stock awards. These factors do not translate mechanically into compensation levels and compensation is not based on any formulaic weighting. Each Executive Officer's performance and compensation, including base salary, are reviewed by the Compensation Committee each December, as well as other times determined to be appropriate by the Compensation Committee. Mr. Zax provides input to the Compensation Committee on the amount and timing of base salary increases for Executive Officers, except for himself, based on the above, and subject to the discretionary approval of or modification by the Compensation Committee. Base salary increases for Mr. Zax are determined and approved by the Compensation Committee at its discretion based on the overall performance of Zenith, including the performance of the investment portfolio and increases in stockholder value attributable to his efforts. In making compensation decisions, the Compensation Committee members have the further benefits of interacting with the Executive Officers frequently with the opportunity to continually evaluate them, as well as having been on the Board for an extended period of time and gaining familiarity with Zenith's operations and executives. (The length of service as a Director for members of the Compensation Committee range from about six years to about twelve years.)

•
Annual Cash and Stock Bonus Awards — The Compensation Committee has full discretion to award both cash bonuses and shares of restricted stock to reward our Executive Officers for successful performance consistent with the compensation objectives described above. In making these annual bonus award determinations, the Compensation Committee considers input from Mr. Zax regarding the amount of annual bonus awards (other than his own) based on his discretionary judgment of the performance and contribution of each Executive Officer using the factors outlined and described under "Objective and Design of Zenith's Executive Officer Compensation" above in this CD&A and other factors it deems relevant, as well as the Executive Officer's tenure with Zenith and other factors. These annual bonus awards are made through cash bonuses and through grants of restricted stock. Although ordinarily cash bonuses are paid under the Bonus Plan, the Compensation Committee also retains the ability to award discretionary cash bonuses outside of the plan. In determining the total annual bonus amount for each Executive Officer, the Compensation Committee considers the Executive Officer's total compensation.

  As for Mr. Zax, his annual bonus award (and the components thereof) are determined by the Compensation Committee at its sole discretion, based on its discretionary judgment of the performance and contributions of Mr. Zax using the factors outlined and described under "Objective and Design of Zenith's Officer Executive Compensation" above in this CD&A and other factors it deems relevant, such as those described below under the description of the consideration of whether or not to award him a discretionary cash bonus for 2009.

  The following sets forth a description of each of these components of annual bonus awards.

      Executive Officer Bonus Plan — The Bonus Plan was initially approved by stockholders in 1994, was amended and restated by stockholders in 2003, and was amended in 2008 to comply with Section 409A of the Code. The Bonus Plan is described under "Bonus" following the Summary Compensation Table in this Item 11 and is designed and administered to provide an annual reward for Executive Officers when (1) Zenith achieves an underwriting profit measured by Zenith's workers' compensation combined ratio of under 100% and (2) Zenith's combined ratio is better than the workers' compensation industry by certain increments. By providing this potential annual reward, Zenith believes it provides a compelling incentive to Executive Officers to achieve underwriting profits in excess of these objective performance goals. Zenith's underwriting performance determines the maximum level of bonuses Executive Officers are eligible to receive under the Bonus Plan.

      Within the maximum levels of bonuses established when the performance goals set forth in the plan (related to Zenith's underwriting performance) are met, the Compensation Committee retains "negative discretion" in awarding lower payouts under the Bonus Plan. By setting a maximum bonus amount, which can then be reduced, the Bonus Plan complies with Section 162(m) of the Code, so that Zenith preserves its tax deduction for compensation paid under the Bonus Plan, as described below under "Tax and Accounting Policies" in this CD&A. Historically, although there is a performance target that establishes eligibility for compensation under the Bonus Plan, the use of negative discretion typically results in awards of compensation as if the Bonus Plan were a discretionary plan.

      The performance goals of the Bonus Plan were not met for 2009, so no awards were payable under it for such year.

      Discretionary Cash Bonuses — As noted above, the Compensation Committee also retains the ability to award cash bonuses separate and outside of the Bonus Plan at its sole discretion, taking into account the factors used to determine base salary and such other factors it deems to be appropriate.

      Restricted Stock Awards — Restricted stock awards granted under the Restricted Stock Plan provide Executive Officers with equity-based incentives that are tied to Zenith's long-term stock price performance and also encourage Executive Officers to increase their ownership in Zenith. Restricted stock is awarded and issued at the sole discretion of the Compensation Committee to recognize an Executive Officer's contribution to the success of Zenith and to reinforce the Executive Officer's long-term commitment to this success, consistent with our long-term view of the business. Prior to 2009, stock awarded to Executive Officers under the Restricted Plan only provided for a four-year time-based vesting schedule, which was designed to provide a long-term retention vehicle for our Executive Officers and to also tie the awards to Zenith's long-term economic performance. In 2009, to further tie the awards to Zenith's long-term economic performance, performance-based vesting was instituted in addition to time-based vesting, so as to provide additional performance-based incentives for our Executive Officers. The Compensation Committee retains the discretion to determine which form of vesting (as well as, in certain instances, what combination of the two forms) to employ with respect to individual awards. (See "Restricted Stock Awards" following the Summary Compensation Table in this Item 11 for a description of the vesting provisions.)

      In addition, in 2009 the Compensation Committee determined that with respect to future awards of restricted stock to employees, dividends on unvested restricted stock should no longer be paid when dividends are declared and paid on outstanding Common Stock, but instead should be accrued and paid only if and when the stock vests. The Compensation Committee concluded that this treatment would be consistent with, and reinforce the concept that grants of restricted stock are intended to award, above average performance over a sustained period of time.

      Each Executive Officer's performance and compensation, including prior stock awards, are reviewed by the Compensation Committee each December (Compensation Committee meetings are usually scheduled a year in advance). If the Compensation Committee determines that awards of restricted stock should be made, they are granted and effective on the date of the Compensation Committee meeting at which the action is taken (except that if, at the time of the committee meeting, a prospective Executive Officer had committed to joining Zenith at a later date, the award may be made effective on the future date that he or she actually commences employment).

      Mr. Zax provides input to the Compensation Committee on stock awards for Executive Officers, other than himself, and the Compensation Committee approves or modifies all awards based on the individual recipient's performance and contributions to the success of Zenith, taking into consideration the various factors described above, as well as other factors it deems relevant. There is no formula governing which vesting schedule is used or the number of shares awarded, which can be varied for each Executive Officer based on his or her individual contributions, tenure with Zenith, the length of time since the last award was granted, the number of shares previously awarded and other elements of compensation.

      Restricted stock is also generally awarded to Executive Officers on commencement of employment, subject to approval by the Compensation Committee, as a means of attracting and retaining the Executive Officer.

      Zenith has determined that its Restricted Stock Plan provides equity-based incentives aligned with the interest of stockholders for the long-term successful performance of Zenith. Stock options are no longer awarded and there are no stock options outstanding. Other than restricted stock, the discontinued stock options and the employee stock purchase plan (which is available to all employees), Zenith has not used any other type of equity-based compensation for its Executive Officers.

•
Perquisites and Other Personal Benefits — Perquisites and other personal benefits are provided to Executive Officers. They receive (i) at their option, either an automobile allowance (paid in cash in 24 equal installments each year) or a company car (Executive Officers provided with a company car receive imputed income for income tax purposes on the value of their personal use of the car) and (ii) the right to use Zenith's corporate aircraft for both business and limited personal use. Executive Officers are not permitted to reimburse Zenith for the costs of personal use of the corporate aircraft because reimbursement would require Zenith to operate the aircraft under a charter certificate issued by the Federal Aviation Administration, which Zenith does not have, or require the entry into a time-sharing arrangement with the Executive Officers. As a result, Executive Officers receive imputed income for income tax purposes on their personal use of the corporate aircraft using Standard Industry Fare Level rates pursuant to Internal Revenue Service regulations. Executive Officers have use of the corporate aircraft primarily for security reasons and also for convenience. Personal use of the corporate aircraft by Mr. Zax is limited to 125 hours of flight time per calendar year. During 2009, Mr. Zax was the only Executive Officer to utilize the corporate aircraft for personal use.

Also, under his employment agreement, Mr. Zax is entitled to receive life insurance coverage with an aggregate face amount of at least $6,125,000. The aggregate face amount of life insurance Zenith currently maintains for Mr. Zax is $5,250,000 (which is $875,000 less than the coverage to which he is entitled under his employment agreement) and Mr. Zax has consented to receive this lesser coverage amount.

No other Executive Officers are entitled to a specific level of life insurance under their employment agreements. Executive Officers are entitled, as are all employees, to group life insurance in an amount equal to three times their annual base salary, with a ceiling of $750,000 (or a lower amount based on age). In addition, all senior officers, including the Executive Officers (other than Mr. Zax), are provided with additional life insurance benefits in order to receive total company-paid coverage equal to four times their respective annual base salary (subject to certain underwriting requirements based on age and amount of coverage). Under the program, senior officers may also elect to participate in a variable universal life feature, allowing them to purchase additional coverage and make payments into a cash accumulation account. The options to purchase additional coverage and to make deposits to the cash accumulation account are entirely between the insurance company and the employee and are at the personal cost of the employee.

Each senior officer (including all Executive Officers) is also paid an additional amount necessary to reimburse him or her for federal and state income taxes payable on the imputed income that he or she receives on the cost of any additional life insurance coverage in excess of the group life insurance coverage.

Perquisites are provided to Executive Officers irrespective of any actions taken on any other element of compensation. The Compensation Committee has full discretion in determining when and to what extent to reduce or expand the perquisites available to Executive Officers. Perquisites are factored into the Compensation Committee's evaluation of what constitutes a fair salary and are considered in establishing total compensation.

Other than standard employee benefits and the specific benefits described above, Zenith does not provide additional perquisites to its Executive Officers. The Compensation Committee believes that its total compensation package is reasonable and Zenith has demonstrated that it is able to hire and retain talented executives without offering additional perquisites.

Determination of Elements of Named Executive Officer Compensation

       The Named Executive Officers, as identified for the Summary Compensation Table in this Item 11, are Mr. Zax, the Chief Executive Officer, Ms. Van Gundy, the Chief Financial Officer, and

Messrs. Trotman, Miller and Jansen, Zenith's three other most highly compensated Executive Officers serving as of December 31, 2009. Following is a description of the manner in which each element of their compensation was determined.

       Mr. Zax's compensation is determined under his employment agreement, which was amended by the Compensation Committee in September 2008. Mr. Zax's current annual base salary of $2,500,000 in effect since January 1, 2008 was established in 2007 and is subject to such increases as the Board or Compensation Committee may determine from time to time. Because Mr. Zax has accumulated a substantial personal ownership position in Zenith over his 30 years of leading Zenith (including stock he initially purchased in 1977), he was not granted any restricted stock awards.

       The Compensation Committee reviewed Mr. Zax's current base salary, as well as the amount of past increases. In considering whether there should be an increase in Mr. Zax's base salary or an award of a discretionary cash bonus to him, the Compensation Committee recognized that Mr. Zax continued to provide exceptional leadership in maintaining financial strength and achieving excellent returns to stockholders during a historically challenging economic environment, where Zenith was faced with continued volatility in the financial markets and an economic recession combined with intense competition in the workers' compensation industry.

       The Compensation Committee recognizes that the long-term success of Zenith is attributable to its successful management of risk (both insurance and investment) and that under Mr. Zax's leadership, the long-term strategy of effective risk management served Zenith and its stockholders well, particularly in 2009. In this regard, the Compensation Committee recognized the following factors attributable to Mr. Zax's leadership:

  Investments: During 2009 there was substantial improvement in the value of Zenith's investment portfolio. The market value of the available-for-sale investment portfolio increased $133.4 million, ending the year in a net unrealized gain position of $56.1 million before tax. In addition, Zenith recognized net realized gains of $36.3 million in 2009 compared to losses of $18.5 million in 2008. Zenith's investment strategy is focused on benefiting from compound interest over the long term and prudently managing the risks versus reward of investment decisions. During 2009, Zenith increased liquidity and reduced the maturity length of its invested assets during a period in which interest rates continued at historically low levels, inflation was low, and credit spreads narrowed. This strategy resulted in lower investment income in the short term but positioned the Company to take advantage of investment opportunities over the long term.

  Workers' Compensation: The loss ratio is a measure of how risk is managed over the long term and continued at acceptable levels and substantially below industry averages during 2009. Zenith recognized an underwriting loss in 2009 for the first time in seven years of $57.5 million before tax. Underwriting losses were caused by the combination of a reasonable loss ratio combined with relatively fixed expenses in relation to the declining premium volume. Net premiums earned declined 24% in 2009 due to the combination of the recessionary impacts on payroll and employment levels of insureds, competition and rate decreases. Costs were reduced as the business declined, but Zenith continues its strategy to maintain and improve its services to customers and ensure that it is in a position to grow the business when the economy and employment trends improve.

  Financial Condition: After taking into account the stockholder dividends declared in 2009 of approximately $91 million, stockholders' equity was relatively unchanged from 2008. Zenith's tangible book value plus dividends per share increased 12.0% during the year, and at an annual average rate of 17.8% over five years.

       The Compensation Committee believed that Mr. Zax should be rewarded for his exceptional performance in 2009. However, in light of the workers' compensation underwriting loss in 2009 and the continuing economic uncertainties, the Compensation Committee decided that it was appropriate to continue to be conservative. Therefore, the Compensation Committee determined that Mr. Zax's annual base salary would not be changed and that no discretionary cash bonus would be awarded to Mr. Zax for 2009. The Compensation Committee concluded, based on its own judgment and experience, that Mr. Zax's annual base salary and all other elements of his total compensation are fair and appropriate at this time.

       The base salaries of Ms. Van Gundy and Messrs. Miller and Jansen are established under their employment agreements, which were amended in 2009. Except for Ms. Van Gundy whose amended employment agreement provides for an annual increase of $50,000 in June of 2009 and 2010, the base salaries of these three Named Executive Officers were not changed by the amendment. Further increases in base salary under the employment agreements are awarded at the discretion of the Compensation Committee, with input from Mr. Zax. Although Mr. Trotman does not have an employment agreement, any increases to his base salary are also awarded at the discretion of the Compensation Committee, with input from Mr. Zax. Mr. Miller's base salary is higher than the other three officers because of his service as President of Zenith Insurance with broad operational responsibilities for Zenith's principal operating subsidiary, and his base salary also reflects his tenure with Zenith as well as his years of experience in the workers' compensation industry. Ms. Van Gundy's compensation reflects the mutually agreed upon base salary between her and Zenith when she re-joined Zenith in July 2006 and the scheduled increases are in recognition of her contribution and leadership not only in the financial and accounting areas, but in certain operational areas, as well. Mr. Jansen's salary reflects the mutually agreed upon base salary between him and Zenith when he joined Zenith in 2006.

       The Compensation Committee, with input from Mr. Zax, reviewed the performance of each of these Named Executive Officers in 2009 based on all of the factors discussed above. It determined that each officer made significant contributions to the success of Zenith based on their specific roles and responsibilities. As it did in considering Mr. Zax's 2009 bonus and his annual base salary, the Compensation Committee decided that in considering the bonuses and annual base salaries of the Named Executive Officers, it was appropriate to be conservative in the face of the current economic challenges and uncertainties. The Compensation Committee determined that, except for the previously approved increase for Ms. Van Gundy, their annual base salaries would not be changed, but each officer would be awarded restricted stock awards as individually determined.

       As noted earlier, the performance goal under the Bonus Plan was not met for 2009 and no bonuses were payable under it. In determining whether discretionary cash bonuses should be awarded to Ms. Van Gundy and Messrs. Trotman, Miller and Jansen, the Compensation Committee first received input from Mr. Zax on the performance of each of these Named Executive Officers. The Compensation Committee determined that these Named Executive Officers made significant contributions to the success of Zenith based on their specific roles and responsibilities. The Compensation Committee then considered all other elements of compensation, including, in particular, the amount of annual restricted stock awards that had been granted to each of the Named Executive Officers in 2009 based on his or her individual contributions, tenure with Zenith, the length of time since the last award was granted and the number of shares previously awarded. Finally, the Compensation Committee applied its analysis of the same external factors that it had in determining whether a discretionary cash award should be awarded to Mr. Zax.

       After this process, the Compensation Committee decided that it was appropriate to award a discretionary cash bonus to Mr. Trotman because of his exceptional efforts and results during 2009 relative to managing the investment portfolio as discussed above. Mr. Trotman has day-to-day operational oversight over Zenith's investment portfolio and is not involved in the operations of the workers' compensation segment. The Compensation Committee awarded Mr. Trotman a discretionary cash bonus of $1 million in recognition of his extraordinary achievement in implementing Zenith's investment philosophy in 2009. The Compensation Committee decided that no other Executive Officer would be awarded a discretionary cash bonus for the reasons discussed above.

       The Compensation Committee, with input from Mr. Zax, also concluded that each of these four Named Executive Officers' base salary plus all other elements of his or her total compensation was fair and appropriate. This determination recognized these Named Executive Officers' tenure and responsibilities in their current roles with Zenith, their past and continued outstanding performance and their stature in the workers' compensation industry.

Amendment to the Executive Officers' Employment Agreements

       In 2009, the employment agreement of each of the Executive Officers (except Mr. Zax, whose agreement had been amended in 2008 and Mr. Trotman, who does not have an agreement) were amended. The provisions of the amended and restated employment agreements are identical to one another, except with respect to the compensation and duties of the Executive Officers. In amending the employment agreements of the Executive Officers, the Compensation Committee extended the term of their employment to December 31, 2012 from October 31, 2009, but made no changes to their duties or compensation arrangement (except for two scheduled increases to Ms. Van Gundy's annual salary). The Compensation Committee authorized the entry into the amendments in an effort to retain availability of the Executive Officer's services for another three years.

       The amended and restated employment agreements of the Executive Officers were patterned after Mr. Zax's recently amended and restated employment agreement. In particular, the Compensation Committee took into consideration a concern raised by RiskMetrics Group's ISS Governance Service in its report and recommendations issued in connection with Zenith's 2008 Annual Meeting of Stockholders. The report indicated that Mr. Zax's employment agreement contained a "modified single trigger change in control arrangement" permitting him to terminate his employment for any reason following a change in control and receive severance benefits. In 2008, that provision was eliminated when Mr. Zax's employment agreement was amended and a similar provision in the employment agreements of the Executive Officers was eliminated as well when they were amended in 2009. Under the amended and restated employment agreements of all Executive Officers (including Mr. Zax), the only benefits they would have due strictly to a change in control would be the automatic vesting of any shares of restricted stock held by them and the payment by Zenith of an amount necessary to reimburse him or her for the excise tax that may be due for severance payments under Section 280G of the Code.

       As amended, an Executive Officer's ability to terminate his or her employment, whether before, after or unrelated to a change in control, and receive a severance payment will always require the existence of "Good Reason." Good Reason is defined as (a) material diminution in annual base salary; (b) material diminution in authority, duties, responsibilities or reporting relationship; (c) material diminution in the budget over which he or she has authority; (d) material change in geographic work location; or (e) any other material breach of the employment agreement by Zenith.

       The new key financial provisions of the amended and restated employment agreements are:

•
Severance payments upon the occurrence of the following events are:

Upon Death	One year's compensation and one year's bonus
Upon Disability	One year's compensation (less disability payments) and one year's bonus
Without cause by Zenith	Two years' compensation and two years' bonus
By the Executive Officer for Good Reason	Two years' compensation and two years' bonus
•
Continued insurance benefits for two years for the affected Executive Officer and/or his or her family in the event of any termination due to any of the four events set forth above.

•
The affected Executive Officer is eligible to receive a prorated amount of his or her annual bonus, the full amount of the previous year's bonus or no bonus for the year of termination depending upon the date of his or her termination (this is in addition to the other bonus payments that may become payable as severance under the employment agreement).

       The Compensation Committee believes the amended employment agreement is simple, transparent and fair to each of the Named Executive Officers, Zenith and its stockholders, in that the level of reward to each of them is commensurate with the benefit that Zenith and its stockholders will gain from the continuing employment of the Named Executive Officer.

Post-Employment Compensation

       The various post-employment compensation arrangements in the Executive Officers' employment agreements are identical except for the amounts and are included in order to attract and retain them. These arrangements also help provide our Executive Officers with financial security that permits them to professionally and consistently manage our insurance and investment segments with a long-term view of business opportunities and economic cycles.

       As currently structured, under the most economically favorable scenario to any one of the Executive Officers (including Mr. Zax), he or she would be entitled to receive no more than two years of severance payments. The Compensation Committee concluded that these severance amounts were reasonable.

       Mr. Zax's employment agreement provides that upon his retirement a five-year post-termination consulting arrangement will be entered into with Zenith to allow Zenith to continue to benefit from Mr. Zax's experience and unique knowledge of Zenith and the workers' compensation industry for an appropriate transition period. (See "Salary and Employment Agreements" following the Summary Compensation Table in this Item 11 under "Stanley R. Zax" for a description of this arrangement.)

Other Post-Retirement Benefits

       Executive Officers are not provided pension or other post-retirement benefits (other than Zenith's 401(k) Plan benefits which are available to all full-time employees); however, the overall level of compensation anticipates that each Executive Officer will be able to plan for his or her individual retirement needs. This approach is consistent with Zenith's philosophy of fair, simple and transparent compensation that is easily quantifiable and related to the performance of Zenith as further detailed above.

Tax and Accounting Policies

       Zenith applies the accounting guidance related to stock compensation in determining the value of the restricted stock awards described above.

       Section 162(m) of the Code generally limits the federal income tax deduction that a public corporation may claim for annual compensation paid to certain executive officers. The limitation with respect to each affected Executive Officer is $1 million per year. However, the limitation does not apply to compensation which is performance-based, earned under a plan approved by the corporation's stockholders and which satisfies certain other conditions set forth in Section 162(m) and the regulations thereunder. Bonuses payable under the Bonus Plan are intended to comply with Section 162(m). Accordingly, the amount of any bonus payment made to Executive Officers under the Bonus Plan should not be subject to the $1 million limit on deductibility. However, discretionary bonuses paid outside of the Bonus Plan and any income recognized upon the vesting of shares of restricted stock are subject to such limit on deductibility. The Board has determined that Zenith will pay annual salary (including Mr. Zax's annual salary over $1 million), pay potential discretionary bonuses outside of the Bonus Plan, and award shares of restricted stock to Executive Officers, even though some or all of an

Executive Officer's income over $1 million may not be deductible by Zenith. In awarding the discretionary cash bonus in 2009 to Mr. Trotman, the Compensation Committee was aware that a large portion of the bonus would not be tax deductible and took this fact into consideration in making the award.

       As discussed above under "Perquisites and Other Personal Benefits" in this CD&A, all Executive Officers are paid additional amounts necessary to reimburse them for federal and state income taxes payable on the imputed income that they receive on the cost of any additional life insurance coverage in excess of the coverage provided under the group life insurance. In addition, as described under "Early Termination of Employment and Change in Control Arrangements" in this Item 11, pursuant to the current employment agreements with the Executive Officers (except Mr. Trotman, who does not have an employment agreement), if one of the specified termination events occurs, an Executive Officer is entitled to the continuation of certain benefits beyond the termination date at Zenith's cost. In such event, Zenith will also pay the affected Executive Officer such additional amount necessary to reimburse him or her for all payroll taxes payable on the imputed income received due to such benefit continuation. Finally, these employment agreements provide that if there is a severance payment made in connection with a termination following a change in control, Zenith will pay any affected Executive Officer such amount as necessary to reimburse him or her for the tax due on "excess golden parachute payments" as defined in Section 280G of the Code. In general, such excess payments are defined in Section 280G as amounts paid to an individual due to a change in control in excess of three times the average of that individual's income as reported by the employer on Form W-2 for the prior five years less one dollar.

Compensation Committee Report

       The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for 2009 with Zenith's management.

       Based on this review and their discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis for 2009 be included in Zenith's Annual Report on Form 10-K and, as applicable, the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                      Robert J. Miller, Chairman
                      Catherine B. Reynolds
                      Alan I. Rothenberg
                      Michael Wm. Zavis

 Summary Compensation Table

       The Summary Compensation Table sets forth information regarding the compensation paid during the 2009, 2008 and 2007 fiscal years to the Named Executive Officers. The Named Executive Officers are Zenith's Chief Executive Officer, its Chief Financial Officer and its three other most highly compensated Executive Officers serving as of December 31, 2009.

       Except for the elements included under the All Other Compensation column in the table below, there are only three elements of compensation available for all of these individuals — salary, cash bonus and restricted stock awards. Each of these elements of compensation is described in the sections following the Summary Compensation Table entitled "Salary and Employment Agreements," "Bonus" and "Restricted Stock Awards." The components of the entries under the All Other Compensation column are set out in footnote (3) to the Summary Compensation Table.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	All Other Compensation (3)	Total

Stanley R. Zax	2009	$2,500,000	—	—	$198,292	$2,698,292
Chairman of the Board and	2008	2,500,000	$1,750,000	—	233,110	4,483,110
President of Zenith; Chairman of the Board of Zenith Insurance (Chief Executive Officer)	2007	2,000,000	3,000,000	—	76,300	5,076,300
Kari L. Van Gundy	2009	$444,767	—	$145,250	$26,428	$616,445
Executive Vice President,	2008	415,600	$200,000	314,000	28,000	957,600
Chief Financial Officer and Treasurer of Zenith and Zenith Insurance (Chief Financial Officer)	2007	415,600	250,000	613,800	35,750	1,315,150
Keith E. Trotman	2009	$550,000	$1,000,000	$145,250	$28,369	$1,723,619
Executive Vice President of	2008	550,000	400,000	314,000	31,950	1,295,950
Zenith and Zenith Insurance	2007	550,000	500,000	491,040	53,500	1,594,540
Jack D. Miller	2009	$716,000	—	$145,250	$37,244	$898,494
Executive Vice President of	2008	716,000	$300,000	314,000	40,959	1,370,959
Zenith; Vice Chairman of Zenith Insurance (Effective March 15, 2010)	2007	716,000	400,000	613,800	44,250	1,774,050
Michael E. Jansen	2009	$515,600	—	$145,250	$54,160	$715,010
Executive Vice President	2008	515,600	$150,000	314,000	56,454	1,036,054
and General Counsel of Zenith and Zenith Insurance	2007	515,600	200,000	613,800	44,750	1,374,150

(1)
An automobile allowance of $15,600 is included as a part of the salary reported for Ms. Van Gundy and Messrs. Miller and Jansen.

(2)
Fair value of awards of shares of restricted stock for the years indicated under the Restricted Stock Plan. (See "Restricted Stock Awards" following this table for a description of the Restricted Stock Plan.) The fair value of each award is equal to the number of restricted shares constituting the award multiplied by the NYSE closing price per share of Common Stock on the award date.

The restricted stock will vest upon the achievement of a performance goal. However, the amount shown in the table is the full fair value of the restricted stock and has not been reduced to reflect the probable outcome of achievement of the performance goal.

Forfeiture rates are not assumed or factored into the determination of the fair value of the restricted shares for the purposes of the table and the value of future dividends is assumed to be reflected in the closing price per share of Common Stock and, consequently, in the fair value of each award. Therefore, dividends paid on unvested restricted stock are not shown separately in the table. (Note that dividends will not be paid on unvested shares of restricted stock that are granted to employees, including all Executive Officers after 2009, but will be accrued and paid only upon the vesting of such shares.)

The assumption that the value of future dividends is reflected in the closing price per share of Common Stock and the fair value of each award was made only with respect to regular quarterly dividends declared and paid by Zenith. That assumption was not made with respect to the extra dividend of $0.40 per share that was declared and paid in December 2009 on all outstanding shares of Common Stock. Consequently, the amount of extra dividend that each Named Executive Officer received on his or her unvested restricted stock that was awarded prior to 2009 is included under the All Other Compensation column.

  In compliance with the rules and regulations of the Commission, the amounts shown for restricted stock awarded in 2008 and 2007 have been changed from those shown in prior Summary Compensation Tables included in Proxy Statements to reflect the fair value of the awards in each of those years. (Previously, the amount shown in those two years were the compensation costs recognized in each of those years for all unvested shares of restricted stock then held by the Named Executive Officers.) Because of the changes to the amounts shown for restricted stock awards, the total compensation amounts for 2008 and 2007 were also changed.

(3)
Our Executive Officers do not receive company loans, country club memberships or financial planning assistance, and Zenith does not own any life insurance on their lives. The Executive Officers' health benefits (such as medical, dental and vision) and other benefits (such as group life insurance, long-term disability insurance, paid vacation time off and participation in a 401(k) Plan and employee stock purchase plan) are available to all full-time regular employees and, therefore, except for Zenith's matching contributions to the Executive Officer's contributions under Zenith's 401(k) Plan and Zenith's employee stock purchase plan, are not included in the above table. Included in the above table are the premiums paid by Zenith for the additional life insurance coverage on certain of the Named Executive Officers under the enhanced life insurance program available to all senior officers of Zenith and its subsidiaries and the amount paid by Zenith to the Named Executive Officer to reimburse him or her for federal and state income taxes payable on the imputed income received on the cost of any additional life insurance coverage. (See "Perquisites and Other Personal Benefits" under the CD&A in this Item 11 for a description of the enhanced life insurance program.)

The 2009 entries under the All Other Compensation column consist of the following amounts incurred or paid by Zenith in 2009:

Stanley R. Zax

The amount shown for Mr. Zax consists of: (a) life insurance premiums of $49,329 paid by Zenith and reimbursement of $43,308 for Mr. Zax's income tax liability on Zenith's payment of these premiums; (b) the cost of the personal use of a company-leased automobile of $22,592; and (c) the incremental cost to Zenith of $83,063 for his personal use of the corporate aircraft in compliance with Zenith's security policy. The calculation of incremental cost for personal use of the corporate aircraft includes the variable costs incurred as a result of personal flight activity (including any related empty pick-up or return flights commonly known as "deadhead flights"), such as a portion of ongoing maintenance and repairs, aircraft fuel, navigation and communications fees and any travel expenses for the flight crew. It excludes non-variable costs, such as aircraft purchase costs and depreciation, flight crew salaries, exterior paint, interior refurbishment and regularly scheduled inspections, which would have been incurred regardless of whether there was any personal use of the aircraft. Mr. Zax receives imputed income for income tax purposes on his personal usage of the corporate aircraft using Standard Industry Fare Level rates pursuant to Internal Revenue Service regulations. Mr. Zax is responsible for all taxes on this imputed income for personal aircraft usage, and he is not reimbursed for the taxes he pays.

Kari L. Van Gundy

The amount shown for Ms. Van Gundy consists of: (a) Zenith's matching contributions of $7,350 to Zenith's 401(k) Plan; (b) extra $0.40 dividend totaling $9,500 paid on her shares of unvested restricted stock; (c) life insurance premiums of $4,165 paid by Zenith under the enhanced life insurance program for all senior officers and reimbursement of $2,413 for Ms. Van Gundy's income tax liability on Zenith's payment of these premiums; and (d) Zenith's matching contribution of $3,000 under Zenith's employee stock purchase plan.

Keith E. Trotman

The amount shown for Mr. Trotman consists of: (a) Zenith's matching contributions of $7,350 to Zenith's 401(k) Plan; (b) extra $0.40 dividend totaling $8,400 paid on his shares of unvested restricted stock; and (c) the cost of the personal use of a company-leased automobile of $12,619.

Jack D. Miller

The amount shown for Mr. Miller consists of: (a) Zenith's matching contributions of $7,350 to Zenith's 401(k) Plan; (b) extra $0.40 dividend totaling $9,000 paid on his shares of unvested restricted stock; and (c) life insurance premiums of $13,230 paid by Zenith under the enhanced life insurance program for all senior officers and reimbursement of $7,664 for Mr. Miller's income tax liability on Zenith's payment of these premiums.

Michael E. Jansen

The amount shown for Mr. Jansen consists of: (a) Zenith's matching contributions of $7,350 to Zenith's 401(k) Plan; (b) extra $0.40 dividend totaling $10,000 paid on his shares of unvested restricted stock; (c) life insurance premiums of $3,521 paid by Zenith under the enhanced life insurance program for all senior officers and reimbursement of $2,039 for Mr. Jansen's income tax liability on Zenith's payment of these premiums; and (d) Zenith's matching contribution of $31,250 under Zenith's employee stock purchase plan.

       Salary and bonus constitute a substantial portion of the total compensation received by each Executive Officer. This is pursuant to Zenith's philosophy that compensation be fair, simple and transparent, easily quantifiable and related to Zenith's performance.

Salary and Employment Agreements

       The salary shown in the Summary Compensation Table for each of Ms. Van Gundy and Messrs. Zax, Miller and Jansen is paid pursuant to employment agreements, which have all been approved by the Compensation Committee. Mr. Zax's employment agreement was amended and restated in 2008; the employment agreements of Ms. Van Gundy and Messrs. Miller and Jansen were amended and restated in 2009. (See "Amendment to the Executive Officers' Employment Agreements" under the CD&A in this Item 11 for a discussion of the changes to the employment agreements.) Mr. Trotman does not have an employment agreement. Pertinent provisions of the employment agreements, including payments due upon early termination and a change in control are set forth below and under "Early Termination of Employment and Change in Control Arrangements" in this Item 11.

Stanley R. Zax

       Stanley R. Zax, who serves as Zenith's Chairman of the Board and President (which office constitutes Zenith's Chief Executive Officer), is employed under an employment agreement effective as of December 11, 1997, which, after its latest amendment and restatement in September 2008, provides for an employment term ending on December 31, 2012 (unless further extended or renewed). Under his employment agreement, Mr. Zax is paid an annual base salary, is eligible for discretionary cash bonuses and/or cash bonuses under the Bonus Plan, is allowed personal use of the corporate aircraft for up to 125 hours per year, and is provided the exclusive use of an automobile of his choice and is entitled to certain additional benefits that are generally available to all Zenith employees. Pursuant to Mr. Zax's employment agreement, Zenith is to provide life insurance of at least $6,125,000, of which at least $5,000,000 is to be term life insurance. Currently, however, the aggregate amount of life insurance provided is $5,250,000, and Mr. Zax has consented to this lesser amount.

       The latest amendment in September 2008 to Mr. Zax's employment agreement continued his annual base salary of $2,500,000, subject to such increases as the Board or Compensation Committee may determine from time to time. Mr. Zax's annual base salary is currently $2,500,000.

       Upon the normal expiration of Mr. Zax's employment agreement or upon his retirement, a five-year consulting agreement would be entered into between Mr. Zax and Zenith, pursuant to which Zenith would provide an office, secretarial assistance, an automobile allowance, health insurance and a consulting fee in a declining amount for each year of the five-year term of $750,000, $600,000, $500,000, $400,000 and $300,000, respectively, in return for Mr. Zax's providing consulting hours of no more than 100, 75, 50, 25 and 10 hours per quarter in the first, second, third, fourth and fifth years, respectively. The consulting agreement may be terminated by Mr. Zax for any reason or by Zenith with or without cause or based on the death or disability of Mr. Zax. In the event of any such termination, consulting fee payments to Mr. Zax would cease; however, if the termination by Zenith is without cause or is based on Mr. Zax's disability, he would continue to be provided an office, secretarial assistance, an automobile allowance and health insurance for the balance of the consulting agreement term.

Kari L. Van Gundy

       Kari L. Van Gundy, who serves as Executive Vice President, Chief Financial Officer and Treasurer (which office constitutes Zenith's Chief Financial Officer) of both Zenith and Zenith Insurance is employed under an amended and restated employment agreement executed June 3, 2009. Her employment agreement provides for a term ending December 31, 2012 (unless further extended or renewed), an annual base salary of $400,000 (with increases of $50,000 on each of June 1, 2009 and 2010) plus such other increases as the Compensation Committee may establish from time to time, eligibility for discretionary cash bonuses and/or cash bonuses under the Bonus Plan, an automobile allowance and certain additional benefits that are generally available to all Zenith employees. Ms. Van Gundy's annual base salary is currently $450,000.

Jack D. Miller

       Jack D. Miller, who currently serves as Zenith's Executive Vice President and Zenith Insurance's President (until March 15, 2010 when he will become its Vice Chairman), is employed under an amended and restated employment agreement executed June 3, 2009, which was further amended in January 2010, naming him Vice Chairman of Zenith Insurance effective March 15, 2010. Mr. Miller's employment agreement provides for a term ending December 31, 2012 (unless further extended or renewed), an annual base salary of $700,400 with such increases as the Compensation Committee may establish from time to time, eligibility for discretionary cash bonuses and/or cash bonuses under the Bonus Plan, an automobile allowance and certain additional benefits that are generally available to all Zenith employees. Mr. Miller's annual base salary is currently $700,400.

Michael E. Jansen

       Michael E. Jansen, who serves as Executive Vice President and General Counsel of both Zenith and Zenith Insurance, is employed under an amended and restated employment agreement executed June 3, 2009. His employment agreement provides for a term ending December 31, 2012 (unless further extended or renewed), an annual base salary of $500,000 with such increases as the Compensation Committee may establish from time to time, eligibility for discretionary cash bonuses and/or cash bonuses under the Bonus Plan, an automobile allowance and certain additional benefits that are generally available to all Zenith employees. Mr. Jansen's annual base salary is currently $500,000.

Bonus

       The amounts shown in the Summary Compensation Table under the Bonus column were all paid under the Bonus Plan, except for the $1 million discretionary cash bonus paid to Mr. Trotman in 2009.

       Under the Bonus Plan, annual cash bonuses may be paid to Executive Officers based on Zenith's financial performance during the calendar year. The maximum amount of bonus potentially payable to each Executive Officer for each calendar year is determined as follows:

•
100% of his or her base salary at the beginning of the year if Zenith's workers' compensation combined ratio for such year is at least three percentage points, but less than five percentage points, below the workers' compensation industry combined ratio (in each case on a statutory accounting basis); or

•
150% of his or her base salary at the beginning of the year if Zenith's workers' compensation combined ratio for such year is at least five percentage points below the workers' compensation industry combined ratio (in each case on a statutory accounting basis);

provided, however, that, in either instance, the Compensation Committee may, in its sole discretion, on a case by case basis, reduce such bonus by any amount. Thus, although there is a performance target that establishes compensation under the Bonus Plan, the use of negative discretion results in awards of compensation as if the Bonus Plan were a discretionary plan. In determining the total amount of annual bonus award for each Executive Officer, the Compensation Committee considers and uses both cash bonuses and awards of restricted stock.

       In 2009, on a statutory accounting basis, Zenith's workers' compensation combined ratio was 113.9% and the industry's estimated combined ratio, as reported by A.M. Best Company, was 109.0%. Hence, the objective performance goal under the Bonus Plan was not met and no bonuses were payable under the Bonus Plan for 2009.

       The Compensation Committee retains the ability to award cash bonuses from time to time separate from and outside of the Bonus Plan at its discretion, taking into account the factors used to determine base salary and such other factors it deems to be appropriate. The Compensation Committee awarded Mr. Trotman a discretionary cash bonus of $1 million outside of the Bonus Plan for 2009.

Restricted Stock Awards

       The awards of restricted stock reported in the Summary Compensation Table were made under the Restricted Stock Plan. The Restricted Stock Plan permits the awarding of restricted stock to our employees and non-employee Directors. Generally, "restricted stock" is Common Stock that may not be transferred or otherwise disposed of for a specified period of time. The Compensation Committee is responsible for administering the Restricted Stock Plan.

       Management recommends individuals to the Compensation Committee to receive awards, the terms of awards to be granted and the number of shares subject to these awards. The Compensation Committee then determines whether or not to accept management's recommendation. In making these determinations, a number of factors are taken into account, including the duties and responsibilities of the individual, the value of the individual's services to Zenith, the individual's past, present and potential contribution to Zenith's success, past awards of restricted stock and other relevant factors.

       The Compensation Committee prescribes the restrictions and conditions imposed on the restricted stock award. Beginning in 2009, in addition to time-based vesting, the Compensation Committee added performance-based vesting of restricted stock awards made to employees. The committee may, in its discretion, make an award utilizing time-based vesting or performance-based vesting or a combination of the two. Also, commencing with awards to employees in 2009, the Compensation Committee changed the manner in which dividends are paid on unvested shares of restricted stock. Rather than paying dividends on unvested shares when such dividends are declared and paid on the Common Stock, dividends declared while the restricted stock is unvested are now accrued and paid upon vesting.

       Accordingly, under the Restricted Stock Plan and the form of the restricted stock agreement that is elected to be used by the Compensation Committee in its discretion, awards of restricted stock granted to employees in 2009 and after will become vested either on a time basis or a performance basis, as follows:

  Time-based vesting

•
50% of the shares subject to such award will vest no earlier than two (2) years after the date of grant; and
•
The remaining 50% of the shares subject to such award will vest no earlier than four (4) years after the date of grant.

  Performance-based vesting

•
All of the shares will become vested upon the determination that the statutory combined ratio of Zenith's workers' compensation operations for the three calendar years following the year in which the award is made is at least five percentage points below the average of the industry's combined ratio for same three calendar years, with such determination expected to be made by February 15 following the end of the third calendar year.

In either case, the recipient must be an employee on the applicable vesting date in order to be vested in the shares.

       Under the compensation arrangement for non-employee Directors, each non-employee Director will receive an annual award of 2,500 shares of restricted stock upon his or her election at the Annual Meeting of Stockholders. The 2,500 shares will vest 833 shares on each of the first two anniversaries of the award date and 834 shares on the third anniversary of the award date, provided the recipient is serving as a Director on the applicable vesting date. If a Director is appointed at other than an Annual Meeting of Stockholders, the number of shares of restricted stock granted at the time of such appointment will be adjusted proportionately downward in order to reflect the period of time until the next Annual Meeting of Stockholders, at which time the annual 2,500 shares will be granted.

       In general, the recipient of a restricted stock award has the rights of a holder of Common Stock, including the right to vote the shares and to receive dividends. (Employees granted awards before 2009 and non-employee Directors receive dividends as they are declared and paid on the Common Stock; employees granted awards in 2009 and later will receive dividends declared and paid on the Common Stock during the vesting period only if and at the time such shares become vested.)

       Under the terms of the Restricted Stock Plan, an award of restricted stock will automatically become fully vested upon the participant's death or termination of employment or service due to disability. In addition, vesting will accelerate pursuant to the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen upon a change in control as defined in their employment agreements. (Mr. Zax does not hold any restricted stock.) Pursuant to the Restricted Stock Plan, the Compensation Committee has the right to provide for acceleration of the vesting of an award in its discretion based upon factors it determines appropriate including, but not limited to, the attainment of certain performance-related goals, the termination of the recipient's employment or service with Zenith or change in control; provided, however, that the Compensation Committee can only waive restrictions it has established in certain limited circumstances.

       In addition, in the event of a change in control of Zenith, unless an award of restricted stock is assumed by the successor corporation or substituted with an equivalent award, the restricted stock will become fully vested and free of restrictions. A "change in control" of Zenith is defined in the Restricted Stock Plan and generally includes any of the following:

•
a person or entity becomes the owner of 50% or more of the voting stock of Zenith;

•
a majority of the Board is replaced by directors who were not approved or recommended by the incumbent Board;

•
Zenith's stockholders approve a plan of complete liquidation or dissolution of Zenith;

•
a sale of all or substantially all of the assets of Zenith; or

•
a merger or consolidation with any other corporation.

Grants of Plan-Based Awards in 2009

       The number of shares of restricted stock awarded to the Named Executive Officers under the Restricted Stock Plan in 2009 and the fair values of such awards were:

Named Executive Officer	Grant Date	Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock Awards (1)

Stanley R. Zax	—	—	—
Kari L. Van Gundy	12/2/2009	5,000	$145,250
Keith E. Trotman	12/2/2009	5,000	145,250
Jack D. Miller	12/2/2009	5,000	145,250
Michael E. Jansen	12/2/2009	5,000	145,250

(1)
The fair value of each award was based on the NYSE closing price of $29.05 per share of Common Stock on December 2, 2009, the date of award, and the value of future regular quarterly dividends is assumed to be reflected in the closing price of Common Stock. (See "Restricted Stock Awards" following the Summary Compensation Table in this Item 11 for a description of the Restricted Stock Plan.)

Other than the Restricted Stock Plan, Zenith has no other plans under which equity grants may be made.

Outstanding Equity Awards at 2009 Year-End

       None of the Named Executive Officers holds any outstanding stock options. The only equity awards held by them are shares of restricted stock. At December 31, 2009, the number of shares of unvested restricted stock and their market value are set out in the following table. Market value is based on the NYSE closing price of $29.76 per share of Common Stock on December 31, 2009.

	Stock Awards
Named Executive Officer	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested

Stanley R. Zax	—	—
Kari L. Van Gundy	28,750	$855,600
Keith E. Trotman	26,000	773,760
Jack D. Miller	27,500	818,400
Michael E. Jansen	30,000	892,800

       The vesting dates for the unvested shares held at December 31, 2009 by Ms. Van Gundy and Messrs. Trotman, Miller and Jansen are:

Named Executive Officer	Month and Day	2010	2011	2012	2013	Total Unvested Shares

Kari L. Van Gundy	February 15				5,000
	July 5	5,000
	December 3	5,000		5,000
	December 5		7,500
	December 7	1,250
						28,750

Keith E. Trotman	February 15				5,000
	December 3	5,000		5,000
	December 5		6,000
	December 7	5,000
						26,000

Jack D. Miller	February 15				5,000
	December 3	5,000		5,000
	December 5		7,500
	December 7	5,000
						27,500

Michael E. Jansen	February 7	5,000
	February 15				5,000
	December 3	5,000		5,000
	December 5		7,500
	December 7	2,500
						30,000

 Option Exercises and Stock Vested in 2009

       None of the Named Executive Officers holds any options to acquire Common Stock. The following table sets out the number of shares that each Named Executive Officer acquired upon the vesting of restricted stock in 2009 (that is, shares of restricted stock on which the restrictions lapsed) and the value realized upon vesting. The value realized is based on the average of the high and low NYSE price per share of Common Stock on the dates on which the shares vested or if the vesting date falls on a non-business day, the average of the high and low NYSE price per share for the business days preceding and following the vesting date.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting	Value Realized on Vesting

Stanley R. Zax	—	—
Kari L. Van Gundy	7,500	$221,625
Keith E. Trotman	11,000	325,050
Jack D. Miller	12,500	369,375
Michael E. Jansen	7,500	221,625

Early Termination of Employment and
Change in Control Arrangements

       The employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen contain identical provisions for payments upon the early termination of employment. The conditions under which such payments are made and the amounts of such payments are set out below. Mr. Trotman does not have an employment agreement.

       The employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen are also similar in that each of them is prohibited during the term of the employment agreement and for one year thereafter from directly or indirectly influencing customers to divert their business to a competitor of Zenith and from directly or indirectly soliciting any employee of Zenith to be employed by them or any enterprise that is a competitor of Zenith. Further, during the term of the employment agreement and so long as each of Ms. Van Gundy or Messrs. Miller or Jansen is receiving benefits under the employment agreement, he or she may not compete against Zenith or own, assist, manage, advise or participate in an enterprise that competes against Zenith.

       Under the Restricted Stock Plan, shares of unvested restricted shares held by any recipient will vest upon his or her death, termination of employment due to disability or a change in control of Zenith if the successor corporation does not assume the awards of restricted stock or substitute equivalent awards for them. Since the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen provide for immediate vesting of their restricted stock upon a change in control irrespective of an assumption of awards, such agreements would effectively supplant the plan's provision, so it would only apply to Mr. Trotman.

       In the discussion that follows, in accordance with SEC rules and regulations, payments and other benefits payable upon early termination and change in control situations are set out as if the conditions for payments had occurred and/or the termination took place on December 31, 2009. In setting out such payments and benefits, we did not show amounts that had already been earned as of the termination date, such as accrued salary, accrued vacation, accrued automobile allowance, and unused floating holidays. Also, we do not include any payments or benefits, such as group health benefits through the month of termination, that are available to all full-time regular employees of Zenith when their employment terminates. (We did, however, choose to include (a) group life insurance proceeds because of the manner in which the enhanced senior officer's life insurance program, as described under "Perquisites and Other Personal Benefits" in the CD&A in this Item 11, integrates with the group life insurance program and (b) disability payments because they offset the severance payments upon termination due to disability.)

       Notwithstanding anything to the contrary in the following discussion, if the employment of Ms. Van Gundy or Messrs. Zax, Miller or Jansen is terminated due to death, disability, by Zenith other than for cause, or for Good Reason (as defined in their employment agreements), the affected Named Executive Officer will receive a prorated bonus for the year of termination only if such termination occurs on or after July 1 of such year. Such prorated bonus payment would be equal to the highest annual bonus paid or payable to the affected Named Executive Officer in the three calendar years immediately preceding the year of termination prorated from the beginning of the year of termination to the date of termination. If termination occurs after the end of a given year but before the annual bonus for such year has been paid, the affected Named Executive Officer shall be entitled to receive such annual bonus; provided, that in the event the amount of such annual bonus had already been determined by the Compensation Committee prior to termination, then the annual bonus paid shall be equal to the amount so determined. If, however, such annual bonus had not yet been so determined, then the amount shall be equal to the highest annual bonus paid or payable to the affected Named Executive Officer in the three calendar years immediately preceding such given year. The foregoing bonus payments are in addition to any other bonus payments to which the affected Named Executive Officer is entitled as severance under their employment agreements and as described below.

       The amounts set forth below are estimates of the amounts that would be paid to the Named Executive Officers upon their termination. The actual amounts to be paid can only be determined at the time of each Named Executive Officer's separation from Zenith. Note that except for the immediate vesting of restricted stock pursuant to their employment agreements upon a change in control, none of Ms. Van Gundy and Messrs. Zax, Miller and Jansen is entitled to any unique benefit conditioned solely on a change in control. However, for the purposes herein, it is assumed that a termination by Zenith without cause or by the affected Named Executive Officer for Good Reason also occurred following a change in control. If such termination does not also occur, the only amount that Ms. Van Gundy and Messrs. Zax, Miller and Jansen would realize upon a change in control is the value of the accelerated vesting of their restricted stock. As for Mr. Trotman, who does not have an employment agreement, the vesting of his shares of restricted stock would accelerate pursuant to the terms of the Restricted Stock Plan applicable to all participants. The plan provides for such accelerated vesting if there is a change in control and the successor corporation does not assume the awards of restricted stock or substitute equivalent awards for them.

       We will discuss payments and other benefits that would be made or made available to each Named Executive Officer upon termination of employment for the following reasons:

•
By Zenith for cause

•
By a Named Executive Officer voluntarily

•
Due to disability

•
Due to death while employed

•
By Zenith for other than for cause, disability or death

•
By a Named Executive Officer for Good Reason (constructive termination)

•
Following a change in control

       The following table sets forth a summary of the potential payments the Named Executive Officers would receive under their employment agreements and certain benefit plans upon each of the foregoing events. In the interest of readability, we have combined certain of the payment categories. Refer to the information that follows the summary table for more details.

Named Executive Officer	Termination Scenario	Salary and Bonus Payments	Benefits Continuation and Income Tax Reimbursements	Accelerated Vesting of Restricted Stock Value	Life Insurance Proceeds	Total

Stanley R. Zax	For cause	—	—	—	—	—
	Voluntary	—	—	—	—	—
	Disability	$8,320,000	$397,221	—	—	$8,717,221
	Death	8,500,000	25,275	—	$5,250,000	13,775,275
	Without cause	14,000,000	397,221	—	—	14,397,221
	For Good Reason	14,000,000	397,221	—	—	14,397,221
	Change in control (1)	14,000,000	397,221	—	—	14,397,221
Kari L. Van Gundy	For cause	—	—	—	—	—
	Voluntary	—	—	—	—	—
	Disability	$770,000	$153,041	$855,600	—	$1,778,641
	Death	950,000	75,688	855,600	$1,800,000	3,681,288
	Without cause	1,650,000	153,041	—	—	1,803,041
	For Good Reason	1,650,000	153,041	—	—	1,803,041
	Change in control (1)(3)	1,650,000	963,786	855,600	—	3,469,386
Keith E. Trotman	For cause	—	—	—	—	—
	Voluntary	—	—	—	—	—
	Disability	—	—	$773,760	—	$773,760
	Death	—	—	773,760	$487,500	1,261,260
	Without cause	—	—	—	—	—
	For Good Reason	—	—	—	—	—
	Change in control (2)	—	—	773,760	—	773,760
Jack D. Miller	For cause	—	—	—	—	—
	Voluntary	—	—	—	—	—
	Disability	$1,720,400	$222,428	$818,400	—	$2,761,228
	Death	1,900,400	26,833	818,400	$2,000,000	4,745,633
	Without cause	3,200,800	222,428	—	—	3,423,228
	For Good Reason	3,200,800	222,428	—	—	3,423,228
	Change in control (1)	3,200,800	222,428	818,400	—	4,241,628
Michael E. Jansen	For cause	—	—	—	—	—
	Voluntary	—	—	—	—	—
	Disability	$720,000	$123,301	$892,800	—	$1,736,101
	Death	900,000	75,688	892,800	$2,000,000	3,868,488
	Without cause	1,600,000	123,301	—	—	1,723,301
	For Good Reason	1,600,000	123,301	—	—	1,723,301
	Change in control (1)	1,600,000	123,301	892,800	—	2,616,101

(1)
Except for the immediate vesting of restricted stock pursuant to their employment agreements upon a change in control, none of Ms. Van Gundy and Messrs. Zax, Miller and Jansen is entitled to any unique benefit conditioned solely on a change in control. However, for the purposes herein, it is assumed that a termination by Zenith without cause or by the affected Named Executive Officer for Good Reason also occurred following a change in control. Note that if such termination does not also occur, the only amount that Ms. Van Gundy and Messrs. Zax, Miller and Jansen would realize upon a change in control is the value of the accelerated vesting of their restricted stock in the respective amounts of $855,600, $0, $818,400 and $892,800.

(2)
The vesting of Mr. Trotman's restricted stock would be pursuant to the terms of the Restricted Stock Plan applicable to all participants. The plan provides for accelerated vesting if there is a change in control and the successor corporation does not assume the awards of restricted stock or substitute equivalent awards for them.

(3)
Amount shown under Benefits Continuation and Income Tax Reimbursements for Ms. Van Gundy upon termination following a change in control on December 31, 2009 includes $810,745 in reimbursement for the 280G excise tax that she would have incurred.

Payments upon Termination for Cause or upon Voluntary Termination

       If the employment of any of Ms. Van Gundy or Messrs. Zax, Miller or Jansen is terminated by Zenith for "cause" or by them as a voluntary resignation, they will receive their base salary through the date on which the termination was effective. "Cause" is generally defined in the employment agreements as the Named Executive Officer's (1) failure to substantially perform his or her duties or commitments or any other material breach of the employment agreement (other than a failure or breach resulting from an incapacity due to physical or mental illness, injury or similar incapacity); (2) participation in activities that are competitive with Zenith's business; (3) conviction of a felony; or (4) violation of his or her duty to maintain confidentiality as specified in the employment agreement. Mr. Trotman has no employment agreement but if he is terminated for cause, as may be legally interpreted, or if he voluntarily resigned, he will also only receive his base salary through the date on which termination was effective.

       If a termination by Zenith of the employment of Ms. Van Gundy or Messrs. Zax, Trotman, Miller or Jansen for cause had occurred, or if they had voluntarily terminated their employment, on December 31, 2009, they would not have been paid any sums or received any benefits other than the base salary that had already been earned by them through the termination date.

       If the reason Mr. Zax voluntarily terminated his employment on December 31, 2009 was because of his retirement, the five-year consulting agreement as described under "Salary and Employment Agreements" following the Summary Compensation Table in this Item 11 under "Stanley R. Zax" would be entered into between Mr. Zax and Zenith. Amounts relating to the consulting agreement are not set forth because Mr. Zax is required to perform ongoing service obligations to receive payments (except for benefits continuation in certain instances).

Payments upon Termination of Employment for Disability

       If the employment of any of Ms. Van Gundy or Messrs. Zax, Miller or Jansen is terminated as a result of disability, they will receive (1) a bonus for the year of termination determined as described on page 27 hereof, (2) their base salary through the termination date and (3) a lump sum amount equal to one year of (a) base salary to which they would have been entitled under their employment agreements (less amounts received pursuant to any long-term disability plans) and (b) annual cash bonus. For the purpose of determining the annual cash bonus to be included in the lump sum payment, such bonus would be equal to the highest annual bonus paid or payable for any one of the three consecutive years immediately preceding the year of termination. In addition, for a period of two years from any of the affected Named Executive Officer's termination of employment, Zenith will continue to provide them and their family with the same level of life, medical, dental and vision insurance benefits that they were receiving through Zenith immediately prior to termination. Zenith will also pay any additional amount necessary to reimburse the affected Named Executive Officer for any taxes imposed solely by reason of receipt of such insurance benefits after the date of termination of employment.

       "Disability" is defined in the employment agreements as an Executive Officer's absence from employment (i) due to his or her inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve months; or (ii) that resulted from a medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve months, and caused the Executive Officer to receive income replacement benefits for a period of not less than three months under an accident and health plan covering Zenith's employees; or (iii) qualifies as a disability under the long term disability plan covering Zenith's employees.

       Under the Restricted Stock Plan, any shares of unvested restricted stock then held by any recipient, including Ms. Van Gundy and Messrs. Trotman, Miller and Jansen, would vest upon termination of employment due to disability. Mr. Zax does not currently hold any shares of unvested restricted stock.

       If termination by Zenith of the employment of Ms. Van Gundy or Messrs. Zax, Trotman, Miller or Jansen due to their disability had occurred on December 31, 2009, the following amounts would have been payable and they would have acquired unrestricted ownership of the shares of restricted stock in the values shown:

Named Executive Officer	Bonus for Termination Year (1)	Salary Continuation (2)	Bonus Continuation (3)	Benefits Continuation (4)	Accelerated Vesting of Restricted Stock Value (5)	Total

Stanley R. Zax	$3,000,000	$2,320,000	$3,000,000	$397,221	—	$8,717,221
Kari L. Van Gundy	250,000	270,000	250,000	153,041	$855,600	1,778,641
Keith E. Trotman	—	—	—	—	773,760	773,760
Jack D. Miller	600,000	520,400	600,000	222,428	818,400	2,761,228
Michael E. Jansen	200,000	320,000	200,000	123,301	892,800	1,736,101

(1)
This represents the bonus to be paid for the year of termination under the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen. It is equal to the highest annual bonus paid or payable to the respective Named Executive Officer for any one of the three consecutive years immediately preceding 2009. The amount is not prorated because termination is assumed to have occurred on December 31, 2009.

(2)
Based on the annual base salaries of $2,500,000, $450,000, $700,400, and $500,000 less total disability payments of $180,000 for Mr. Zax, Ms. Van Gundy and Messrs. Miller and Jansen, respectively.

(3)
Based on the highest bonus received by each of the affected Named Executive Officers in any one of the three consecutive years immediately preceding the year of termination.

(4)
Amount paid for premiums for a period of two years from the affected Named Executive Officer's date of termination of employment to provide the affected Named Executive Officer and his or her family the same level of life, medical, dental and vision insurance benefits that they were receiving through Zenith immediately prior to the termination date plus additional amounts to reimburse the affected Named Executive Officer for any taxes imposed by reason of receipt of such insurance benefits after termination of employment. Reimbursement amounts for taxes were calculated based on maximum marginal federal and California income and Medicare tax rates.

(5)
Based upon the NYSE closing price of $29.76 per share of Common Stock on December 31, 2009.

Payments upon Death while Employed

       Upon the death of Ms. Van Gundy or Messrs. Zax, Miller or Jansen, Zenith will continue to pay either their spouse, children or estate (1) the affected Named Executive Officer's bonus for the year of termination determined as described on page 27 hereof, (2) the affected Named Executive Officer's base salary through the date of death and (3) a lump sum amount equal to one year of (a) base salary to which the affected Named Executive Officer would have been entitled under their employment agreement and (b) annual cash bonus. For the purpose of determining the annual cash bonus to be included in the lump sum payment, such bonus would be equal to the highest annual bonus paid or payable for any one of the three consecutive years immediately preceding the year of termination. In addition, for a period of two years from the affected Named Executive Officer's death, his or her family will be provided the same level of medical, dental and vision insurance benefits that they were receiving through Zenith immediately prior to the affected Named Executive Officer's death. Zenith will also pay any additional amount necessary to reimburse the affected Named Executive Officer's family for any taxes imposed solely by reason of receipt of such insurance benefits after the death of the affected Named Executive Officer.

       Under the Restricted Stock Plan, shares of unvested restricted stock then held by any recipient, including Ms. Van Gundy and Messrs. Trotman, Miller and Jansen, would vest upon death while employed. Mr. Zax does not currently hold any shares of unvested restricted stock.

       If Ms. Van Gundy or Messrs. Zax, Trotman, Miller or Jansen had died on December 31, 2009, the following amounts would have been payable and their spouse, children or estate would have acquired unrestricted ownership of the shares of restricted stock in the values shown:

Named Executive Officer	Bonus for Termination Year (1)	Salary Continuation (2)	Bonus Continuation (3)	Benefits Continuation (4)	Accelerated Vesting of Restricted Stock Value (5)	Life Insurance Proceeds (6)	Total

Stanley R. Zax	$3,000,000	$2,500,000	$3,000,000	$25,275	—	$5,250,000	$13,775,275
Kari L. Van Gundy	250,000	450,000	250,000	75,688	$855,600	1,800,000	3,681,288
Keith E. Trotman	—	—	—	—	773,760	487,500	1,261,260
Jack D. Miller	600,000	700,400	600,000	26,833	818,400	2,000,000	4,745,633
Michael E. Jansen	200,000	500,000	200,000	75,688	892,800	2,000,000	3,868,488

(1)
This represents the bonus to be paid for the year of termination under the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen. It is equal to the highest annual bonus paid or payable to the respective Named Executive Officer for any one of the three consecutive years immediately preceding 2009. The amount is not prorated because termination is assumed to have occurred on December 31, 2009.

(2)
Based on the annual base salaries of $2,500,000, $450,000, $700,400, and $500,000 for Mr. Zax, Ms. Van Gundy and Messrs. Miller and Jansen, respectively.

(3)
Based on the highest bonus received by each of the affected Named Executive Officers in any one of the three consecutive years immediately preceding the year of termination.

(4)
Amount paid for premiums for a period of two years from the affected Named Executive Officer's death to provide his or her family the same level of medical, dental and vision insurance benefits that they were receiving through Zenith immediately prior to the affected Named Executive Officer's death plus additional amounts to reimburse his or her family for any taxes imposed by reason of receipt of such insurance benefits after the death of the affected Named Executive Officer. Reimbursement amounts for taxes were calculated based on maximum marginal federal and California income and Medicare tax rates.

(5)
Based upon the NYSE closing price of $29.76 per share of Common Stock on December 31, 2009.

(6)
For Mr. Zax, the proceeds shown are for the amount of life insurance currently maintained for him (although, as described above, he is entitled under his employment agreement to total aggregate coverage of $6,125,000, Mr. Zax has consented to this lesser amount of life insurance that is currently maintained for him). No other Named Executive Officer is entitled to a specific level of life insurance under his or her employment agreement. For all other Named Executive Officers, except Mr. Trotman, amounts shown are the total proceeds under the enhanced life insurance program for all senior officers of Zenith, as described under "Perquisites and Other Personal Benefits" in the CD&A in this Item 11, and include proceeds under the group life program for all employees. Messrs. Zax and Trotman do not participate in the enhanced program and the amount shown for Mr. Trotman is the proceeds under the group life program for all employees. The amount shown for Mr. Miller is less than four times his annual salary because of certain underwriting limitations related to the amount of additional coverage.

Payments upon Termination by Zenith other than for Cause, Disability or Death

       If the employment of Ms. Van Gundy or Messrs. Zax, Miller or Jansen is terminated by Zenith for any reason other than for Cause (as defined in their respective employment agreements), disability or death, Zenith will pay them (1) a bonus for the year of termination determined as described on page 27 hereof, (2) their base salary through the termination date and (3) a lump sum amount equal to two years of (a) base salary to which they would have been entitled under their employment agreements and (b) annual cash bonuses. For the purpose of determining the annual cash bonuses to be included in the lump sum payment, each such bonus would be equal to the highest annual bonus paid or payable for any one of the three consecutive years immediately preceding the year of termination. In addition, for a period of two years from the affected Named Executive Officer's termination of employment, Zenith will continue to provide the affected Named Executive Officer and his or her family with the same level of life, medical, dental and vision insurance benefits that they were receiving through Zenith immediately prior to termination. Zenith will also pay any additional amount necessary to reimburse the affected Named Executive Officer for any taxes imposed solely by reason of receipt of such insurance benefits after the date of termination of employment. Mr. Trotman does not have any agreement regarding such payments upon such termination. If termination of the employment of Ms. Van Gundy or Messrs. Zax, Trotman, Miller or Jansen had occurred on December 31, 2009 for any reason other than for cause, disability or death, then the following amounts would have been payable:

Named Executive Officer	Bonus for Termination Year (1)	Salary Continuation (2)	Bonus Continuation (3)	Benefits Continuation (4)	Total

Stanley R. Zax	$3,000,000	$5,000,000	$6,000,000	$397,221	$14,397,221
Kari L. Van Gundy	250,000	900,000	500,000	153,041	1,803,041
Keith E. Trotman	—	—	—	—	—
Jack D. Miller	600,000	1,400,800	1,200,000	222,428	3,423,228
Michael E. Jansen	200,000	1,000,000	400,000	123,301	1,723,301

(1)
This represents the bonus to be paid for the year of termination under the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen. It is equal to the highest annual bonus paid or payable to the respective Named Executive Officer for any one of the three consecutive years immediately preceding 2009. The amount is not prorated because termination is assumed to have occurred on December 31, 2009.

(2)
Based on the annual base salaries of $2,500,000, $450,000, $700,400, and $500,000 for Mr. Zax, Ms. Van Gundy and Messrs. Miller and Jansen, respectively.

(3)
Based on the highest bonus received by each of the affected Named Executive Officer in any one of the three consecutive years immediately preceding the year of termination.

(4)
Amount paid for premiums for a period of two years from the affected Named Executive Officer's date of termination of employment to provide the affected Named Executive Officer and his or her family the same level of life, medical, dental and vision insurance benefits that they were receiving through Zenith immediately prior to the termination date plus additional amounts to reimburse the affected Named Executive Officer for any taxes imposed by reason of receipt of such insurance benefits after termination of employment. Reimbursement amounts for taxes were calculated based on maximum federal and California income taxes and Medicare tax.

Payments upon Termination by Named Executive Officer for "Good Reason" (Constructive Termination)

       The employment agreement of each of Ms. Van Gundy and Messrs. Zax, Miller and Jansen provide that they may terminate their employment for "Good Reason," which is defined as (a) material diminution in their annual base salary, (b) material diminution in their authority, duties, responsibilities or reporting relationship, (c) material diminution in the budget over which they have authority, (d) material change in geographic work location, or (e) any other material breach of the employment agreement by Zenith. In effect, termination by an affected Named Executive Officer for Good Reason would be a constructive termination.

       If Ms. Van Gundy or Messrs. Zax, Miller or Jansen terminated their employment for Good Reason, the amounts payable to them under their employment agreement are identical to the amounts payable as if they were terminated by Zenith other than for cause, disability or death. Accordingly, if any of Ms. Van Gundy or Messrs. Zax, Miller or Jansen had terminated on December 31, 2009, for Good Reason, then the amounts payable to them would be identical to the amounts shown in the immediately preceding table.

Payments upon a Change in Control

       A "change in control" is defined in the employment agreement of each of Ms. Van Gundy and Messrs. Zax, Miller and Jansen as either:

•
a merger or consolidation of Zenith with or into another company or corporation, except for:

  (a)
  a merger or consolidation which would result in the voting securities of Zenith outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 75% of the combined voting power of the voting securities of Zenith or such surviving entity outstanding immediately after such merger or consolidation; or

    (b)
    a merger or consolidation effected to implement a recapitalization of Zenith (or similar transaction) in which no "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) acquires more than 50% of the combined voting power of Zenith's then outstanding securities; or

•
an assignment of the employment agreement by Zenith; or

•
a sale of all or substantially all of Zenith's assets; or

•
a change in the identities of a majority of the members of Zenith's Board within a one-year period or less; or

•
any other transaction involving a material change of ownership of Zenith, which would require approval by the California Insurance Commissioner, assuming California insurance law is not preempted by federal law.

       Under the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen, the only unique benefit that is conditioned solely on a change in control, as defined and without any other action being taken, is that all stock options, stock appreciation rights, unvested restricted stock and any and all similar rights granted to them, will become immediately vested and exercisable. Mr. Zax does not currently hold any stock options, stock appreciation rights, unvested restricted stock or any similar rights. Further, Zenith does not currently have any plans under which stock options or stock appreciation rights may be granted. In addition, the Restricted Stock Plan provides that unvested restricted stock then held by any recipient would immediately vest upon a change in control (as defined in the plan) if the successor corporation does not assume the awards of restricted stock or substitute equivalent awards for them. Since the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen provide for immediate vesting of their restricted stock upon a change in control irrespective of an assumption of awards, such agreements would effectively supplant the plan's provision, so it would only apply to Mr. Trotman.

       If, on December 31, 2009, there had been a change in control under the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen, the following number of unvested shares would have vested for Ms. Van Gundy and Messrs. Trotman, Miller and Jansen at the values shown based on the NYSE closing price of $29.76 per share of Common Stock on such date:

Named Executive Officer	Number of Shares	Market Value

Stanley R. Zax	—	—
Kari L. Van Gundy	28,750	$855,600
Keith E. Trotman (1)	26,000	773,760
Jack D. Miller	27,500	818,400
Michael E. Jansen	30,000	892,800

(1)
Also assumes no assumption or substitution of award by successor corporation.

       Under the assumption that there is a change in control on December 31, 2009 followed by a termination by Zenith without cause or by Ms. Van Gundy, or Messrs. Zax, Miller or Jansen for Good Reason, in addition to acquiring unrestricted ownership of the shares of restricted stock then held, they would have been entitled to the amounts previously set forth as payable upon such termination, as well as reimbursement of such additional amount, so that none of the benefits received are subject to net reduction due to the imposition of excise taxes on "excess golden parachute payments," as defined in Section 280G of the Code. Since Mr. Trotman does not have an employment agreement, if his employment were terminated following a change in control (and if the successor corporation did not assume the awards or provide an equivalent substitution), he would only be entitled to unrestricted ownership of his restricted stock.

       The amounts payable under this scenario are as follows (1):

Named Executive Officer	Bonus for Termination Year (2)	Salary Continuation (3)	Bonus Continuation (4)	Benefits Continuation (5)	Accelerated Vesting of Restricted Stock Value (6)	280G Excise Tax Reimbursement (7)	Total

Zax	$3,000,000	$5,000,000	$6,000,000	$397,221	—	—	$14,397,221
Van Gundy	250,000	900,000	500,000	153,041	$855,600	$810,745	3,469,386
Trotman	—	—	—	—	773,760	—	773,760
Miller	600,000	1,400,800	1,200,000	222,428	818,400	—	4,241,628
Jansen	200,000	1,000,000	400,000	123,301	892,800	—	2,616,101

(1)
Note that except for the immediate vesting of restricted stock pursuant to their employment agreements upon a change in control, none of Ms. Van Gundy and Messrs. Zax, Miller and Jansen is entitled to any unique benefit conditioned solely on a change in control. However, for the purposes of this table, it is assumed that a termination by Zenith without cause or by the affected Named Executive Officer for Good Reason also occurred following a change in control. If such termination does not also occur, the only amount that Ms. Van Gundy and Messrs. Zax, Miller and Jansen would realize upon a change in control is the value of the accelerated vesting of their restricted stock. As for Mr. Trotman, who does not have an employment agreement, the vesting of his shares of restricted stock would accelerate pursuant to the terms of the Restricted Stock Plan applicable to all participants. The plan provides for such accelerated vesting if there is a change in control and the successor corporation does not assume the awards of restricted stock or substitute equivalent awards for them.

(2)
This represents the bonus to be paid for the year of termination under the employment agreements of Ms. Van Gundy and Messrs. Zax, Miller and Jansen. It is equal to the highest annual bonus paid or payable to the respective Named Executive Officer for any one of the three consecutive years immediately preceding 2009. The amount is not prorated because termination is assumed to have occurred on December 31, 2009.

(3)
Based on the annual base salaries of $2,500,000, $450,000, $700,400, and $500,000 for Mr. Zax, Ms. Van Gundy and Messrs. Miller and Jansen, respectively.

(4)
Based on the highest bonus received by each of the affected Named Executive Officer in any one of the three consecutive years immediately preceding the year of termination.

(5)
Amount paid for premiums for a period of two years from the affected Named Executive Officer's date of termination of employment to provide the affected Named Executive Officer and his or her family the same level of life, medical, dental and vision insurance benefits that they were receiving through Zenith immediately prior to the termination date plus additional amounts to reimburse the affected Named Executive Officer for any taxes imposed by reason of receipt of such insurance benefits after his termination of employment. Reimbursement amounts for taxes were calculated based on maximum marginal federal and California income and Medicare tax rates.

(6)
Based upon the NYSE closing price of $29.76 per share of Common Stock on December 31, 2009.

(7)
Calculations based on assumptions that change in control occurred on December 31, 2009 and termination of employment occurred on that date; all restricted stock awards vested on December 31, 2009; and that payments are made in a lump sum and subject to maximum federal and California income taxes and Medicare tax.

Compensation Committee Interlocks and Insider Participation

       All decisions on Executive Officer compensation for 2009 were made by the Compensation Committee. The committee consists of Ms. Reynolds and Messrs. Miller (Chairman), Rothenberg and Zavis. None of the members of the committee is or was an officer or employee of Zenith or any of its subsidiaries and none of them has any relationship with Zenith that is required to be disclosed.

Director Compensation

       During 2009, Zenith paid each Director (other than Mr. Zax, who received no additional compensation for serving as a Director) an annual cash fee of $90,000 for serving as a member of the Board. Each Director who served on a committee of the Board received an additional annual cash fee of $40,000 for each committee on which he or she served. The Director who served as Chairman of the Audit Committee received an additional annual cash fee of $10,000. All fees are paid to Directors quarterly in advance as a retainer and when a Director is appointed to the Board or a committee at other than the beginning of a calendar quarter, his or her fees for that quarter are prorated.

       A non-employee Director may elect to defer all or a portion of his or her future cash compensation pursuant to the 2003 Non-Employee Director Deferred Compensation Plan ("Deferred Compensation Plan") by completing and returning a deferred compensation agreement to Zenith prior to December 31 of the year preceding the year in which the deferral is to be made. The Director may defer all or a portion of his or her director compensation into a deferred cash account, a stock unit account, or a combination thereof. Amounts in the deferred cash account will be credited with interest at the prime rate. Amounts in the stock unit account are represented by stock units, which will fluctuate in value in accordance with the Common Stock. The stock unit account will also be credited with additional units with respect to dividends that would have been paid if the stock units were actual shares of Common Stock. The number of stock units credited to the stock unit account with respect to deferred compensation or dividends will be determined by dividing the dollar amount of the compensation deferred, or the dividends deemed received, by the NYSE closing price per share of Common Stock on the last trading day preceding the day the deferred compensation or dividend is payable. Deferral accounts are fully vested at all times but are unfunded. All deferral elections remain in effect until changed by the Director. Subject to compliance with Section 409A of the Code, distributions under the Deferred Compensation Plan will generally commence after a participant ceases to be a non-employee Director of Zenith and are payable in cash and may be made in a lump sum or in annual installments over five or ten years as elected by the participant. Participants may also elect an early benefit distribution date as to all or a portion of accumulated benefits, which may commence no earlier than 24 months after Zenith receives the participant's deferral election.

       In addition to cash compensation, 2,500 shares of restricted stock are also awarded annually upon a Director's election at the Annual Meeting of Stockholders. The award is made under the Restricted Stock Plan and 833 shares vest on each of the first two anniversaries of the award date and 834 shares on the third anniversary of the award date, provided the recipient is serving as a Director on the applicable vesting date. See "Restricted Stock Awards" following the Summary Compensation Table in this Item 11 for a description of the Restricted Stock Plan. (If a Director is appointed on a date other than an Annual Meeting of Stockholders, the number of shares of restricted stock awarded at the time of such appointment will be adjusted proportionately downward in order to reflect the period of time from such appointment to the next Annual Meeting of Stockholders, at which time the annual 2,500 shares will be awarded.) Directors are also reimbursed for all out-of-pocket expenses incurred in connection with their service on the Board or its committees. Pursuant to the terms of the Restricted Stock Plan, the Compensation Committee determined that the 4,750 shares of unvested restricted stock held by Mr. Panetta should immediately vest on February 2, 2009 when he retired as a Director in order to accept appointment as Director of the Central Intelligence Agency of the United States of America.

 2009 Director Compensation Table

       The following table sets forth the compensation received by all Directors in 2009 for service on the Board or its committees, other than Mr. Zax, who does not receive any additional compensation for serving as a Director. The total compensation set forth in the table does not include any reimbursements made by Zenith for out-of-pocket expenses incurred by Directors in connection with their service on the Board or its committees or the direct payment by Zenith of such expenses.

Director	Fees Earned or Paid in Cash (1)		Stock Awards (2)	All Other Compensation (2)	Total

Jerome L. Coben *	$155,834		$74,637	$1,272	$231,743
Max M. Kampelman	130,000		56,025	1,967	187,992
Robert J. Miller	170,000		56,025	1,967	227,992
Fabian Nuñez	163,334		56,025	1,307	220,666
Catherine B. Reynolds	170,000		56,025	1,967	227,992
Alan I. Rothenberg	206,667	(3)	56,025	1,967	264,659
William S. Sessions	130,000		56,025	1,967	187,992
Michael Wm. Zavis	180,000		56,025	1,967	237,992
Leon E. Panetta **	42,500		—	—	42,500

*
Mr. Coben was appointed a Director on February 5, 2009, so the compensation shown for him is for the balance of the year remaining after his appointment. Also, see footnote (2) regarding his stock award.

**
Mr. Panetta retired from the Board on February 2, 2009; no further fees were paid to him after such date.

(1)
The fees earned by or paid in cash to the Directors in 2009 were for service on the Board and committees as follows:

Director	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Healthcare Committee (b)	Total

Jerome L. Coben (a)	$82,500	$36,667			$36,667	$155,834
Max M. Kampelman	90,000			$40,000		130,000
Robert J. Miller	90,000		$40,000	40,000		170,000
Fabian Nuñez	90,000			36,667	36,667	163,334
Catherine B. Reynolds	90,000	40,000	40,000			170,000
Alan I. Rothenberg	90,000	40,000	40,000		36,667	206,667
William S. Sessions	90,000			40,000		130,000
Michael Wm. Zavis	90,000	50,000	40,000			180,000
Leon E. Panetta (c)	22,500	10,000		10,000		42,500

  (a)
  Mr. Coben was appointed a Director on February 5, 2009, so the compensation shown for him is for the balance of the year remaining after his appointment.

  (b)
  The Healthcare Committee was established on February 5, 2009, so the fee shown is only for a part of the year.

  (c)
  Mr. Panetta retired from the Board on February 2, 2009; no further fees were paid to him after such date.

(2)
Fair value of awards of shares of restricted stock made in 2009 under the Restricted Stock Plan. (See "Restricted Stock Awards" following the Summary Compensation Table in this Item 11 for a description of the Restricted Stock Plan.) The fair value of each award is equal to the number of restricted shares constituting the award multiplied by the NYSE closing price per share of Common Stock on the award date.

Forfeiture rates are not assumed or factored into the determination of the fair value of the restricted shares for the purposes of the table and the value of future dividends is assumed to be reflected in the closing price per share of Common Stock and, consequently, in the fair value of each award. Therefore, dividends paid on unvested restricted stock are not shown separately in the table. However, this assumption that the value of future dividends is reflected in the closing price per share of Common Stock and the fair value of each award was made only with respect to regular quarterly dividends declared and paid by Zenith. That assumption was not made with respect to the extra dividend of $0.40 per share that was declared and paid in December 2009 on all outstanding shares of Common Stock. Thus, $1,272 is shown for Mr. Coben, $1,307 is shown for Mr. Nuñez and $1,967 is shown for each of the other Directors (except for Mr. Panetta) under the All Other Compensation column for the extra dividend of $0.40 per share that each Director received on his or her unvested restricted stock.

  Upon Mr. Coben's appointment to the Board of Directors on February 5, 2009, 680 shares of restricted stock were awarded to him. The 680 shares was adjusted proportionately downward from 2,500 in order to reflect the period of time from such appointment to the next Annual Meeting of Stockholders and was in addition to the 2,500 shares of restricted stock awarded on May 13, 2009 to each non-employee Director who was elected at the 2009 Annual Meeting of Stockholders. Based upon the closing price per share of Common Stock, the fair values of the awards based on the NYSE closing prices of $27.37 and $22.41 per share of Common Stock on February 5, 2009 and May 13, 2009, respectively, were:

Director	Number of Shares Awarded	Grant Date Fair Value

Jerome L. Coben	3,180	$74,637
Max M. Kampelman	2,500	56,025
Robert J. Miller	2,500	56,025
Fabian Nuñez	2,500	56,025
Catherine B. Reynolds	2,500	56,025
Alan I. Rothenberg	2,500	56,025
William S. Sessions	2,500	56,025
Michael Wm. Zavis	2,500	56,025
Leon E. Panetta *	—	—

  *
  Mr. Panetta retired from the Board on February 2, 2009.

(3)
In 2009, Mr. Rothenberg was the only Director participating in the Deferred Compensation Plan (described under "Director Compensation" in this Item 11) and in 2009 his entire director fees earned of $206,667 were deferred into 7,983 stock units under this plan.

As of December 31, 2008, Mr. Rothenberg's stock unit account under this plan consisted of 16,507 units, valued at $521,126 based on the NYSE closing price of $31.57 per share of Common Stock on such date. As of December 31, 2009, Mr. Rothenberg's stock unit account consisted of 26,557 stock units, valued at $790,336 based on the NYSE closing price of $29.76 per share of Common Stock on such date. The $269,210 increase in value of Mr. Rothenberg's account during 2009 consisted of the following:

$206,667	Deferred director cash fee
54,430	Dividend equivalents
8,113	Change due to market value fluctuations

$269,210

Restricted Stock Held by Non-employee Directors that Vested in 2009

       The following table sets out the number of shares that each Director acquired upon the vesting of restricted stock (that is, shares of restricted stock on which the restrictions lapsed in 2009) and the value realized upon vesting. The value realized is based on the NYSE closing price per share of Common Stock on the dates on which the shares vested.

	Stock Awards
Director	Number of Shares Acquired on Vesting	Value Realized on Vesting

Jerome L. Coben	—	—
Max M. Kampelman	2,333	$51,657
Robert J. Miller	2,333	51,657
Fabian Nuñez	383	11,092
Catherine B. Reynolds	2,333	51,657
Alan I. Rothenberg	2,333	51,657
William S. Sessions	2,333	51,657
Michael Wm. Zavis	2,333	51,657
Leon E. Panetta *	4,750	133,570

*
Mr. Panetta retired from the Board on February 2, 2009 and the vesting of 4,750 shares of unvested restricted stock held by him accelerated and immediately vested on such date.

Value of Unvested Restricted Stock Held by Non-employee Directors at 2009 Year-End

       As of December 31, 2009, the non-employee Directors' aggregate unvested restricted stock holdings and their values (based on the NYSE closing price of $29.76 per share of Common Stock on December 31, 2009) were:

Director	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested

Jerome L. Coben	3,180	$94,637
Max M. Kampelman	4,917	146,330
Robert J. Miller	4,917	146,330
Fabian Nuñez	3,267	97,226
Catherine B. Reynolds	4,917	146,330
Alan I. Rothenberg	4,917	146,330
William S. Sessions	4,917	146,330
Michael Wm. Zavis	4,917	146,330
Leon E. Panetta *	—	—

*
Mr. Panetta retired from the Board on February 2, 2009 and the vesting of 4,750 shares of unvested restricted stock held by him accelerated and immediately vested on such date.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain
Beneficial Owners and Management

       The following table contains certain information as of February 25, 2010 as to: (1) all persons who, to our knowledge, were the beneficial owners of more than 5% of the outstanding shares of Common Stock; (2) each of the Named Executive Officers (as named in the Summary Compensation Table in Item 11); (3) each of the Directors; and (4) all of the Executive Officers and Directors as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

BlackRock, Inc. (2) 40 East 52nd Street. New York, NY 10022	3,757,302	9.9%
Fairfax Financial Holdings Limited, et. al. (3) 95 Wellington Street West, Suite 800 Toronto, Ontario, Canada M5J 2N7	3,118,441	8.2%
Gilder, Gagnon, Howe & Co. LLC (4) 1775 Broadway, 26th Floor New York, NY 10019	2,345,755	6.2%
Stanley R. Zax (5) 21255 Califa St. Woodland Hills, CA 91367	806,567	2.1%
Michael Wm. Zavis (6) 525 West Monroe St., Suite 1600 Chicago, IL 60661	25,457	*
Catherine B. Reynolds (7) 21680 Ridgetop Circle Sterling, VA 20166	22,095	*
Alan I. Rothenberg (8) 1875 Century Park East, Suite 1450 Los Angeles, CA 90067	21,250	*
Max M. Kampelman (9) 1001 Pennsylvania Ave. N.W. Washington, D.C. 20004	19,238	*
William S. Sessions (10) 2099 Pennsylvania Ave. N.W., Suite 100 Washington, D.C. 20006	15,941	*
Robert J. Miller (11) 900 South Pavilion Center Dr. Las Vegas, NV 89144	11,750	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Fabian Nuñez (12) 1414 K Street, 6th Floor Sacramento, CA 95814	3,650	*
Jerome L. Coben (13) 5482 Wilshire Blvd., #1579 Los Angeles, CA 90036	3,180	*
Keith E. Trotman (14) 21255 Califa St. Woodland Hills, CA 91367	95,520	*
Jack D. Miller (15) 21255 Califa St. Woodland Hills, CA 91367	66,145	*
Michael E. Jansen (16) 21255 Califa St. Woodland Hills, CA 91367	60,408	*
Kari L. Van Gundy (17) 21255 Califa St. Woodland Hills, CA 91367	46,464	*
All Executive Officers and Directors as a group (16 persons) (18)	1,359,369	3.6%

*
Less than 1%

(1)
Subject to applicable community property and similar statutes.

(2)
On January 8, 2010, a Statement on Schedule 13G was filed with the SEC by BlackRock, Inc., the parent holding company or control person of BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC and BlackRock International Ltd. Information in the table and this footnote is based solely on such filing. The filing indicates that BlackRock, Inc. has sole voting power and sole dispositive power over all 3,757,302 shares of Zenith Common Stock and that BlackRock Fund Advisors holds 5% or more of the outstanding shares of Zenith Common Stock.

(3)
On February 19, 2010, Amendment No. 1 to a Statement on Schedule 13D was filed with the SEC jointly by V. Prem Watsa ("Mr. Watsa"), 1109519 Ontario Limited ("1109519"), The Sixty Two Investment Company Limited ("Sixty Two"), 810679 Ontario Limited ("810679"), Fairfax Financial Holdings Limited ("Fairfax"), Odyssey America Reinsurance Corporation ("Odyssey America"), United States Fire Insurance Company ("US Fire Insurance"), The North River Insurance Company ("North River Insurance") and Newline Underwriting Management Limited ("Newline") (individually, a "Reporting Person" and collectively, "Reporting Persons"). The information in the table is based on such Schedule 13D filing. The filing indicates that a total of 3,118,441 shares are held by the Reporting Persons, as shown below, and that the percent of voting power and dispositive power with respect to such shares held by each of the Reporting Persons are as follows:

Reporting Person	Percent of Outstanding	Amount Beneficially Owned	Shared Voting Power	Shared Dispositive Power

Mr. Watsa	8.2%	3,118,441	3,118,441	3,118,441
1109519	8.2%	3,118,441	3,118,441	3,118,441
Sixty Two	8.2%	3,118,441	3,118,441	3,118,441
810679	8.2%	3,118,441	3,118,441	3,118,441
Fairfax	8.2%	3,118,441	3,118,441	3,118,441
Odyssey America	6.2%	2,344,541	2,344,541	2,344,541
US Fire Insurance	1.9%	734,900	734,900	734,900
North River Insurance	0.1%	39,000	39,000	39,000
Newline	0.7%	250,000	250,000	250,000

    Based on the information in the Schedule 13D filing:
  Mr. Watsa controls 1109519, Sixty Two, 810679 and Fairfax and its subsidiaries. Odyssey America is a wholly-owned subsidiary of Odyssey Re Holding Corp., the common stock of which is owned by Fairfax and its subsidiaries. US Fire Insurance and North River Insurance are wholly-owned by Fairfax. Newline is a wholly-owned subsidiary of Odyssey America.
  The Amendment No. 1 was filed to report the execution of an Agreement and Plan of Merger, dated February 17, 2010 by and among Fairfax, Fairfax Investments II USA Corp., an indirect wholly-owned subsidiary of Fairfax, and Zenith and amended Items 3, 4, 6 and 7 of the Schedule 13D.

(4)
On December 10, 2009, Amendment No. 6 to a Statement on Schedule 13G was filed with the SEC by Gilder, Gagnon, Howe & Co. LLC ("Gilder Gagnon"), a Broker or Dealer registered under Section 15 of the Exchange Act. Information in the table and this footnote is based solely on such filing. The filing indicates that the 2,345,755 shares of Zenith Common Stock consist of 254 shares held in customer accounts over which the partners and/or employees of Gilder Gagnon have discretionary authority to dispose of or direct the disposition of shares and 2,345,501 shares held in accounts owned by partners of Gilder Gagnon and their families. The filing indicates that Gilder Gagnon has no voting power and only shared dispositive power over the 2,345,755 shares.

(5)
Chief Executive Officer and Director of Zenith.

(6)
Director of Zenith. Number of shares shown includes 7,000 shares held in an irrevocable trust of which Mr. Zavis is the beneficiary, 6,707 shares held in an irrevocable trust of which Mr. Zavis' spouse is the beneficiary, as to which shares Mr. Zavis disclaims beneficial ownership, and 4,917 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Zavis has sole voting power, but no dispositive power.

(7)
Director of Zenith. Number of shares shown includes 9,140 shares held by Ms. Reynolds' spouse and 1,205 shares held by Ms. Reynolds' spouse's Individual Retirement Account, as to both of which holdings Ms. Reynolds disclaims beneficial ownership, and 4,917 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Ms. Reynolds has sole voting power, but no dispositive power.

(8)
Director of Zenith. Number of shares shown includes 5,000 shares held in Mr. Rothenberg's pension trust, for which he is trustee, and 4,917 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Rothenberg has sole voting power, but no dispositive power.

(9)
Director of Zenith. Number of shares shown includes 4,917 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Kampelman has sole voting power, but no dispositive power.

(10)
Director of Zenith. Number of shares includes of 2,191 shares held in Mr. Sessions' Simplified Employee Pension — Individual Retirement Account and 4,917 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Session has sole voting power, but no dispositive power.

(11)
Director of Zenith. Number of shares shown includes 4,917 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Miller has sole voting power, but no dispositive power.

(12)
Director of Zenith. Number of shares shown includes 3,267 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Nuñez has sole voting power, but no dispositive power.

(13)
Director of Zenith. Number of shares shown includes 2,954 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Coben has sole voting power, but no dispositive power.

(14)
Executive Officer of Zenith. Number of shares shown includes 3,307 shares held in a trust for Mr. Trotman's spouse, for which he is a trustee, and as to which shares he disclaims beneficial ownership, 15,158 shares allocated to Mr. Trotman's account in Zenith's 401(k) Plan as of February 25, 2010, and 26,000 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Trotman has sole voting power, but no dispositive power and 55 shares estimated to be acquired within sixty days following February 25, 2010 in accordance with Mr. Trotman's current election under Zenith's 401(k) Plan.

(15)
Executive Officer of Zenith. Number of shares shown includes 1,145 shares allocated to Mr. Miller's account in Zenith's 401(k) Plan as of February 25, 2010, and 27,500 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Mr. Miller has sole voting power, but no dispositive power.

(16)
Executive Officer of Zenith. Number of shares shown includes 25,000 shares of unvested restricted stock awarded to Mr. Jansen pursuant to the Restricted Stock Plan, as to which shares Mr. Jansen has sole voting power, but no dispositive power and 685 shares estimated to be acquired within sixty days following February 25, 2010 in accordance with Mr. Jansen's current election under Zenith's employee stock purchase plan.

(17)
Executive Officer (Chief Financial Officer) of Zenith. Number of shares shown includes 751 shares allocated to Ms. Van Gundy's account in Zenith's 401(k) Plan as of February 25, 2010, 28,750 shares of unvested restricted stock awarded pursuant to the Restricted Stock Plan, as to which shares Ms. Van Gundy has sole voting power, but no dispositive power.

(18)
Number of shares shown includes an aggregate of 161,704 shares held by Executive Officers other than the Named Executive Officers, consisting of 1,139 shares held under Zenith's 401(k) Plan accounts, 46,250 shares of outstanding unvested restricted stock and 50,000 shares of restricted stock to be awarded to Janet Frank on March 15, 2010 upon her becoming President of Zenith Insurance. Holders of shares of unvested restricted stock have sole voting power, but no dispositive power with respect to such shares.

 Change in Control

       On February 17, 2010, an Agreement and Plan of Merger dated February 17, 2010 ("Merger Agreement") was entered into by and among Zenith, Fairfax Financial Holdings Limited ("Fairfax') and Fairfax Investments II USA Corp. ("Merger Subsidiary"), an indirect wholly-owned subsidiary of Fairfax. Pursuant to the Merger Agreement, after satisfaction of customary closing conditions, the transaction will be consummated and Zenith will become a wholly-owned subsidiary of Fairfax. At that time, all outstanding shares of Common Stock, other than shares held as treasury stock by Zenith, owned by the Merger Subsidiary or any wholly-owned subsidiary of Fairfax, or owned by Zenith's stockholders who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $38 in cash.

       Consequently, upon consummation of the transaction, there will be a change in control of Zenith. See the Current Report on Form 8-K filed by Zenith with the SEC on February 18, 2010 for further information on the Merger Agreement and the proposed transaction.

Equity Compensation Plan Information

       The following is a summary, as of December 31, 2009, of the shares of Common Stock that may be issued pursuant to outstanding options, rights or warrants granted under Zenith's equity compensation plans and the number of shares available for future issuance under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—		—		133,170	(1)
Equity compensation plans not approved by security holders (2)	—		—		—

Total	—	(3)	—	(3)	133,170	(1)

(1)
These are available under the Restricted Stock Plan.

(2)
There are currently no equity compensation plans not approved by security holders.

(3)
Zenith currently does not maintain any plan under which options, warrants or rights may be issued.

       The number of shares available under the Restricted Stock Plan, as of February 25, 2010, remains at 133,170. However, pursuant to Janet Frank's employment agreement executed on January 11, 2010, upon her commencement of employment on March 15, 2010 as President of Zenith Insurance, she will be awarded 50,000 shares of restricted stock.

       Zenith also maintains an employee stock purchase plan that was approved by stockholders in 2007 and which is available to all employees. Under the terms of the plan, a participant may elect to contribute, by payroll deduction, up to 25% of his or her pre-tax salary or wages on a calendar-year basis. Each participant's contribution is matched by a cash contribution from Zenith of 25% of the participant's payroll deductions and the combined amount is used to purchase Common Stock on the open market for the participant. No securities are issuable under the employee stock purchase plan. Zenith's matching contribution is limited to $1 million per calendar year on a plan-wide basis and upon reaching this limit, no further matching contributions may be made by Zenith for the remainder of the calendar year.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of Directors

       The Board is composed entirely of independent Directors, except for Mr. Zax, who serves as Chairman of the Board and President of Zenith (and in this capacity is the Chief Executive Officer of Zenith), and is an employee of Zenith Insurance, a wholly-owned subsidiary of Zenith.

       The Board has established certain guidelines that conform to the NYSE listing standards and other applicable laws, rules and regulations to assist it in determining independence. Employing these guidelines, the Board makes an annual determination as to the independence of each Director.

       In determining independence, the Board evaluates whether Directors have any material relationships with Zenith and considers all relevant facts and circumstances. In making an independence determination, the Board will consider the facts and circumstances not merely from the standpoint of the Director, but also from the standpoint of persons or organizations with which the Director is affiliated.

       The Board has established that charitable donations and political contributions by Zenith to an entity or organization with which a Director or his or her immediate family member is associated shall not be considered material and shall not affect a Director's independence if the donations or contributions meet either of the following exceptions:

•
The donations are made to a not-for-profit or charitable organization and during the past three calendar years, Zenith's donations to such organization in any calendar year did not exceed $100,000; or

•
The contributions are made for the purpose of influencing or attempting to influence the election of a federal, state or local candidate for political office or the passage of a ballot initiative and are made to a committee registered under applicable campaign finance laws and regulations and during the past three calendar years, Zenith's contributions to such committee in any calendar year did not exceed $50,000.

       Based on the applicable standards and the exceptions set forth above (which are contained in Zenith's Corporate Governance Guidelines posted on Zenith's website, www.thezenith.com), each of the Directors other than Mr. Zax was determined to be independent. In the past three years, only two of the Directors had a relationship with Zenith that was not within the foregoing categorical exceptions and in each instance, the relationship was determined by the Board to be immaterial. Mr. Coben was a partner through the end of 2008 with a law firm that provided legal services to Zenith; however, the percentage of partnership income that he received in each of 2008 and 2007 attributable to Zenith was immaterial. Mr. Nunez received politically related contributions and gifts from Zenith in 2008 and 2007 totaling less than $4,000, that were determined by the Board to be immaterial, but nonetheless required to be reported under campaign finance laws.

       No Executive Officer of Zenith serves on the Compensation Committee or on the board of directors of a company that employs a Director or his or her immediate family member.

 Related Person Transactions Approval
Policy and Procedures

       The Board adopted a written Related Person Transactions Policy on December 7, 2006, which requires the review and approval by the Audit Committee of all transactions between Zenith and any Director, Executive Officer, 5% or greater stockholder, an immediate family member of any of the foregoing, or any entity of which any of the foregoing persons is an employee, principal or significant owner. If the Audit Committee is unable to convene, the Chair of the Audit Committee is delegated the authority to review and approve transactions subject to the policy. In addition, the General Counsel and the Chief Financial Officer of Zenith are responsible for the day-to-day enforcement of the policy. Excluded from review and approval under the policy are donations to a charitable or not-for-profit organization of $100,000 or less in any calendar year, political contributions of $50,000 or less in any calendar year, and compensation, benefits and perquisites that have been approved in accordance with other established procedures of Zenith.

       During 2009, there were no transactions that required review or approval as a related person transaction under the Related Person Transactions Policy.

       The Related Person Transactions Policy is posted on Zenith's website, www.thezenith.com.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

       PricewaterhouseCoopers LLP ("PwC"), an Independent Registered Public Accounting Firm, was Zenith's independent auditors for fiscal years 2009 and 2008.

       Fees billed to Zenith by PwC during 2009 and 2008 were as follows:

Audit Fees

       The aggregate fees (including expenses) billed in 2009 and 2008 to Zenith by PwC for professional services rendered for the audit of Zenith's financial statements for the years ended December 31, 2009 and 2008, reviews of financial statements included in the Quarterly Reports on Form 10-Q for 2009 and 2008, and in connection with Zenith's statutory and regulatory filings for 2009 and 2008 were $1,645,500 and $1,821,500, respectively.

Audit-Related Fees

       The aggregate fees (including expenses) billed to Zenith in 2009 and 2008 by PwC for assurance and related services by PwC that are reasonably related to the performance of the audit or reviews of Zenith's financial statements for 2009 and 2008 that are not reported under "Audit Fees" were $86,000 for each year. The services comprising these fees were the audits of Zenith's 401(k) Plan performed in 2009 and 2008.

Tax Fees

       The aggregate fees billed to Zenith in 2009 and 2008 by PwC for professional services rendered by PwC for tax compliance, tax advice and tax planning were $120,000 and $140,000, respectively. The services comprising these fees were primarily reviews and advice on Zenith's federal income and state franchise tax returns for 2009 and 2008.

All Other Fees

       The aggregate fees billed to Zenith in 2009 and 2008 by PwC for products and services (other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees") were $19,000 for each year. In 2009, the fees were for a license to use PwC's proprietary accounting research tool and support the California Department of Insurance review and in 2008, the fees were for licenses to use PwC's proprietary accounting research tool and to use PwC's proprietary benchmarking tool.

Pre-Approval of Independent Auditors' Services

       All of PwC's services were pre-approved by the Audit Committee in 2009. The Audit Committee pre-approves services either: (1) by approving a request from management to engage PwC for a specific project at a specific fee or rates; or (2) by pre-approving certain types of services that would comprise the fees within each of the above captions at PwC's usual and customary rates. Under this second category, the services pre-approved for each of the above captions were: "Audit Services" — review of unaudited consolidated quarterly financial statements included in the Quarterly Reports on Form 10-Q prior to filing with the Commission; "Tax Fees" — review of, and advice on, federal and state tax returns; and "All Other Fees" — license of PwC's proprietary accounting research database.

       There were no waivers of the pre-approval requirements. All services were pre-approved by the Audit Committee prior to the commencement of services by PwC.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 3. Exhibits

       An amended and restated Exhibit Index is filed as part of this Amendment No. 1 following the Signatures and is incorporated herein by reference.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2010.

ZENITH NATIONAL INSURANCE CORP.
By:	/s/ STANLEY R. ZAX Stanley R. Zax Chairman of the Board and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 3, 2010.

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
4.3
Certificate of Amendment to Certificate of Trust of Zenith National Insurance Capital Trust I, dated August 1, 2006. (Incorporated herein by reference to Exhibit 4.3 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2006.)
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
*10.10
Amended and Restated Employment Agreement effective June 3, 2009 between Zenith National Insurance Corp. and Davidson M. Pattiz. (Incorporated herein by reference to Exhibit 10.4 to Zenith's Current Report on Form 8-K filed on June 8, 2009.)
*10.11
Amended and Restated Employment Agreement effective June 3, 2009 between Zenith National Insurance Corp. and Kari L. Van Gundy. (Incorporated herein by reference to Exhibit 10.5 to Zenith's Current Report on Form 8-K filed on June 8, 2009.)
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
*10.16
Amended and Restated Zenith National Insurance Corp. 2003 Non-Employee Director Deferred Compensation Plan effective December 1, 2008. (Incorporated herein by reference to Exhibit 10.19 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2008.)
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

EXHIBIT INDEX (continued):

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
11	Statement of recomputation of per share earnings. (Incorporated herein by reference to Notes to Consolidated Financial Statements — Note 13 — "Net Income and Dividends per Share").
21	Subsidiaries of the Registrant. (Incorporated herein by reference to Exhibit 21 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 10, 2010.)
23
Consent of PricewaterhouseCoopers LLP dated February 10, 2010. (Incorporated herein by reference to Exhibit 23 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 10, 2010.)
31.1
Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a). (Incorporated herein by reference to Exhibit 31.1 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 10, 2010.)
31.2
Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a). (Incorporated herein by reference to Exhibit 31.2 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 10, 2010.)
‡31.3	Certification of the Chief Executive Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith as Exhibit 31.3.
‡31.4	Certification of the Chief Financial Officer pursuant to Exchange Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith as Exhibit 31.4.
32
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350. (Incorporated herein by reference to Exhibit 32 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 10, 2010.)
99.1
Available-for-sale investment portfolio as of December 31, 2009. (Incorporated herein by reference to Exhibit 99.1 to Zenith's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 10, 2010.)

*
Management contract or compensatory plan or arrangement.

‡
Filed with this Amendment No. 1 on Form 10-K/A.