Form 10-Q
period 2010-03-31
ZENITH NATIONAL INSURANCE CORP
filed 2010-04-21
CIK 109261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-9627

ZENITH NATIONAL INSURANCE CORP.

Incorporated in Delaware	I.R.S. Employer Identification No.
21255 Califa Street, Woodland Hills, California 91367-5021	95-2702776
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check
if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At April 15, 2010, there were 37,930,463 shares of Zenith National Insurance Corp. common stock outstanding.

Zenith National Insurance Corp. and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2010

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(Dollars and shares in thousands)	2010	2009
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost $1,422,307 in 2010 and $1,424,359 in 2009)	$1,481,622	$1,475,067
Short-term investments, at fair value (amortized cost $344,736 in 2010 and $416,097 in 2009)	344,851	416,363
Equity securities, at fair value (cost $67,614 in 2010 and $50,875 in 2009)	70,636	55,975
Other investments	95,776	55,425
Total investments	1,992,885	2,002,830
Cash	15,782	14,843
Accrued investment income	20,577	20,001
Premiums receivable	9,606	8,901
Reinsurance recoverables	241,187	254,481
Deferred policy acquisition costs	6,250	5,461
Deferred tax asset	11,372	14,425
Income tax receivable	3,363
Goodwill	20,985	20,985
Other assets	89,167	96,317
Total assets	$2,411,174	$2,438,244

Liabilities:
Unpaid losses and loss adjustment expenses	$1,176,172	$1,191,104
Unearned premiums	37,196	33,994
Policyholders’ dividends accrued	8,333	8,633
Redeemable securities payable	58,366	58,363
Income tax payable		1,878
Other liabilities	86,822	85,341
Total liabilities	1,366,889	1,379,313

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $1 par value, 1,000 shares authorized; none issued or outstanding in 2010 and 2009
Common stock, $1 par value, 100,000 shares authorized; issued and outstanding 37,489 in 2010 and 37,482 in 2009	37,489	37,482
Additional paid-in capital	361,429	360,464
Retained earnings	604,772	624,537
Accumulated other comprehensive income	40,595	36,448
Total stockholders’ equity	1,044,285	1,058,931
Total liabilities and stockholders’ equity	$2,411,174	$2,438,244

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009

Revenues:
Net premiums earned	$100,294	$117,983
Net investment income	17,385	24,256
Net realized gains on investments	9,469	6,274
Total revenues	127,148	148,513

Expenses:
Losses and loss adjustment expenses incurred	75,019	86,220
Underwriting and other operating expenses:
Policy acquisition costs	19,998	21,853
Underwriting and other costs	30,024	33,593
Policyholders’ dividends	2,143	1,628
Interest expense	1,274	1,285
Total expenses	128,458	144,579
Income (loss) before tax	(1,310)	3,934
Income tax expense (benefit)	(510)	1,334
Net income (loss)	$(800)	$2,600

Net income (loss) per common share:
Basic and diluted	$(0.02)	$0.07

Cash dividends declared per common share	$0.50	$0.50

Net realized gains (losses) on investments, before tax:
Other-than-temporary impairment losses:
Total impairment losses on fixed maturity securities		$(18,462)
Non-credit portion of impairment losses on fixed maturity securities recognized in other comprehensive income		8,762
Other-than-temporary impairment losses on fixed maturity securities		(9,700)
Other net realized gains	$9,469	15,974
Net realized gains on investments, before tax	$9,469	$6,274

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Cash flows from operating activities:
Premiums collected	$104,698	$125,389
Investment income received	19,471	25,134
Losses and loss adjustment expenses paid	(77,029)	(105,735)
Underwriting and other operating expenses paid	(43,116)	(52,388)
Interest paid	(2,512)	(2,500)
Income taxes paid	(3,499)
Net cash used in operating activities	(1,987)	(10,100)

Cash flows from investing activities:
Purchases of investments:
Fixed maturity securities available-for-sale	(140,035)	(285,495)
Equity securities available-for-sale	(28,562)	(8,523)
Other investments	(41,289)	(518)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities available-for-sale	12,484	39,852
Other investments	77	538
Proceeds from sales of investments:
Fixed maturity securities available-for-sale	135,334	277,023
Equity securities available-for-sale	11,190
Net decrease in short-term investments	73,766	10,020
Capital expenditures and other	(731)	(916)
Net cash provided by investing activities	22,234	31,981

Cash flows from financing activities:
Cash dividends paid to common stockholders	(18,903)	(18,896)
Tax benefit short-fall on stock-based compensation	(405)
Net cash used in financing activities	(19,308)	(18,896)

Net increase in cash	939	2,985
Cash at beginning of period	14,843	10,478
Cash at end of period	$15,782	$13,463

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Reconciliation of net income (loss) to net cash used in operating activities:

Net income (loss)	$(800)	$2,600
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,036	2,077
Net amortization (accretion)	1,893	(429)
Net realized gains on investments	(9,469)	(6,274)
Decrease (increase) in:
Accrued investment income	(621)	277
Premiums receivable	(2,853)	208
Reinsurance recoverables	13,290	1,079
Deferred policy acquisition costs	(789)	(783)
Net income taxes receivable	(4,009)	1,334
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(14,932)	(20,438)
Unearned premiums	3,202	3,528
Policyholders’ dividends accrued	(300)	(377)
Accrued expenses	3,475	2,780
Other	7,890	4,318
Net cash used in operating activities	$(1,987)	$(10,100)

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009

Preferred stock, $1 par value	None	None

Common stock, $1 par value:
Beginning of period	$37,482	$45,019
Restricted stock vested	7	11
End of period	37,489	45,030

Additional paid-in capital:
Beginning of period	360,464	472,312
Recognition of stock-based compensation expense	957	1,520
Excess tax benefit on stock-based compensation	8	27
End of period	361,429	473,859

Retained earnings:
Beginning of period	624,537	722,996
Net income (loss)	(800)	2,600
Cash dividends declared to common stockholders	(18,965)	(18,891)
End of period	604,772	706,705

Accumulated other comprehensive income (loss):
Beginning of period	36,448	(50,238)
Net change in unrealized gains (losses) on available-for-sale investments, net of tax and reclassification adjustment	4,147	(1,578)
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax		(5,695)
End of period	40,595	(57,511)

Treasury stock, at cost (see Note 10)		(166,652)

Total stockholders’ equity	$1,044,285	$1,001,431

Stockholders’ equity per outstanding common share	$27.86	$26.82

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Comprehensive income (loss):
Net income (loss)	$(800)	$2,600
Net change in unrealized gains (losses) on available-for-sale investments, net of tax and reclassification adjustment	4,147	(1,578)
Net change in other-than-temporary impairments for which the credit related portion was recognized in net realized gains, net of tax		(5,695)
Comprehensive income (loss)	$3,347	$(4,673)

The accompanying notes are an integral part of these financial statements.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

Zenith National Insurance Corp. (“Zenith National”) is a holding company engaged, through its wholly-owned subsidiaries (primarily Zenith Insurance Company (“Zenith Insurance”)), in the workers’ compensation insurance business, nationally.  Unless otherwise indicated, all references to “Zenith,” “we,” “us,” “our,” the “Company” or similar terms refer to Zenith National together with its subsidiaries.  The accompanying unaudited Consolidated Financial Statements of Zenith National and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information; with the instructions to Form 10-Q; and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal, recurring adjustments) necessary for a fair statement of our financial position and results of operations for the periods presented have been included.  The results of operations for an interim period are not necessarily indicative of the results for an entire year.  For further information, refer to the audited Financial Statements and Notes thereto included in the Zenith National Insurance Corp. Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2.  Merger Agreement

On February 17, 2010, Fairfax Financial Holdings Limited (“Fairfax”) and Zenith National entered into a merger agreement pursuant to which Fairfax will acquire all of the outstanding shares of Zenith National’s common stock, which Fairfax does not currently own, for $38 per share in cash.  The transaction is subject to the satisfaction of customary closing conditions, including approvals by Zenith National’s stockholders at a special meeting scheduled for April 29, 2010 and by the California Department of Insurance.  Subject to the satisfaction of such conditions, the transaction is expected to close in the second quarter 2010.  The pending litigation related to the merger is described in Note 11.

Note 3.  Net Income (Loss) and Dividends per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share and cash dividends declared per common share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2010	2009
Net income (loss) as reported	$(800)	$2,600
Net income (loss) allocated to unvested restricted stock shares	(6)	36
(A) Net income (loss) allocated to common shares	$(794)	$2,564
(B) Weighted average shares outstanding – basic and diluted	37,486	37,330
(A)/(B) Net income (loss) per common share - basic and diluted	$(0.02)	$0.07
Cash dividends declared per common share	$0.50	$0.50

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 4.  Investments

At March 31, 2010 and December 31, 2009, all of our investments in fixed maturity and equity securities and short-term investments were classified as available-for-sale and reported at fair value with unrealized gains and losses excluded from earnings and recognized as a separate component of stockholders’ equity, net of tax.

The cost or amortized cost and fair value of available-for-sale investments at March 31, 2010 and December 31, 2009 were as follows:

	Cost or Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
March 31, 2010
Fixed maturity securities:
Corporate debt	$1,216,668	$53,093	$(1,316)	$1,268,445
State and local government debt	160,942	6,425	(63)	167,304
Redeemable preferred stocks	26,832	889	(269)	27,452
Commercial mortgage-backed securities	11,879	485		12,364
U.S. Government debt	3,334	9		3,343
Foreign government debt	2,652	62		2,714
Total fixed maturity securities	1,422,307	60,963	(1,648)	1,481,622
Short-term investments	344,736	147	(32)	344,851
Equity securities	67,614	4,182	(1,160)	70,636
Total available-for-sale investments	$1,834,657	$65,292	$(2,840)	$1,897,109

December 31, 2009
Fixed maturity securities:
Corporate debt	$1,218,304	$47,809	$(3,211)	$1,262,902
State and local government debt	161,379	6,309	(175)	167,513
Redeemable preferred stocks	26,853	477	(477)	26,853
Commercial mortgage-backed securities	11,821		(54)	11,767
U.S. Government debt	3,341	4	(1)	3,344
Foreign government debt	2,661	27		2,688
Total fixed maturity securities	1,424,359	54,626	(3,918)	1,475,067
Short-term investments	416,097	269	(3)	416,363
Equity securities	50,875	5,219	(119)	55,975
Total available-for-sale investments	$1,891,331	$60,114	$(4,040)	$1,947,405

The fair value of our available-for-sale investment portfolio includes net unrealized gains before tax of $62.5 million at March 31, 2010 compared to $56.1 million at December 31, 2009, an increase of $6.4 million.  Our internal investments department manages our investment portfolio and for the most part we do not rely on external portfolio managers.  We review the appropriateness and consistency of the fair values, which are affected by changes in interest rates, as well as changes in the credit quality and liquidity of the companies in which we have invested or changes in general economic and market conditions.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The changes in unrealized gains (losses) on our available-for-sale investment portfolio recognized as a separate component of stockholders’ equity were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Change in unrealized gains (losses) on available-for-sale investments:
Fixed maturity securities, including short-term investments	$8,456	$(5,770)
Equity securities	(2,078)	(5,420)
Total change in unrealized gains (losses):
Before tax	$6,378	$(11,190)
After tax	4,147	(7,273)

Fixed maturity securities, including short-term investments, by contractual maturity at March 31, 2010 were as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$567,827	$572,094
Due after 1 year through 5 years	1,016,320	1,065,803
Due after 5 years through 10 years	104,812	109,143
Due after 10 years	78,084	79,433
Total	$1,767,043	$1,826,473

Commercial mortgage-backed securities are shown as being due at their average expected maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  For over eighteen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary, in addition to issuer specific events.  For debt securities beginning in 2009, the amount of an other-than-temporary impairment related to a credit loss or an impairment on a security that, at the balance sheet date, we intend to sell before recovery is recognized in earnings and reflected as a reduction in the cost basis of the security.  The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.  For equity securities, the amount of an other-than-temporary impairment is determined based on the extent and duration that fair value is below cost, in addition to issuer specific events, and is recognized in earnings and reflected as a reduction in the cost basis of the security.

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

There were no other-than-temporary impairments recorded during the three months ended March 31, 2010.  During the three months ended March 31, 2009, net realized gains before tax were reduced by $9.7 million of credit related impairments on two corporate debt securities with a fair value of $10.8 million at the date of impairment, in accordance with our other-than-temporary impairments accounting policy discussed previously.  These securities had unrealized losses continually for six months prior to the impairments.  We determined the estimated cash flows at 60% of par value for one of the debt securities and 90% of par value for the other debt security, and discounted the cash flows using the effective interest rate of 6.60% and 5.49% implicit in the two debt securities at the date of acquisition.  Most of these securities, representing $7.8 million of the impairment charge recognized in the first quarter 2009, were sold subsequently during 2009 and we realized gains of $1.6 million at the time of sale.  During the three months ended March 31, 2010, we sold the remaining securities representing $1.9 million of the original impairment charge recognized in the first quarter 2009 and realized a gain of $1.2 million.

The following table presents the change in other-than-temporary credit related impairments before tax recognized in earnings:

(Dollars in thousands)
Beginning balance for securities owned as of December 31, 2008	$0
Not previously recognized	9,700
Ending balance for securities owned as of March 31, 2009	9,700
Reduction for securities sold subsequent to impairment	(7,840)
Ending balance for securities owned as of December 31, 2009	1,860
Reduction for securities sold subsequent to impairment	(1,860)
Ending balance for securities owned as of March 31, 2010	$0

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the fair value of securities classified as available-for-sale with unrealized losses, aggregated by investment category and length of time the securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

(Dollars in thousands)	Fair Value	Unrealized Losses	Number of Issues
March 31, 2010
Less than 12 months:
Corporate debt	$64,192	$(881)	11
State and local government debt	13,482	(63)	4
Short-term investments	170,055	(32)	3
Equity securities	18,413	(1,105)	18
Total less than 12 months	$266,142	$(2,081)	36
Greater than 12 months:
Corporate debt	$23,414	$(435)	5
Redeemable preferred stocks	4,236	(269)	2
Equity securities	291	(55)	1
Total greater than 12 months	$27,941	$(759)	8
Total available-for-sale:
Corporate debt	$87,606	$(1,316)	16
State and local government debt	13,482	(63)	4
Redeemable preferred stocks	4,236	(269)	2
Short-term investments	170,055	(32)	3
Equity securities	18,704	(1,160)	19
Total available-for-sale	$294,083	$(2,840)	44

December 31, 2009
Less than 12 months:
Corporate debt	$114,825	$(720)	20
State and local government debt	17,705	(175)	4
Commercial mortgage-backed securities	11,767	(54)	2
U.S. Government debt	1,120	(1)	1
Short-term investments	77,653	(3)	2
Equity securities	763	(27)	6
Total less than 12 months	$223,833	$(980)	35
Greater than 12 months:
Corporate debt	$82,848	$(2,491)	10
Redeemable preferred stocks	4,028	(477)	2
Equity securities	254	(92)	1
Total greater than 12 months	$87,130	$(3,060)	13
Total available-for-sale:
Corporate debt	$197,673	$(3,211)	30
State and local government debt	17,705	(175)	4
Redeemable preferred stocks	4,028	(477)	2
Commercial mortgage-backed securities	11,767	(54)	2
U.S. Government debt	1,120	(1)	1
Short-term investments	77,653	(3)	2
Equity securities	1,017	(119)	7
Total available-for-sale	$310,963	$(4,040)	48

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

We believe that our unrealized losses on individual fixed maturity and equity securities at March 31, 2010 are not indicative of impaired values and we base this conclusion on our current understanding of the issuers of these securities.  As of March 31, 2010, we have not made a decision to sell any of these securities.  We believe that we have adequate liquidity and will not be required to sell securities before recovery of their cost basis.  It is possible that we could recognize future impairments on some securities we owned at March 31, 2010 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

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

Net realized gains on our investments included the following components:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Sales of fixed maturity securities, including short-term investments	$7,704	$15,948
Sales of equity securities	249
Partnerships and limited liability companies	1,463	(462)
WorldCom settlement and other	53	488
Other-than-temporary impairment losses on fixed maturity securities		(9,700)
Net realized gains on investments	$9,469	$6,274

The gross realized gains and the gross realized losses on sales of fixed maturity and equity securities were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Gross realized gains	$8,079	$17,546
Gross realized losses	(126)	(1,598)

Net investment income before tax was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Fixed maturity securities	$18,685	$24,737
Short-term investments	490	585
Equity securities	327	367
Other	(526)	28
Subtotal	18,976	25,717
Investment expenses	1,591	1,461
Net investment income	$17,385	$24,256

Investments with a fair value of $1.0 billion at March 31, 2010 and December 31 2009 were on deposit with regulatory authorities in compliance with insurance company regulations.

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

Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).  The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of each instrument at the measurement date.  The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We recognize transfers between levels at the end of each reporting period.  The three hierarchy levels are defined as follows:

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

•                  Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of fixed maturity securities and short-term investments included in the Level 2 category were based on market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.  Our Level 2 category includes corporate bonds, foreign government bonds, municipal bonds and redeemable preferred stocks.

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment.  The fair values of certain privately held or thinly traded securities are determined using internal analytical methods

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

based on the best information available.  The estimated fair values of Level 3 equity securities consist primarily of the following: 1) An equity security of a company based in the United Kingdom with a fair value approximating its net asset value because a significant portion of the net asset value, excluding cash balances, is comprised of real estate holdings supported by appraisals.  The estimated fair value for this investment also includes foreign currency fluctuations and considers the value of an unrecognized tax loss carry forward; and 2) A fixed maturity security with a fair value determined internally based on discounted expected cash flows.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 classified by the valuation hierarchy discussed previously:

		Fair Value Measurements Using
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2010
Fixed maturity securities:
Corporate debt	$1,268,445		$1,267,445	$1,000
State and local government debt	167,304		167,304
Redeemable preferred stocks	27,452		27,452
Commercial mortgage-backed securities	12,364		12,364
U.S. Government debt	3,343	$3,343
Foreign government debt	2,714		2,714
Total fixed maturity securities	1,481,622	3,343	1,477,279	1,000
Short-term investments	344,851	314,071	30,780
Equity Securities	70,636	41,233		29,403
Total	$1,897,109	$358,647	$1,508,059	$30,403
December 31, 2009
Fixed maturity securities:
Corporate debt	$1,262,902		$1,252,379	$10,523
State and local government debt	167,513		167,513
Redeemable preferred stocks	26,853		26,853
Commercial mortgage-backed securities	11,767		11,767
U.S. Government debt	3,344	$3,344
Foreign government debt	2,688		2,688
Total fixed maturity securities	1,475,067	3,344	1,461,200	10,523
Short-term investments	416,363	375,598	40,765
Equity Securities	55,975	24,709		31,266
Total	$1,947,405	$403,651	$1,501,965	$41,789

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents changes in our Level 3 fixed maturity and equity securities measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009:

(Dollars in thousands)	Corporate Debt	Equity Securities
Balance at December 31, 2009	$10,523	$31,266
Realized and unrealized gains included in:
Other comprehensive income (1)	(76)	(1,863)
Net loss	6
Transfer out of Level 3 (2)	(9,453)
Balance at March 31, 2010	$1,000	$29,403

Balance at December 31, 2008	$9,431	$28,348
Realized and unrealized gains included in:
Other comprehensive loss (1)	45	(511)
Net income	27
Reclassification from held-to-maturity	5,000
Balance at March 31, 2009	$14,503	$27,837

(1)          Changes in unrealized gains for equity securities represent foreign currency fluctuation.

(2)          One corporate debt security was transferred from Level 3 to Level 2 because at March 31, 2010 we determined its fair value based on a non-binding quote obtained from a well-established independent broker-dealer.

Note 6. Goodwill

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

We did not evaluate goodwill for impairment as of March 31, 2010, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of a reporting unit below its carrying amount since December 31, 2009.  The carrying value of goodwill was $21.0 million as of March 31, 2010 and December 31, 2009.

Note 7.  Segment Information

Our business is comprised of the following segments: workers’ compensation, reinsurance and investments.  Segments are designated based on the types of products and services provided.  Workers’ compensation represents insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured in the course of employment.  Reinsurance principally consists of assumed reinsurance of property losses from worldwide catastrophes and large property risks.  In September 2005, we exited the assumed reinsurance business; however, we will be paying assumed reinsurance claims for several years.  The results of the reinsurance segment, principally consisting of changes to loss reserve estimates, if any, and direct expenses, will continue to be included in the results of continuing operations.  Income from the workers’ compensation and reinsurance segments is determined by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned (this result is also known as underwriting income or loss).  Income from operations

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

of the investments segment includes net investment income and net realized gains or losses on investments.  We do not allocate investment income to the results of other segments.  The losses from the parent include interest expense and the general operating expenses of Zenith National, a holding company, which owns, directly or indirectly, all of the capital stock of its insurance subsidiaries and other investment securities.  2010 also includes expenses related to the pending merger with Fairfax.

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

Segment information is set forth below, with a reconciliation to the accompanying Consolidated Statements of Operations shown in the total column:

(Dollars in thousands)	Workers’ Compensation	Reinsurance	Investments	Parent	Total
Three Months Ended March 31, 2010
Revenues:
Net premiums earned	$100,298	$(4)			$100,294
Net investment income			$17,385		17,385
Net realized gains on investments			9,469		9,469
Total revenues	100,298	(4)	26,854		127,148
Interest expense				$(1,274)	(1,274)
Income (loss) before tax	(23,168)	178	26,854	(5,174)	(1,310)
Income tax expense (benefit)	(7,572)	58	8,815	(1,811)	(510)
Net income (loss)	$(15,596)	$120	$18,039	$(3,363)	$(800)
Combined ratio	123.1%	NM
Total Assets:
As of March 31, 2010	$414,479	$2,547	$1,988,490	$5,658	$2,411,174
As of December 31, 2009	423,455	2,346	2,008,686	3,757	2,438,244

Three Months Ended March 31, 2009
Revenues:
Net premiums earned	$118,078	$(95)			$117,983
Net investment income			$24,256		24,256
Net realized gains on investments			6,274		6,274
Total revenues	118,078	(95)	30,530		148,513
Interest expense				$(1,285)	(1,285)
Income (loss) before tax	(23,212)	(158)	30,530	(3,226)	3,934
Income tax expense (benefit)	(7,563)	(51)	10,077	(1,129)	1,334
Net income (loss)	$(15,649)	$(107)	$20,453	$(2,097)	$2,600
Combined ratio	119.7%	NM

NM = Not meaningful

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 8.  Stock-Based Compensation Plan

Under a restricted stock plan approved by our stockholders (“Restricted Stock Plan”), non-employee Directors and key employees are awarded shares of Zenith National’s common stock with restricted ownership rights.  Shares granted to non-employee Directors vest on each of the first three anniversaries of the grant date in equal installments.  Shares granted to employees prior to 2009 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date.  Beginning in 2009, restricted stock awards to key employees can vest either based on the passage of time or based on performance criteria.  The performance-based awards will vest only upon the determination that the combined ratio for our workers’ compensation segment for the three calendar years following the date of grant is at least five percentage points below the average statutory combined ratio for the workers’ compensation industry for the same period.  Restricted stock is generally forfeited by employees who terminate employment prior to vesting.  All of the restricted shares will vest upon the completion of the pending merger with Fairfax and will result in a charge of approximately $8 million.

The fair value of restricted stock awards is measured using the closing price of Zenith National’s common stock on the grant date.  Compensation expense is recognized ratably over the vesting period for time-based restricted stock awards.  For performance-based awards, compensation expense is not recognized until it is probable that the performance criteria will be met.  At that time, an expense for the pro-rated amount from the date of grant is recognized with the remaining amount recognized over the remaining vesting period of the awards.

The following table provides information regarding the shares under the Restricted Stock Plan:

Number of Shares
Authorized for grants since plan inception in 2004	995,000
Restricted as of March 31, 2010	(441,000)
Vested since inception in 2004	(471,000)
Available for future grants at March 31, 2010	83,000

Changes in restricted stock during 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2009	398,000	$35.31
Granted	50,000	38.20
Vested	(7,000)	48.25
Restricted shares at March 31, 2010	441,000	35.45

Of the restricted shares outstanding at March 31, 2010, 316,000 shares have nonforfeitable rights to dividends whereby dividends are paid during the restricted period and 125,000 shares have forfeitable rights whereby dividends accumulate during the vesting period and are paid only if the shares vest.

Compensation expense before tax recognized for stock-based awards was $1.0 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Unrecognized compensation expense before tax under the Restricted Stock Plan was $7.9 million and $7.1 million at March 31, 2010 and December 31, 2009, respectively.  The unrecognized compensation expense of $7.9 million at March 31, 2010 includes $5.9 million related to time-based restricted awards and $2.0 million related to performance-based restricted stock awards.

Note 9.  Income Tax

At March 31, 2010 and December 31, 2009, we had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

In February 2010, we received a revised and final Internal Revenue Service (“IRS”) audit report related to the examination of our federal income tax returns for years 2005 through 2007 in which the IRS agreed to the timing of our loss reserve deductions after considering our protest to the Appeals Division of the IRS.  The final IRS audit report had no material adjustments.  Tax year 2008 is currently being examined by the IRS.  Tax years 2005 through 2009 are subject to examination by state taxing authorities.

Note 10.  Treasury Stock

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

Five substantially similar putative class action lawsuits relating to the pending merger with Fairfax have been filed.  Three of these cases were filed in California Superior Court in Los Angeles and have since been consolidated and the other two in the Delaware Court of Chancery.  The Delaware actions have also been consolidated and the plaintiffs have filed a Consolidated Amended Complaint.  The complaints in these actions, each of which purports to be brought as class actions on behalf of all of Zenith National’s stockholders, excluding the defendants and their affiliates, allege that the consideration that stockholders will receive in connection with the merger is inadequate and that Zenith National’s directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement and, in the case of the consolidated Delaware action, in disseminating

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

incomplete and inaccurate information regarding the merger.  The complaints further allege that Zenith National and Fairfax aided and abetted the alleged breaches by Zenith National’s directors.  The complaints seek various forms of relief, including injunctive relief that would, if granted, prevent the merger from being consummated in accordance with the agreed-upon terms.  The plaintiffs in the consolidated Delaware action have moved for a preliminary injunction to prevent the stockholder vote on the merger.  That motion is scheduled to be heard by the Delaware Court of Chancery on April 22, 2010.  The plaintiffs in the consolidated California action have stipulated that they will not seek injunctive relief in that case in connection with the proposed transaction, as long as the plaintiffs in the Delaware action proceed with their preliminary injunction motion, and have sought and been granted the right to intervene in the Delaware action for purposes of participating in the preliminary injunction motion.  The Company believes that the complaints are without merit and intends to defend the actions vigorously.

Note 12. Recent Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on “Improving Disclosures about Fair Value Measurements” that requires additional disclosures in regards to fair value measurements.  This guidance requires entities to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements, and describe the reasons for the transfers.  For Level 3 fair value measurements, information about purchases, sales, issuances and settlements are required to be presented on a gross rather than net basis.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  The additional disclosures required by this guidance are provided in Note 5.

In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed.  Forward-looking statements include those related to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items.  Statements containing words such as expect, anticipate, believe, estimate, likely or similar words that are used in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in other parts of this report or in other written or oral information conveyed by or on behalf of Zenith are intended to identify forward-looking statements.  The Company undertakes no obligation to update such forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the following: 1) volatility in the financial markets and effectiveness of governmental solutions; 2) economic recession; 3) competition; 4) decreased payroll levels of our customers; 5) medical cost trends, including the potential future impacts caused by national healthcare legislation which may not be known for some time; 6) regulatory restrictions on investments; 7) changes in state and federal legislation and regulation; 8) changes in interest rates causing fluctuations of investment income and fair values of investments; 9) changes in the frequency and severity of claims and catastrophes; 10) adequacy of loss reserves; 11) changing environment for controlling medical, legal and rehabilitation costs, as well as fraud and abuse; 12) losses associated with any terrorist attacks that impact our workers’ compensation business for amounts not covered by our reinsurance protection; 13) losses caused by nuclear, biological, chemical or radiological events whether or not there is any applicable reinsurance protection; and 14) other risks detailed herein and from time to time in our reports and filings with the Securities and Exchange Commission.  See Part II Item 1A. “Risk Factors” for additional risks and uncertainties related to the pending merger with Fairfax.

Overview

We are in the business of managing insurance and investment risk with the major risk factors set forth above.  Our main business activity is the workers’ compensation insurance business.  Our revenues are comprised of the net premiums earned from our workers’ compensation segment, and net investment income and net realized gains (losses) from our investments segment.  We measure our performance by our ability to increase stockholders’ equity, plus dividends to stockholders, over the long term.  Following is a summary of our financial performance during the first quarter 2010.

•                  We recognized a net loss for the first quarter 2010 of $0.8 million compared to net income of $2.6 million for the first quarter 2009.  Both periods reflect the impact of reductions in net premiums earned and underwriting losses in our workers’ compensation business.

•                  Workers’ compensation net premiums earned declined as a result of the combined impacts of the recession, competition and premium rate levels.

•                  Stockholders’ equity per share at March 31, 2010 is lower than at December 31, 2009 primarily due to the $0.50 per share stockholders’ dividend.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

•                  The investments segment results were lower in the first quarter 2010 compared to 2009.  Lower investment income, primarily due to increased liquidity and a reduction in the maturity length of our invested assets, was partially offset by higher realized gains.

•                  The fair value of our available-for-sale investment portfolio includes net unrealized gains before tax of $62.5 million at March 31, 2010 compared to $56.1 million at December 31, 2009, an improvement of $6.4 million during the first quarter 2010, or $0.11 per share after tax.

The economy significantly affects our business and the recession has the following impacts:

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

As the economy recovers, the timing of which is uncertain, we expect that jobs will gradually be restored, resulting in growth in payroll and premium.  We also expect an improved economy may be conducive to stronger premium rate levels and more opportunities to write business, but may or may not affect the trend in claim counts.  As the economy recovers, it is also possible that interest rates will increase which will increase investment income, but could result in lower portfolio values and realized gains.  A combination of these trends will affect our net income going forward, but we cannot predict the timing or magnitude of the impacts.

Results of Operations

Summary Results by Segment

Our business is comprised of the following segments: workers’ compensation, reinsurance and investments.  In September 2005, we exited the assumed reinsurance business; however we will be paying our assumed reinsurance claims for several years.  The results of the reinsurance segment will continue to be included in the results of continuing operations.  Income or loss from the workers’ compensation and reinsurance segments is determined by deducting net losses and loss adjustment expenses incurred and underwriting and other operating expenses incurred from net premiums earned (this result is also known as underwriting income or loss).  Investment income and realized gains on investments are discussed under “Investments” on page 29.  The parent losses include interest expense and the general operating expenses of Zenith National, and for the first quarter 2010 also includes

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

expenses related to the pending merger with Fairfax Financial Holdings Limited (“Fairfax”).  The comparative components of net income are set forth in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net investment income	$17,385	$24,256
Net realized gains on investments	9,469	6,274
Income from investments segment	26,854	30,530
Income (loss) from:
Workers’ compensation segment	(23,168)	(23,212)
Reinsurance segment	178	(158)
Parent	(5,174)	(3,226)
Income (loss) before tax	(1,310)	3,934
Income tax expense (benefit)	(510)	1,334
Net income (loss)	$(800)	$2,600

Workers’ Compensation Segment

The following table shows the net premiums earned, the underwriting loss before tax and the combined ratios for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net premiums earned	$100,298	$118,078
Underwriting loss before tax	(23,168)	(23,212)
Combined ratio	123.1%	119.7%

Workers’ compensation net premiums earned for the first quarter 2010 decreased 15% compared to the first quarter 2009.  We continue to experience a highly competitive environment as reflected in 13% fewer policies in-force compared to March 31, 2009 as a result of our risk management practices which emphasize pricing and underwriting discipline to maintain long-term profitability.  Insured payroll in-force, our best indicator of exposure, decreased 9% compared to March 31, 2009 reflecting the impact of increased unemployment and declining payroll levels of our insureds, as well as the impact of competition as shown in the reduction in policies in-force.  The reduction in net premiums earned also reflects the continuing impact of premium refunds on expiring policies due to lower payrolls for some of our insureds than what was estimated as the premiums were earned.  Although premium rates in California have started to increase modestly as compared to 2009, Florida rates have continued to decline.

The combined ratio, expressed as a percentage, is a key measurement of profitability traditionally used in the property-casualty insurance business.  The combined ratio, also referred to as the “calendar year combined ratio,” is the sum of the losses and loss adjustment expense ratio and the underwriting and other operating expense ratio.  The losses and loss adjustment expense ratio is the percentage of net losses and loss adjustment expenses incurred to net premiums earned.  The underwriting and other operating expense ratio is the percentage of underwriting and other operating expenses to net premiums earned.  When the calendar year combined ratio is adjusted to exclude prior period items, such as loss reserve development and policyholders’ dividends, it becomes the “accident year combined ratio,” a non-GAAP financial measure.  There was no net development recognized on prior accident year loss and loss adjustment expense reserve estimates for the three months ended March 31, 2010 and 2009.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The key operating goal for our workers’ compensation segment is to achieve underwriting profitability and significantly out-perform the national workers’ compensation industry (“industry”) over the long term.  Our risk-reward strategy emphasizes pricing and underwriting discipline to maintain profitability rather than focusing on revenue or market share.  In regards to our loss ratio, it is a measure of how we manage risk over the long term.  We expect to produce, and for a long period of time have produced, lower than average loss ratios compared to the industry.  However, because of our service strategy as a workers’ compensation specialist, our expense ratios may be higher compared to industry results.  During periods of declining premiums and policy counts such as in 2009 and 2010, these high expense ratios coupled with an excellent loss ratio resulted in an underwriting loss.  Although our expense ratios have increased as premium declined, we are maintaining and improving our ability to provide services to our customers and ensuring that we will be in a position to grow our business when the economy and employment trends improve.

Workers’ compensation accident year combined ratios consisted of the following:

	Three Months Ended March 31,
	2010	2009
Losses	51.2%	50.3%
Loss adjustment expenses	23.8	22.8
Underwriting and other operating expenses	46.0	45.2
Policyholders’ dividends	2.1	1.4
Combined ratio	123.1%	119.7%

The major factors affecting the 2010 combined ratio compared to 2009 are as follows:

•                  A modest 0.9 percentage point increase in the accident year loss ratio reflects that premium rate changes are consistent with the underlying claims trends.  The loss estimates for 2010 and 2009 are consistent with our long-term history and continue to be an excellent result in comparison to historical industry trends and current industry estimates.

•                  The loss adjustment and underwriting and other operating expense ratios increased in total by 1.8 percentage points.  Loss adjustment and underwriting expenses for the first quarter 2010 reflect the benefit of the cost reductions taken during 2009; however, the expense ratios increased due to the decline in premiums.

Workers’ compensation premiums in-force, number of policies in-force and insured payrolls in California and outside of California are shown in the following table.  Premiums in-force is a measure of the amount of premiums billed, or to be billed, on all unexpired policies at the date shown; and insured payroll is an indicator of exposure.

	California			Outside California			Total
(Dollars in millions)	Premiums In-force	Policies In-force	Insured Payrolls	Premiums In-force	Policies In-force	Insured Payrolls	Premiums In-force	Policies In-force	Insured Payrolls
March 31, 2010	$275.1	15,700	$6,165.0	$179.8	13,300	$9,497.0	$454.9	29,000	$15,662.0
December 31, 2009	267.9	16,000	6,293.9	188.3	13,600	9,613.5	456.2	29,600	15,907.4
March 31, 2009	290.9	18,700	6,901.4	226.4	14,500	10,274.3	517.3	33,200	17,175.7
December 31, 2008	304.5	19,600	7,133.2	251.7	14,900	10,838.9	556.2	34,500	17,972.1

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The table above reflects declines in premiums in-force, number of policies in-force and insured payrolls both in and outside California.  The following trends affected our workers’ compensation business:

•                  The reduction in premiums in-force reflects the impact of the decline in policies in-force, lower payrolls, as well as net premium rate reductions;

•                  The reduction in policies in-force reflects the impact of competition as a result of our risk management practices; and

•                  The reduction in insured payrolls reflects both the reduction in policies in-force (competition), as well as the impact of increased unemployment and lower payroll levels of our insureds.

To the extent that payroll levels on in-force policies continue to decline as a result of the recession, or increase as the economy recovers, our actual premiums earned will be less or more than the amount implied by premiums in-force.

Our premium rates for workers’ compensation are determined by our actuaries for each state in which we do business, except in those states where premium rates for workers’ compensation insurance are set by state regulators, primarily Florida.  In California, the state in which the largest amount of our workers’ compensation premiums are earned, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”) recommends claims cost benchmarks to be used by companies in determining their premium rates.  The California Department of Insurance (‘‘California DOI’’) also adopts and publishes its own claims cost benchmark. The benchmark rates cover expected loss costs, but do not contain an element to cover operating expenses or profit.  The WCIRB recommended a 22.8% increase in the January 1, 2010 claims cost benchmark; however, the California DOI did not change its cost benchmark for January 1, 2010. In April 2010 the WCIRB said that the indicated increase in the claims cost benchmark is 21.1% based on December 31, 2009 experience but that it would not be filing for a July 1, 2010 change since it is essentially unchanged from its January 1, 2010 recommendation. Notwithstanding the foregoing, we are not required to use these California benchmark rates.  We set our own California premium rates based upon actuarial analysis of current and anticipated cost trends including any modifications to the workers’ compensation system, while maintaining our goal of achieving underwriting profits and outperforming the industry.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

average renewal rate takes into consideration changes in premium rates, as well as the changes in experience modification factors and net credits or debits applied by our underwriters (decreases are shown in parentheses):

Policy Renewal Date	Rate Change	Average Renewal Charged Rate Change
January 1, 2004 – December 31, 2004	(10.0)%	(15.0)%
January 1, 2005 – December 31, 2005	(13.4)	(17.0)
January 1, 2006 – December 31, 2006	(17.4)	(26.0)
January 1, 2007 – December 31, 2007	(4.4)	(12.0)
January 1, 2008 – December 31, 2008	0.0	(6.0)
January 1, 2009 – December 31, 2009	8.2	2.0
January 1, 2010	2.7	NA

NA = Not yet available.

In Florida, the state in which the second largest volume of our workers’ compensation premiums is earned, premium rates for workers’ compensation insurance are set by the Florida Department of Insurance.  Premium rate change percentages in Florida were as follows:

Effective date of change	Rate Change
January 1, 2004	0.0%
January 1, 2005	(4.0)
January 1, 2006	(13.4)
January 1, 2007	(12.5)
January 1, 2008	(18.4)
January 1, 2009	(18.6)
April 1, 2009	6.4
July 1, 2009	(6.4)
January 1, 2010	(6.8)

Parent

The parent loss reflects the holding company activities of Zenith National as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Interest expense	$1,274	$1,285
Parent expenses	3,900	1,941
Parent loss before tax	$5,174	$3,226

Parent expenses include $1.8 million of expenses for the three months ended March 31, 2010 related to the pending merger with Fairfax, primarily legal costs.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Loss Reserves

Accounting for the workers’ compensation and reinsurance segments requires us to estimate the liability for the expected ultimate cost of unpaid losses and loss adjustment expenses (“loss reserves”) as of the balance sheet date.  Loss reserves are our largest liability and were as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Workers’ compensation segment:
Unpaid losses and loss adjustment expenses	$1,139,732	$1,152,628
Less: Receivable from reinsurers for unpaid losses	226,479	237,612
Unpaid losses and loss adjustment expenses, net of reinsurance	$913,253	$915,016
Reinsurance segment:
Unpaid losses and loss adjustment expenses, gross and net of reinsurance receivable	$36,440	$38,476
Total:
Unpaid losses and loss adjustment expenses	$1,176,172	$1,191,104
Less: Receivable from reinsurers for unpaid losses	226,479	237,612
Unpaid losses and loss adjustment expenses, net of reinsurance	$949,693	$953,492

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

At March 31, 2010 and December 31, 2009, IBNR and bulk reserves included in loss reserves, net of reinsurance recoverables, were as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Workers’ compensation segment	$201,974	$197,034
Reinsurance segment	11,012	11,012
Total IBNR & bulk reserves	$212,986	$208,046

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

Discussed below are the principal uncertainties considered, the actuarial estimation process used, the role of management, and recent trends and new information considered in establishing our workers’ compensation loss reserve estimates.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Principal Uncertainties.  In our workers’ compensation business the large majority of claims are reported to us promptly and therefore, as of the balance sheet date, the number of IBNR claims is relatively insignificant. The greater part of the challenge in estimating our loss reserves is associated with estimating ultimate loss costs across a population of claims for each accident year. The principal uncertainty in our workers’ compensation loss reserve estimates at this time is the trend of increasing claim costs, particularly medical. The cost trend is the year over year increase (or decrease) in average claim costs. Medical costs are approximately 65% of our total loss costs. In estimating loss reserves, our actuaries consider medical costs by evaluating longer term trends. During the accident years just prior to the legislative reforms (1998 - 2002), we experienced double-digit medical cost increases. During 2003 and 2004, reforms enacted in Florida and California provided both immediate medical cost reductions and more control over future medical costs. These reforms included reductions in the medical fee schedules, provision for medical networks and establishment of medical treatment guidelines. Our loss estimates for these two years reflect an average 7% per year decrease in medical costs. For the accident years following the reforms we are experiencing a return to increasing medical costs and our loss reserve estimates reflect an average 7% per year increase in medical costs for 2005 - 2010. If the average annual medical cost trend for each of the accident years 2005 - 2010 were all increased or all decreased by one, two and three percentage points in each year, our loss reserve estimates at March 31, 2010 would change by approximately $29 million, $58 million and $86 million, respectively, or 3%, 6% and 9%, of the March 31, 2010 loss reserves, net of reinsurance, respectively. Our premium rates are established based on actuarial and business judgments regarding claim cost trends, principally medical. During the reform years, we reduced our premium rates based on the expected decrease in claim costs combined with the other benefits of the reforms. Due to increasing claim costs including medical, we increased our California premium rates 4.0% effective January 1, 2009, 4.0% effective July 1, 2009 and an additional 2.7% effective January 1, 2010.

Actuarial Estimation Process.  Our actuaries produce a point estimate for workers’ compensation loss reserves using the results of various methods of estimation.  Our actuaries prepare reserve estimates for all accident years using our own historical claims data and many of the common actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, Bornhuetter-Ferguson indications and claim count methods.  The actuarial point estimate is based on a selection of the results of these various methods depending upon both the age of the accident year and the geographic state of the injury.  For mature accident years, all of the methods produce very similar loss estimates and our actuarial point selections are based upon incurred loss development methods because our actuaries believe this most accurately reflects the required reserves for the relatively few claims that remain open.  For accident year 2010, our actuarial estimate is based upon an average of the claim count and Bornhuetter-Ferguson methods.  Our actuaries review the cost trends implied by the point estimate to determine its reasonableness.

Role of Management.  Management reviews the actuarial point estimate each quarter, as well as all relevant information regarding medical cost trends, claim payment trends and our settlement practices, and any judicial and administrative court decisions and legislative changes.  Management has established a loss reserve estimate in the financial statements equal to the actuarial point estimate as its best estimate for loss reserves at March 31, 2010 and December 31, 2009.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Recent Trends and New Information.  We believe it is appropriate to provide a comparison of our California results to the California industry results because we earn approximately 60% of our premiums from our California business.  In April 2010, the WCIRB released its current estimates of California workers’ compensation loss experience based on data through December 31, 2009 as follows:

•                  The WCIRB revised their previously estimated loss ratio for accident year 2008 to be 69% and published their first estimate of the 2009 loss ratio as 75%.  These loss ratios can be compared to Zenith’s 2008 and 2009 California loss ratio estimates of 45% and 50%, respectively.  The comparisons demonstrate our continued focus on managing risk and are consistent with our long-term record of outperforming the industry.

•                  The California industry indemnity claim frequency decreased an average of 4% per year, and the average cost of an indemnity claim increased an average of 10% per year for accident years 2006 through 2009. The California industry combined frequency and severity trend for accident years 2006 through 2009 was on average 6% per year. This compares to our average combined frequency and severity trend of 8% for those same years.

•                  The amount by which the California workers’ compensation industry’s reported loss reserves are redundant for all accident years was $5.6 billion.  We do not believe that the WCIRB’s estimate of reserve redundancy is representative of our situation, and therefore we do not believe this information should be used to estimate redundancies in our loss reserves.

We believe there are three key reasons that we have historically produced lower than average loss ratios than the workers’ compensation industry:

•                  Our key operating goal is to achieve underwriting profits.

•                  We specialize in workers’ compensation and service all material aspects of our policy obligations with our own employees.  We have our own underwriters, actuaries, safety engineers, payroll auditors, claims managers, bill review, physician medical directors, case management nurses, and claims lawyers.  Many of our competitors outsource some or all of these functions.

•                  We manage our business with a focus on risk versus reward and use actuarial data to determine adequate premium rates, except in Florida where the regulators set the rates. Our field offices have no premium or growth targets. We receive business from a limited number of agents who understand our risk management process.

We believe our loss reserve estimates as of March 31, 2010 are adequate; however, we cannot predict the amount or timing of future loss reserve development, whether favorable or unfavorable. The ultimate losses will not be known with any certainty for several years.  We assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.  We will continue to evaluate our estimate of loss reserves every quarter to reflect the most current data and judgments.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Refer to Exhibit 99.1 to this report for a listing of our available-for-sale investment portfolio as of March 31, 2010, including the securities’ identification numbers assigned in accordance with the Committee on Uniform Securities Identification Procedures (“CUSIP”).

Our internal investments department actively manages our investment portfolio to provide a stable source of income and preserve principal values whenever possible.  For the most part, we do not rely on external portfolio managers.  We review the appropriateness and consistency of the fair values, which are affected primarily by changes in interest rates and changes in the credit quality and liquidity of the companies in which we have invested or changes in general economic and market conditions.  As of March 31, 2010 and December 31, 2009, we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures. We do not engage in securities lending.  Our investment portfolio reflects our philosophy of diversification and high quality assets with a focus on compounding interest over time.  In the short term, investment income and the value of our investment portfolio will be affected by historically low interest rates, as well as the narrowing of credit spreads and a large amount of short-term securities.

Net investment income and net realized gains on investments before tax were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net investment income	$17,385	$24,256
Net realized gains on investments	9,469	6,274
Income before tax from investments segment	$26,854	$30,530

The average annual yields on the investment portfolio were as follows:

	Three Months Ended March 31,
	2010	2009
Before tax (1)	3.8%	5.3%
After tax	2.5%	3.5%

(1)         Reflects the pre-tax equivalent yield on tax-exempt securities.

Net investment income was lower in the first quarter 2010 compared to 2009 primarily due to increased liquidity and a reduction in the maturity length of our invested assets between these periods.

The average maturity of the fixed maturity portfolio, including short-term investments, was approximately 3.0 years at March 31, 2010 and December 31, 2009.  The duration of the fixed maturity portfolio, including short-term investments, was approximately 2.5 years at March 31, 2010 and December 31, 2009.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Our investment portfolio was comprised as follows:

	March 31, 2010	December 31, 2009
Fixed maturity securities	74%	73%
Short-term investments	17	21
Equity securities	4	3
Other investments	5	3
	100%	100%

Other investments are comprised of interests in partnerships and limited liability companies managed by professionals and related to alternative energy, investing and trading securities, privately-held educational investments and entertainment assets, as well as commercial real estate investments (rental properties).  The partnerships and limited liability company investments are recorded at cost if our ownership is minor and we do not have significant operating and financial influence, otherwise the investments are recorded at our share of the net asset value using the equity method of accounting.  At March 31, 2010, the net asset values exceeded the carrying values by approximately $10.2 million, which is not reflected in the carrying values of our investments or in our equity.  Gains from the cost-based investments are recognized when we receive distributions and impairments are recognized when we determine that an other-than-temporary impairment has occurred.  The real estate investments are recorded at cost less accumulated depreciation.

Our fixed maturity and short-term investment portfolio was comprised of the following:

	March 31, 2010	December 31, 2009
Corporate bonds	71%	69%
U.S. Treasury bills and notes	16	19
Municipal bonds	9	9
Commercial mortgage-backed securities	1	1
Other securities	3	2
	100%	100%

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The following tables present the amortized cost and fair value of our fixed maturity securities, including short-term investments, by credit rating categories as of March 31, 2010 and December 31, 2009:

(Dollars in thousands) Total Fixed Maturity Securities	Amortized Cost	Fair Value	Percent of Total Fair Value
March 31, 2010
AAA	$332,420	$333,556	18%
AA	340,932	353,905	20
A	546,907	571,584	31
BBB	349,739	366,123	20
Non-investment grade (1)	197,045	201,305	11
Total	$1,767,043	$1,826,473	100%
December 31, 2009
AAA	$399,085	$400,199	21%
AA	323,690	335,284	18
A	541,194	563,562	30
BBB	386,733	400,471	21
Non-investment grade (1)	189,754	191,914	10
Total	$1,840,456	$1,891,430	100%

(1)  Based on ratings by the National Association of Insurance Commissioners.

The following table presents the average credit ratings, amortized cost and fair value of our municipal bonds included as a component of the AA category in the table above:

(Dollars in thousands) Municipal Bonds	Average Credit Rating	Amortized Cost	Fair Value
March 31, 2010
Insured by bond insurers (1)	AA- to AA	$67,120	$69,479
Pre-refunded (2)	AA+	29,090	30,561
Uninsured	AA-	64,732	67,264
Total	AA	$160,942	$167,304
December 31, 2009
Insured by bond insurers (1)	AA	$70,493	$72,995
Pre-refunded (2)	AA to AA+	26,839	28,444
Uninsured	AA- to AA	64,047	66,074
Total	AA	$161,379	$167,513

(1)                                  Average credit ratings of underlying issuers were AA- in 2010 and 2009.

(2)                                  Pre-refunded municipal bonds in our portfolio are collateralized by investments in U.S. Government securities.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

We diversify our fixed maturity portfolio across a number of industries.  The table below sets forth the amortized cost and fair value of fixed maturity securities, including short-term investments, by industry at March 31, 2010:

(Dollars in thousands)	Amortized Cost		Fair Value
U.S. Government	$301,227	16%	$301,273	16%
Financial	250,476	14	257,077	14
Insurance	173,939	10	182,271	10
Municipal bonds	160,942	9	167,304	9
Food and beverage	122,881	7	127,403	7
Utilities	84,700	5	89,302	5
Petroleum and natural gas	74,377	4	77,829	4
Hotels and casinos	67,022	4	67,562	4
Machinery	62,780	4	66,250	4
Communications	62,042	4	64,829	4
Personal goods	58,236	3	60,307	3
Pharmaceuticals	47,389	3	50,046	3
Technology	29,623	2	30,761	2
Entertainment	21,067	1	22,189	1
Chemicals	21,336	1	21,827	1
Other (1)	229,006	13	240,243	13
Total	$1,767,043	100%	$1,826,473	100%

(1) Represents industries comprising less than 1% of our fixed maturity portfolio.

The net unrealized gain in our available-for-sale investment portfolio is reported as a separate component of stockholders’ equity and improved by $6.4 million before tax during the first quarter 2010, as shown below:

	Fixed Maturity Securities, Including Short-term Investments		Equity Securities		Total
(Dollars in thousands)	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
March 31, 2010	$59,430	$38,631	$3,022	$1,964	$62,452	$40,595
December 31, 2009	50,974	33,133	5,100	3,315	56,074	36,448

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

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

Based on the validation procedures noted above, we did not identify any material discrepancies between our values and those provided by the independent pricing service and we did not adjust the prices provided by our independent pricing services as of March 31, 2010.

We use mid-market quotes from well recognized market information sources as the basis for the fair value of highly liquid U.S. Government securities including U.S. Government Treasury Notes and Bills.  We also use market information sources and unadjusted non-binding quotes from broker-dealers to determine the fair value of a small number of our securities that are not priced by our independent pricing service.  As of March 31, 2010, we had four fixed income securities with fair values totaling $25.7 million based on non-binding quotes obtained from broker-dealers.  To validate that the values obtained from the broker-dealers are reasonable estimates of fair value, we confirm that the non-binding quotes are based on proprietary models that use observable market inputs and trade information for similar securities.  The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available, including unobservable market data.

Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary.  We continually assess the prospects for individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values.  Our other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments below the amortized cost basis, the seniority and duration of the securities, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives.  For over eighteen years, we have consistently applied the presumption that an unrealized loss of 20% or more continuously for six months or more is other-than-temporary, in addition to issuer specific events.  For debt securities beginning in 2009, the amount of an other-than-temporary impairment related to a credit loss or an impairment on a security we have the intent, at the balance sheet date, to sell before recovery of our cost is recognized in earnings and reflected as a reduction in the cost basis of the security.  The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, an other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security based on the extent and duration that the fair value is below cost, in addition to issuer specific events.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

There were no other-than-temporary impairments recorded during the three months ended March 31, 2010.  As of March 31, 2010 there were 25 fixed maturity securities with unrealized losses totaling $1.7 million, all of which were less than 20% of cost, and there were 19 equity securities with unrealized losses totaling $1.2 million with only one security with an unrealized loss of $0.1 million in excess of 20% for less than one month.

During the three months ended March 31, 2009, net realized gains were reduced by $9.7 million of impairments on two corporate debt securities with a fair value of $10.8 million at the date of impairment, in accordance with our other-than-temporary impairments accounting policy discussed previously.  These securities had unrealized losses continually for six months prior to the impairments.  We determined the estimated cash flows at 60% of par value for one of the debt securities and 90% of par value for the other debt security, and discounted the cash flows using the effective interest rate of 6.60% and 5.49% implicit in the two debt securities at the date of acquisition.  Most of these securities, representing $7.8 million of the impairment charge, were sold during 2009 and we realized gains of $1.6 million at the time of sale.  During the three months ended March 31, 2010, we sold the remaining securities representing $1.9 million of the original impairment charge recognized in the first quarter 2009 and we realized a gain of $1.2 million.

At March 31, 2010 and December 31, 2009, gross unrealized gains and losses in our investment portfolio were as follows:

	Unrealized
(Dollars in thousands)	Gains	(Losses)
March 31, 2010
Fixed maturity securities, including short-term investments	$61,110	$(1,680)
Equity securities	4,182	(1,160)
Total unrealized gains (losses)	$65,292	$(2,840)
Percent of total investment portfolio at fair value	3.3%	0.1%
December 31, 2009
Fixed maturity securities, including short-term investments	$54,895	$(3,921)
Equity securities	5,219	(119)
Total unrealized gains (losses)	$60,114	$(4,040)
Percent of total investment portfolio at fair value	3.0%	0.2%

We believe that our unrealized losses on individual fixed maturity and equity securities at March 31, 2010 are not indicative of impaired values.  We base this conclusion on our current understanding of the issuers of these securities.  As of March 31, 2010, we have not made a decision to sell any of these securities and we have adequate liquidity and will not be required to sell before recovery of their cost basis.  It is possible that we could recognize future impairments on some securities we owned at March 31, 2010 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The scheduled maturity dates for fixed maturity securities, including short-term investments, with unrealized losses at March 31, 2010 are shown below.  Actual repayments may differ from those scheduled as a result of prepayments by the issuers.

(Dollars in thousands)	Unrealized Losses	Fair Value
Due in 1 year or less	$(55)	$184,291
Due after 1 year through 5 years	(369)	45,570
Due after 5 years through 10 years	(499)	26,314
Due after 10 years	(757)	19,204
Total	$(1,680)	$275,379

In addition to the other-than-temporary impairments included in net realized gains in 2009, the following is a summary of losses realized on the sale of securities, excluding short-term investments, for the periods shown reflecting the period of time that the security had been continuously in an unrealized loss position preceding the sale:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Fixed maturity securities:
Realized losses on sales	$(116)	$(1,598)
Fair value at the date of sale	11,797	67,967
Number of securities sold	3	11
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(115)	$(97)
3-6 months	(1)	(282)
6-12 months		(604)
Greater than 12 months		(615)
Equity securities:
Realized losses on sales	$(10)
Fair value at the date of sale	432
Number of securities sold	5
Losses realized on securities with an unrealized loss preceding the sale for:
Less than 3 months	$(10)

Sales of investments at a loss result from ongoing portfolio management, and may reflect our response to changes in interest rates, changes in our view of the prospects for an issuer or its industry, or changes in our views about appropriate asset concentrations and allocation.  At the time we sold these investments at a loss, the sales were not related to any liquidity needs.

Liquidity and Capital Resources

Our insurance subsidiaries generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums.  Collected premiums are invested prior to their disbursements for claims, and investment income provides additional cash flow.  At March 31, 2010 and December 31, 2009, short-term investments and fixed maturity securities maturing within two years in the insurance subsidiaries were $627.5 million and $646.1 million, respectively.  We expect to pay our obligations as they become due from our liquid assets.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

The following is a summary of our net cash used in operating activities in the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net cash flow from workers’ compensation business	$(12,575)	$(27,641)
Net cash flow from assumed reinsurance business	(1,212)	(2,102)
Investment income received	19,471	25,134
Interest and other expenses paid by parent	(4,172)	(5,491)
Income taxes paid	(3,499)
Net cash used in operating activities	$(1,987)	$(10,100)

Net cash flows from our workers’ compensation and assumed reinsurance businesses are non-GAAP financial measures that represent the following on a pre-tax basis: premiums collected less losses, loss adjustment expenses, underwriting and other operating expenses paid.  We provide this measure to assist in understanding the net cash used in operating activities given that we exited the assumed reinsurance business in 2005.  The net cash flows from the insurance operations, in addition to investment income received, interest and other expenses paid by our parent company, and income taxes paid are included in net cash used in operating activities, the most comparable GAAP financial measure.

Our insurance subsidiaries are required to have securities on deposit for the protection of injured workers in accordance with various state laws and regulations, primarily in California, our state of domicile.  At March 31, 2010 and December 31, 2009, investments with a fair value of $1.0 billion were on deposit to comply with such laws and regulations.  At March 31, 2010, our California deposits exceeded the statutory requirement by approximately $270 million, based on our December 31, 2009 statutory financial statements.  We expect the California DOI to approve and release our excess deposits during the second quarter 2010.  In addition, California laws and regulations place various restrictions on the types and amounts of investments that may be made by our insurance subsidiaries.

Zenith National requires cash to pay dividends declared to our stockholders, make interest and principal payments on our outstanding debt due 2028, fund operating expenses and, from time to time, make capital contributions to Zenith Insurance.  Such cash requirements are generally funded in the long-run by dividends received from Zenith Insurance and financing or refinancing activities by Zenith National.  Cash, short-term investments and other marketable investments of Zenith National were $85.9 million and $94.7 million at March 31, 2010 and December 31, 2009, respectively.  Zenith National’s available invested assets and other sources of liquidity are currently expected to be sufficient to meet its short-term and long-term liquidity.

Our insurance subsidiaries are subject to insurance regulations, which restrict their ability to distribute dividends.  In 2010, Zenith Insurance has the ability to pay up to $97.9 million of dividends to Zenith National without prior approval of the California DOI.  Zenith Insurance paid $15.0 million and $30.0 million in dividends to Zenith National in the three months ended March 31, 2010 and 2009, respectively.  The restrictions on the payment of dividends have not had, and under current regulations are not expected to have, a material adverse impact on the ability of Zenith Insurance to pay dividends.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires both the use of estimates and judgment relative to the application of appropriate accounting policies.  Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  We believe that certain matters related to accounting policies and estimates in the areas of loss reserve estimation, deferred income taxes, investment fair values and investment write-downs are particularly important to an understanding of our Consolidated Financial Statements.  These matters are discussed under “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments.  However, we have the ability to hold fixed maturity securities to maturity.  We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk.  We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management.  The allocation among various types of securities is adjusted from time to time based on market conditions, credit and liquidity conditions, tax policy, changes in interest rates and other factors.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer.  We do not engage in securities lending.  At March 31, 2010, we did not have sub-prime mortgages, derivative strategies, credit default swaps or other credit-enhancement exposures.

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

	Expected Maturity Date
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
As of March 31, 2010
Fixed Maturity Securities:
Fixed rate	$138,655	$198,594	$326,564	$431,153	$191,962	$194,694	$1,481,622
Weighted average interest rate	1.3%	1.6%	2.4%	3.0%	3.9%	5.9%	3.0%
Short-term investments	$344,851						$344,851
Redeemable securities payable	2,501	$5,002	$5,002	$5,002	$5,002	$128,523	151,032
As of December 31, 2009
Fixed Maturity Securities:
Fixed rate	$146,328	$197,572	$315,512	$418,380	$214,716	$182,559	$1,475,067
Weighted average interest rate	1.4%	2.0%	3.1%	3.5%	4.3%	6.5%	3.5%
Short-term investments	$416,363						$416,363
Redeemable securities payable	5,002	$5,002	$5,002	$5,002	$5,002	$128,523	153,533

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

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

Five substantially similar putative class action lawsuits relating to the pending merger with Fairfax have been filed.  Three of these cases were filed in California Superior Court in Los Angeles and have since been consolidated and the other two in the Delaware Court of Chancery.  The Delaware actions have also been consolidated and the plaintiffs have filed a Consolidated Amended Complaint.  The complaints in these actions, each of which purports to be brought as class actions on behalf of all of Zenith National’s stockholders, excluding the defendants and their affiliates, allege that the consideration that stockholders will receive in connection with the merger is inadequate and that Zenith National’s directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement and, in the case of the consolidated Delaware action, in disseminating incomplete and inaccurate information regarding the merger.  The complaints further allege that Zenith National and Fairfax aided and abetted the alleged breaches by Zenith National’s directors.  The complaints seek various forms of relief, including injunctive relief that would, if granted, prevent the merger from being consummated in accordance with the agreed-upon terms.  The plaintiffs in the consolidated Delaware action have moved for a preliminary injunction to prevent the stockholder vote on the merger.  That motion is scheduled to be heard by the Delaware Court of Chancery on April 22, 2010.  The plaintiffs in the consolidated California action have stipulated that they will not seek injunctive relief in that case in connection with the proposed transaction, as long as the plaintiffs in the Delaware action proceed with their preliminary injunction motion, and have sought and been granted the right to intervene in the Delaware action for purposes of participating in the preliminary injunction motion.  The Company believes that the complaints are without merit and intends to defend the actions vigorously.

Item 1A. Risk Factors

In addition to the risks and uncertainties described under the headings “Risk Factors” and “Business” that are otherwise disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on March 3, 2010 for the period ended December 31, 2009, we provide the following additional risks and uncertainties related to the pending merger with Fairfax:

•                  the stockholders of the Company may not adopt the merger agreement;

•                  litigation in respect of the merger could delay or prevent the closing of the merger;

•                  the parties may be unable to obtain governmental and regulatory approvals required for the merger, or required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger;

•                  the parties may be unable to complete the merger because, among other reasons, conditions to the closing of the merger may not be satisfied or waived;

•                  the possibility of disruption from the merger making it more difficult to maintain business and operational relationships.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Item 6.  Exhibits

3.1

Amended and Restated Certificate of Incorporation of Zenith National Insurance Corp. filed with the Delaware Secretary of State on May 30, 2006. (Incorporated by reference to Exhibit 3.1 to Zenith’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

3.2	Bylaws of Zenith National Insurance Corp. (Incorporated by reference to Exhibit 3.2 to Zenith’s Current Report on Form 8-K filed May 19, 2009.)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which certification is filed herewith.

99.1	Available-for-sale investment portfolio as of March 31, 2010, a copy of which is filed herewith.

ZENITH NATIONAL INSURANCE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZENITH NATIONAL INSURANCE CORP.

April 21, 2010	By:	/s/ Stanley R. Zax
Date		Stanley R. Zax
Chairman of the Board and President
(Principal Executive Officer)

April 21, 2010	By:	/s/ Kari L. Van Gundy
Date		Kari L. Van Gundy
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Index

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), a copy of which certification is filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, a copy of which certification is filed herewith.

99.1	Available-for-sale investment portfolio as of March 31, 2010.

The complete list of all exhibits filed or furnished with this quarterly report on Form 10-Q, including those incorporated by reference, are set forth in Item 6 of this Form 10-Q.